Form 10-K
period 1997-06-30
CORAL DEVELOPMENT CORP
filed 1997-09-29
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1997
Commission File number   333-6410

                     CORAL DEVELOPMENT CORP.

     (Exact Name of Registrant as Specified in its Charter)

Delaware                                11-3349762

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)           Identification Number)

             240 Clarkson Avenue, Brooklyn NY 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past ninety days.

       Yes / X /         No /   /.

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of September 18, 1997, there was no aggregate market value of the voting stock held by non-affiliates of the Registrant due to the fact that there was no trading market in the shares of the Registrant.

The Number of Shares Outstanding of the Registrant at September 18, 1997 was 403,000.

                             PART I

1.   Business

     The Registrant was incorporated in November 1996 and formed by Modern Technology Corp. (MTC) who presently owns all 403,000 outstanding shares. MTC intends to distribute the 403,000 shares to its shareholders as a dividend, on a pro-rata basis, at the rate of one share for each 50 shares of MTC.

     The Registrant proposed to combine with an existing privately held company. A combination may be structured as a merger, consolidation, exchange of Registrant's common stock for stock or assets or any other form which will result in the combined enterprises being a publicly held corporation. If the Company is unable to consummate a suitable combination within 18 months from the effective date of its Registration Statement (June 6, 1997) (under Rule 419) then the securities will be released from escrow and returned promptly to MTC and its Board of Directors will probably recommend its liquidation and dissolution. During the period from December 17, 1996 to June 30, 1997 the Registrant generated a net loss of $578.

Item 2.   Properties

     As of June 30, 1997, the Registrant owned no property.  The
Registrant utilizes some space in the offices of MTC for which it pays no rent.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     There is no market for the shares of the Registrant.

     Number of Shareholders - 370 shareholders of record as of 9/22/97.

     Dividends - None Paid.

Item 6.   Selected Financial Data

          For the period from December 17, 1996 to June 30, 1997

Total Revenues           $   -0-
Net Income (Loss)           (578)
Net Income (Loss)
  per share                 NIL
Total Assets              29,722
Long Term Debt               -0-
Dividends                    -0-

Item 7.   Management's Discussion and Analysis of Results of
          Operations.

     The Registrant is a Delaware corporation in the development state and has not begun any formal operations. The principal purpose of the Registrant is to find and merge with an operating company. For the period from December 17, 1996 to June 30, 1997 the Registrant generated a net loss of $578 which consisted of general and administrative expenses. At June 30, 1997 the Registrant has total assets of $29,722, no liabilities and stockholders equity of $29,722. At June 30, 1997 there were 403,000 shares issued and outstanding.

     On December 10, 1996 Modern Technology Corp., the parent company of the Registrant, purchased 403,000 shares of the company for $30,300. Modern Technology Corp. has registered the Registrant's shares with the Securities and Exchange Commission and intends to distribute these shares to Modern Technology Corp's stockholders in the form of a dividend.

Item 8.   Financial Statements.

     Attached.

Item 9.   Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers.

     The executive officers and directors of the Registrant are as follows:

Name                Age       Title               Term Expires
Arthur Seidenfeld    46       President and       Next Annual
                              Director            Meeting

Anne Seidenfeld      84       Treasurer,          Next Annual
                              Secretary and       Meeting
                              Director

     Each of the above named individuals has served the Registrant in the capacity indicated since its formation on November 19, 1996.
     Arthur Seidenfeld has been President and Director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University.

     He is also President and Director of Modern Technology Corp., a publicly traded company engaged in financial consulting activities. He is also President and a Director of Daine Industries Inc., a publicly traded company which through its wholly owned subsidiary, Lite King Corp., is engaged in the manufacture of wiring devices. He is also President and a Director of Davin Enterprises, Inc., a publicly traded company which is seeking out appropriate business opportunities and which also has an equity position in Target Vision Inc., a privately owned company in the computerized communication field. From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities.

     Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in
1931.  Mrs. Seidenfeld is Treasurer, Secretary and  Director of
Daine Industries Inc., Modern Technology Corp. and Davin
Enterprises, Inc.

     Arthur Seidenfeld is the son of Anne Seidenfeld.

Item 11.  Management - Remuneration and Transactions.

     During the period from inception to June 30, 1997 neither officer received any remuneration.

                             PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

a. The following are known to Registrant to be beneficial owners of 5% or more of the Registrant's common stock:

Title of Class
Common Stock

Name of Beneficial Owner      Amount &       Percentage
                              Nature of       of Class
                              Beneficial
                              Ownership

Arthur Seidenfeld
240 Clarkson Ave
Brooklyn, New York            193,096             47.9%

Anne Seidenfeld
240 Clarkson Ave
Brooklyn, New York             48,530             12.0%

All officers and
Directors as a
Group (2)                     241,626             59.9%
b.  The shares owned by management are as follows:

Arthur Seidenfeld             193,096             47.9%
Anne Seidenfeld                48,530             12.0%

Item 13.  Certain Relationships and Related Transactions.

     None.

                     CORAL DEVELOPMENT CORP.
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
         FILED WITH THE ANNUAL REPORT OF THE COMPANY ON
                            FORM 10K

Item 14.  Exhibits

Financial Statements and Schedules and Reports on Form 10K

     Accountant's Report
     Balance Sheets as of June 30, 1997 and December 16, 1996 Statement of Shareholders' Equity For the Period November 19, 1996 (Inception) to June 30, 1997
     Statement of Operations For the Period from December 17, 1996 to June 30, 1997 and For the Period from November 19, 1996 (Inception) to December 16, 1996.
     Statement of Cash Flows For the Period from December 17, 1996 to June 30, 1997 and For the Period from November 19, 1996 (Inception) to December 16, 1996.
     Notes to Financial Statements
     Schedule II-Valuation and Qualifying Accounts

     Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

     Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to Section 12 of the Securities Act of 1934:

     a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.



















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

               JUNE 30, 1997 AND DECEMBER 16, 1996








                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEETS                                                2


STATEMENT OF STOCKHOLDER'S EQUITY                             3


STATEMENTS OF OPERATIONS                                      4


STATEMENTS OF CASH FLOWS                                      5


NOTES TO THE FINANCIAL STATEMENTS                            6-7










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
461 Beach 124 Street
Belle Harbor, New York  11694


We have audited the accompanying balance sheets of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of June 30, 1997 and December 16, 1996 and the related statements of stockholder's equity, operations and cash flows for the period ended June 30, 1997 and the period November 19, 1996 (inception) to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of June 30, 1997 and December 16, 1996, and the statement of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 15, 1997




                                                    Page 1 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                             June 30,  December 16,
                                               1997        1996

                                ASSETS


ASSETS

  Current assets - cash                      $ 3,515     $30,000
  Deferred registration costs                 25,907         -0-
  Organization Expense                           300         300


TOTAL ASSETS                                 $29,722     $30,300


                 LIABILITIES AND STOCKHOLDER'S EQUITY


TOTAL LIABILITIES                            $   -0-     $   -0-

STOCKHOLDER'S EQUITY

  Common stock par value $.001
    20,000,000 shares authorized
    403,000 shares issued and outstanding        403         403
  Additional paid in capital                  29,897      29,897
  (Deficit) accumulated during the
    development stage                           (578)        -0-

TOTAL STOCKHOLDER'S EQUITY                    29,722      30,300


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $29,722     $30,300














The accompanying notes are an integral part of this financial statement.


                                                         Page 2 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
       FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO JUNE 30, 1997


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Stock-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897       $ -0-     $30,300


Balance -
December 16, 1996      403,000      403     29,897         -0-      30,300


Net (Loss) for the
period                                                    (578)       (578)


BALANCE -
JUNE 30, 1997          403,000     $403    $29,897       $(578)    $29,722


























The accompanying notes are an integral part of this financial statement.


                                                         Page 3 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF OPERATIONS


                                                       Period from
                                     Period from     November 19, 1996
                                  December 17, 1996   (inception) to
                                  to June 30, 1997   December 16, 1996


General and administrative
  expenses                             $  (578)           $   -0-


Net (Loss) for the period              $  (578)           $   -0-


Net (Loss) per share                   $ (0.00)           $ (0.00)


Weighted average common shares
  outstanding                          403,000            403,000


Cumulative amounts from inception:

  General and administrative
    expenses                           $   578

  Net (Loss)                           $  (578)






















The accompanying notes are an integral part of this financial statement.


                                                          Page 4 of 7
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS

                                                  Period From  Cumulative
                                     Period From    11/19/96     Amounts
                                       12/17/96   (inception)     From
                                     to 6/30/97   to 12/16/96  Inception


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $  (578)     $   -0-      $  (578)
Changes In Assets
  (Increase) in Organization Expense       -0-         (300)        (300)

    Net Cash (Used In) Operating
     Activities                           (578)        (300)        (878)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-          -0-          -0-


CASH FLOWS FROM FINANCING ACTIVITIES
  Common Stock Issuance                    -0-       30,300       30,300
  (Increase) in Deferred Registration
    Costs                              (25,907)         -0-      (25,907)
  Net Cash Provided By (Used In)
    Financing Activities               (25,907)      30,300        4,393

Net Increase (Decrease) in Cash        (26,485)      30,000        3,515

Cash, Beginning of Period               30,000          -0-          -0-


CASH, END OF PERIOD                    $ 3,515      $30,000      $ 3,515


Supplemental Disclosures of
  Cash Flow Information
    Cash Paid During Period for:
      Taxes                            $   -0-      $   -0-      $   -0-
      Interest                         $   -0-      $   -0-      $   -0-












The accompanying notes are an integral part of this financial statement.


                                                                 Page 5 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1997

NOTE 1:   ORGANIZATION AND NATURE OF OPERATIONS

          Coral Development Corp. (CDC) is a Delaware corporation. CDC is in the development stage and has not begun any formal operations. CDC's office is located in New York. The principal purpose of CDC is to find and merge with an operating company. The Company's fiscal year end is June 30.

          On December 10, 1996 Modern Technology Corp., the parent company of Coral Development Corp., purchased 403,000 shares of the company for $30,300. The shares of the Company were registered on June 6, 1997 with the Securities and Exchange Commission. The intention of Modern Technology Corp. is to distribute those shares to Modern Technology Corp.'s stockholders in the form of a dividend.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          ACCOUNTING POLICIES

          Coral Development Corp.'s accounting policies conform to generally accepted accounting principles. Significant policies followed are described below.

          ESTIMATES IN FINANCIAL STATEMENTS

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3:   INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $578 available to reduce any future income taxes. The tax benefit of these losses, approximately $200, has been offset by a valuation allowance due to the uncertainty of its realization.



                                                 Page 6 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of June 30, 1997, the Company has incurred deferred registration costs of $25,907 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.







































                                                            Page 7 of 7

Our examination was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in the following Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Securities and Exchange Commision. Such information has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Greenberg & Company LLC

Springfield, New Jersey
August 15, 1997

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
JUNE 30, 1997

COLUMN A-DESCRIPTION   COLUMN B-BALANCE  COLUMN C-ADDITIONS   COLUMN C-ADDITIONS COLUMN D    COLUMN E-BALANCE
                       AT BEGINNING OF   CHARGED TO COSTS     CHARGED TO OTHER   DEDUCTIONS  AT END OF PERIOD
                       PERIOD            AND EXPENSE          ACCOUNTS



TAX BENEFIT RESERVE    0                 200                  0                  0           200

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CORAL DEVELOPMENT CORP.



                     By:   Arthur Seidenfeld
           President, Principal Executive Officer and
                   Principal Financial Officer
                        Dated:  September 22, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name and Signature      Title                 Date


Arthur Seidenfeld       President and         Sept 22, 1997
                        Director




Anne Seidenfeld         Treasurer, Secretary  Sept 22, 1997
                        and Director