Form 10-Q
period 1997-09-30
CORAL DEVELOPMENT CORP
filed 1997-11-14
CIK 1034592

Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended September 30, 1997 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 333-6410

                     CORAL DEVELOPMENT CORP.

     (Exact Name of Registrant as Specified in its Charter)

Delaware                                11-3349762

(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)            Identification Number)

           240 Clarkson Ave  Brooklyn, New York 11226

(Address of Principal Executive Office)           (Zip Code)

                          (718)469-3132

      (Registrant's Telephone Number, Including Area Code)


      (Former Name, Former Address and Former Fiscal Year,
                  If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest practicable date.  403,000

                              10Q-1













                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997






                            I N D E X




                                                            Page



ACCOUNTANTS' REVIEW REPORT                                    1


BALANCE SHEETS                                                2


STATEMENT OF STOCKHOLDERS' EQUITY                             3


STATEMENTS OF OPERATIONS                                      4


STATEMENTS OF CASH FLOWS                                      5


NOTES TO THE FINANCIAL STATEMENTS                            6-11






                   ACCOUNTANTS' REVIEW REPORT




To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York

We have reviewed the balance sheet of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as at September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the three month period ended September 30, 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1997, and the related statement of operations, stockholders' equity and cash flows for the period then ended (not presented herein); and in our report dated August 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY, LLC

Springfield, New Jersey
October 29, 1997



                                                     Page 1 of 11

                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS

                                      Sept. 30, 1997
                                        (Unaudited)    June 30, 1997


                              A S S E T S


Current assets-Cash                      $ 2,295          $ 3,515
Deferred registration costs               26,007           25,907
Organization Expense                         300              300



TOTAL ASSETS                             $28,602          $29,722



L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y


TOTAL LIABILITIES                        $   -0-          $   -0-


STOCKHOLDERS' EQUITY
  Common Stock Par Value $.001
    Authorized:   20,000,000
    Shares Issued and Outstanding:
    403,000 Shares                           403              403
  Additional Paid-In Capital              29,897           29,897
  (Deficit) Accumulated during the
    development stage                     (1,698)            (578)
    Total Stockholders' Equity           $28,602          $29,722


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $28,602          $29,722













Subject to the comments contained in the Accountants' Review Report.

                                                          Page 2 of 11
                     CORAL DEVELOPMENT CORP.
                   (A WHOLLY OWNED SUBSIDIARY)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD NOVEMBER 19, 1996(INCEPTION) TO SEPTEMBER 30, 1997



                                                   (Deficit)
                             Common               Accumulated Total
                             Stock    Additional  During the  Share-
                     # of   $.001 par   Paid in   Development holders'
                    Shares    Value    Capital      Stage     Equity

Initial investment  403,000   $403      $29,897    $   -0-    $30,300
in capital stock

BALANCE AT
DECEMBER 16, 1996   403,000    403       29,897        -0-     30,300

Net (Loss) for the
period                                                (578)      (578)

BALANCE AT
JUNE 30, 1997
(Audited)           403,000    403       29,897       (578)    29,722

Net (Loss) for the
three months ended
September 30, 1997                                  (1,120)    (1,120)


BALANCE AT
SEPTEMBER 30, 1997
(Unaudited)         403,000   $403      $29,897   $ (1,698)   $28,602


















Subject to the comments contained in the Accountants' Review Report.


                                                      Page 3 of 11
                       CORAL DEVELOPMENT CORP.
                    (A WHOLLY OWNED SUBSIDIARY)
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS
     FOR THE PERIOD NOVEMBER 19, 1996(INCEPTION) TO SEPTEMBER 30, 1997


                                                            Period from
                                    For the Three         November 19, 1996
                                     Months Ended          (Inception) to
                                  September 30, 1997        June 30, 1997


General and Administrative
  Expenses                           $(1,120)                $  (578)

Net (Loss) for the Period            $(1,120)                $  (578)

Net (Loss) per Share                 $(0.000)                $ (0.00)

Weighted Average Common
  Shares Outstanding                 403,000                 403,000

Cumulative Amounts from
  Inception:

  General and Administrative
   Expenses                          $ 1,698
  Net (Loss)                         $(1,698)

























Subject to the comments contained in the Accountants' Review Report.

                                                          Page 4 of 11
                       CORAL DEVELOPMENT CORP.
                    (A WHOLLY OWNED SUBSIDIARY)
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF CASH FLOWS



                                              Period From        Cumulative
                           For the Three     November 19, 1997     Amounts
                           Months Ended        (inception) to        From
                          September 30, 1997   June 30, 1997      Inception
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net (Loss)                    $(1,120)            $(578)         $(1,698)

Changes in Assets
  (Increase) in
  Organization Expense            -0-              (300)            (300)

  Net Cash (Used In)
   Operating Activities        (1,120)             (878)          (1,998)

CASH FLOWS FROM INVESTING
  ACTIVITIES                      -0-               -0-              -0-

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Common Stock Issuance           -0-            30,300           30,300
  (Increase) in Deferred
    Registration Costs           (100)          (25,907)         (26,007)
  Net Cash Provided By
    (Used In) Financing
     Activities                  (100)            4,393            4,293

Net Increase (Decrease)
  In Cash                      (1,220)            3,515            2,295

Cash, Beginning of
  Period                        3,515               -0-              -0-

CASH END OF PERIOD             $2,295            $3,515           $2,295











Subject to the comments contained in the Accountants' Review Report.


                                                            Page 5 of 11
                     CORAL DEVELOPMENT CORP.
                   (A WHOLLY OWNED SUBSIDIARY)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)


NOTE 1:   ORGANIZATION AND NATURE OF OPERATIONS

          Coral Development Corp. (CDC) is a Delaware corporation. CDC is in the development stage and has not begun any formal operations. CDC's office is located in New York. The principal purpose of CDC is to find and merge with an
          operating company.   The Company's fiscal year end is
          June 30.

          On December 10, 1996, Modern Technology Corp. (Modern), the parent company of Coral Development Corp., purchased 403,000 shares of the Company for $30,300. The shares of the Company were registered on June 6, 1997 with the SEC. The intention of Modern is to distribute those shares to Modern's shareholders in the form of a dividend.

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















Subject to the comments contained in the Accountants' Review Report.

                                                          Page 6 of 11

                     CORAL DEVELOPMENT CORP.
                   (A WHOLLY OWNED SUBSIDIARY)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)



NOTE 3:   INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $1,698 available to reduce any future income taxes. The tax benefit of these losses, approximately $600, has been offset by a valuation allowance due to the uncertainty of its realization.



NOTE 4:   DEFERRED REGISTRATION COSTS

          As of September 30, 1997, the Company has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.




















                                                     Page 7 of 11

                     CORAL DEVELOPMENT CORP.
                   (A WHOLLY OWNED SUBSIDIARY)
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                           (Unaudited)
                           (Continued)


NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to September 30, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.








































                                                    Page 8 of 11
                 Part 1.  Financial Information

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

          Coral Development Corp. ("The Registrant") was incorporated in November 1996 and formed by Modern Technology Corp. ("MTC") who presently owns all 403,000 outstanding shares. MTC has distributed the 403,000 shares (in escrow) to its shareholders as a dividend, on a pro-rata basis, at the rate of one share for each fifty shares of MTC.

          The Registrant proposes to combine with an existing privately held company. A combination may be structured as a merger, consolidation, exchange of Registrant's common stock for stock or assets or any other form which will result in the combined enterprises being a publicly held corporation. If the Company is unable to consummate a suitable combination within 18 months from the effective date of its Registration Statement (June 6, 1997) (under Rule 419) then the securities will be released from escrow and returned promptly to MTC and its Board of Directors will probably recommend its liquidation and dissolution. The management of the Registrant is presently actively seeking a possible merger candidate although no assurance can be given that a merger will be successfully completed within the 18 month period referred to above.

          For the three months ended September 30, 1997, the Registrant generated a net loss of $1,120. For the period from inception (November 19, 1996) to June 30, 1997, the Registrant generated a net loss of $578. At September 30, 1997, the Registrant has total assets of $28,602, consisting of cash of $2,295, deferred registration costs of $26,007 and organization expense of $300. There were no liabilities and stockholders' equity of $28,602.

          No salaries have been paid to the officers and directors of the Registrant since inception.


                   Part 2.  Other Information


Item 1.   Legal Proceedings.  None.


Item 2.   Changes in Securities.  None.


Item 3.   Defaults upon Senior Securities.  None.


Item 4.   Submission of Matters to a Vote of Security Holders.
          None.


Item 5.   Other Materially Important Events.  None.


Item 6.   Exhibits and Reports on Form 8-K.  None.




                           SIGNATURES


          Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CORAL DEVELOPMENT CORP.


                    By: Arthur J. Seidenfeld
                 President, Chief Executive and
                     Chief Financial Officer
                        November 12, 1997