Form 10-Q
period 1997-12-31
CORAL DEVELOPMENT CORP
filed 1998-02-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended December 31, 1997

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

                              10Q-1

















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1997








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










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York

We have reviewed the balance sheet of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of December 31, 1997 and the related statements of operations, stockholder's equity and cash flows for the six month period ended December 31, 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 15, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1997 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
January 22, 1998



                                                    Page 1 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                           Dec. 31, 1997  June 30,
                                            (Unaudited)     1997

                                ASSETS


ASSETS

  Current assets - cash                      $ 1,927      $ 3,515
  Deferred registration costs                 26,007       25,907
  Organization expense                           300          300


TOTAL ASSETS                                 $28,234      $29,722


                 LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued expenses                             $ 1,500      $   -0-
Due to parent company                          4,451          -0-
TOTAL CURRENT LIABILITIES                      5,951          -0-

STOCKHOLDER'S EQUITY
  Common stock par value $.001
    Authorized: 20,000,000 shares
    Shares Issued and Outstanding:
    403,000 Shares                               403          403
  Additional paid in capital                  29,897       29,897
  (Deficit) accumulated during the
    development stage                         (8,017)        (578)

TOTAL STOCKHOLDER'S EQUITY                    22,283       29,722


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $28,234      $29,722













See Accountant's Review Report.


                                                          Page 2 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
     FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO December 31, 1997


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Stock-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897       $   -0-   $30,300

BALANCE AT
DECEMBER 16, 1996      403,000      403     29,897           -0-    30,300

Net (Loss) for the
period                                                      (578)     (578)

BALANCE AT
JUNE 30, 1997
(Audited)              403,000      403     29,897          (578)   29,722

Net (Loss) for the
six months ended
December 31, 1997                                         (7,439)   (7,439)


BALANCE AT
DECEMBER 31, 1997
(Unaudited)            403,000     $403    $29,897       $(8,017)  $22,283



















See Accountant's Review Report.


                                                         Page 3 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
     FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO DECEMBER 31, 1997


                                                              Period from
                              For the Six For the Three Nov. 19, 1996 Months Ended Months Ended (inception) to Dec. 31, 1997 Dec. 31, 1997 June 30, 1997
                               (unaudited)      (unaudited)

General and administrative
  expenses                     $(7,439)          $(6,319)       $ (578)


Net (Loss) for the period      $(7,439)          $(6,319)       $ (578)


Net (Loss) per share           $ (0.02)          $ (0.02)       $(0.00)


Weighted average common
 shares outstanding            403,000           403,000        403,000


Cumulative amounts from inception:

       General and administrative
         expenses              $ 8,017

       Net (Loss)              $(8,017)





















See Accountant's Review Report.


                                                 Page 4 of 7
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS

                                                 Period From    Cumulative
                                   For the Six   Nov 19, 1997     Amounts
                                   Months Ended  (inception) to    From
                                   Dec 31, 1997  June 30, 1997  Inception
                                    (unaudited)                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $(7,439)     $  (578)     $(8,017)
Changes In Assets
 (Increase) in Organization Expense        -0-         (300)        (300)
 Increase (Decrease) in Accrued
  Expenses                               1,500          -0-        1,500

   Net Cash (Used In) Operating
    Activities                          (5,939)        (878)      (6,817)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-          -0-          -0-


CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from Parent Company                4,451          -0-        4,451
 Common Stock Issuance                     -0-       30,300       30,300
 (Increase) in Deferred Registration
   Costs                                  (100)     (25,907)     (26,007)
 Net Cash Provided By (Used In)
   Financing Activities                  4,351        4,393        8,744

Net Increase (Decrease) in Cash         (1,588)       3,515        1,927

Cash, Beginning of Period                3,515          -0-          -0-


CASH, END OF PERIOD                    $ 1,927      $ 3,515      $ 1,927


Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
     Interest Paid                     $   -0-      $   -0-      $   -0-
     Income tax paid                   $   -0-      $   -0-      $   -0-









See Accountant's Review Report.


                                                                 Page 5 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                              (UNAUDITED)

NOTE 1:   ORGANIZATION AND NATURE OF OPERATIONS

          Coral Development Corp. (CDC) is a Delaware corporation. CDC is in the development stage and has not begun any formal operations. CDC's office is located in New York. The principal purpose of CDC is to find and merge with an operating company. The Company's fiscal year end is June 30.

          On December 10, 1996 Modern Technology Corp. (Modern), the parent company of Coral Development Corp., purchased 403,000 shares of the company for $30,300. The shares of the Company were registered on June 6, 1997 with the Securities and Exchange Commission. The intention of Modern is to distribute those shares to Modern's stockholders in the form of a dividend.

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

NOTE 3:   INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $8,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $2,800, has been offset by a valuation allowance due to the uncertainty of its realization.


                                                 Page 6 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of December 31, 1997, the Company has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to December 31, 1997 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























                                                            Page 7 of 7
                    PART 1.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Coral Development Corp. (The Registrant) was incorporated in November 1996 and formed by Modern Technology Corp. (MTC) who presently owns all 403,000 outstanding shares. MTC has distributed the 403,000 shares (in escrow) to its shareholders as a dividend, on a pro-rata basis, at the rate of one share for each fifty shares of MTC.

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

          For the six months ended December 31, 1997, the Registrant generated a net loss of $7,439. For the period from inception (November 19, 1996) to June 30, 1997, the Registrant generated a net loss of $578. At December 31, 1997 the Registrant had total assets of $28,234, consisting of cash of $1,927, deferred registration costs of $26,007 and organization expense of $300. There were liabilities of $5,951 and stockholders' equity of $22,283.

          No salaries have been paid to the officers and directors of the Registrant since inception.

                      Part 2.  Other Information

Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults upon Senion Securities.  None.

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

                        CORAL DEVELOPMENT CORP.



                      By:   Arthur Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                           February 12, 1998