Form 10-Q
period 1998-03-31
CORAL DEVELOPMENT CORP
filed 1998-05-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended March 31, 1998

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

                              10Q-1

















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                         MARCH 31, 1998








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














        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York

We have reviewed the balance sheets of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of March 31, 1998 and the related statements of operations, stockholder's equity and cash flows for the nine month period ended March 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Coral Development Corp.

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

Springfield, New Jersey
April 23, 1998



                                                    Page 1 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                           March 31, 1998 June 30,
                                            (Unaudited)     1997

                                ASSETS


ASSETS

  Current assets - cash                      $ 1,361      $ 3,515
  Deferred registration costs                 26,007       25,907
  Organization expense                           300          300


TOTAL ASSETS                                 $27,668      $29,722


                 LIABILITIES AND STOCKHOLDER'S EQUITY


Accrued expenses                             $ 1,500      $   -0-
Due to parent company                          5,951          -0-
TOTAL LIABILITIES                              7,451          -0-

STOCKHOLDER'S EQUITY
  Common stock par value $.001
    Authorized: 20,000,000 shares
    Shares Issued and Outstanding:
    403,000 Shares                               403          403
  Additional paid in capital                  29,897       29,897
  (Deficit) accumulated during the
    development stage                        (10,083)        (578)

TOTAL STOCKHOLDER'S EQUITY                    20,217       29,722


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $27,668      $29,722












See Accountant's Review Report.


                                                          Page 2 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
      FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO March 31, 1998


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Stock-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897       $    -0-  $30,300

BALANCE AT
DECEMBER 16, 1996      403,000      403     29,897            -0-   30,300

Net (Loss) for the
period                                                       (578)    (578)

BALANCE AT
JUNE 30, 1997
(Audited)              403,000      403     29,897           (578)  29,722

Net (Loss) for the
nine months ended
March 31, 1998                                             (9,505)  (9,505)


BALANCE AT
MARCH 31, 1998
(Unaudited)            403,000     $403    $29,897       $(10,083) $20,217



















See Accountant's Review Report.


                                                         Page 3 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
      FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO MARCH 31, 1998


                                                              Period from
                              For the Nine For the Three Nov. 19, 1996 Months Ended Months Ended (inception) to Mar. 31, 1998 Mar. 31, 1998 June 30, 1997
                               (unaudited)      (unaudited)

General and administrative
  expenses                     $(9,505)          $(3,186)       $ (578)


Net (Loss) for the period      $(9,505)          $(3,186)       $ (578)


Net (Loss) per share           $ (0.02)          $ (0.01)       $(0.00)


Weighted average common
 shares outstanding            403,000           403,000        403,000


Cumulative amounts from inception:

       General and administrative
         expenses              $ 10,083

       Net (Loss)              $(10,083)





















See Accountant's Review Report.


                                                                Page 4 of 7
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS

                                                 Period From    Cumulative
                                   For the Nine  Nov 19, 1997     Amounts
                                   Months Ended  (inception) to    From
                                   Mar. 31, 1998 June 30, 1997  Inception
                                    (unaudited)                 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $(9,505)     $  (578)     $(10,083)
Changes In Assets
 (Increase) in Organization Expense        -0-         (300)         (300)
 Increase (Decrease) in Accrued
  Expenses                               1,500          -0-         1,500

   Net Cash (Used In) Operating
    Activities                          (8,005)        (878)       (8,883)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-          -0-           -0-


CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from Parent Company                5,951          -0-         5,951
 Common Stock Issuance                     -0-       30,300        30,300
 (Increase) in Deferred Registration
   Costs                                  (100)     (25,907)      (26,007)
 Net Cash Provided By (Used In)
   Financing Activities                  5,851        4,393        10,244

Net Increase (Decrease) in Cash         (2,154)       3,515         1,361

Cash, Beginning of Period                3,515          -0-           -0-


CASH, END OF PERIOD                    $ 1,361      $ 3,515      $  1,361


Supplemental Disclosures of
 Cash Flow Information:
  Cash paid during the period for:
     Interest Paid                     $   -0-      $   -0-      $    -0-
     Income tax paid                   $   -0-      $   -0-      $    -0-









See Accountant's Review Report.


                                                                 Page 5 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998
                              (UNAUDITED)

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

NOTE 3:   INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $10,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $3,500, has been offset by a valuation allowance due to the uncertainty of its realization.


                                                 Page 6 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of March 31, 1998, the Company has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1997 to March 31, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























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

          For the nine months ended March 31, 1998, the Registrant generated a net loss of $9,505. For the period from inception (November 19, 1996) to June 30, 1997, the Registrant generated a net loss of $578. At March 31, 1998 the Registrant had total assets of $27,668, consisting of cash of $1,361, deferred registration costs of $26,007 and organization expense of $300. There were liabilities of $7,451 and stockholders' equity of $20,217.

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

                        CORAL DEVELOPMENT CORP.


                         By
                           Arthur Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                             May 12, 1998