Form 10-K
period 1998-06-30
CORAL DEVELOPMENT CORP
filed 1998-09-29
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934(Fee Required)

For the Fiscal Year Ended June 30, 1998
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

The Number of Shares Outstanding of the Registrant at September 17, 1998 was 403,000.

                             PART I

1.   Business

     The Registrant was incorporated in November 1996 and formed by Modern Technology Corp. (MTC). MTC distributed the 403,000 shares to its shareholders as a dividend, on a pro-rata basis, at the rate of one share for each 50 shares of MTC. The shares are in escrow pursuant to Rule 419.

     The Registrant proposed to combine with an existing privately held company. A combination may be structured as a merger, consolidation, exchange of Registrant's common stock for stock or assets or any other form which will result in the combined enterprises being a publicly held corporation. If the Company is unable to consummate a suitable combination within 18 months from the effective date of its Registration Statement (June 6, 1997) (under Rule 419) then the securities will be released from escrow and returned promptly to MTC and its Board of Directors has the option to recommend its liquidation and dissolution.

     On July 22, 1998 the Company signed an agreement to merge with OmniComm Systems, a company in the computer software field, for 940,000 shares of the Company (which number of shares may be increased in the event certain earning levels are attained). The agreement is subject to Rule 419.

     For the year ended June 30, 1998 the Registrant generated a net loss of $8,817. For the period from December 17, 1996 to June 30, 1997 the Registrant generated a net loss of $578.

Item 2.   Properties

     As of June 30, 1998, the Registrant owned no property.  The
Registrant utilizes some space in the offices of MTC for which it pays no rent.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                             PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters.

     There is no market for the shares of the Registrant.

     Number of Shareholders - 372 shareholders of record as of 9/17/98.

     Dividends - None Paid.
Item 6.   Selected Financial Data
                                             Period From
                    For the year ended       December 17, 1996
                    June 30, 1998            to June 30, 1997

Total Revenues         $ -0-                      $   -0-
Net Income (Loss)      (8,817)                       (578)
Net Income (Loss)
  per share              (.02)                        NIL
Total Assets           27,606                       29,722
Long Term Debt            -0-                         -0-
Dividends                 -0-                         -0-

Item 7.   Management's Discussion and Analysis of Results of
          Operations.

     The Registrant is a Delaware corporation in the development state and has not begun any formal operations. The principal purpose of the Registrant is to find and merge with an operating company. On July 22, 1998 the Registrant signed an agreement to merge with OmniComm Systems, Inc., a company in the computer software field, for 940,000 shares of the Registrant (which number of shares may be increased in the event certain earning levels are attained). The Registrant intends to file with the Securities and Exchange Commission an amendment to its registration statement. At the time this proposed amendment to the registration statement becomes effective, the Registrant plans to ask its shareholders for approval of the proposed merger. If 80% or more approval is received, all of the Registrant's current 403,000 shares would be released from escrow and distributed to its shareholders.

     For the year ended June 30, 1998 the Registrant generated a net loss of $8,817 which consisted of general and administrative expenses. At June 30, 1998 the Registrant has total assets of $27,606, total liabilities of $6,701 and stockholders' equity of $20,905. For the period from December 17, 1996 to June 30, 1997 the Registrant generated a loss of $578. At June 30, 1997 the Registrant had total assets of $29,722 and stockholders' equity of $29,722.

     On December 10, 1996 Modern Technology Corp., the parent company of the Registrant, purchased 403,000 shares of the company for $30,300. Modern Technology Corp. registered the Registrant's shares with the Securities and Exchange Commission and distributed these shares to Modern Technology Corp's stockholders in the form of a dividend, subject to Rule 419.

Year 2000 Disclosure

     The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have too sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.


Item 8.   Financial Statements.

     Attached.

Item 9.   Changes in and Disagreement with Accountants on
          Accounting and Financial Disclosure.

     None.

                            PART III

Item 10.  Directors and Executive Officers.

     The executive officers and directors of the Registrant are as follows:

Name                Age       Title               Term Expires
Arthur Seidenfeld    47       President and       Next Annual
                              Director            Meeting

Anne Seidenfeld      85       Treasurer,          Next Annual
                              Secretary and       Meeting
                              Director

     Each of the above named individuals has served the Registrant in the capacity indicated since its formation on November 19, 1996.

     Arthur Seidenfeld has been President and Director of the Registrant since its formation. Mr. Seidenfeld was awarded a B.S. Degree in Accounting from New York University in 1972 and an M.B.A. in Finance in 1978 from Pace University.

     Since 1983 he has been President and Director of Modern Technology Corp., a publicly traded company engaged in financial consulting activities. He is also President and a Director of Daine Industries Inc., a publicly traded company which through its wholly owned subsidiary, Lite King Corp., is engaged in the manufacture of wiring devices. From 1987 to December 1997 he was President and a Director of Davin Enterprises, Inc., a publicly traded company which merged (during December 1997) with Creative Masters Ltd., a private company engaged in the manufacture of replica cars (OTC bulletin board symbol CVMI). From July 1994 until April 1997, he was also treasurer-secretary of Soft Sail Wind Power Inc., a newly established company engaged in wind energy research and development activities.

     Anne Seidenfeld, Treasurer, Secretary and Director, received her diploma from Washington Irving High School, New York City, in 1931. Mrs. Seidenfeld is Treasurer, Secretary and Director of Daine Industries Inc. and Modern Technology Corp. She served as Treasurer, Secretary and Director of Davin Enterprises, Inc. from 1987 to December 1997.

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

     None.

                     CORAL DEVELOPMENT CORP.
           INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
         FILED WITH THE ANNUAL REPORT OF THE COMPANY ON
                            FORM 10K

Item 14.  Exhibits

Financial Statements and Schedules and Reports on Form 10K

     Accountant's Report
     Balance Sheets as of June 30, 1998 and June 30, 1997 Statement of Shareholders' Equity For the Period November 19, 1996 (Inception) to June 30, 1998
     Statement of Operations For the Year ended June 30, 1998 and the Period from December 17, 1996 to June 30, 1997.
     Statement of Cash Flows For the Year ended June 30, 1998, Period from December 17, 1996 to June 30, 1997 and Cumulative Amounts from Inception.
     Notes to Financial Statements

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

                     CORAL DEVELOPMENT CORP.

                      By
                        Arthur Seidenfeld
                             President
                   Dated:  September  23, 1998


















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                     JUNE 30, 1998 AND 1997








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










        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York


We have audited the accompanying balance sheets of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of June 30, 1998 and 1997 and the related statements of stockholder's equity, operations and cash flows for the period ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of June 30, 1998 and 1997, and the statement of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
August 6, 1998







                                                    Page 1 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                                  June 30,
                                               1998      1997

                                ASSETS


ASSETS

  Current assets - cash                      $ 1,299     $ 3,515
  Deferred registration costs                 26,007      25,907
  Organization Expense                           300         300


TOTAL ASSETS                                 $27,606     $29,722


                 LIABILITIES AND STOCKHOLDER'S EQUITY


  Due to parent company                      $ 6,701     $   -0-
TOTAL LIABILITIES                              6,701     $   -0-

STOCKHOLDER'S EQUITY

  Common stock par value $.001
    20,000,000 shares authorized
    403,000 shares issued and outstanding        403         403
  Additional paid in capital                  29,897      29,897
  (Deficit) accumulated during the
    development stage                         (9,395)       (578)

TOTAL STOCKHOLDER'S EQUITY                    20,905      29,722


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $27,606     $29,722













The accompanying notes are an integral part of this financial statement.


                                                         Page 2 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
       FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO JUNE 30, 1998


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Stock-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897     $   -0-     $30,300


Balance -
December 16, 1996      403,000      403     29,897         -0-      30,300


Net (Loss) for the
period                                                    (578)       (578)

Balance -
June 30, 1997          403,000      403     29,897        (578)     29,722

Net (Loss) for the
year ended
June 30, 1998                                           (8,817)     (8,817)


BALANCE -
JUNE 30, 1998          403,000     $403    $29,897     $(9,395)    $20,905



















The accompanying notes are an integral part of this financial statement.


                                                       Page 3 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF OPERATIONS



                                                       Period from
                                 For the Year Ended  December 17, 1996
                                    June 30, 1998    to June 30, 1997


General and administrative
  expenses                             $(8,817)           $  (578)


Net (Loss) for the period              $(8,817)           $  (578)


Net (Loss) per share                   $ (0.02)           $ (0.00)


Weighted average common shares
  outstanding                          403,000            403,000


Cumulative amounts from inception:

  General and administrative
    expenses                           $ 9,395

  Net (Loss)                           $(9,395)

  Net (Loss) per share                 $ (0.02)




















The accompanying notes are an integral part of this financial statement.


                                                          Page 4 of 7
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS

                                                               Cumulative
                                      For The     Period From    Amounts
                                     Year Ended     12/17/96      From
                                       6/30/98    to 6/30/97   Inception


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $(8,817)     $  (578)     $ (9,395)
Changes In Assets
  (Increase) in Organization Expense       -0-          -0-          (300)

    Net Cash (Used In) Operating
     Activities                         (8,817)        (578)       (9,695)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-          -0-           -0-


CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Parent Company               6,701          -0-         6,701
  Common Stock Issuance                    -0-          -0-        30,300
  (Increase) in Deferred Registration
    Costs                                 (100)     (25,907)      (26,007)
  Net Cash Provided By (Used In)
    Financing Activities                 6,601      (25,907)       10,994

Net Increase (Decrease) in Cash         (2,216)     (26,485)        1,299

Cash, Beginning of Period                3,515       30,000           -0-


CASH, END OF PERIOD                    $ 1,299      $ 3,515      $  1,299


Supplemental Disclosures of
  Cash Flow Information
    Cash Paid During Period for:
      Income Taxes                     $   -0-      $   -0-      $    -0-
      Interest                         $   -0-      $   -0-      $    -0-











The accompanying notes are an integral part of this financial statement.


                                                                 Page 5 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                        JUNE 30, 1998 AND 1997

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



                                                 Page 6 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
                        JUNE 30, 1998 AND 1997
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of June 30, 1998, the Company has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 5:   SUBSEQUENT EVENT

          On July 22, 1998, the Company signed an Agreement and Plan of Reorganization with Omnicomm Systems, Inc. (Omnicomm). The agreement calls for Omnicomm to be merged into the Company. Omnicomm is a privately held company engaged in the computer software industry. The transaction is contingent upon receiving shareholder approval from both companies and also subject to the conditions of Rule 419 of the Securities Act of 1933 and approval by the Securities and Exchange Commission of a post-effective amendment to the registration statement.



























                                                            Page 7 of 7
                        CORAL DEVELOPMENT CORP.


                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS

COLUMN A     COLUMN B    COLUMN C    COLUMN C    COLUMN D    COLUMN E
DESCRIPTION  BALANCE AT  ADDITIONS   ADDITIONS   DEDUCTIONS  BALANCE AT
             BEGINNING   CHARGED TO  CHARGED TO              END OF
             OF PERIOD   COSTS AND   OTHER                   PERIOD
                         EXPENSES    ACCOUNTS


TAX BENEFIT
 RESERVE        $200      $3,300      $-0-         $-0-       $3,500
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name and Signature      Title                               Date


Arthur Seidenfeld       President and Director         Sept 23, 1998
                        Principal Executive Officer
                        Principal Financial Officer



Anne Seidenfeld         Treasurer, Secretary           Sept 23, 1998
                        and Director




Gerald Kaufman          Director                      Sept 23, 1998