Form 10-Q
period 1998-09-30
CORAL DEVELOPMENT CORP
filed 1998-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended September 30, 1998

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

                              10Q-1

















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998








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














        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York

We have reviewed the balance sheets of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of September 30, 1998 and the related statements of operations, stockholder's equity and cash flows for the three month periods ended September 30, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
November 2, 1998



                                                    Page 1 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                           Sept 30, 1998  June 30,
                                            (Unaudited)     1998

                                ASSETS


ASSETS

  Current assets - cash                      $   514      $ 1,299
  Deferred registration costs                 26,007       26,007
  Organization expense                           300          300


TOTAL ASSETS                                 $26,821      $27,606


                 LIABILITIES AND STOCKHOLDERS' EQUITY


Due to parent company                        $12,451        6,701
  Total Liabilities                           12,451        6,701

STOCKHOLDER'S EQUITY
  Common stock par value $.001
    Authorized: 20,000,000 shares
    Shares Issued and Outstanding:
    403,000 Shares                               403          403
  Additional paid in capital                  29,897       29,897
  (Deficit) accumulated during the
    development stage                        (15,930)      (9,395)
  Total Stockholders' Equity                  14,370       20,905


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $26,821      $27,606














Subject to the comments contained in the Accountants' Review Report.


                                                          Page 2 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
    FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO SEPTEMBER 30, 1998


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Share-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897     $    -0-    $30,300

BALANCE AT
DECEMBER 16, 1996      403,000      403     29,897          -0-     30,300

Net (Loss) for the
period                                                     (578)       (578)

BALANCE AT
JUNE 30, 1997
(Audited)              403,000      403     29,897         (578)    29,722

Net (Loss) for
the year ended
June 30, 1998                                            (8,817)    (8,817)

BALANCE AT
JUNE 30, 1998
(Audited)              403,000      403     29,897       (9,395)    20,905

Net (Loss) for the
three months ended
September 30, 1998                                       (6,535)    (6,535)


BALANCE AT
SEPTEMBER 30, 1998
(Unaudited)            403,000     $403    $29,897     $(15,930)   $14,370











Subject to the comments contained in the Accountants' Review Report.


                                                       Page 3 of 7
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
    FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                              Period from
                              For the Three For the Three Nov. 19, 1996 Months Ended Months Ended (inception) to Sept 30, 1998 Sept 30, 1997 Sept 30, 1998


General and administrative
  expenses                     $(6,535)          $(1,120)       $(15,930)


Net (Loss) for the period      $(6,535)          $(1,120)       $(15,930)


Net (Loss) per share           $ (0.02)          $ (0.00)       $ (0.04)


Weighted average common
 shares outstanding            403,000           403,000        403,000



























Subject to the comments contained in the Accountants' Review Report.


                                                                Page 4 of 7
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                Cumulative
                                   For the Three For the Three    Amounts
                                   Months Ended  Months Ended      From
                                   Sept 30, 1998 Sept 30, 1997  Inception


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $(6,535)     $(1,120)     $(15,930)
Changes In Assets
 (Increase) in Organization Expense        -0-          -0-          (300)

 Net Cash (Used In) Operating
    Activities                          (6,535)      (1,120)      (16,230)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-         -0-           -0-


CASH FLOWS FROM FINANCING ACTIVITIES
 Loan from Parent Company                5,750          -0-        12,451
 Common Stock Issuance                     -0-          -0-        30,300
 (Increase) in Deferred Registration
   Costs                                   -0-         (100)      (26,007)
 Net Cash Provided By (Used In)
   Financing Activities                  5,750         (100)       16,744

Net Increase (Decrease) in Cash           (785)      (1,220)          514

Cash, Beginning of Period                1,299        3,515           -0-


CASH, END OF PERIOD                    $   514      $ 2,295      $    514


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
     Taxes                             $   -0-      $   -0-      $   -0-
     Interest                          $   -0-      $   -0-      $   -0-











Subject to the comments contained in the Accountants' Review Report.


                                                                 Page 5 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              (UNAUDITED)

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

NOTE 3:   INCOME TAXES

          The Company follows Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has net operating loss carry forwards of approximately $16,000 available to reduce any future income taxes. The tax benefit of these losses, approximately $5,600, has been offset by a valuation allowance due to the uncertainty of its realization.


                                                 Page 6 of 7
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of September 30, 1998, the Company has incurred deferred registration costs of $26,007 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1998 to September 30, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























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

          On July 22, 1998 the Registrant signed an Agreement and Plan of Reorganization with Omnicomm Systems, Inc. (Omnicomm). The agreement calls for Omnicomm to be merged into the Registrant. Omnicomm is a privately held company engaged in the computer software industry. The transaction is contingent upon receiving shareholder approval from both companies and also subject to the conditions of Rule 419 of the Securities Act of 1933 and approval by the Securities and Exchange Commission of a post-effective amendment to the registration statement.

          Subsequent to September 30, 1998, MTC and Coral determined that they would be unable to meet the time limitations imposed by Rule
419. However, it is the intention of all parties to the Agreement to continue with the merger of Coral and Omnicomm and for Coral to distribute its (Coral's) shares to its shareholders as a dividend following an effective Form 10SB to be filed under the Securities Exchange Act of 1934, which is expected to be filed in early December 1998.

          For the three months ended September 30, 1998, the Registrant generated a net loss of $6,535. For the year ended June 30, 1998, the Registrant generated a net loss of $8,817. At September 30, 1998 the Registrant had total assets of $26,821, consisting of cash of $514, deferred registration costs of $26,007 and organization expense of $300. There were liabilities of $12,451 and stockholders' equity of $14,370.

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

                        CORAL DEVELOPMENT CORP.


                         By
                           Arthur Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                           November 12, 1998