Form 10-Q
period 1998-12-31
CORAL DEVELOPMENT CORP
filed 1999-02-12
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934

For the quarterly period ended December 31, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from             to

Commission File number 000-25203

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

                              10Q-1

















                     CORAL DEVELOPMENT CORP.

                      FINANCIAL STATEMENTS

                        DECEMBER 31, 1998








                            I N D E X





                                                            Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


BALANCE SHEETS                                                2


STATEMENT OF STOCKHOLDER'S EQUITY                             3


STATEMENTS OF OPERATIONS                                     4-5


STATEMENTS OF CASH FLOWS                                      6


NOTES TO THE FINANCIAL STATEMENTS                            7-8














        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders
CORAL DEVELOPMENT CORP.
Brooklyn, New York

We have reviewed the balance sheets of CORAL DEVELOPMENT CORP. (A Development Stage Enterprise) as of December 31, 1998 and the related statements of operations, stockholder's equity and cash flows for the six month periods ended December 31, 1998 and 1997, in accordance with standards established by the American Institute of Certified Public Accountants.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of June 30, 1998, and the related statements of operations, shareholder's equity and cash flows for the year then ended (not presented herein); and in our report dated August 6, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 1998 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
January 21, 1999



                                                    Page 1 of 8
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS


                                           Dec 31, 1998   June 30,
                                            (Unaudited)     1998

                                ASSETS


ASSETS

  Current assets - cash                      $   431      $ 1,299
  Deferred registration costs                 48,930       26,007
  Organization expense                           300          300


TOTAL ASSETS                                 $49,661      $27,606


                 LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES
Accrued expense                              $ 8,465      $   -0-
Due to parent company                         27,660        6,701
  TOTAL CURRENT LIABILITIES                   36,125        6,701

STOCKHOLDER'S EQUITY
  Common stock par value $.001
    Authorized: 20,000,000 shares
    Shares Issued and Outstanding:
    403,000 Shares                               403          403
  Additional paid in capital                  29,897       29,897
  (Deficit) accumulated during the
    development stage                        (16,764)      (9,395)
  Total Stockholder's Equity                  13,536       20,905


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY   $49,661      $27,606












Subject to the comments contained in the Accountants' Review Report.


                                                          Page 2 of 8
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF STOCKHOLDER'S EQUITY
     FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO DECEMBER 31, 1998


                                                       (Deficit)
                                 Common               Accumulated  Total
                                  Stock   Additional  During the   Stock-
                        # of    $.001 par  Paid in    Development  holder's
                       Shares     Value    Capital       Stage      Equity


Initial investment
in capital stock       403,000     $403    $29,897     $    -0-    $30,300

BALANCE AT
DECEMBER 16, 1996      403,000      403     29,897          -0-     30,300

Net (Loss) for the
period                                                     (578)       (578)

BALANCE AT
JUNE 30, 1997
(Audited)              403,000      403     29,897         (578)    29,722

Net (Loss) for
the year ended
June 30, 1998                                            (8,817)    (8,817)

BALANCE AT
JUNE 30, 1998
(Audited)              403,000      403     29,897       (9,395)    20,905

Net (Loss) for the
six months ended
December 31, 1998                                        (7,369)    (7,369)


BALANCE AT
DECEMBER 31, 1998
(Unaudited)            403,000     $403    $29,897     $(16,764)   $13,536











Subject to the comments contained in the Accountants' Review Report.


                                                       Page 3 of 8
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
     FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO DECEMBER 31, 1998
                                (Unaudited)


                                                              Period from
                              For the Three For the Three Nov. 19, 1996 Months Ended Months Ended (inception) to Dec. 31, 1998 Dec. 31, 1997 Dec. 31, 1998


General and administrative
  expenses                     $(  834)          $(6,319)       $(16,764)


Net (Loss) for the period      $(  834)          $(6,319)       $(16,764)


Net (Loss) per share           $ (0.00)          $ (0.02)       $  (0.04)


Weighted average common
 shares outstanding            403,000           403,000        403,000




























Subject to the comments contained in the Accountants' Review Report.


                                                                Page 4 of 8
                          CORAL DEVELOPMENT CORP.
                        (A WHOLLY OWNED SUBSIDIARY)
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF OPERATIONS
     FOR THE PERIOD NOVEMBER 19, 1996 (INCEPTION) TO DECEMBER 31, 1998
                                (Unaudited)



                                               For the Six   For the Six
                                              Months Ended  Months Ended
                                              Dec. 31, 1998 Dec. 31, 1997



General and administrative
  expenses                                       $(7,369)       $(7,439)


Net (Loss) for the period                        $(7,369)       $(7,439)


Net (Loss) per share                             $ (0.02)       $ (0.02)


Weighted average common
 shares outstanding                              403,000        403,000



























Subject to the comments contained in the Accountants' Review Report.


                                                                Page 5 of 8
                            CORAL DEVELOPMENT CORP.
                          (A WHOLLY OWNED SUBSIDIARY)
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Cumulative
                                   For the Six   For the Six      Amounts
                                   Months Ended  Months Ended      From
                                   Dec 31, 1998  Dec 31, 1997   Inception


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                             $(7,369)     $(7,439)     $(16,764)
Changes In Assets
 (Increase) in Organization Expense        -0-          -0-          (300)
 Increase (Decrease) in Accrued
  Expenses                               8,465        1,500         8,465
   Net Cash Provided By (Used In)
    Operating Activities                 1,096       (5,939)       (8,599)

CASH FLOWS FROM INVESTING ACTIVITIES       -0-         -0-           -0-


CASH FLOWS FROM FINANCING ACTIVITIES
 Loans from Parent Company              20,959        4,451        27,660
 Common Stock Issuance                     -0-          -0-        30,300
 (Increase) in Deferred Registration
  Costs                                (22,923)        (100)      (48,930)
   Net Cash Provided By (Used In)
    Financing Activities                (1,964)       4,351         9,030

Net Increase (Decrease) in Cash           (868)      (1,588)          431

Cash, Beginning of Period                1,299        3,515           -0-


CASH, END OF PERIOD                    $   431      $ 1,927      $    431


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
     Taxes                             $   -0-      $   -0-      $   -0-
     Interest                          $   -0-      $   -0-      $   -0-









Subject to the comments contained in the Accountants' Review Report.


                                                                 Page 6 of 8
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                              (UNAUDITED)

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


                                                          Page 7 of 8
                        CORAL DEVELOPMENT CORP.
                      (A WHOLLY OWNED SUBSIDIARY)
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                              (UNAUDITED)


NOTE 4:   DEFERRED REGISTRATION COSTS

          As of December 31, 1998, the Company has incurred deferred registration costs of $48,930 relating to expenses incurred in connection with the Proposed Distribution (see Note 1). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 5:   INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period July 1, 1998 to December 31, 1998 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.





























                                                            Page 8 of 8
                    PART 1.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Coral Development Corp. ("the Company") was incorporated under the laws of Delaware on November 19, 1996 by Modern Technology Corp
(MTC). The Company originally completed a "blind pool/blank check" offer pursuant to Rule 419 by having MTC distribute Company shares as a dividend to MTC shareholders. On July 22, 1998 it signed an agreement with OmniComm Systems Inc. (OmniComm) whereby the Company and OmniComm would merge and the Company would issue 940,000 shares to the Shareholders of OmniComm in exchange for all their shares (which are all the outstanding shares of OmniComm). However, the Company, OmniComm and MTC agreed to merge as planned and subsequently to distribute the Coral shares as a dividend to MTC shareholders. As the Company is no longer a "blind pool/blank check" due to the combination with OmniComm, this distribution may be made without compliance with Rule 419 but will be accompanied by a Form 10-SB filed on December 22, 1998. The Company shares owned by MTC will be distributed to MTC shareholders on the basis of one Coral share for each fifty (50) MTC shares.

          All references to the description of business will actually be to OmniComm's business to date as Coral has not conducted any business to date other than to organize and seek an acquisition candidate.

Business Overview

          OmniComm is an information and technology integration company located in Coconut Grove, Florida. The Company provides customized, integrated solutions for its customers' networking needs by combining a comprehensive offering of dynamic web and data base applications with its expertise in designing and configuring networks.

          From date of inception (March 4, 1997) to July 26, 1998, OmniComm Systems, Inc. (formerly known as The Premisys Group, Inc.) was a systems integrator: a provider of services and products designed to build, manage and enhance computer network infrastructures, local and wide area, for businesses.

          On July 26, 1998 the Company, through its wholly owned subsidiary OmniCommerce Systems, Inc. acquired all of the issued and outstanding shares of Education Navigator, Inc. a Florida corporation. OmniCommerce provides the technical and business know how to integrate existing legacy hardware networks and data into applications for e-commerce, extranets, intranets, virtual private networks (VPN's) and private networks.

          For the nine month period ending September 30, 1998, the Company (OmniComm) had a gross profit of $504,014 on revenues of $1,382,192 and a net loss of $2,065. The net loss is primarily attributed to the acquisition of Education Navigator.

          For the three months ended December 31, 1998 the Registrant generated a net loss of $834. For the three months ended December 31, 1997 the Registrant generated a net loss of $6,319. At December 31, 1998 the Registrant had total assets of $48,661, consisting of cash of $431, deferred registration costs of $48,930 and organization expense of $300. There were liabilities of $36,125 and stockholders' equity of $13,536.

          No salaries have been paid to the officers and directors of the Registrant since inception.

Year 2000 Compliance

          The Registrant has evaluated the impact of the Year 2000 issue on the business and does not expect to incur significant costs with Year 2000 compliance. The Registrant believes that all software and hardware requirements to enable it to cope with the Year 2000 issue have been or are being currently implemented. However, there can be no assurance that unanticipated costs may arise in implementing these requirements.

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

                        CORAL DEVELOPMENT CORP.



                      By:  Arthur Seidenfeld
                    President, Chief Executive and
                        Chief Financial Officer
                           February 11, 1999