Form 10-Q
period 1999-03-31
OMNICOMM SYSTEMS INC
filed 1999-05-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-25203

OMNICOMM SYSTEMS, INC.
(Name of small business issuer in its charter)

             Delaware              11-3349762
     (State of incorporation) (IRS employer Ident. No.)

3250 Mary Street, #307, Miami, FL.             33313
 (Address of principal office)               (Zip Code)

Registrant's telephone number: (305) 448-4700

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 1999: 1,593,000 common stock $.001 par value
OMNICOMM SYSTEMS, INC.

Part I - Financial Information                    Page

Item 1.
Consolidated Balance Sheet -
     March 31, 1999 and December 31, 1998            1

Consolidated Statements of Shareholders' Equity -    2
     January 1, 1998 to March 31, 1999

Consolidated Statements of Operations -
   Three months ended March 31, 1999 and 1998        3

Consolidated Statement of Cash Flows -
     Three months ended March 31, 1999 and 1998      4

Notes to Financial Statements                     5-12

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results

Part II - Other Information

Item 1,   Legal Proceedings: None

Item 2,   Changes in Securities: None

Item 3,   Defaults Upon Senior Securities: None

Item 4,   Submission of Matters To a Vote of
          Security Holders: None

Item 5,   Other Information

Item 6,   Exhibits and Reports on Form 8-K

Signature


















                 OMNICOMM SYSTEMS, INC.

                  FINANCIAL STATEMENTS

                     MARCH 31, 1999

                        I N D E X





     Page



CONSOLIDATED BALANCE SHEETS     1


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
2


CONSOLIDATED STATEMENTS OF OPERATIONS     3


CONSOLIDATED STATEMENTS OF CASH FLOWS     4


NOTES TO THE FINANCIAL STATEMENTS   5-12

                        OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                                             March 31,
                                               1999     December 31,
                                           (Unaudited)      1998
CURRENT ASSETS
  Cash                                     $  130,057    $   44,373
  Accounts Receivable                         136,112        77,188
  Inventory                                    28,706         4,240
  Due from Placement Agent                    293,625           -0-
  Total Current Assets                        588,500       125,801

PROPERTY AND EQUIPMENT - Net                   31,512        33,352

OTHER ASSETS
  Stockholder Loans                             3,406         3,406
  Intangible Assets, net                      243,776       163,276
  Goodwill, net                               356,749       396,387
  Other Assets                                  1,800         9,300

TOTAL ASSETS                               $1,225,743    $  731,522

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses    $  182,753    $  286,478
  Notes Payable - Current                     132,500       262,500
  Sales Tax Payable                             6,013        39,835
  Due to Factoring Agent                      177,388       139,012
  Total Current Liabilities                   498,654       727,825

Notes Payable - Long Term                     182,500       182,500
Convertible Notes                             775,000           -0-

Total Liabilities                           1,456,154       910,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - 2,000,000 shares
    authorized, none issued and outstanding
  Common Stock - 20,000,000 shares
    authorized, 1,593,000 and 1,343,000
    issued and outstanding, respectively,
    at $.001 par value                        132,854       132,604
  Retained Earnings (Deficit)                (363,015)     (311,407)
  Stock Subscription Receivable                  (250)          -0-
                                             (230,411)     (178,803)

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                         $1,225,743    $  731,522

The accompanying notes are an integral part of these financial statements.

                                                       Page 1 of 12
                           OMNICOMM SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              For The Period January 1, 1998 to March 31, 1999



                                                                      Total
                                                                     Share-
                         Common Stock       Stock Sub- Retained     holders'
                       Number      $.001    scription  Earnings      Equity
                      of Shares    Value   Receivable  (Deficit)   (Deficit)

JANUARY 1, 1998       1,002,250  $    187    $ -0-     $ (16,040)  $ (15,853)

Issuance of
Common Stock            199,750        63                                 63

Acquisition of
Education Navigator,
Inc.                    141,000   132,354                            132,354

Net Income (Loss)
for the Year Ended
December 31, 1998                                       (295,367)   (295,367)

BALANCES AT
DECEMBER 31, 1998     1,343,000   132,604               (311,407)   (178,803)

Issuance of
Common Stock            250,000       250    (250)                       -0-

Net Income (Loss) for
the three months ended
March 31, 1999                                           (51,608)    (51,608)

BALANCES AT
MARCH 31, 1999
(Unaudited)           1,593,000  $132,854   $(250)     $(363,015)  $(230,411)
















The accompanying notes are an integral part of these financial statements.


                                                              Page 2 of 12
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             For the three months ended
                                                     March 31,
                                                1999           1998

REVENUES - SALES, Net                        $ 528,722      $193,985

COST OF SALES                                  225,291        94,136

GROSS MARGIN (LOSS)                            303,431        99,849

OTHER EXPENSES
  Depreciation and Amortization                 69,228           -0-
  Interest Expense                               8,831         1,400
  Salaries and Wages                           102,935         6,446
  Factoring Fees                                 3,868           -0-
  Rent                                          15,373         7,695
  Independent Consultants                       50,547         7,500
  Selling, General and
   Administrative                              104,257        12,655

Income (Loss) Before Taxes                     (51,608)       64,153

Income Tax Expense (Benefit)                       -0-        13,694

NET INCOME (LOSS)                            $ (51,608)     $ 50,459

Net Income (Loss) Per Share                    $(.04)         $.04

Weighted Average Number of
Shares Outstanding                           1,459,667      1,133,197




















The accompanying notes are an integral part of these financial statements.


                                                            Page 3 of 12
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             For the three months ended
                                                    March 31,
                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $ (51,608)     $ 50,459
 Adjustment to Reconcile Net Income
   to Net Cash Provided By (Used In)
   Operating Activities:
  Depreciation and Amortization                 69,228           -0-
  Change in Assets and Liabilities,
   net of effects of acquisition of
   Education Navigator Inc (EdNav):
   (Increase) Decrease in Accounts
     Receivable                                (58,924)      (34,504)
   (Increase) Decrease in Inventory            (24,466)          -0-
   (Increase) Decrease in Due from
     Placement Agent                          (293,625)          -0-
   (Increase) Decrease in Other
     Assets                                      7,500           -0-
   Increase (Decrease) in Accounts
     Payable and Accrued Expenses             (103,725)       12,205
   Increase (Decrease) in Sales
     Tax Payable                               (33,822)          -0-
   Increase (Decrease) in Due to
     Factoring Agent                            38,376           -0-
 Net Cash Provided By (Used In)
  Operating Activities                        (451,066)       28,160

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from Convertible Notes           666,750           -0-
 (Payments of) Notes Payable                  (130,000)      (40,000)
 Net Cash Provided By (Used In)
   Financing Activities                        536,750       (40,000)

Net Increase (Decrease) in Cash and
 Cash Equivalents                               85,684       (11,840)

Cash and Cash Equivalents at
 Beginning of Period                            44,373        16,077

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $ 130,057      $  4,237

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period for:
  Income Tax Paid                            $     -0-      $    -0-
  Interest Paid                              $   1,532      $  1,400



The accompanying notes are an integral part of these financial statements.


                                                            Page 4 of 12
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         OmniComm Systems, Inc. (the Company) formerly The Premisys Group, Inc. was incorporated in Florida in February 1997. The Company is a computer systems integrator providing services and hardware sales for the installation of local and wide area networks. The Company's customers are located throughout North America.

         In addition, the Company is developing a web based database application for the collection, compilation, and validation of clinical data over the internet. The application is called TrialMaster.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

         Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

         CONSOLIDATION

         During the period from July 1, 1998 through December 31, 1998 the accounts of the Company's wholly owned subsidiary, Omnicommerce Systems Inc. (Omnicommerce) were included in the consolidated financial position and results of operations and cash flows. Omnicommerce was formed in July 1998 for the purpose of acquiring Education Navigator, Inc. (See Note 3, Acquisition.) All significant intercompany transactions have been eliminated in consolidation.

         ACCOUNTS RECEIVABLE

         Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

         COMMON STOCK

         During the period January 1, 1998 (the earliest date covered by this report) to December 31, 1998 the Company had authorized common stock of 10,000,000 shares with no par value. On February 17, 1999 Omnicomm shareholders exchanged all of their issued and outstanding common stock for Coral Development Corp (Coral) common stock at the ratio of 3.129 Omnicomm shares for one share of Coral in a reverse merger (see footnote 10.)



                                                           Page 5 of 12
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

         Concurrently, Omnicomm changed its common stock from no par to $.001 per share and increased the number of authorized shares from 10,000,000 to 20,000,000. All share and per share information has been restated retroactively for all periods to include the equivalent number shares exchanged in the transaction and the redenomination of par value.

         ADVERTISING

         Advertising costs are expensed as incurred.

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                           March 31, 1999
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $45,000
         Software development costs     87,500      21,875
         Organization costs                539         225
         Debt acquisition costs        108,250       5,413
                                      $316,289     $72,513

                                         December 31, 1998
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $30,000
         Software development costs     87,500      14,583
         Organization costs                539         180
         Debt acquisition costs            -0-         -0-
                                      $208,039     $44,763

         The covenant not to compete and the software development costs were acquired as a result of the acquisition of EdNav (see Note
         3). The covenant is for a two year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three year period as that is the expected life of the various products.

         During the first quarter of 1999, the Company issued
         Convertible Notes totaling $775,000. The fees of $108,250 associated with these notes are being amortized ratably over the term of the notes, which is five years. During the first quarter of 1999, the amortization was $5,413.

         Included in Goodwill, as a result of the EdNav acquisition (see
         Note 3), at March 31, 1999 and December 31, 1998 is the cost of $475,665 and accumulated amortization of $118,916 and $79,278, respectively. The goodwill is amortized ratably over a three year period.
                                                            Page 6 of 12
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. Major customers are as follows:
                                    For the three months ended
                             March 31, 1999           March 31, 1998
                                       % of                    % of
          Customer       Sales $    Total Sales   Sales $   Total Sales
          Commercial
           Services Inc  $388,818       74%       $161,155       83%
          Office Depot
           Inc           $ 94,958       18%       $ 23,847       12%

          The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT, At Cost

          Property and equipment consists of the following:

                            December 31, 1998       March 31, 1999
                                   Accumulated          Accumulated
                           Cost    Depreciation  Cost   Depreciation
          Computer and
           office
           equipment      $33,274      $4,636   $33,274     $6,299
          Office
           furniture        4,950         236     4,950        413
                          $38,224      $4,872   $38,224     $6,712

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 7 years for office furniture.

          Depreciation expense for for the three months ended March 31, 1999 and 1998 was $1,840 and $-0- respectively.

          REVENUE RECOGNITION POLICY

          The company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped and when services are provided.



                                                        Page 7 of 12
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          ESTIMATES IN FINANCIAL STATEMENTS

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

          Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

          STOCK OPTION PLAN

          In 1998 the Company initiated a stock option plan. The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. In 1998 the Company granted an option to an employee (see Note 3., Acquisition) to purchase 85,000 shares of common stock. The option is exercisable after one year. No compensation expense has been recognized during the periods presented.

NOTE 3:   ACQUISITION

          On June 26, 1998 the Company acquired all of the outstanding common stock of Education Navigator, Inc. (EdNav). The purchase has been accounted for under the purchase method in accordance with APB Opinion 16. The Company paid the selling stockholders of EdNav $600,000 ($75,000 downpayment and $525,000 in a promissory note) and issued 441,180 shares of common stock of the Company to the selling stockholders of EdNav. The Company valued these shares at $.30 each based principally on the earnings potential of the combined operations. Therefore, the total purchase price was $732,354.



                                                        Page 8 of 12

                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          The Company also granted a stock option to one selling stockholder to purchase 85,000 shares of the Company for $.60 per share. The option is pursuant to a stock option plan (which has 3,000,000 shares reserved under the plan) and is exercisable over the next three years at 14,166 shares, 28,334 shares and 42,500 shares, respectively.

          EdNav is an Internet company that has developed and is developing dynamic web applications for business. The acquisition of EdNav is accounted for as under the purchase method. All results of EdNav's operations are included in the financial statements from June 26, 1998 forward. The acquisition resulted in $475,665 recorded as goodwill, which will be amortized ratably over 3 years.

          The fair value of the assets acquired were as follows:

           Cash                                 $  7,500
           Accounts receivable                    13,945
           Computer and office equipment          27,744
           Covenant not to compete               120,000
           Software developed                     87,500
           Goodwill                              475,665
                                                $732,354

          The following table shows the unaudited results of operations on a pro forma basis for the period presented as though the companies had combined at the beginning of the period. This information is presented for informational purposes only and does not purport to be indicative of the results of operations that actually would have resulted if the acquisition had been consummated on January 1, 1998 nor which may result from future operations.

                                               1/1/98-3/31/98
          Revenues                                $236,991
          Income (Loss) before
           extraordinary items                     (14,165)
          Net Income (Loss)                        (14,165)
          Earnings (Loss)
           Per Share                                 $(.01)
          Weighted Average
           Shares Outstanding                     1,274,197









                                                       Page 9 of 12
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          Proforma adjustments to the results of operations are as
          follows:
                                                  1/1/98-3/31/98
          Amortization:
           Software developed                          $  7,292
           Covenant not to Compete                       15,000
           Goodwill                                      39,638
                                                        (61,930)
          EdNav net income (Loss):
           1/1/98-3/31/98                                (2,694)

          Proforma Adjustment                          $(64,624)

NOTE 4:   NOTES PAYABLE

          At December 31, 1998 the Company owed $445,000 to the selling stockholders of Ed Nav (see Note 3). The notes are payable over the next two years and bear interest at 5.51% annually. The amount payable in the fiscal year 1999 is $262,500 and the amount due in the fiscal year 2000 is $182,500. At March 31, 1999 the Company owed a total of $315,000 on these notes.

NOTE 5:   CONVERTIBLE NOTES

          During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $775,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $108,250 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company was $666,750. The notes bear interest of ten (10) percent annually, payable semi-annually. The notes are convertible after maturity, which is five (5) years, into shares of common stock of the Company at $1.25 per share, including registration rights.

NOTE 6:   COMMITMENTS AND CONTINGENCIES

          The company is currently in a lease for office space requiring minimum annual base rental payments for the fiscal periods shown as follows:
                         1999      $ 25,747
                         2000        26,552
                         2001        27,357
                         2002        28,161
                         2003        28,966
                         Total     $136,783





                                                       Page 10 of 12
                        OMNICOMM STSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          In addition to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 7:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:
                                                  3/31/99    3/31/98
         Current tax expense (benefit):
           Income tax at statutory rates         $    -0-   $13,694

         Deferred tax expense (benefit):
           Amortization of Goodwill and
            Covenant                              (25,038)      -0-
           Operating Loss Carryforward            (10,154)      -0-
                                                   35,192    13,694
         Valuation allowance                      (35,192)      -0-
         Total Tax Expense (Benefit)             $    -0-   $13,694

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  3/31/99    12/31/98
           Deferred tax assets:
             Amortization of Intangibles         $  73,457  $  48,419
             Operating loss carryforwards           69,097     58,943
              Gross deferred tax assets            142,554    107,362
             Valuation allowance                  (142,554)  (107,362)
           Net deferred tax assets               $     -0-  $     -0-

         During 1998 the Company incurred a net operating loss (NOL) for income tax purposes of approximately $170,000. This loss is allowed to be offset against future income until the year 2018 when the NOL will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of EdNav (Note 3).

         The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and substantial losses.

NOTE 8:  RELATED PARTY TRANSACTIONS

         The Company was owed $3,406 at March 31, 1999 and December 31, 1998 from shareholder. The amount is payable on demand. The interest rate is 6% annually.


                                                 Page 11 of 12
                        OMNICOMM STSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

NOTE 9:  POSTRETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 10: REVERSE MERGER

         On February 17, 1999 Omnicomm merged with Coral Development Corp. (Coral) in a reverse merger. In consideration of receiving all of the issued and outstanding shares of Omnicomm, Coral will issue 940,000 restricted shares of common stock to the shareholders of Omnicomm. Coral had 403,000 shares issued and outstanding prior to the merger.

         The merger was accounted for as a reverse merger since Omnicomm is the continuing entity as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of Coral have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to February 17, 1999 represent the consolidated financial statements of Omnicomm. The historical shareholders' equity accounts of Omnicomm as of March 31, 1999 have been retroactively restated for all periods presented to reflect the issuance of the additional 940,000 shares. All share and per share amounts have been retroactively restated for all periods to include the equivalent number of shares received in the transaction.

NOTE 11: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 1999 to March 31, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.












                                                 Page 12 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

In addition to historical information, this Quarterly Report contains 'forward looking statements'. These statements can often be identified by the use of forward-looking terminology such as 'estimate', 'project', 'believe', 'expect', 'may', 'will', 'should', 'intends', or 'anticipates' or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue profitability levels of such businesses, and other matters contained in this Quarterly Report regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized.
Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Quarterly Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Results of Operation

REVENUES:

Total revenues increased to $528,722 from $193,985 in the first quarter of fiscal year 1999 compared to the corresponding period in fiscal year 1998. This substantial increase in revenue is attributed to the Company's growing relationships with a core group of clients who are increasingly looking to the Company for hardware and systems procurement and implementation. Substantially all of the revenue is attributed to three clients: Commercial Services International, Office Depot, and Republic Industries. Of these three, Commercial Services International is responsible for 74% of the total revenue.

All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster(TM) system.
OPERATING EXPENSES:

Total operating expenses increased to $355,039 from $35,696 in the first quarter of fiscal year 1999 compared to the corresponding period in fiscal year 1998. This substantial increase in operating expenses is attributed to the acquisition of Education Navigator in June of 1998 and an attendant decision to focus the Company's resources on the development of the TrialMaster(TM) Internet system.

Salaries and Wages. Salaries and wages increased to $102,935 from $6,446 in the first quarter of fiscal year 1999 compared to the corresponding period in fiscal year 1998. The Company currently has eight employees: the Company hired four additional employees and has begun paying salaries to three of the four other employees who had been employed by the Company. Of the eight employees currently employed, five are directly involved in the development, marketing, and implementation of the TrialMaster(TM) system.

Selling, General and Administrative. Selling, general and administrative expenses increased to $104,257 from $12,655 in the first quarter of fiscal year 1999 compared to the corresponding period in fiscal year 1998. The substantial increase in selling, general and administrative expenses is attributed to the increase in operations related to the development and marketing of the Company's TrialMaster(TM) system.

Independent Consultants. Independent consulting expenses increased to $50,547 from $7,500 in the first quarter of fiscal year 1999 compared to the corresponding period in fiscal year 1998. The increase is attributed to the development and marketing of the TrialMaster(TM) system. The Company has retained the services of independent programmers to assist in finalizing certain software issues related to the application. In addition, the Company has retained the services of consultants to assist in developing marketing strategies for the marketing and sales of the TrialMaster(TM) system. The Company has also established a medical advisory board and the members are paid a monthly retainer of $1,000 per month.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $130,057 from $4,237 in the first three months of fiscal year 1999 over the corresponding period in 1998. The increase is attributed to the cash received from the private placement of 5 year, 10% Convertible Notes the Company initiated during January 1999. See Item 5. Other Information.

The Company generated a loss of $51,608 from operations in the first three months of fiscal year 1999 compared to income of $50,459 for the corresponding period in 1998. The loss is primarily attributed to the payment of $130,000 on promissory notes payable as a result of Education Navigator in June of 1998.

The Company anticipates that current cash balances, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital expenditure needs for the foreseeable future.

The Company has initiated a private placement, see Item 5. Other Information, of 5 year, 10% convertible notes to accredited investors. The proceeds from this offering should be sufficient to assist in the marketing of the TrialMaster application for the next 6 months and to make the necessary debt payments to the Education Navigator shareholders.

PART II. OTHER INFORMATION

Item 5.   Other Information

Private Placement

     On January 18, 1999, Northeast Securities, Inc., as placement agent, began the distribution of a Confidential Private Placement
Memorandum to accredited investors on behalf of the Company. The terms of the offering are as follows:

     Amount: $400,000 Minimum/$750,000 Maximum, All or none, Best
Efforts.

     Offering: 16 Units Minimum/30 Units Maximum. Each Unit consists of a five (5) year convertible note in the principal amount of $25,000, bearing 10% annual interest, payable semi-annually with the principal convertible into shares of common stock, $.001 par value, of the Company ('Common Stock' or 'Shares') at $1.25 per Share, subject to customary anti-dilution provisions. The Convertible Notes may be called in whole or in part at a premium of 102% of par into shares at the conversion price, as may be adjusted, in the event the Company's Common Stock publicly trades on a recognized exchange, NASDAQ or OTC Bulletin Board, for a period of 20 consecutive trading days at a bid price per share of $3.50 or greater, and provided the Shares underlying the Convertible Note have been registered and may be sold without restriction by the holders thereof.

     Interest Adjustment: In the event holders demand registration of the Shares underlying the Convertible Notes and such registration statement is not effective within 90 days after the date of notice of demand by said holders, the interest rate on the Convertible Notes beginning on the next quarter following the expiration of the 90 day period, shall increase to 15%, and shall remain at 15% until said registration statement is effective, at which time the interest rate shall revert back to 10%.

     Price: $25,000 per Unit. The Company will accept subscriptions for partial Units.

     Registration Rights: Demand (so long as 50% of the aggregate amount of the total offering files notices) and Piggy-Back registration rights (subject to underwriter's cut-back).

     Use of Proceeds:    Operating and Marketing Expenses

     Conditions:

     (1) Regulation D of the Securities Act of 1933, as amended.
     (2) Suitability Standards; Accredited Investors Only.
     (3) Board of Directors: Northeast Securities, placement agent, shall have the right to designate one observer with the same notice and reimbursement of expenses as other directors.
     (4) Termination Date: March 31, 1999
     (5) Placement Fee: 250,000 Common Shares at a purchase price of $.001 per share at the closing of the Minimum.
     (6) The Company agrees not to issue equity securities except ISO stock options and other options or stock bonuses to employ consultants and advisors.
     (7) Northeast shall have a right of first refusal to match any bonafide equity based offering proposal.
     (8) The Company shall have no more than 4,000,000 Shares outstanding on a fully diluted basis prior to the placement of the Convertible Notes.

     Placement Agent Fees: 10% Commission (cash); 3%
     NonAccountable expense allowance (cash); $7,500 advance against non-accountable due diligence expense.

The private placement was extended for an additional forty-five (45) days.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     27.1 Financial Data Schedule

(b) Reports on Form 8-K

     Form 8-K filed March 3, 1999; Items 1,2,5, and 6.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   By:  Peter Knezevich
                     Chief Executive Officer
                      Dated:  May 13, 1999