Form 10QSB
period 1999-06-30
OMNICOMM SYSTEMS INC
filed 1999-08-16
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of June 30, 1999: 1,679,377 common stock $.001 par value

OMNICOMM SYSTEMS, INC.

Part I - Financial Information                    Page

Item 1.
Consolidated Balance Sheet -
  June 30, 1999 and December 31, 1998                1

Consolidated Statements of Shareholders' Equity      2
  January 1, 1998 to June 30, 1999

Consolidated Statements of Operations -
  Three and six months ended June 30, 1999 and 1998  3-4

Consolidated Statement of Cash Flows -
  Six months ended June 30, 1999 and 1998            5

Notes to Financial Statements                        6-13

Item 2.
Management's Discussion and Analysis of
Financial Condition and Results

Part II - Other Information

Item 1,   Legal Proceedings: None

Item 2,   Changes in Securities: None

Item 3,   Defaults Upon Senior Securities: None

Item 4,   Submission of Matters To a Vote of
          Security Holders: None

Item 5,   Other Information

Item 6,   Exhibits and Reports on Form 8-K

Signature


















                 OMNICOMM SYSTEMS, INC.

                  FINANCIAL STATEMENTS

                      JUNE 30, 1999






















                            I N D E X





                                                            Page



CONSOLIDATED BALANCE SHEETS                                   1


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)     2


CONSOLIDATED STATEMENTS OF OPERATIONS                        3-4


CONSOLIDATED STATEMENTS OF CASH FLOWS                         5


NOTES TO THE FINANCIAL STATEMENTS                            6-13

                        OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                                             June 30,
                                               1999     December 31,
                                           (Unaudited)      1998
CURRENT ASSETS
  Cash                                     $   73,932    $   44,373
  Accounts Receivable                          40,173        77,188
  Inventory                                     1,685         4,240
  Due from Placement Agent                     12,431           -0-
  Total Current Assets                        128,221       125,801

PROPERTY AND EQUIPMENT - Net                   55,214        33,352

OTHER ASSETS
  Stockholder Loans                             8,406         3,406
  Intangible Assets, net                      227,118       163,276
  Goodwill, net                               317,110       396,387
  Other Assets                                  1,800         9,300

TOTAL ASSETS                               $  737,869    $  731,522

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses    $  301,223    $  286,478
  Notes Payable - Current                     112,500       262,500
  Sales Tax Payable                             9,880        39,835
  Due to Factoring Agent                       96,527       139,012
  Total Current Liabilities                   520,130       727,825

Notes Payable - Long Term                     182,500       182,500
Convertible Notes                             862,500           -0-

Total Liabilities                           1,565,130       910,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - 10,000,000 shares
    authorized, none issued and
    outstanding at $.001 par value
  Common Stock - 20,000,000 shares
    authorized, 1,679,377 and 1,343,000
    issued and outstanding, respectively,
    at $.001 par value                        188,999       132,604
  Retained Earnings (Deficit)              (1,016,010)     (311,407)
  Stock Subscription Receivable                  (250)          -0-
                                             (827,261)     (178,803)

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                         $  737,869    $  731,522

The accompanying notes are an integral part of these financial statements.
                                                    Page 1 of 13
                           OMNICOMM SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For The Period January 1, 1998 to June 30, 1999



                                                                      Total
                                                                     Share-
                       Common Stock       Stock Sub-  Retained      holders'
                     Number       $.001    scription  Earnings       Equity
                    of Shares     Value   Receivable  (Deficit)    (Deficit)

JANUARY 1, 1998     1,002,250   $    187    $ -0-     $   (16,040) $ (15,853)

Issuance of
Common Stock          199,750         63                                  63

Acquisition of
Education Navigator,
Inc.                  141,000    132,354                             132,354

Net Income (Loss)
for the Year Ended
December 31, 1998                                        (295,367)  (295,367)

BALANCES AT
DECEMBER 31, 1998   1,343,000    132,604                 (311,407)  (178,803)

Issuance of
Common Stock          250,000        250    (250)                        -0-

Issuance of Common
Stock for Services     86,377     56,145                              56,145

Net Income (Loss) for
the six months ended
June 30, 1999                                            (704,603)  (704,603)

BALANCES AT
JUNE 30, 1999
(Unaudited)         1,679,377   $188,999   $(250)     $(1,016,010) $(827,261)













The accompanying notes are an integral part of these financial statements.


                                                             Page 2 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            For the three months ended
                                                     June 30,
                                                1999           1998

REVENUES - SALES, Net                        $ 383,679      $758,756

COST OF SALES                                  409,233       507,689

GROSS MARGIN (LOSS)                            (25,554)      251,067

OTHER EXPENSES
  Depreciation and Amortization                 70,168           -0-
  Interest Expense                              20,608           800
  Salaries and Wages                           128,331        44,563
  Factoring Fees                                   632         9,651
  Rent                                          12,181         7,977
  Independent Consultants                      160,904        18,967
  Selling, General and
   Administrative                              234,617        82,157

Income (Loss) Before Taxes                    (652,995)       86,952

Income Tax Expense (Benefit)                       -0-        33,306

NET INCOME (LOSS)                            $(652,995)     $ 53,646

Net Income (Loss) Per Share                    $(.41)         $.04

Weighted Average Number of
Shares Outstanding                           1,604,390      1,203,549




















The accompanying notes are an integral part of these financial statements.


                                                            Page 3 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             For the six months ended
                                                     June 30,
                                                1999           1998

REVENUES - SALES, Net                        $ 912,401      $952,741

COST OF SALES                                  634,524       601,825

GROSS MARGIN (LOSS)                            277,877       350,916

OTHER EXPENSES
  Depreciation and Amortization                139,396           -0-
  Interest Expense                              29,439         2,200
  Salaries and Wages                           231,266        51,009
  Factoring Fees                                 4,500         9,651
  Rent                                          27,554        15,672
  Independent Consultants                      211,451        26,467
  Selling, General and
   Administrative                              338,874        94,812

Income (Loss) Before Taxes                    (704,603)      151,105

Income Tax Expense (Benefit)                       -0-        47,000

NET INCOME (LOSS)                            $(704,603)     $104,105

Net Income (Loss) Per Share                    $(.46)         $.09

Weighted Average Number of
Shares Outstanding                           1,532,428      1,168,568




















The accompanying notes are an integral part of these financial statements.


                                                            Page 4 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                             For the six months ended
                                                     June 30,
                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(704,603)     $104,105
 Adjustment to Reconcile Net Income
   to Net Cash Provided By (Used In)
   Operating Activities:
  Depreciation and Amortization                139,396           -0-
  Change in Assets and Liabilities,
   net of effects of acquisition of
   Education Navigator Inc (EdNav):
   (Increase) Decrease in Accounts
     Receivable                                 37,015       (72,056)
   (Increase) Decrease in Inventory              2,555           -0-
   (Increase) Decrease in Due from
     Placement Agent                           (12,431)          -0-
   (Increase) Decrease in Other Assets           2,500        13,923
   Increase (Decrease) in Accounts
     Payable and Accrued Expenses               14,745        28,260
   Increase (Decrease) in Sales
     Tax Payable                               (29,955)        3,622
   Increase (Decrease) in Due to
     Factoring Agent                           (42,485)          -0-
 Net Cash Provided By (Used In)
  Operating Activities                        (593,263)       77,854

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                        (26,198)           -0-
 Net Cash (Used In) Investing Activities      (26,198)           -0-

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from Convertible Notes           742,875           -0-
 (Payments of) Notes Payable                  (150,000)      (50,000)
 Issuance of Common Stock                       56,145           -0-
 Net Cash Provided By (Used In)
   Financing Activities                        649,020       (50,000)

Net Increase (Decrease) in Cash and
 Cash Equivalents                               29,559        27,854

Cash and Cash Equivalents at
 Beginning of Period                            44,373        16,077

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $  73,932      $ 43,931


Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period for:
  Income Tax Paid                            $     -0-      $    -0-
  Interest Paid                              $   1,532      $  2,200


The accompanying notes are an integral part of these financial statements.


                                                            Page 5 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)

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

         COMMON STOCK

         During the period January 1, 1998 to December 31, 1998 the Company had authorized common stock of 10,000,000 shares with no par value. On February 17, 1999 Omnicomm shareholders exchanged all of their issued and outstanding common stock for Coral Development Corp (Coral) common stock at the ratio of
         3.129 Omnicomm shares for one share of Coral in a reverse merger (see footnote 10.)







                                                           Page 6 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

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

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                            June 30, 1999
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $ 60,000
         Software development costs     87,500       29,167
         Organization costs                539          270
         Debt acquisition costs        119,625       11,109
                                      $327,664     $100,546

                                         December 31, 1998
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $30,000
         Software development costs     87,500      14,583
         Organization costs                539         180
         Debt acquisition costs            -0-         -0-
                                      $208,039     $44,763

         The covenant not to compete and the software development costs were acquired as a result of the acquisition of EdNav (see Note
         3). The covenant is for a two year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three year period as that is the expected life of the various products.

         During the first six months of 1999, the Company issued Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years. During the first six months of 1999, the amortization was $11,109.

         Included in Goodwill, as a result of the EdNav acquisition (see
         Note 3), at June 30, 1999 and December 31, 1998 is the cost of $475,665 and accumulated amortization of $158,555 and $79,278, respectively. The goodwill is amortized ratably over a three year period.




                                                            Page 7 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. Major customers are as follows:
                                    For the six months ended
                              June 30, 1999          June 30, 1998
                                       % of                    % of
          Customer       Sales $    Total Sales   Sales $   Total Sales
          Commercial
           Services Inc  $742,802       81%       $610,309       64%
          Office Depot
           Inc           $ 94,958       10%       $ 37,889        4%
          Keen Battle    $    -0-                 $105,055       11%

          The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT, At Cost

          Property and equipment consists of the following:

                            December 31, 1998      June 30, 1999
                                   Accumulated          Accumulated
                           Cost    Depreciation  Cost   Depreciation
          Computer and
           office
           equipment      $33,274      $4,636   $59,472     $8,619
          Office
           furniture        4,950         236     4,950        589
                          $38,224      $4,872   $64,422     $9,208

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 7 years for office furniture.

          Depreciation expense for for the six months ended June 30, 1999 and 1998 was $4,336 and $-0- respectively.

          REVENUE RECOGNITION POLICY

          The company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped and when services are provided.






                                                        Page 8 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

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

          STOCK OPTION PLAN

          In 1998 the Company initiated a stock option plan. The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. In 1998 the Company granted an option to an employee (see Note 3., Acquisition) to purchase 85,000 shares of common stock. The option is exercisable after one year. No compensation expense was recognized during 1998.

          During the second quarter of 1999, the Company issued 86,377 common shares to employees and advisors under its stock bonus arrangement. The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. In accordance with this method, the Company recognized expense of $56,145 during the second quarter of 1999.

NOTE 3:   ACQUISITION

          On June 26, 1998 the Company acquired all of the outstanding common stock of Education Navigator, Inc. (EdNav). The purchase has been accounted for under the purchase method in accordance with APB Opinion 16. The Company paid the selling


                                                        Page 9 of 13

                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          stockholders of EdNav $600,000 ($75,000 downpayment and $525,000 in a promissory note) and issued 441,180 shares of common stock of the Company to the selling stockholders EdNav. The Company valued these shares at $.30 each based principally on the earnings potential of the combined operations.
          Therefore, the total purchase price was $732,354.

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

                                               1/1/98-6/30/98
          Revenues                                $1,038,782
          Income (Loss) before
           extraordinary items                        19,873
          Net Income (Loss)                           19,873
          Earnings (Loss)
           Per Share                                   $(.02)
          Weighted Average
           Shares Outstanding                      1,309,708






                                                       Page 10 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          Proforma adjustments to the results of operations are as
          follows:
                                                  1/1/98-6/30/98
          Depreciation                                 $  2,774
          Amortization:
           Software developed                            14,583
           Covenant not to Compete                       30,000
           Goodwill                                      79,278
                                                        126,635
          EdNav net income (Loss):
           1/1/98-6/30/98                                   403

          Proforma Adjustment                          $126,232

NOTE 4:   NOTES PAYABLE

          At December 31, 1998 the Company owed $445,000 to the selling stockholders of Ed Nav (see Note 3). The notes are payable over the next two years and bear interest at 5.51% annually. The amount payable in the fiscal year 1999 is $262,500 and the amount due in the fiscal year 2000 is $182,500. At June 30, 1999 the Company owed a total of $295,000 on these notes.

NOTE 5:   CONVERTIBLE NOTES

          During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company was $742,875. The notes bear interest of ten (10) percent annually, payable semi-annually. The notes are convertible after maturity, which is five (5) years, into shares of common stock of the Company at $1.25 per share, including registration rights.

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








                                                       Page 11 of 13
                        OMNICOMM STSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          In addition to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 7:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:
                                                  6/30/99    6/30/98
         Current tax expense (benefit):
           Income tax at statutory rates         $    -0-   $47,000

         Deferred tax expense (benefit):
           Amortization of Goodwill and
            Covenant                              (25,038)      -0-
           Operating Loss Carryforward            (10,154)      -0-
                                                   35,192    47,000
         Valuation allowance                      (35,192)      -0-
         Total Tax Expense (Benefit)             $    -0-   $47,000

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  6/30/99    12/31/98
           Deferred tax assets:
             Amortization of Intangibles         $  73,457  $  48,419
             Operating loss carryforwards           69,097     58,943
              Gross deferred tax assets            142,554    107,362
             Valuation allowance                  (142,554)  (107,362)
           Net deferred tax assets               $     -0-  $     -0-

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

NOTE 8:  RELATED PARTY TRANSACTIONS

         The Company was owed $8,406 and $3,406 at June 30, 1999 and December 31, 1998, respectively from a shareholder. The amount is payable on demand. The interest rate is 6% annually.







                                                          Page 12 of 13
                        OMNICOMM STSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

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

         The merger was accounted for as a reverse merger since Omnicomm is the continuing entity as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of Coral have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to February 17, 1999 represent the consolidated financial statements of Omnicomm. The historical shareholders' equity accounts of Omnicomm as of June 30, 1999 have been retroactively restated for all periods presented to reflect the issuance of the additional 940,000 shares. All share and per share amounts have been retroactively restated for all periods to include the equivalent number of shares received in the transaction.

NOTE 11: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 1999 to June 30, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.
















                                                          Page 13 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

In addition to historical information, this Quarterly Report contains "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue profitability levels of such businesses, and other matters contained in this Quarterly Report regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized.
Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Quarterly Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

RESULTS OF OPERATION

Revenues:

Total revenues decreased to $383,679 from $758,756 for the three months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. This decrease in revenue is primarily attributed to two large system integration projects that were completed during the three month period ending June 30, 1998. Total revenues decreased to $912,401 from $952,741 for the six months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. This decrease in revenue is attributed to, again, the completion of projects during the three months ended June 30, 1998. Substantially all of the revenue is attributed to three clients: Commercial Services International, Office Depot, and Republic Industries. Of these three, Commercial Services International was responsible for 81% and 64% of the total revenue for the periods ended June 30, 1999 and 1998, respectively.

All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMasterTM system.

Operating Expenses:

Total operating expenses increased to $627,441 from $164,115 for the three months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. Similarly, total operating expenses increased to $982,480 from $199,811 for the six months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. This substantial increase in operating expenses is attributed to a number of factors including the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company's resources on the development of the TrialMasterTM Internet system.

Salaries and Wages. Salaries and wages increased to $231,266 from $51,009 for the six months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. The Company currently has nine employees, eight of which are directly involved in the development, marketing, and implementation of the TrialMasterTM system.

Independent Consultants. Fees to independent consultants increased to $211,451 from $26,467 for the six months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. The Company decided to outsource a number of areas during the initial phase of developing, marketing and implementing the TrialMasterTM system. These areas concern product development, marketing and sales, and medical/strategic consulting. For the six months ending June 30, 1999, approximately $81,000 of the $211,451, 39%, was expended on product development. The other significant expenditure is $50,000 on medical/strategic consulting.

Selling, General and Administrative(SG&A). Selling, general and administrative expenses increased to $338,874 from $94,812 for the six months ended June 30, 1999 compared to the corresponding period in fiscal year 1998. The substantial increase in selling, general and administrative expenses is attributed to the increase in operations related to the development and marketing of the Company's TrialMasterTM system. In addition, $56,145 of expense associated with stock bonus awards was recognized during the quareter and included in SG&A.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $73,932 from $44,373 for the six-month period ending June 30, 1999 compared to the corresponding period in fiscal year 1998. The increase is attributed to the cash received from the private placement of the 5-year, 10% Convertible Notes the Company initiated during January 1999. See Item 5. Other Information.

Total liabilities increased to $1,565,130 from $910,325 for the six-month period ending June 30, 1999 compared to the corresponding period in fiscal year 1998. The increased in total liabilities is primarily attributed to the placement of convertible notes totaling $862,500 or 55% of the total liabilities.

The Company generated a loss of $652,995 from operations for the three months ended June 30, 1999 compared to income of $53,646 for the corresponding period in fiscal year 1998. The loss is primarily attributed to the continued financial obligations associated with the acquisition of Education Navigator in June of 1998 and the development and marketing of the TrialMasterTM system.

The Company has initiated a private placement of 5% Series A Convertible Preferred Shares to accredited investors pursuant to Regulation S of the Securities Act of 1933, as amended. See Item 5, Other Information. The Company completed the private placement of its 5-year, 10% Convertible Notes.


PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

Preferred Stock

     On June 28, 1999, the Company amended its articles of incorporation to create a class of preferred stock. The Company shall have the authority to issue 10,000,000, $.001 par value preferred shares. The board of directors of the Company shall have the authority to divide the preferred into series or classes and to designate the respective rights of each series or class.

5% Series A Convertible Preferred Stock

     On July 19, 1999, the Company filed a certificate of designation authorizing the creation of a 5% Series A Convertible Preferred stock ("Preferred Stock"). The preferences of the Preferred Stock are as follows:

1. In the event of liquidation, the holders of Preferred Stock will be entitled to receive in preference to the holders of Common Stock an amount equal to their original purchase price plus all accrued but unpaid dividends.

2. Dividends shall be paid at the rate of 5.00% (five percent) per annum (365 days), payable semi-annually, on January 1 and July 1 of each following year.

3. Conversion: (a) Voluntary Conversion: The holders of Preferred Stock shall have the right to convert at any time at the option of the holder, each share of Preferred Stock into one share of Common Stock, subject to antidilution provisions set forth in subsection (c) below. (b) Automatic
Conversion: At any time after one year from the date of the final Closing Date, the Company can require that all outstanding shares of Preferred Stock be automatically converted at the conversion then in effect if at the time (a) the closing bid price of the Company's Common Stock has exceeded $3.00 for 20 consecutive trading days; (b) the Company's Common Stock has been listed on the Nasdaq or such other comparable national stock exchange and; (c) a registration statement covering the shares of Common Stock issuable upon conversion of the Preferred Stock has been filed with the Securities and Exchange Commission and declared effective.

4. Anti-Dilution: Each share of Preferred Stock upon conversion into Shares shall have proportional antidilution protection for stock splits, stock dividends, combinations, and recapitalizations. The conversion price shall also be subject to adjustment to prevent dilution in the event the Company issues additional shares of Common Stock or equivalents at a purchase price less than the applicable conversion price.

5. The Preferred Stock shall not be sold, assigned, transferred or pledged except upon satisfaction of the conditions specified in the subscription agreement executed by the Holder, which conditions are intended to ensure compliance with the provisions of the Securities Act. Each Holder will cause any proposed purchaser, assignee, transferee, or pledgee of the Preferred Share or the Common Stock issuable upon conversion held by a Holder to agree to take and hold such securities subject to the provisions and conditions of the subscription agreement.


6. Each certificate representing (i) the Preferred Stock and (ii) any other securities issued in respect of the Preferred Stock upon any stock split, stock dividend, recapitalization, merger, consolidation or similar event, shall be stamped or otherwise imprinted with a legend in the following form (in addition to any legend required under applicable state securities laws):

THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. SUCH SHARES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED. COPIES OF THE AGREEMENT COVERING THE PURCHASE OF THESE SHARES AND RESTRICTING THEIR TRANSFER MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST MADE BY THE HOLDER OF RECORD OF THIS CERTIFICATE TO THE SECRETARY OF THE CORPORATION AT THE PRINCIPAL EXECUTIVE OFFICES OF THE CORPORATION.

7. A Holder shall have a right to vote that number of votes equal to the number of shares of Common Stock issuable upon conversion of the Preferred Stock.

     In addition to the foregoing, a holder of the Preferred Stock shall have registration rights shares for the shares of Common Stock issuable upon conversion of the Preferred Stock.

Issuance of Unregistered Securities

     The Company completed the private placement of its 10% Convertible Notes ("Notes") during May, 1999. The offer and sale of the Notes were made pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended (the "Act"). Each purchaser was an accredited investor as evidenced by a suitability questionnaire filed out by each investor. Gross proceeds from the sale were $862,500; the Company paid commissions totaling $119,625 to Northeast Securities as placement agent. The Notes are convertible into common shares of the Company at $1.25 per share.

     The Company issued shares of common stock totaling 86,377 shares to employees and members of its Medical Advisory Board. The shares were issued pursuant to Rule 701 and Sec. 4(2) of the Act.

Item 5.   Other Information

Private Placement

     On June 4, 1999, the Company and Noesis Capital Corp. entered into a private placement agreement wherein Noesis Capital Corporation agreed to act as placement agent in the placement of the Company's 5% Series A Convertible Preferred Shares pursuant to Regulation S of the Securities Act of 1933 (the "Act").

     The Company has agreed to pay a commission to Noesis Capital Corp. in the amount of 10% of the gross proceeds from the sale of the 5% Series A Convertible Preferred Shares offered hereby all in cash. In addition, on the Final Closing Date, the Placement Agent will have the right to purchase shares of the Company's common stock equal to 10% of the number of shares of common stock into which the Preferred shares are convertible at $.001 per share.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K filed March 3, 1999; Items 1,2,5, and 6.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersibned thereunto duly authorized.



                         By:  Peter Knezevich
                        Chief Executive Officer
                        Dated:  August 16, 1999