Form 10QSB
period 1999-09-30
OMNICOMM SYSTEMS INC
filed 1999-11-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1999

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1999:
2,047,377 common stock $.001 par value.

OMNICOMM SYSTEMS, INC.

Part I - Financial Information               Page

Consolidated Balance Sheet -
     September 30, 1999 and December 31, 1998

Consolidated Statements of Shareholders'
     Equity(Deficit) -
     January 1, 1998 to September 30, 1999

Consolidated Statements of Operations -
     Three months and Nine months ended
     September 30, 1999 and 1998

Consolidated Statement of Cash Flows -
     Nine months ended September 30, 1999
     and 1998

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results

Part II - Other Information

Item 2,   Changes in Securities

Item 5,   Other Information

Item 6,   Exhibits and Reports on Form 8-K

Signature Page


















                     OMNICOMM SYSTEMS, INC.

                      FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999






















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



                        OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                                             Sept. 30,
                                               1999     December 31,
                                           (Unaudited)      1998
CURRENT ASSETS
  Cash                                     $  187,310    $   44,373
  Accounts Receivable                          35,186        77,188
  Inventory                                     1,158         4,240
  Total Current Assets                        223,654       125,801

PROPERTY AND EQUIPMENT - Net                  235,854        33,352

OTHER ASSETS
  Stockholder Loans                             8,406         3,406
  Intangible Assets, net                      197,947       163,276
  Goodwill, net                               277,471       396,387
  Other Assets                                  1,800         9,300

TOTAL ASSETS                               $  945,132    $  731,522

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses    $  140,311    $  286,478
  Notes Payable - Current                      67,500       262,500
  Sales Tax Payable                            11,330        39,835
  Due to Factoring Agent                          -0-       139,012
  Total Current Liabilities                   219,141       727,825

Notes Payable - Long Term                         -0-       182,500
Convertible Notes                             862,500           -0-

Total Liabilities                           1,081,641       910,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - 8,000,000 shares
    authorized, none issued and
    outstanding at $.001 par value                -0-           -0-
  5% Series A Convertible Preferred Stock,
    2,000,000 shares authorized,1,300,000
    and -0- issued and outstanding,
    respectively, at par                    1,244,910           -0-
  Common Stock - 20,000,000 shares
    authorized, 1,679,377 and 1,343,000
    issued and outstanding, respectively,
    at $.001 par value                        236,199       132,604
  Retained Earnings (Deficit)              (1,617,618)     (311,407)
                                             (136,509)     (178,803)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                         $  945,132    $  731,522


The accompanying notes are an integral part of these financial statements.

                                                    Page 1 of 13
                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              For The Period January 1, 1998 to September 30, 1999
                                                                    Total
                                 5% Series A Convertible            Share-
                 Common Stock        Preferred Stock   Retained     holders'
               Number     $.001    Number              Earnings     Equity
              of Shares   Value   of Shares   $ Par    (Deficit)    (Deficit)

JAN. 1, 1998  1,002,250 $    187                       $   (16,040) $ (15,853)

Issuance of
Common Stock    199,750       63                                           63

Acquisition
of Education
Navigator
Inc.            141,000  132,354                                       132,354

Net Income
(Loss) for
Year Ended
Dec 31, 1998                                              (295,367)   (295,367)

BALANCES AT
DEC 31, 1998
(Audited)     1,343,000  132,604                          (311,407)   (178,803)

Issuance of
Common Stock    250,000      250                                           250

Issuance of
Common Stock
for Services     86,377   56,145                                        56,145

Issuance of
Common Stock    300,000    3,000                                         3,000

Issuance of
Common Stock
for Services     68,000   44,200                                        44,200

Issuance of
Preferred Stock,
net of $95,090
Issuance Costs                     1,300,000            1,244,910    1,244,910

Net Income
(Loss) for nine
months ended
Sept 30 1999                                            (1,306,211)(1,306,211)

BALANCES AT
SEPT 30 1999
(Unaudited)  2,047,377  $236,199  1,300,000 $1,244,910 $(1,617,618) $ (136,509)



The accompanying notes are an integral part of these financial statements.


                                                                    Page 2 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            For the three months ended
                                                  September 30,
                                                1999           1998

REVENUES - SALES, Net                        $ 244,536      $423,116

COST OF SALES                                  187,279       314,995

GROSS MARGIN                                    57,257       108,121

OTHER EXPENSES
  Depreciation and Amortization                 84,780        63,324
  Interest Expense                              21,638          (481)
  Salaries and Wages                           194,801        75,980
  Factoring Fees                                    71        22,230
  Rent                                          17,349        12,303
  Independent Consultants                      154,060        24,468
  Selling, General and
   Administrative                              186,166        44,890

Income (Loss) Before Taxes                    (601,608)     (134,593)

Income Tax Expense (Benefit)                       -0-       (43,735)

NET INCOME (LOSS)                            $(601,608)     $(90,858)

Net Income (Loss) Per Share,
  Basic & Diluted                              $(.32)         $(.07)

Weighted Average Number of
Shares Outstanding                           1,895,247      1,343,000



















The accompanying notes are an integral part of these financial statements.


                                                            Page 3 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             For the nine months ended
                                                   September 30,
                                                 1999           1998

REVENUES - SALES, Net                        $ 1,156,937    $1,375,857

COST OF SALES                                    821,803       916,820

GROSS MARGIN                                     335,134       459,037

OTHER EXPENSES
  Depreciation and Amortization                  224,176        63,324
  Interest Expense                                51,077         1,719
  Salaries and Wages                             426,067       126,989
  Factoring Fees                                   4,571        31,881
  Rent                                            44,903        27,975
  Independent Consultants                        365,511        50,935
  Selling, General and
   Administrative                                525,040       139,702

Income (Loss) Before Taxes                    (1,306,211)       16,512

Income Tax Expense (Benefit)                         -0-         3,265

NET INCOME (LOSS)                            $(1,306,211)   $   13,247

Net Income (Loss) Per Share,
  Basic & Diluted                              $(.79)         $.01

Weighted Average Number of
Shares Outstanding                           1,655,612      1,226,834



















The accompanying notes are an integral part of these financial statements.


                                                            Page 4 of 13
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                             For the nine months ended
                                                  September 30,
                                               1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(1,306,211)   $ 13,247
 Adjustment to Reconcile Net Income
   to Net Cash Provided By (Used In)
   Operating Activities:
  Depreciation and Amortization                  224,176      63,324
  Change in Assets and Liabilities,
   net of effects of acquisition of
   Education Navigator Inc (EdNav):
   (Increase) Decrease in Accounts
     Receivable                                   42,002    (178,910)
   (Increase) Decrease in Inventory                3,082         -0-
   (Increase) Decrease in Other Assets             2,500       7,500
   Increase (Decrease) in Accounts
     Payable and Accrued Expenses               (146,167)    202,350
   Increase (Decrease) in Sales
     Tax Payable                                 (28,505)     36,592
   Increase (Decrease) in Due to
     Factoring Agent                            (139,012)        -0-
 Net Cash Provided By (Used In)
  Operating Activities                        (1,348,135)    144,103

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                          (222,808)     (2,168)
 Purchase of Ed Nav, Net of Cash Acquired            -0-     (67,500)
 Net Cash (Used In) Investing Activities        (222,808)    (69,668)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from Convertible Notes,
  net of issuance costs of $119,625              742,875         -0-
 (Payments of) Notes Payable                    (377,500)    (87,500)
 Issuance of Common Stock                        103,595          63
 Issuance of Series A Convertible
  Preferred 5% Stock, net of
  issuance costs of $95,090                    1,244,910         -0-
 Net Cash Provided By (Used In)
   Financing Activities                        1,713,880     (87,437)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                142,937     (13,002)

Cash and Cash Equivalents at
 Beginning of Period                              44,373      16,077

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $   187,310    $  3,075

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period for:
  Income Tax Paid                            $       -0-    $    -0-
  Interest Paid                              $    27,982    $  1,719

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

         5% SERIES A CONVERTIBLE PREFERRED STOCK

         During the quarter ended September 30, 1999, the company designated 2,000,000 shares of its 10,000,000 authorized preferred shares as 5% Series A Convertible Preferred Stock. Each share is convertible into common stock at $1.50 per share. In the event of liquidation, these shareholders will be entitled to receive in preference to the holders of common stock an amount equal to their original purchase price plus all accrued but unpaid dividends. Dividends are payable at the rate of 5% per annum semi-annually.

         ADVERTISING

         Advertising costs are expensed as incurred.

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                            Sept 30, 1999
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $ 75,000
         Software development costs     87,500       36,458
         Organization costs                539          315
         Debt acquisition costs        119,625       17,944
                                      $327,664     $129,717

                                         December 31, 1998
                                                 Accumulated
                                        Cost     Amortization
         Covenant not to compete      $120,000     $30,000
         Software development costs     87,500      14,583
         Organization costs                539         180
         Debt acquisition costs            -0-         -0-
                                      $208,039     $44,763

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




                                                            Page 7 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

         During the first nine months of 1999, the Company issued Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years. During the first nine months of 1999, the amortization was $17,944.

         Included in Goodwill, as a result of the EdNav acquisition (see Note 3), at September 30, 1999 and December 31, 1998 is the cost of $475,665 and accumulated amortization of $198,194 and $79,278, respectively. The goodwill is amortized ratably over a three year period.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. Major customers are as follows:
                                   For the nine months ended
                              Sept 30, 1999           Sept 30, 1998
                                       % of                    % of
          Customer       Sales $    Total Sales   Sales $   TotalSales
          Commercial
           Services Inc  $941,108       81%       $1,086,439     79%
          Office Depot
           Inc           $114,994       10%       $  114,719      8%

          The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

          PROPERTY AND EQUIPMENT, At Cost

          Property and equipment consists of the following:

                            December 31, 1998      Sept 30, 1999
                                   Accumulated          Accumulated
                           Cost    Depreciation  Cost   Depreciation
          Computer and
           office
           equipment      $33,274      $4,636   $256,082    $24,412
          Office
           furniture        4,950         236      4,950        766
                          $38,224      $4,872   $261,032    $25,178

          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 7 years for office furniture.

          Depreciation expense for for the nine months ended September 30, 1999 and 1998 was $20,307 and $-0- respectively.

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

          During the second and third quarters of 1999, the Company issued 86,377 and 68,000, respectively, common shares to employees and advisors under its stock bonus arrangement. The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. In accordance with this method, the Company recognized expense of $56,145 and $44,200, respectively, during the second and third quarters of 1999.

                                                        Page 9 of 13

                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

          NON CASH INVESTING AND FINANCING TRANSACTIONS:
          Acquisition of all of the Outstanding Common Stock of Education Navigator Inc. during the nine months ended September 30, 1998
            Assets Acquired, Fair Value         $ 732,354
            Notes to Sellers Issued              (525,000)
            Common Stock Issued                  (132,354)
            Cash Acquired                          (7,500)
          Net Cash Paid for Acquisition         $  67,500

NOTE 3:   ACQUISITION

          On June 26, 1998 the Company acquired all of the outstanding common stock of Education Navigator, Inc. (EdNav). The purchase has been accounted for under the purchase method in accordance with APB Opinion 16. The Company paid the sellingstockholders of EdNav $600,000 ($75,000 downpayment and $525,000 in a promissory note) and issued 441,180 shares of common stock of the Company to the selling stockholders EdNav. The Company valued these shares at $.30 each based principally on the earnings potential of the combined operations. Therefore, the total purchase price was $732,354.

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
                              (Unaudited)
                              (Continued)

                                                1/1/98-9/30/98
          Revenues                                $1,460,791
          Income (Loss) before
           extraordinary items                      (111,927)
          Net Income (Loss)                         (111,927)
          Earnings (Loss)
           Per Share                                   $(.08)
          Weighted Average
           Shares Outstanding                      1,320,318

          Proforma adjustments to the results of operations are as
          follows:
                                                1/1/98-9/30/98
          Depreciation                            $  2,774
          Amortization:
           Software developed                       14,583
           Covenant not to Compete                  30,000
           Goodwill                                 79,278
                                                   126,635
          EdNav net income (Loss):
           1/1/98-6/30/98                              403

          Proforma Adjustment                     $127,038

NOTE 4:   NOTES PAYABLE

          At December 31, 1998 the Company owed $445,000 to the selling stockholders of Ed Nav (see Note 3). The notes are payable over the next two years and bear interest at 5.51% annually. The amount payable in the fiscal year 1999 is $262,500 and the amount due in the fiscal year 2000 is $182,500. At September 30, 1999 the Company owed a total of $67,500 on these notes.

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









                                                       Page 11 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

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

         Income tax expense is as follows:
                                                  9/30/99   9/30/98
         Current tax expense (benefit):
           Income tax at statutory rates         $    -0-   $3,265

         Deferred tax expense (benefit):
           Amortization of Goodwill and
            Covenant                              (25,038)     -0-
           Operating Loss Carryforward            (10,154)     -0-
                                                   35,192    3,265
         Valuation allowance                      (35,192)     -0-
         Total Tax Expense (Benefit)             $    -0-   $3,265

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                  9/30/99    12/31/98
           Deferred tax assets:
             Amortization of Intangibles         $  73,457  $  48,419
             Operating loss carryforwards           69,097     58,943
              Gross deferred tax assets            142,554    107,362
             Valuation allowance                  (142,554)  (107,362)
           Net deferred tax assets               $     -0-  $     -0-

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

                                                 Page 12 of 13
                        OMNICOMM SYSTEMS, INC.
        NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)
                              (Continued)

NOTE 8:  RELATED PARTY TRANSACTIONS

         The Company was owed $8,406 and $3,406 at September 30, 1999 and December 31, 1998, respectively from a shareholder. The amount is payable on demand. The interest rate is 6% annually.

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

         The merger was accounted for as a reverse merger since Omnicomm is the continuing entity as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of Coral have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to February 17, 1999 represent the consolidated financial statements of Omnicomm. The historical shareholders' equity accounts of Omnicomm as of September 30, 1999 have been retroactively restated for all periods presented to reflect the issuance of the additional 940,000 shares. All share and per share amounts have been retroactively restated for all periods to include the equivalent number of shares received in the transaction.

NOTE 11: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 1999 to September 30, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.







                                                 Page 13 of 13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

In addition to historical information, this Quarterly Report contains "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue profitability levels of such businesses and other matters contained in this Quarterly Report regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized.
Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Quarterly Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

RESULTS OF OPERATION

Revenues:

Total revenues decreased to $244,536 from $423,116 and $1,156,937 from $1,375,857 for the three and nine month periods ending September 30, 1999 compared to the corresponding periods in fiscal year 1998. This decrease in revenue is primarily attributed to a decrease in projects initiated by Office Depot and Commercial Services International. Substantially all of the revenue is attributed to three clients:
Commercial Services International, Office Depot, and Republic Industries. Of these three, Commercial Services International is responsible for 81% of the total revenue.

All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMasterTM system.

Operating Expenses:

Total operating expenses increased to $658,865 from $242,714 and $1,641,345 from $442,525 for the three and ninth month periods ending September 30, 1999 compared to the corresponding periods in fiscal year 1998. This substantial increase in operating expenses is attributed to a number of factors including the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company's resources on the development of the TrialMasterTM Internet system.

Salaries and Wages. Salaries and wages increased to $194,801 from $75,980 and $426,067 from $126,989 for the three and ninth month periods ending September 30, 1999 compared to the corresponding periods in fiscal year 1998. The increase in salaries and wages is attributed to an increase in the number of employees currently employed by the Company. The Company currently has thirteen employees.

Independent Consultants. Fees to independent consultants increased to $154,060 from $24,468 and $365,511 from $50,935 for the three and ninth month periods ending September 30, 1999 compared to the corresponding period in fiscal year 1998. The Company decided to outsource a number of areas during the initial phase of developing, marketing and implementing the TrialMasterTM system. These areas concern product development, marketing and sales, and medical/strategic consulting.

Selling, General and Administrative. Selling, general and administrative expenses increased to $186,166 from $44,890 and $525,040 from $139,702 for the three and ninth month periods ending September 30, 1999 compared to the corresponding periods in fiscal year 1998. The substantial increase in selling, general and administrative expenses is attributed to the increase in operations related to the development and marketing of the Company's TrialMasterTM system.


LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $187,310 from $44,373 for the period ending September 30, 1999 compared to the period ending December 31, 1998. The increase is attributed to the cash received from the private placement of the 5%, Series A Convertible Preferred shares. See
Item 2.

Total liabilities increased to $1,081,641 from $910,325 for the period ending September 30, 1999 compared to the period ending December 31, 1998. The increased in total liabilities are primarily attributed to the placement of convertible notes totaling $862,500.

The Company generated losses of $601,608 and $1,306,211 from operations for the three and nine month periods ending September 30, 1999 compared to a loss of $90,858 and income of $13,247 for the corresponding period in fiscal year 1998. The loss is primarily attributed to the continued financial obligations associated with the acquisition of Education Navigator in June of 1998 and the development and marketing of the TrialMasterTM system.

The Company has initiated a private placement of 5% Series A Convertible Preferred Shares to accredited investors pursuant to Regulation S of the Securities Act of 1933, as amended. See Item 2.




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

     In addition to the foregoing, a holder of the Preferred Stock shall have registrations rights shares of Common Stock issuable upon conversion of the Preferred Stock.

Issuance of Unregistered Securities

     The Company issued 1,300,000 of its Series A 5% Convertible
Preferred Shares ("Shares") realizing gross proceeds of $1,244,910 from the placement of the shares. Attendant to the issuance of the Shares the Company issued 300,000 shares of its common stock realizing gross proceeds of $3,000.

     The Company issued shares of common stock totaling 68,000 shares to employees and members of its Medical Advisory Board. The shares were issued pursuant to Rule 701 and Sec. 4(2) of the Act.

Item 5.   Other Information

See Item 2, above.

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



                         By:  Peter Knezevich
                        Chief Executive Officer
                       Dated:  November 12, 1999