Form 10QSB/A
period 1999-09-30
OMNICOMM SYSTEMS INC
filed 1999-12-03
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[Mark One]

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-25203

OMNICOMM SYSTEMS, INC.
(Name of small business issuer in its charter)

             Delaware              11-3349762
     (State of incorporation) (IRS employer Ident. No.)

3250 Mary Street, #402, Miami, FL.             33133
 (Address of principal office)               (Zip Code)

Registrant's telephone number: (305) 448-4700

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No_____

     The number of shares outstanding of each of the issuer's classes of equity as of September 30, 1999:
2,047,377 common stock $.001 par value.  1,300,000 5%
Series A Convertible Preferred Stock, at par.

OMNICOMM SYSTEMS, INC.

Part I - Financial Information               Page

Consolidated Balance Sheet -
     September 30, 1999 and December 31, 1998

Consolidated Statements of Shareholders'
     Equity(Deficit) B
     January 1, 1998 to September 30, 1999

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


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)2


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

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - 8,000,000 shares
    authorized, none issued and
    outstanding at $.001 par value                -0-           -0-
  5% Series A Convertible Preferred Stock,
    2,000,000 shares authorized,1,300,000
    and -0- issued and outstanding,
    respectively, at par                    1,244,910           -0-
  Common Stock - 20,000,000 shares
    authorized, 2,047,377 and 1,343,000
    issued and outstanding, respectively,
    at $.001 par value                          1,095           391
  Additional Paid in Capital                  235,104       132,213
Retained Earnings (Deficit)                (1,617,618)     (311,407)
                                             (136,509)     (178,803)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                         $  945,132    $  731,522

The accompanying notes are an integral part of these financial statements.
                                                         Page 1 of 13

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For The Period January 1, 1998 to September 30, 1999

                             5% Series A Convertible                                  Total
             Common Stock        Preferred Stock        Additional    Retained        Shareholders'
              Number    $.001    Number                   Paid in      Earnings       Equity
             of Shares  Value   of Shares     $ Par       Capital     (Deficit)       (Deficit)
JAN. 1, 1998 1,002,250 $  187                                         $   (16,040)    $   (15,853)

Issuance of
Common Stock   199,750     63                                                                  63

Acquisition
of Education
Navigator
Inc.           141,000    141                            $132,213                         132,354

Net Income
(Loss) for
Year Ended
Dec 31, 1998                                                             (295,367)      (295,367)

BALANCES AT
DEC 31, 1998
(Audited)    1,343,000    391                             132,213        (311,407)      (178,803)

Issuance of
Common Stock   250,000    250                                                                250

Issuance of
Common Stock
for Services    86,377     86                              56,059                         56,145

Issuance of
Common Stock   300,000    300                               2,700                          3,000

Issuance of
Common Stock
for Services    68,000     68                              44,132                         44,200

Issuance of
Preferred Stock,
net of $95,090
Issuance Costs                  1,300,000  $1,244,910                                  1,244,910

Net Income
(Loss) for nine
months ended
Sept 30 1999                                                           (1,306,211)    (1,306,211)

BALANCES AT
SEPT 30 1999
(Unaudited)  2,047,377 $1,095   1,300,000  $1,244,910    $235,104     $(1,617,618)    $ (136,509)


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

   All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMasterJ system.

     Operating Expenses:

   Total operating expenses increased to $658,865 from $242,714 and $1,641,345 from $442,525 for the three and ninth month periods ending September 30, 1999 compared to the corresponding periods in fiscal year 1998. This substantial increase in operating expenses is attributed to a number of factors including the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company=s resources on the development of the TrialMasterTM Internet system.

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



                              By:  Peter Knezevich
                             Chief Executive Officer
                            Dated:  December 2, 1999