Form 10KSB
period 1999-12-31
OMNICOMM SYSTEMS INC
filed 2000-03-29
CIK 1034592

FORM 10-KSB
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Mark One]
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1999

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_____________

Commission file number: 0-25203

OmniComm Systems, Inc.
(Name of small business issuer in its charter)

         Delaware                     11-3349762
   (State of incorporation)           (IRS employer Ident. No.)

   3250 Mary Street, Suite 402, Miami, Fl.    33133
   (Address of principal office)           (Zip Code)

Issuer's telephone number: (305) 448-4700

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001
(Title of class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No_____ .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
$1,259,214

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $24,000,000

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999: 3,344,066. The number of shares outstanding of the issuer's class of preferred equity (5% Series A Convertible Preferred), as of December 31, 1999:
4,117,500.



Forward-Looking Statements

Statements contained in this Form 10-KSB that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue profitability levels of such businesses, and other matters contained in this Form 10-KSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-kSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

PART I

ITEM 1. DESCRIPTON OF BUSINESS.

BUSINESS DEVELOPMENT

   Coral Development Corp. ("Coral") was incorporated under the laws of the State of Delaware on November 16, 1996 as a wholly owned subsidiary of Modern Technology Corp. ("MTC") a Delaware corporation who received 403,000 shares of common stock of Coral in exchange for $30,000.

   In June of 1997, Coral registered 403,000 shares of common stock to be distributed to the shareholders of MTC as a shared dividend. The registration and issuance of the shares was subject to the provisions of Rule 419 ("Rule 419") of Regulation C of the Rules and Regulations of the Securities Act of 1933, as amended.

   Rule 419 sets forth the requirements that apply to every registration statement filed under the Act relating to an offering by a "blank check company". A "blank check company" is a company that is a development stage company that has no specific plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. At the time of filing the registration statement, Coral was a "blank check company". The main requirements of Rule 419 are: escrowing the securities that are subject to the registration statement prior to issuance of the securities and consummating a transaction within 18 months of filing the registration statement.

   Coral and OmniComm Systems, Inc. (the "Company") entered into an Agreement and Plan of Merger on July 22, 1998. The terms of the agreement provided that all of the issued and outstanding shares of OmniComm Systems, Inc. would be exchanged for 940,000 shares of common stock of Coral. The officers and directors of Coral would resign and the name of Coral would be changed to OmniComm Systems, Inc. Further, as part of the plan of merger, the five OmniComm shareholders will receive options representing an additional 2,687,000 shares of common stock of the Company. The options will vest in the event the Company generates $4,000,000 in gross revenue on a cumulative basis. The issuance of the shares subject to the options will cause substantial dilution to the existing shareholders.

   Coral had until December 5, 1998 (18 months from the filing date of the Form SB-2 - June 5, 1997) to finalize a transaction. Prior to entering into the Agreement and Plan of Merger, the Company acquired Education Navigator, Inc. on June 26, 1998. The closeness in time of these two transactions presented a logistical problem in completing due diligence and providing audited financial statements for OmniComm Systems, Inc. and especially Education Navigator, Inc. which did not have audited financial statements. To further complicate the matter, the financial statements when completed needed to be presented in such a way so as to show pro-forma information as if the mergers had occurred a year earlier. Coral received a comment letter from the Securities Exchange Commission concerning the Post-Effective amendment to the SB-2. It was clear from the comments that Coral and the Company would not make the deadline on December 5, 1998 so the SB-2 was withdrawn. Coral and the Company understood that if the SB-2 did not go effective by December 5, 1998, they would have to re-file the registration statement since it was very unlikely that an extension would be given. The shares that had been held in escrow pursuant to Rule 419 were returned to MTC.

   Since the parties were specifically identified for purposes of an acquisition it was felt that the proscriptions of Rule 419 would not apply and the safeguards for issuance of the shares such as the escrow requirements would not have to be adhered to which would shorten the time period for completing the transactions. In addition, the Division of Corporate Finance had issued Staff Legal Bulletin No. 4, which gave specific guidance to the parties for the type of transaction that was contemplated.

   The Company and Coral continued with their plans to finalize the merger and to become a reporting company. The parties executed an Amended Agreement and Plan of Merger to include MTC, the parent of Coral, as a party for the sole purpose of issuing the shares in accordance with the Agreement and Plan of Merger. A Form 10-SB was filed on December 22, 1998 to register the common shares of Coral, pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company and Coral finalized the merger on February 17, 1999.

BUSINESS OF ISSUER

   OmniComm Systems, Inc. (the "Company" or "OmniComm") is marketing and implementing TrialMasterTM and WebIPA. TrialMasterTM and WebIPATM are Internet based approaches that integrate the significant components of the clinical trial process - trial management and doctor/patient recruitment - into a seamless connection between industry, doctors, and patients.

   The critical component in bringing a drug or medical device to market is the process by which approval is sought to market the drug or device. The amount of money and time spent on the process are enormous. The following points are illustrative of the business process:

It costs $600,000,000 million to bring a drug to market
50% of clinical trials are delayed due to a lack of patients For every day Viagra was in clinical trials Pfizer lost
   $5,000,000 a day
In the United States only 8% of the doctors and 4% of the eligible patients are involved in clinical trial

   A fundamental way that the Internet is transforming business is the way in which it transforms institutional business processes such as clinical trials. The Internet enables information to be easily and widely distributed and allows the users of the information to use tools - web-based applications - to benefit from and use the information.

   WebIPATM is the means by which the information is accessed and TrialmasterTM is the tool by which the information is distributed and used.

Clinical Trial Industry Overview

   Worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated
$50 billion in 1999 with $24 billion being spent by US based pharmaceutical companies. Further, research and development expenditures in 1999 for the top 50 pharmaceutical companies increased approximately 14% from the previous year. It is estimated that pre-clinical and clinical trial costs represent approximately one-third of the total spent on research and development.

   The Company believes that certain industry and regulatory trends have led pharmaceutical, biotechnology, cosmetic and device companies to increase research and development for proprietary new drugs, cosmetic and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs. The trends driving the industry's growth can be summarized as follows:

Drug Development Pressures.
Globalization of Clinical Development and Regulatory Strategy.
Increasingly Complex and Stringent Regulation; Need for
Technological Capabilities.
Competitive Pressures.
Growth of Biotechnology and Genomics Industries.

   These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

CLINICAL TRIAL OVERVIEW

   In order for a drug or device to be marketed in the United States, Europe or Japan, the drug or medical device must undergo extensive testing and regulatory review in order to determine that the drug or device is safe and effective.
The regulatory review process is time consuming and expensive. A new drug application (NDA) can take up to 2 years before it is approved. This is in addition to 3 to 5 years of studies required to provide the data to support the NDA. The following is an overview of the process that is generally undertaken to bring a drug or device to market:

(1)Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies are used to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file an IND (Investigational New Drug Application), upon which the FDA may grant permission to begin human trials.

(2)Clinical Trials  (3.5 to 6 years)

a. Phase I (6 months to 1 year). Basic safety and pharmacology testing is conducted in 20 to 80 human subjects, usually healthy volunteer testing includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

b. Phase II (1 to 2 years). Basic efficacy (effectiveness) and dose-range testing is conducted in 100 to 200 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data.

c. Phase III (2 to 3 years). Efficacy and safety studies are conducted in hundreds or thousands of patients at multiple investigational sites (hospitals and clinics) which can be placebo-controlled trials, in which the new drug is compared with a placebo or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category.

d. Treatment Investigational New Drug ("TIND") (may span late Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a TIND. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

e. New Drug Application ("NDA") Preparation and Submission. Upon completion of Phase III trials, the manufacturer assembles the statistically analyzed data from all phases of development into a single large document, the NDA, which comprises, on average, 100,000 pages.

f. FDA Review & Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) is used to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study.

   g.   Post-Marketing Surveillance and Phase IV Studies.
Federal regulation requires the manufacturer to collect and periodically report to the FDA additional safety and efficacy data on the drug for as long as the manufacturer markets the drug (post-marketing surveillance).

   To support an application for regulatory approval, clinical data must be collected, reviewed and compiled. Clinical data is collected from the clinical report forms (CRF) that are submitted to and filled out by an investigator, typically a doctor or research assistant, who is participating in the clinical trial. These CRFs can be 5 to 100 pages and document a series of visits by patients over a period of time.

   An integral part of the clinical trial process is the monitoring of the clinical sites by monitors. These monitors visit sites throughout the clinical trial to confirm that the sites are acting in accordance with good clinical practices and filing out the documentation appropriately.

   Once information is collected from the patient/study subject by the investigators and the relevant portion of the CRF is filled out, it is then submitted to either the sponsor of the study, such as a pharmaceutical company, or the clinical research organization
(CRO), an entity that has contracted with the sponsor to conduct the clinical trial. The data is then inputted manually into a database. Typically, double data entry is used in order to resolve errors.

   To alleviate the enormous amount of paperwork that is generated and submitted for purposes of receiving approval, the United States Food and Drug Administration ("FDA") promulgated regulations on March 20, 1997 concerning the electronic submission of data to the FDA: 21 CFR Part 11 "Electronic Records; Electronic Signatures; Final Rule". Essentially, this regulation provided for the voluntary submission of parts or all of regulatory records in electronic format without an accompanying paper copy. Also, the FDA promulgated "Providing Regulatory Submissions in Electronic Format-General Considerations". More recently, the FDA promulgated a guidance document "Computerized Systems Used In Clinical Trials" which provides guidance to industry when utilizing a computer system in a clinical trial. The FDA, however, does not regulate the TrialMaster system.

TRIALMASTERTM

   OmniComm has developed and is marketing as an ASP TrialMasterTM. TrialMasterTM is a web-based business to business
(B2B) enterprise management system for conducting and managing clinical trials. The Company utilizes a trial-independent database to quickly generate the necessary trial data-infrastructure to proceed with the clinical trial process.

   It enables participants in the clinical trial process such as pharmaceutical and medical device companies, and clinical research organizations (CRO) to utilize the inherent benefits of the Internet - pervasiveness, scalability, less costly, and secure - to conduct and manage clinical trials in real-time.

   In addition to the following core activities, TrialMaster incorporates communications, time and financial management, and outcomes tracking. The list is not exhaustive and all components are not currently available in the current version but will be available during the middle of the year 2000.

   TrialMasterTM significantly impacts the clinical trial process in the following three areas: Data Collection, Validation and Edit Queries, and Monitoring.









(1) Data Collection Comparison

Clinical data is collected from the Clinical Report Forms (CRF) that are submitted to and filled out by an investigator - doctor/research assistant - who is participating in the clinical trial. These forms can be 5 to 100 pages per patient and encompass a series of visits by patients over a period of time.

Current System

The cost to process data is approximately $15.00 to $25.00 per page per patient.

The time to process the data can take anywhere from 1 - 4 weeks

TrialMasterTM System

The cost to process the data is approximately 5-10 times less per page per patient.

The time to process the data is approximately 1 minute

(2) Validation and Edit Query Comparison

Upon submission, data is reviewed to see whether the collected data is within certain parameters of the clinical trial, primary validation. If data is outside of the clinical trial parameters or there are typographical errors or similar data problems the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing.

Current System

The cost to process an edit query is approximately $80-$100 per query. For a large trial it would not be uncommon to generate
500-1000 edit queries a week.

The time to process the data can take anywhere from 4 - 6 weeks

TrialMasterTM System

The number of edit queries is significantly reduced or even eliminated because the system does the validation when the data is inputted.

The time to process the data is approximately 1 minute

                       (3) Monitoring

Monitors are an integral and necessary part of the clinical trial process. These individuals travel to the clinical sites to ensure that the investigators are complying with good clinical practice
(GCP) standards. Essentially, their role is to make sure clinical data is being collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs such as travel can make up one quarter of the total costs of a clinical trial.

Current System

The cost for a monitoring visit can vary between $1,000 to $3,000 per visit per site. A trial can have as many as 3-7 visits.

The time for each visit is usually 1 to 2 days.

TrialMasterTM System

The number of visits can be reduced because the status of sites can be monitored remotely and in real time.

Monitoring hours can be reduced by 50% or more.

   TrialMasterTM is an open system that is fully integratable with existing legacy data systems such as Oracle(R) and Microsoft
SQL(R). The application utilizes a standard browser such as Internet Explorer 4.0(R).

   The cost for implementing the application is based on a data point per page/per patient fee that will increase or decrease depending on the size of the trial in terms of patients/subjects and the length of time to conduct the trial.

Current Implementation

   The Company is currently involved in a multi-center, multi-national clinical trial with a major European based medical device company and a European based clinical research organization. The clinical trial involves 400 patients in 42 sites throughout Canada, Spain, Europe, and Scandinavia.

   The Company is currently in negotiations with a US based pharmaceutical company and a European based CRO to implement
TrialMasterTM.

WEBIPA(TM) - "ARE YOU INTERNET TRIAL READY(TM)"

   Only 8% of the estimated 660,000 doctors and 4% of the eligible patients participate in the clinical trial process.
WebIPA.com is the means by which the other 92% of the doctors and 96% of the eligible patients have the opportunity to participate.

   WebIPA.com is an Internet destination site where doctors/patients and industry converge to benefit from each other's respective needs:

Industry: The infrastructure for clinical trials has not kept pace with the demands for growth in the industry.
   Accordingly, the conventional infrastructure through which industry has been operating to conduct clinical trials is inadequate. The critical components of this infrastructure are sites for trials (doctors) and patients. Simply put, too many trials, not enough patients and doctors.

Doctors: As a result of managed care doctors have seen a drastic reduction in income. Doctors are seeking ways to more efficiently conduct their practice or leverage skills and interests into an increase in revenue.

Patients: Patients who are ill are seeking new therapies and drugs to make them well.

   OmniComm is marketing TrialMasterTM to industry and, based on these contacts and feedback, expects industry to move its clinical trial practice to the Internet. OmniComm is marketing to doctors, through WebIPA, the concept of "Internet Trial Ready". The Company is contracting with doctor groups to bring them on-line for purposes of participating in clinical trials. De-identifiable patient data will be utilized to connect industry with a patient through their doctor to participate in trials.

   This convergent approach has recently been endorsed by The IPA (Independent Physician Association) Association of America to its membership of 883 doctor groups encompassing 260,000 doctors and 12,000,000 patients. Also, the Company has recently made "Internet Trial Ready" a 42 physician practice group with approximately 250,000 patients. The Company has currently submitted contracts to 3 other groups.

Clinical Trial Pathways

   The Company owns approximately 70 URLs such as "breaststudy.com", "livertrial.com", "cancertrial.com",
"prostatetrial.com", and "aidstrial.com". The Company through
WebIPA plans to utilize these clinical trial pathways for recruitment purposes and other clinical trial related opportunities.

SALES AND MARKETING

   OmniComm has adopted a "push/pull" marketing strategy. The essential components of the clinical trial industry are pharmaceutical/biotech/medical device, doctors/patients, and opinion leaders. OmniComm is marketing to all three components.

TrialMasterTM

   Although TrialMasterTM can be used within any segment of the pharmaceutical, biotech, and medical device industry, to date, OmniComm has taken a deliberative approach to marketing TrialMasterTM to the interventional cardiology market. This is a $50 billion market, dominated by companies such as Guidant, Johnson & Johnson, Medtronic, and Eli Lily. The following are the relevant factors for approaching the market:

Access to "validators" for the market.
Relatively standardized and advanced approach to clinical trial process.
A very competitive market with relatively short product cycles providing for a need to get products to market quickly.
A number of products within the interventional market segment - coronary and arterial stents - that have an incremental difference which need clinical trials to show clinical and functional superiority.
A tight group of opinion leaders within the market segment of which we have direct relationships with.

   The Company is also establishing relationships with "opinion leaders" and decision-makers in other specialties within the clinical trial industry. In this regard, the Company has created a Medical Advisory Board to advise the Company on the development and marketing of the TrialMasterTM system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. OmniComm is also using traditional methods to market TrialMasterTM, including advertising in trade periodicals and attending a number of medical conventions including the European Society of Cardiology, the American College of Cardiology, and The American Heart Association.


   Currently, the Company has one full time employee headquartered in the Company's office in Amsterdam who is responsible for sales and marketing of TrialMasterTM. In addition, the Company has hired a part-time employee to assist in the marketing of TrialMasterTM. The Company expects to hire an additional 3-5 individuals within the next 60 days for marketing and sales.

WebIPA

   The sales and marketing functions for TrialMasterTM and WebIPA are separated within OmniComm because the respective sales cycles are different.

   To date, the Company's efforts to market WebIPA have involved The IPA Association of America ("TIPAAA"). TIPAAA is a non-profit trade association representing 883 independent physician associations (IPA) which encompass approximately 243,000 doctors with a patient population of 12,000,000 patients. TIPAAA has endorsed the "Internet Trial Ready" approach to its membership. The Company will be presenting at the TIPAAA annual meeting scheduled for March 12-15, 2000. In addition to TIPAAA, the Company is marketing directly to doctor groups and doctors who have some clinical trial experience.

COMPETITION

   There are other entities that compete with the Company's Internet based data collection system, TrialMasterTM. Principally, the competitors include Phase Forward Incorporated, CB Technologies, and Technologix. Most of these competitors have significantly greater financial, technical and marketing resources, or name recognition than that of the Company. The Company believes that the most significant competitive factors it faces is a lack of operating history and an attendant perception of a lack of experience in competing in such a changing and competitive environment.

   The Company believes, however, that its technical expertise, the knowledge and experience of its principals of the industry, quality of service and responsiveness to client needs and speed in delivering solutions will allow it to compete favorably within this environment. Further, the Company believes that none of the aforementioned companies have developed an integrated approach to the clinical trial process similar to TrialMasterTM and WebIPA.

MEDICAL ADVISORY BOARD

   Given the Company's basic approach in developing and marketing the TrialMasterTM application as if it were a medical device, the Company decided to form a Medical Advisory Board. The purpose of the Board is to advise and consult the Company on the development, implementation, and marketing of the TrialMasterTM application. Currently, there are five members on the Board:

Dr. Warren Grundfest: Director, School of BioMedical Engineering,
University of Southern California, Los Angeles, CA.

Dr. Camilo Ricordi: Senior Researcher, Diabetes Research
Institute, University of Miami, Miami, FL.

Dr. Bruce Murphy: Director of Medicine of the Arkansas Heart
Hospital; and, Chairman of the Board of the Arkansas Heart
Institute, Little Rock, AK.

Dr. Eugene Schiff: Professor of Medicine; Chief, Division of
Hepatology; Director, Center for Liver Diseases, University of
Miami School of Medicine, Miami, Florida. Dr. Schiff it the author of "Schiff's Diseases of the Liver".

Dr. James Tcheng: Cardiology Associates, Assistant Professor of
Medicine, Duke University Medical Center

INTELLECTUAL PROPERTY RIGHTS

   The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties from whom the Company licenses intellectual property. The Company enters into confidentiality agreements with its employees and limits distribution of proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

   On May 18, 1999, the Company filed a provisional application for a patent on a "Distributed System and Method for Collecting and Evaluating Clinical Data". Serial No. 60/134,671.

   The Company is in the process of registering the trademarks "OMNICOMM SYSTEMS, INC.", AND "TRIALMASTER" with the U.S. Patent and Trademark Office. The Company intends to make such other state and federal filings as the Company deems necessary and appropriate to protect its intellectual property rights.

EMPLOYEES

   The Company currently has 20 full time employees and 1 part time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

   The Company's facilities are located at 3250 Mary Street,
Suite 402, Miami, Florida 33133 ("Miami Office"),5680 West Cypress St., Suite I, Tampa, Florida 33607 ("Tampa Office"), and Droogbak 2D, Amsterdam 1013 GE, Netherlands ("Amsterdam Office"). The Miami office is the Company's headquarters. It is rented at $9,975 per month and comprises approximately 5,048 sq. ft. The Tampa office is the where the Company's software development activities are headquartered. It is rented at $2,332 per month and comprises approximately 1,808 sq. ft. The Amsterdam office is the Company's European sales office. It is rented at $2,257 per month and comprises approximately 1,540 sq. ft. The Company believes that these facilities are adequate for its current and reasonably foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is not a party to or involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock, $.001 par value, is traded on the over-the-counter bulletin board market. The Company's preferred stock is not traded. There has been trading in the Company's common stock since November 26, 1999. The symbol for the Company's common stock is OMCM.

   Quarter Ending
   Fiscal Year 1999         High Bid       Low Bid
   December/1999            $5.75          $3.50

   The bid price which states over-the-counter market quotations reflect inter-dealer prices without real mark-up, markdown or commissions and may not necessarily represent actual transactions.

   The Company has approximately 388 shareholders of record of its common stock as of December 31, 1999.

   Recent Sales of Unregistered Securities

Section 4(2) Transactions

   On or about February 1997 OmniComm Systems, Inc. formerly known as The Premisys Group, Inc. was incorporated. Contemporaneous with the incorporation of OmniComm Systems, Inc. common stock was issued to Randy Smith and Lawton Jackson totaling 1,875,000. On February 1, 1998, the Board of Directors of OmniComm Systems, Inc. authorized the issuance of 625,000 shares of common stock to Peter
S. Knezevich. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 in exchange for services rendered and to be rendered as evidenced by a written employment agreements.

   On or about December 1996, Coral Development issued 403,000 shares of common stock to MTC, the Parent corporation of Coral Development, in exchange for $30,000. The shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

   On June 26, 1998, prior to executing the merger agreement with Coral Development, the Company acquired Education Navigator, Inc. In exchange for all the issued and outstanding shares of Education Navigator, the Company issued 441,180 shares of common stock of the Company to the two shareholders of Education Navigator and issued promissory notes in the amount of $525,000. The shares and promissory notes were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. Subsequent to the acquisition of Education Navigator, the Company executed an employment agreement with Cliff Middleton, a shareholder of Education Navigator. In addition, pursuant to
Section 422 of the Internal Revenue Code, the Company granted an incentive stock option to Cliff Middleton for 85,000 common shares at $.60 per share, vesting over 3 years beginning June 26, 1999.


   On February 17, 1999, OmniComm Systems, Inc. and Coral Development finalized the merger pursuant to the terms and conditions set forth in the Agreement and Plan of Reorganization. It is intended that all of the issued and outstanding shares of OmniComm Systems, Inc. will be exchanged for 940,000 shares of common stock of Coral Development; or, 3.129 shares of OmniComm Systems for 1 share of Coral Development. The exchange and issuance of shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

     Both of the foregoing issuances concerning the merger transactions dated June 26, 1998 (acquisition of Education Navigator), and February 17, 1999 (merger with Coral Development Corp.), relied on the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933 (the "Act"). The basis of the exemption is a transaction by an issuer that does not involve a public offering.

     Critical to the application of the exemption is the availability of information to the offeree and her sophistication. The availability of information can be provided in two ways: access to information or disclosure.

     In both transactions, the offerees were sophisticated; they have the financial and business experience to evaluate the offer. In the Education Navigator transaction the offerees were familiar with and professionals within the computer and Internet market and had experience with the risks associated with ventures involving start-up companies in the market. In the Coral/OmniComm transaction the offerees have a level of sophistication sufficient to appreciate the relative risks and benefits of being affiliated with a reporting company including the statutory obligations, both federal and state.

     In both transactions the offerees were provided with full disclosure pursuant to agreements including audited financial information and written legal opinions. Also, in both cases, counsel who had sufficient experience with transactions of the type consummated represented the offerees.

     The transaction involving Coral Development Corp. and MTC was a transaction involving a parent and a subsidiary where the parent had access to corporate information concerning the subsidiary.


Rule 506 Transaction - 10% Convertible Note

   On January 18, 1999, Northeast Securities, Inc., as placement agent, began the distribution of a Confidential Private Placement Memorandum to accredited investors on behalf of the Company. Northeast received the following placement agent fees: 10% Commission (cash); 3% nonaccountable expense allowance (cash); $7,500 advance against non-accountable due diligence expense. The offering was closed on June 15, 1999 and as of August 1, 1999, the Company had received gross proceeds of $862,500 as a result of the private placement.

   The offer and sale of the notes were made in reliance upon Rule 506, Regulation D of the Securities Act of 1933. The offerees and purchasers were accredited investors who were provided with a private placement memorandum that met the requirements of Regulation D and who executed investor questionnaires.

Rule 701 Transactions

   Rule 701 of the Securities Act of 1933, as amended (the "Act") is an exemption from registration for offers and sales of securities pursuant to certain compensatory benefit plans and contracts relating to compensation provided bonafide services are rendered not related to capital raising or pursuant to a written contract relating to compensation.

   The Company granted an incentive stock option in accordance with Internal Revenue Code (IRC) Code Section 422 to Clifton Middleton to purchase 85,000 shares of common stock at $.65 a share over a three (3) year period. The options were granted pursuant to Rule 701 of the Act. The options were granted pursuant the Company's 1998 Incentive Stock Option Plan and pursuant to a contract relating to compensation and in accordance with Rule 701 of the Act.

   The Company appointed Dr. Warren S. Grundfest to the Company's Medical Advisory Board. Dr. Grundfest was granted stock options and a stock bonus. The options and bonus stock were granted pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

   The Company retained Mr. Lawrence Kronick to act as a consultant for the Company to assist in marketing the Company's
TrialMasterTM system. The options were granted pursuant to a written contract of compensation and pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

   The Company appointed Dr. Richard Murphy to the Company's Medical Advisory Board. Dr. Murphy was granted stock options and a stock bonus. The options and bonus stock were granted pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

   The Company appointed Dr. Sameer Mehta as its consulting Medical Director. Dr. Mehta was granted stock options and a stock bonus. The options and bonus stock were granted pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

   The Company granted stock option and bonuses to employees of the Company. The stock bonuses totaled 51,377 shares of common stock. The options and bonus stock were granted pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

Regulation S and Section 4(2) - 5% Series A Convertible Preferred

   On June 4, 1999, the Company entered into a private placement agreement ("Agreement") with Noesis Capital Corp. ("Noesis") wherein Noesis would act as the placement agent for the offer and sale of the Company's 5% Series A Convertible Preferred stock pursuant to and in accordance with Regulation S of the Securities Act of 1933, as amended. Noesis received as a commission 10% of the gross proceeds received by the Company and a warrant to purchase at par value, $.001, 10% of the shares placed.The Company sold the preferred to foreign investors and to a small group of US based investors of which all were accredited investors. The offering was concluded on December 31, 1999. The Company had received gross proceeds of $3,872,843.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

RESULTS OF OPERATION

Revenues:

Year ended December 31, 1999 compared to December 31, 1998.

   Total revenues decreased to $1,259,214 for year 1999 from $1,689,794 for year 1998. This decrease in revenue is attributed to a decision made by management to cease its systems integration business during the 3rd quarter of 1999. All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMasterTM system.

Operating Expenses:

Year ended December 31, 1999 compared to December 31, 1998.

   Total operating expenses increased to $2,561,092 for year 1999 from $762,143 for year 1998. This substantial increase in operating expenses is attributed to a number of factors including the aggressive development and marketing or TrialMaster and the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company's resources on the development of the TrialMasterTM Internet system.

   Salaries and Wages. Salaries and wages increased to $784,635 for year 1999 from $239,108 for year 1998. The increase in salaries and wages is attributed to an increase in the number of employees currently employed by the Company and the executive officers of the Company receiving salaries. The Company currently has 20.

   Independent Consultants. Fees to independent consultants increased to $557,751 for year 1999 from $76,869 for year 1998. The Company decided to outsource a number of areas during the initial phase of developing, marketing and implementing the TrialMasterTM system. These areas concern product development, marketing and sales, and medical/strategic consulting.

LIQUIDITY AND CAPITAL RESOURCES:

Period ending December 31, 1999 compared to December 31, 1998.

   Cash and cash equivalents increased to $1,127,263 for 1999 from $44,373 for 1998 The increase is attributed to the cash received from the private placement of the 5%, Series A Convertible Preferred shares.

   Total liabilities increased to $1,326,299 for year 1999 from $910,325 for 1998. The increase in total liabilities are primarily attributed to the placement of convertible notes totaling $862,500.

   The Company has generated a loss of $2,341,237 for the year 1999. This is an increase from $295,367 for the year 1998. The loss is primarily attributed to the development and marketing of the TrialMasterTM system and the continued financial obligations associated with the acquisition of Education Navigator in June of 1998.

   The Company will require additional funds for the continued development and marketing of TrialMaster and WebIPA. Accordingly, the Company will be required to raise additional funds during the next 12 months in order to continue operations. The Company plans to raise additional funds by either: entering into a transaction(s) to privately place equity, either common or preferred stock, or debt securities, or combinations of both; or, placing equity into the public market through an underwritten secondary offering. At the present time there are no written commitments by individuals or entities for the additional funds. However, the Company is confident that it will secure the necessary funding for the continued development and marketing of TrialMaster and WebIPA.

ITEM 7. FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Incorporated by reference to the Company's definitive Proxy
Statement, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's definitive Proxy
Statement, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

ITEM 11. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Incorporated by reference to the Company's definitive Proxy
Statement, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's definitive Proxy
Statement, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.













ITEM 13.  EXHIBITS

(a)  Exhibits

2  (a)  Agreement and Plan of Reorganization dated July 22, 1998:
        Incorporated herein by reference to Form 8-K, dated March 3, 1999. File No. 000-25203
   (b)  Amendment to Agreement and Plan of Reorganization:
        Incorporated herein by reference to Form 10-SB dated
        December 20, 1998.
   (c) Plan of Merger: Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (d) Agreement and Plan of Acquisition dated January 26, 2000 of WebIPA: Incorporated herein by reference to Form 8K dated February 9, 2000.
3  (i)  Certificate of Incorporation:  Incorporated herein by reference to Form SB-2 #333-6410
   (ii) By-Laws:  Incorporated herein by reference to Form SB-2
        #333-6410
4 (a) Amendment to Article of Inc. - Authorization to issue preferred shares. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (b) Certificate of Designation - 5% Series A Convertible Preferred. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (c)  Certificate of Increase
10 (a)  Employment Contract.
        (i) Clifton Middleton - Employment Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
        (ii) Peter S. Knezevich - Employment Agreement and Stock
        Option Agreement
        (iii) Randy Smith - Employment Agreement and Stock Option
        Agreement
   (b) Factor Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (c) 1998 Stock Incentive Plan. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (d) Consulting Contract - Larry Kronick. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (e) Medical Advisory Board Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
   (f)  Standard Agreement - Proprietary Protection.
        Incorporated herein by reference to Form 10-SB/A dated
        August 17, 1999.

   (b)  Reports on Form 8-K

        None.

                         SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, OmniComm Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   By:  /s/Peter S. Knezevich
        Peter S. Knezevich
        Chief Executive Officer and Director.
        Date:  March 29, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

   By:  /s/Peter S. Knezevich
        Peter S. Knezevich
        Chief Executive Officer and Director.
        Date:  March 29, 2000

   By:  /s/Randy Smith
        Randy Smith
        Chairman and President
        Date:  March 29, 2000

   By:  /s/Guus van Kesteren
        Date:  March 29, 2000

   By:  /s/Cees Wit
        Cees Wit
        Director
        Date:  March 29, 2000

   By:  /s/Jan Vandamme
        Director
        Date:  March 29, 2000




















                   OMNICOMM SYSTEMS, INC.

                    FINANCIAL STATEMENTS

                      DECEMBER 31, 1999






















                            I N D E X





                                                            Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             1


CONSOLIDATED BALANCE SHEETS                                   2


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)     3


CONSOLIDATED STATEMENTS OF OPERATIONS                         4


CONSOLIDATED STATEMENTS OF CASH FLOWS                        5-6


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               7-15











             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors and Shareholders
OMNICOMM SYSTEMS, INC.
Miami, Florida

We have audited the accompanying consolidated balance sheets of OMNICOMM SYSTEMS, INC. as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of OMNICOMM SYSTEMS, INC. as of December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 1999 and these conditions are expected to continue through 2000, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
January 26, 2000

                                                         Page 1 of 15
                        OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED BALANCE SHEETS

                              A S S E T S
                                                   December 31,
                                                 1999          1998
CURRENT ASSETS
  Cash                                       $ 1,127,263    $  44,373
  Accounts Receivable                              8,458       77,188
  Inventory                                       10,166        4,240
  Total Current Assets                         1,145,887      125,801

PROPERTY AND EQUIPMENT - Net                     353,183       33,352

OTHER ASSETS
  Stockholder Loans                                3,406        3,406
  Intangible Assets, net                         169,629      163,276
  Goodwill, net                                  237,832      396,387
  Other Assets                                    26,960        9,300

TOTAL ASSETS                                 $ 1,936,897    $ 731,522

  L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y

CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses      $   284,481    $ 286,478
  Notes Payable - Current                        177,500      262,500
  Sales Tax Payable                                1,818       39,835
  Due to Factoring Agent                             -0-      139,012
  Total Current Liabilities                      463,799      727,825

Convertible Debt                                 862,500          -0-
Notes Payable - Long Term                            -0-      182,500
Total Liabilities                              1,326,299      910,325

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock - 5,000,000 shares
    authorized, none issued and
    outstanding at $.001 par value                   -0-          -0-
  5% Series A Convertible Preferred Stock,
    5,000,000 shares authorized, 4,117,500
    and -0- issued and outstanding,
    respectively, at par                       3,872,843          -0-
  Common Stock - 20,000,000 shares
    authorized, 3,344,066 and 1,343,000
    issued and outstanding, respectively,
    at $.001 par value                             3,344        1,343
  Additional Paid in Capital                     238,007      132,213
  Retained Earnings (Deficit)                 (2,652,644)    (311,407)
  Subscription Receivable                       (850,952)        (952)
                                                 610,598     (178,803)
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)                           $ 1,936,897    $ 731,522

The accompanying notes are an integral part of these financial statements.
                                                       Page 2 of 15

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For The Period January 1, 1998 to December 31, 1999

                                          5% Series A Convertible                            Total
                Common Stock    Additional    Preferred Stock     Retained      Subscrip-    Shareholders'
              Number   $.001     Paid In   Number                 Earnings        tion       Equity
             of Shares Value     Capital  of Shares     $ Par     (Deficit)     Receivable   (Deficit)
JAN. 1, 1998 1,002,250 $1,002       -0-          -0-         -0-  $   (16,040)  $    (815)   $   (15,853)

Issuance of
Common Stock   199,750    200                                                        (137)            63

Acquisition
of Education
Navigator
Inc.           141,000    141   $132,213                                                         132,354

Net Income
(Loss) for
Year Ended
Dec 31, 1998                                                         (295,367)                  (295,367)

BALANCES AT
DEC 31, 1998 1,343,000  1,343                                        (311,407)       (952)     (178,803)

Issuance of
Common Stock   250,000    250                                                                       250

Issuance of
Common Stock
for Services    86,400     86     56,059                                                         56,145

Issuance of
Common Stock   300,000    300      2,700                                                          3,000

Issuance of
Common Stock
for Services    68,000     68     44,132                                                         44,200

Issuance of
Common Stock 1,296,666  1,297      2,903                                                          4,200



Issuance of
Preferred Stock,
net of $134,590
Issuance Costs                            4,117,500   $3,872,843                 (850,000)    3,022,843

Net Income
(Loss) for the
year ended
Dec 31, 1999                                                       (2,341,237)               (2,341,237)

BALANCES AT
DEC 31, 1999 3,344,066 $3,344   $238,007  4,117,500   $3,872,843  $(2,652,644)  $(850,952)   $  610,598

























The accompanying notes are an integral part of these financial statements.


                                                                   Page 3 of 15
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the years ended
                                                      December 31,
                                                  1999          1998


REVENUES - SALES, Net                          $ 1,259,214   $1,689,794

COST OF SALES                                    1,005,338    1,223,018

GROSS MARGIN                                       253,876      466,776

OTHER EXPENSES
  Depreciation and Amortization                    299,402      128,196
  Interest Expense, net                             97,379       15,428
  Salaries, Employee Benefits & Related Taxes      784,635      239,108
  Factoring Fees                                     4,571       68,597
  Rent                                             108,371       47,199
  Consulting - Marketing/Sales                     237,630       76,869
  Consulting - Medical Advisory                    210,503          -0-
  Consulting - Product Development                 109,618          -0-
  Travel                                           334,753       37,117
  Legal & Professional Fees                         98,895       44,222
  Telephone & Internet                              67,109       18,119
  Selling, General and
   Administrative                                  208,226       87,288

Income (Loss) Before Taxes & Preferred
  Dividends                                     (2,307,216)    (295,367)

Income Taxes Expense (Benefit)                         -0-          -0-

Preferred Stock Dividends                          (34,021)         -0-

NET INCOME (LOSS)                              $(2,341,237)  $ (295,367)

Basic and Diluted Net Income
  (Loss) Per Share                                 $(1.27)      $(.35)

Weighted Average Number of
Shares Outstanding - Basic and Diluted           1,840,550      855,046






The accompanying notes are an integral part of these financial statements.


                                                             Page 4 of 15
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For the years ended
                                                      December 31,
                                                   1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                             $(2,341,237)  $(295,367)
 Adjustment to Reconcile Net Income
   to Net Cash Provided By (Used In)
   Operating Activities:
  Depreciation and Amortization                    299,402     128,196
  Stock Issued for Services                        104,545         -0-
  Change in Assets and Liabilities,
   net of effects of acquisition of
   Education Navigator Inc (EdNav):
   (Increase) Decrease in Accounts
     Receivable                                     68,730     (37,157)
   (Increase) Decrease in Inventory                 (5,926)     (4,240)
   Increase (Decrease) in Other Assests            (17,660)     (9,300)
   Increase (Decrease) in Accounts
     Payable and Accrued Expenses                   (1,997)    260,289
   Increase (Decrease) in Sales
     Tax Payable                                   (38,018)     39,835
   Increase (Decrease) in Due to
     Factoring Agent                              (139,012)    139,012
 Net Cash Provided By (Used In)
  Operating Activities                          (2,071,173)    221,268

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                            (347,405)     (3,035)
 Purchase of EdNav, Net of Cash Acquired               -0-     (67,500)
 Net Cash Provided By (Used In)
   Investing Activities                           (347,405)    (70,535)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Proceeds from Convertible Notes,
  net of issuance costs of $119,625                742,875         -0-
 (Payments of) Notes Payable                      (267,500)   (130,000)
 Issuance of Common Stock                            3,250          63
 Issuance of Series A Convertible
  Preferred 5% Stock, net of
  issuance costs of $134,590                     3,022,843         -0-
 (Loans to) Payments from Stockholder                  -0-       7,500
 Net Cash Provided By (Used In)
   Financing Activities                          3,501,468    (122,437)


The accompanying notes are an integral part of these financial statements.


                                                             Page 5 of 15
                          OMNICOMM SYSTEMS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)



                                                 For the years ended
                                                     December 31,
                                                   1999         1998

Net Increase (Decrease) in Cash and
 Cash Equivalents                                1,082,890      28,296

Cash and Cash Equivalents at
 Beginning of Period                                44,373      16,077

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                 $ 1,127,263   $  44,373

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period for:
  Income Tax Paid                              $       -0-   $     -0-
  Interest Paid                                $    67,297   $   1,636

 Non Cash Investing and Financing
  Transactions:                                December 31, 1998
  Acquisition of all of the Outstanding
   Common Stock of Education Navigator
   Inc. during the year ended
   December 31, 1998
    Assets Acquired, Fair Value                $ 732,354
    Notes to Sellers Issued                     (525,000)
    Common Stock Issued                         (132,354)
    Cash Acquired                                 (7,500)
   Net Cash Paid for Acquisition               $  67,500
















The accompanying notes are an integral part of these financial statements.


                                                             Page 6 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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

         CONSOLIDATION

         During the period from July 1, 1998 through December 31, 1998 the accounts of the Company's wholly owned subsidiary, Omnicommerce Systems Inc. (Omnicommerce) were included in the consolidated financial position and results of operations and cash flows. Omnicommerce was formed in July 1998 for the purpose of acquiring Education Navigator, Inc. (See Note 4, Acquisition). The Company's accounts also include those of its wholly owned subsidiary Omnitrial, B.V. All significant intercompany transactions have been eliminated in consolidation.

         ACCOUNTS RECEIVABLE

         Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

         COMMON STOCK

         During the period January 1, 1998 to December 31, 1998 the Company had authorized common stock of 10,000,000 shares with no par value. On February 17, 1999 Omnicomm shareholders exchanged all of their issued and outstanding common stock for Coral Development Corp (Coral) common stock at the ratio of 3.129 Omnicomm shares for one share of Coral in a reverse merger (see footnote 11).

         Concurrently, Omnicomm changed its common stock from no par to $.001 per share and increased the number of authorized shares from 10,000,000 to 20,000,000. All share and per share information has been restated retroactively for all periods to include the equivalent number shares exchanged in the transaction and the redenomination of par value.
                                                                Page 7 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

         EARNINGS PER SHARE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.
         Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previous fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997.

         Basic earnings per share under SFAS 128 were computed using the weighted average number of shares outstanding of 7,826,840 in 1998, 7,816,417 in 1997 and 7,811,370 in 1996. There were no differences between basic and diluted earnings per share. Options to purchase 3,458,669 shares of common stock at prices ranging from $.25 to $3.50 per share were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. The effect of the convertible debt and convertible preferred stock is anti-dilutive.

         5% SERIES A CONVERTIBLE PREFERRED STOCK

         During the year ended December 31, 1999, the company designated 5,000,000 shares of its 10,000,000 authorized preferred shares as 5% Series A Convertible Preferred Stock. Each share is convertible into common stock at $1.50 per share. In the event of liquidation, these shareholders will be entitled to receive in preference to the holders of common stock an amount equal to their original purchase price plus all accrued but unpaid dividends. Dividends are payable at the rate of 5% per annum payable semi-annually.

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was $7,599 and $1,385, respectively.

         RECLASSIFICATIONS

         Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.








                                                              Page 8 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:
                                                 Dec. 31, 1999
                                                      Accumulated
                                             Cost     Amortization
         Covenant not to compete           $120,000     $ 90,000
         Software development costs          87,500       43,750
         Organization costs                     539          360
         Debt acquisition costs             119,625       23,925
                                           $327,664     $158,035

                                              December 31, 1998
                                                      Accumulated
                                             Cost     Amortization
         Covenant not to compete           $120,000     $30,000
         Software development costs          87,500      14,583
         Organization costs                     539         180
         Debt acquisition costs                 -0-         -0-
                                           $208,039     $44,763

         The covenant not to compete and the software development costs were acquired as a result of the acquisition of EdNav (see Note 4). The covenant is for a two year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three year period as that is the expected life of the various products.

         During the first nine months of 1999, the Company issued Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years. During the year ended December 31, 1999, the amortization was $23,925.

         Included in Goodwill, as a result of the EdNav acquisition (see Note
         4), at December 31, 1999 and December 31, 1998 is the cost of $475,665 and accumulated amortization of $237,833 and $79,278, respectively. The goodwill is amortized ratably over a three year period.

         CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. Major customers are as follows:
                                           For the years ended
                                   Dec. 31, 1999           Dec. 31, 1998
                                            % of                    % of
         Customer             Sales $    Total Sales   Sales $   Total Sales
         Commercial
          Services Inc        $956,639       79%       $1,289,594     76%
         Office Depot
          Inc                 $115,581       10%       $  176,965     10%
                                                                Page 9 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

         The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support customer receivables. The loss of any one of these customers could have a material adverse effect on the financial condition of the company.

         PROPERTY AND EQUIPMENT, At Cost

         Property and equipment consists of the following:

                                 December 31, 1999      Dec. 31, 1998
                                        Accumulated          Accumulated
                                Cost    Depreciation  Cost   Depreciation
         Computer and office
          equipment            $195,340    $30,146   $33,274     $4,636
         Computer software      167,220      1,034       -0-        -0-
         Office furniture        23,070      1,267     4,950        236
                               $385,630    $32,447   $38,224     $4,872

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

         Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 7 years for office furniture.

         Depreciation expense for for the twelve months ended December 31, 1999 and 1998 was $27,575 and $4,573, respectively.

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


                                                             Page 10 of 15

                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

         Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

         STOCK OPTION PLAN

         In 1998 the Company initiated a stock option plan. The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. In 1998 the Company granted an option to an employee (see Note 4, Acquisition) to purchase 85,000 shares of common stock. The option is exercisable after one year. No compensation expense was recognized during 1998.

         During the second and third quarters of 1999, the Company issued 86,400 and 68,000, respectively, common shares to employees and advisors under its stock bonus arrangement. The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. In accordance with this method, the Company recognized expense of $56,145 and $44,200, respectively, during the second and third quarters of 1999.

NOTE 3:  OPERATIONS AND LIQUIDITY

         The Company has incurred substantial losses in 1999. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the Company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending December 31, 1999, there is doubt about the Company's ability to continue as a going concern.

         Management believes that its current available working capital, anticipated contract revenues, subsequent sales of stock will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 1999.





                                                             Page 11 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

NOTE 4:  ACQUISITION

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

                                                     1/1/98-12/31/98
         Revenues                                      $1,775,835
         Income (Loss) before
          extraordinary items                            (421,599)
         Net Income (Loss)                               (421,599)
         Earnings (Loss) Per Share                          $(.14)
         Weighted Average
          Shares Outstanding                            2,942,106

                                                            Page 12 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

         Proforma adjustments to the results of operations are as follows:

                                                     1/1/98-12/31/98
         Depreciation - Equipment                      $  2,774
         Amortization:
          Software developed                             14,583
          Covenant not to Compete                        30,000
          Goodwill                                       79,278
                                                        126,635
         EdNav net income (Loss):
          1/1/98-6/30/98                                    403

         Proforma Adjustment                           $126,232

NOTE 5:  NOTES PAYABLE

         At December 31, 1998 the Company owed $445,000 to the selling stockholders of Ed Nav (see Note 4). The notes are payable over the next two years and bear interest at 5.51% annually. The amount payable in the fiscal year 1999 is $262,500 and the amount due in the fiscal year 2000 is $177,500. At December 31, 1999 the Company owed a total of $177,500 on these notes.

NOTE 6:  CONVERTIBLE NOTES

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

NOTE 7:  COMMITMENTS AND CONTINGENCIES

         The company is currently in a lease for office space requiring minimum annual base rental payments for the fiscal periods shown as follows:
                              2000      $148,309
                              2001       153,295
                              2002       133,873
                              Total     $435,477

         In addition to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease. Rent expense for 1999 and 1998 was $108,371 and $47,199, resssspectively.



                                                                Page 13 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

NOTE 8:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:
                                                    12/31/99      12/31/98
         Current tax expense (benefit):
           Income tax at statutory rates           $      -0-    $    -0-

         Deferred tax expense (benefit):
           Amortization of Goodwill and
            Covenant                                 (105,243)    (48,419)
           Operating Loss Carryforward               (864,806)    (58,943)
                                                     (970,049)   (107,362)
         Valuation allowance                         (970,049)   (107,362)
         Total Tax Expense (Benefit)               $      -0-    $    -0-

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                    12/31/99     12/31/98
           Deferred tax assets:
             Amortization of Intangibles           $  153,662    $ 48,419
             Operating loss carryforwards             923,749      58,943
              Gross deferred tax assets             1,077,411     107,362
             Valuation allowance                   (1,077,411)   (107,362)
           Net deferred tax assets                 $      -0-    $    -0-

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $2,500,000. This loss is allowed to be offset against future income until the year 2019 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of EdNav (Note 4).

         The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and substantial losses.

NOTE 9:  RELATED PARTY TRANSACTIONS

         The Company was owed $3,406 and $3,406 at December 31, 1999 and December 31, 1998, respectively from a shareholder. The amount is payable on demand. The interest rate is 6% annually.

NOTE 10: POSTRETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (postretirement). Therefore, no provision is required under SFAS's 106 or 112.


                                                            Page 14 of 15
                          OMNICOMM SYSTEMS, INC.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (Continued)

NOTE 11: REVERSE MERGER

         On February 17, 1999 Omnicomm merged with Coral Development Corp. (Coral) in a reverse merger. In consideration of receiving all of the issued and outstanding shares of Omnicomm, Coral issued 940,000 restricted shares of common stock to the shareholders of Omnicomm. Coral had 403,000 shares issued and outstanding prior to the merger.

         The merger was accounted for as a reverse merger since Omnicomm is the continuing entity as a result of the recapitalization. Accordingly, a recapitalization occurred and no goodwill was recorded and the operating results of Coral have been included in the financial statements from the date of consummation of the merger. On this basis, the historical financial statements prior to February 17, 1999 represent the consolidated financial statements of Omnicomm. The historical shareholders' equity accounts of Omnicomm as of December 31, 1999 have been retroactively restated for all periods presented to reflect the issuance of the additional 940,000 shares. All share and per share amounts have been retroactively restated for all periods to include the equivalent number of shares received in the transaction.
































                                                   Page 15 of 15
Exhibit 4(c)
Certificate of Increase

CERTIFICATE OF INCREASE
OF
5% SERIES A CONVERTIBLE PREFERRED
OF
OMNICOMM SYSTEMS, INC., a Delaware corporation.

  The undersigned corporation
  DOES HEREBY CERTIFY:

FIRST: On July 19, 1999, the Board of Directors of OmniComm Systems, Inc. authorized the designation of a portion of it's preferred stock as 5% Series A Convertible Preferred (hereinafter the "Preferred Stock") consisting of 2,000,000 shares. Each share of Preferred Stock shall be convertible into shares of the common stock of OmniComm Systems, Inc. (hereinafter the "Common Stock") at $1.50 per share.

SECOND: The Board of Directors authorizes the designation of an additional 3,000,000 shares of the 5% Series
          A Convertible Preferred.


THIRD:    The total number of shares of the 5% Series A
          Convertible Preferred Stock authorized to be issued is 5,000,000 shares.

FOURTH: This amendment shall be effective on December 17, 1999.


Dated:  December 17, 1999.

                    OmniComm Systems, Inc.


               By: /s/Randy Smith
                    Randall Smith, as
                    Director


               By: /s/Peter S. Knezevich
                    Peter S. Knezevich, as
                    Director and Chief Executive
                    Officer






Exhibit 10(a)(ii)
Employment Contract



EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), dated as of November 1, 1999, between OmniComm
Systems, Inc., a Delaware corporation, (the "Company"), and Peter S. Knezevich (the "Executive").

WITNESSETH:

     WHEREAS, the Executive has experience in managing and representing a publicly traded company;

     WHEREAS, the parties acknowledge that the Executive's abilities and services are unique and essential to the prospects of the Company; and

     WHEREAS, in light of the foregoing, the Company desires to employ the Executive as its Chief
Executive Officer and the Executive desires to accept such employment.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Employment. The Company hereby employs the Executive and the Executive hereby accepts employment upon the terms and conditions hereinafter set forth.

     2. Term. This Agreement shall commence on the date hereof and shall terminate as of the earlier of:
               (a)  3 years from the date hereof;
               (b) the death or disability of the Executive. Disability shall mean the
Executive's inability, due to sickness or injury, to perform effectively his duties hereunder.
               (c) thirty (30) days after notice is given by the Company to the Executive after a material breach hereof; or
               (d) thirty (30) days after notice is given by the Executive to the Company after a material breach hereof by the Company.

The exercise of the Company's or the Executive's right to terminate this Agreement pursuant to clause (c) or (d) hereof, as the case may be, shall not abrogate the rights and remedies of the terminating party in respect of the breach giving rise to such termination.

     3. Salary. For all services rendered under this Agreement:

               (a) The Company shall pay the Executive a salary to be determined by the
Board of Directors of not less than $144,000 per annum.

               (b) During the term of his employment, the Executive shall be entitled to participate in employee benefit plans or programs of the Company, if any, to the extent the
Executive is eligible to participate thereunder.

     4. Duties. The Executive shall be employed as Chief Executive Officer of the Company and, subject to the direction of the Board of Directors and the Company's officers designated by the Board of Directors, shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Company in connection with the conduct of its business. If the Executive is elected or appointed a director or officer of the Company or any subsidiary thereof during the term of this Agreement, the Executive will serve in such capacity without further compensation.

     5. Extent of Services. The Executive shall devote his entire time, attention and energies to the business of the Company and shall not during the term of this Agreement be engaged, whether or not during normal business hours, in any other business or professional activity, whether or not such activity is pursued for gain, profit, or other pecuniary advantage.

     6. Disclosure of Information. The Executive recognizes and acknowledges that the Company's trade secrets and proprietary information and processes, as they may exist from time to time, are valuable, special and unique assets of the Company's business, access to and knowledge of which are essential to the performance of the Executive's duties hereunder.
The Executive will not, during or
after the term of his employment by the Company, in whole or in part, disclose such secrets, information or processes to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall the Executive make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company under any circumstances during or after the term of his employment, provided that after the term of his employment these restrictions shall not apply to such secrets, information and processes which are then in the public domain provided that the Executive was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without the Company's consent. The
Executive agrees to hold as the Company's property, all memoranda, books, papers, letters, formulas and other data, and all copies thereof and therefrom, in any way relating to the Company's business and affairs, whether made by him or otherwise coming into his possession, and on termination of his employment, or on demand of the Company, at any time, to deliver the same to the Company.

     7. Inventions. The Executive hereby sells, transfers and assigns to the Company or to any person, or entity designated by the Company, all of the entire right, title and interest of the
Executive in and to all inventions, ideas, disclosures and improvements, whether patented or unpatented, and copyrightable material, made or conceived by the Executive, solely or jointly, or in whole or in part, during the term hereof which (i) relate to methods, apparatus, designs, products, processes or devices sold, leased, used or under construction or development by the Company or any subsidiary, or (ii) otherwise relate to or pertain to the business, functions or operations of the
Company or any subsidiary, or (iii) arise wholly or partly from the efforts of the Executive during the term hereof. The Executive shall communicate promptly and disclose to the Company, in such form as the Company requests, all information, details and data pertaining to the aforementioned inventions, ideas, disclosures and improvements; and, whether during the term hereof or thereafter, the Executive shall execute and deliver to the Company such formal transfers and assignments and such other papers and documents as maybe required of the Executive at the Company's expense to permit the Company or any person or entity designated by the Company to file and prosecute the patent applications and, as to copyrightable material, to obtain copyright thereon. Any invention by the Executive within one (1) year following the termination of this Agreement shall be deemed to fall within the provisions of this paragraph unless proved by the Executive to have been first conceived and made following such termination.

     8. Covenant Not to Compete. (a) During the term hereof and, unless this Agreement is terminated pursuant to Section 2(d) hereof, for a period of one (1) year thereafter, the Executive shall not compete, directly or indirectly, with the Company, interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company and any customer, client, supplier, consultant, or employee of the Company and any customer, client, supplier, consultant or employee of the Company, including, without limitation, employing or being an investor (representing more than 5% equity interest) in, or officer, director, or consultant to, any person or entity which employs any former key or technical employee whose employment with the Company was terminated after the date which is one year prior to the date of termination of the Executive's employment therewith. An activity competitive with an activity engaged in by the Company shall mean performing services whether as an employee, officer, consultant, director, partner, or sole proprietor for any person or entity engaged in the business then engaged in by the Company, which services involve systems integration and development and marketing of an Internet based system to collect data (b) It is the desire and intent of the parties that the provisions of this Section 8 shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular portion of this Section 8 shall be adjudicated to be invalid or unenforceable, this Section 8 shall be deemed amended to delete therefrom the portion thus adjudicated to be invalid or unenforceable, such deletion to apply only with respect to the operation of this Section in the particular jurisdiction in which such adjudication is made. (c) Nothing in this
Section 8 shall reduce or abrogate the Executive's obligations during the term of this Agreement under
Sections 4 and 5 hereof.

     9. Remedies. If there is a breach or threatened breach of the provisions of Section 5, 6(b),
7 or 8 of this Agreement, the Company shall be entitled to an injunction restraining the Executive from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

     10. Assignment. This Agreement may not be assigned by any party hereto; provided that the
Company may assign this Agreement: (a) to an affiliate so long as such affiliate assumes the Company's obligations hereunder; provided that no such assignment shall discharge the Company of its obligations herein, or (b) in connection with a merger or consolidation involving the Company or a sale of substantially all its assets to the surviving corporation or purchaser as the case may be, so long as such assignee assumes the Company's obligations thereunder.

     11. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the Executive at his residence at 4150 Hardee
Rd., Miami, Fla. 33133, and to the Company at its address set forth above,
Attention: CEO or President.

     12. Waiver of Breach. A waiver by the Company or the Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     13. Entire Agreement. This instrument contains the entire agreement of the parties. It may be changed only by an agreement in writing signed by a party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     14. Governing Law. This Agreement shall be construed in accordance with the laws of the State of Florida. All questions with respect to the construction hereof and the rights and liabilities of the parties hereto shall be governed by the laws of the State of Florida. Any action or proceeding arising out of or relating hereto shall be brought in Dade County, State of Florida.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first hereinabove written.

OmniComm Systems, Inc.


By:____________________________
     Randall Smith
     Director


Executive


_______________________________
Peter S. Knezevich

                                 Exhibit 10(a)(iii)
Employment Contract


EMPLOYMENT AGREEMENT

     This Employment Agreement (the "Agreement"), dated as of April 30, 1999, between OmniComm
Systems, Inc., a Delaware corporation, (the "Company"), and Randy Smith (the "Executive").

WITNESSETH:
     WHEREAS, the Executive has expertise in managing a systems integration operation including designing, implementing, and configuring Intranets for Fortune 1000 companies;

     WHEREAS, the parties acknowledge that the Executive's abilities and services are unique and essential to the prospects of the Company; and

     WHEREAS, in light of the foregoing, the Company desires to employ the executive as its
President and the Executive desires to accept such employment.

     NOW, THEREFORE, the parties hereto agree as follows:

     1. Employment. The Company hereby employs the Executive and the Executive hereby accepts employment upon the terms and conditions hereinafter set forth.

     2. Term. This Agreement shall commence on the date hereof and shall terminate as of the earlier of:
               (a)  3 years from the date hereof;
               (b) the death or disability of the Executive. Disability shall mean the
Executive's inability, due to sickness or injury, to perform effectively his duties hereunder.
               (c) thirty (30) days after notice is given by the Company to the Executive after a material breach hereof; or
               (d) thirty (30) days after notice is given by the Executive to the Company after a material breach hereof by the Company.

The exercise of the Company's or the Executive's right to terminate this Agreement pursuant to clause (c) or (d) hereof, as the case may be, shall not abrogate the rights and remedies of the terminating party in respect of the breach giving rise to such termination.

     3. Salary. For all services rendered under this Agreement:

               (a) The Company shall pay the Executive a salary to be determined by the
Board of Directors of not less than $85,000 per annum and a bonus.
               (b) During the term of his employment, the Executive shall be entitled to participate in employee benefit plans or programs of the Company, if any, to the extent the
Executive is eligible to participate thereunder.

     4. Duties. The Executive shall be employed as President of the Company and, subject to the direction of the Board of Directors and the Company's officers designated by the Board of Directors, shall perform and discharge well and faithfully the duties which may be assigned to him from time to time by the Company in connection with the conduct of its business. If the Executive is elected or appointed a director or officer of the Company or any subsidiary thereof during the term of this Agreement, the Executive will serve in such capacity without further compensation.

     5. Extent of Services. The Executive shall devote his entire time, attention and energies to the business of the Company and shall not during the term of this Agreement be engaged, whether or not during normal business hours, in any other business or professional activity, whether or not such activity is pursued for gain, profit, or other pecuniary advantage.

     6. Disclosure of Information. The Executive recognizes and acknowledges that the Company's trade secrets and proprietary information and processes, as they may exist from time to time, are valuable, special and unique assets of the Company's business, access to and knowledge of which are essential to the performance of the Executive's duties hereunder. The Executive will not, during or after the term of his employment by the Company, in whole or in part, disclose such secrets, information or processes to any person, firm, corporation, association or other entity for any reason or purpose whatsoever, nor shall the Executive make use of any such property for his own purposes or for the benefit of any person, firm, corporation or other entity except the Company under any circumstances during or after the term of his employment, provided that after the term of his employment these restrictions shall not apply to such secrets, information and processes which are then in the public domain provided that the Executive was not responsible, directly or indirectly, for such secrets, information or processes entering the public domain without the Company's consent. The
Executive agrees to hold as the Company's property, all memoranda, books, papers, letters, formulas and other data, and all copies thereof and therefrom, in any way relating to the Company's business and affairs, whether made by him or otherwise coming into his possession, and on termination of his employment, or on demand of the Company, at any time, to deliver the same to the Company.

     7. Inventions. The Executive hereby sells, transfers and assigns to the Company or to any person, or entity designated by the Company, all of the entire right, title and interest of the
Executive in and to all inventions, ideas, disclosures and improvements, whether patented or unpatented, and copyrightable material, made or conceived by the Executive, solely or jointly, or in whole or in part, during the term hereof which (i) relate to methods, apparatus, designs, products, processes or devices sold, leased, used or under construction or development by the Company or any subsidiary, or (ii) otherwise relate to or pertain to the business, functions or operations of the
Company or any subsidiary, or (iii) arise wholly or partly from the efforts of the Executive during the term hereof. The Executive shall communicate promptly and disclose to the Company, in such form as the Company requests, all information, details and data pertaining to the aforementioned inventions, ideas, disclosures and improvements; and, whether during the term hereof or thereafter, the Executive shall execute and deliver to the Company such formal transfers and assignments and such other papers and documents as maybe required of the Executive at the Company's expense to permit the Company or any person or entity designated by the Company to file and prosecute the patent applications and, as to copyrightable material, to obtain copyright thereon. Any invention by the Executive within one (1) year following the termination of this Agreement shall be deemed to fall within the provisions of this paragraph unless proved by the Executive to have been first conceived and made following such termination.

     8. Covenant Not to Compete. (a) During the term hereof and, unless this Agreement is terminated pursuant to Section 2(d) hereof, for a period of one (1) year thereafter, the Executive shall not compete, directly or indirectly, with the Company, interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company and any customer, client, supplier, consultant, or employee of the Company and any customer, client, supplier, consultant or employee of the Company, including, without limitation, employing or being an investor (representing more than 5% equity interest) in, or officer, director, or consultant to, any person or entity which employs any former key or technical employee whose employment with the Company was terminated after the date which is one year prior to the date of termination of the Executive's employment therewith. An activity competitive with an activity engaged in by the Company shall mean performing services whether as an employee, officer, consultant, director, partner, or sole proprietor for any person or entity engaged in the business then engaged in by the Company, which services involve systems integration and development and marketing of an Internet based system to collect data (b) It is the desire and intent of the parties that the provisions of this Section 8 shall be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular portion of this Section 8 shall be adjudicated to be invalid or unenforceable, this Section 8 shall be deemed amended to delete therefrom the portion thus adjudicated to be invalid or unenforceable, such deletion to apply only with respect to the operation of this Section in the particular jurisdiction in which such adjudication is made. (c) Nothing in this
Section 8 shall reduce or abrogate the Executive's obligations during the term of this Agreement under
Sections 4 and 5 hereof.

     9. Remedies. If there is a breach or threatened breach of the provisions of Section 5, 6(b),
7 or 8 of this Agreement, the Company shall be entitled to an injunction restraining the Executive from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach.

     10. Assignment. This Agreement may not be assigned by any party hereto; provided that the
Company may assign this Agreement: (a) to an affiliate so long as such affiliate assumes the Company's obligations hereunder; provided that no such assignment shall discharge the Company of its obligations herein, or (b) in connection with a merger or consolidation involving the Company or a sale of substantially all its assets to the surviving corporation or purchaser as the case may be, so long as such assignee assumes the Company's obligations thereunder.

     11. Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and sent by registered mail to the Executive at his residence at 214 N. Park
Ave., Batesville, IN 47006, and to the Company at its address set forth above,
Attention: Peter S.
Knezevich.

     12. Waiver of Breach. A waiver by the Company or the Executive of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     13. Entire Agreement. This instrument contains the entire agreement of the parties. It may be changed only by an agreement in writing signed by a party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     14. Governing Law. This Agreement shall be construed in accordance with the laws of the State of Florida. All questions with respect to the construction hereof and the rights and liabilities of the parties hereto shall be governed by the laws of the State of Florida. Any action or proceeding arising out of or relating hereto shall be brought in Dade County, State of Florida.




     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first hereinabove written.

OmniComm Systems, Inc.


By:____________________________
     Peter S. Knezevich
     Chief Executive Officer


Executive


_______________________________
Randy Smith