Form 10QSB
period 2000-03-31
OMNICOMM SYSTEMS INC
filed 2000-05-19
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended:
March 31, 2000

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____to______

Commission file number: 0-25203

                          OMNICOMM SYSTEMS, INC.
              (Name of small business issuer in its charter)

                Delaware                                  11-3349762
        (State of incorporation)                  (IRS employer Ident. No.)

3250 Mary Street, #402, Miami, FL                          33133
     (Address of principal office)                      (Zip Code)

Registrant's telephone number: (305) 448-4700

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No___

        The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2000: 4,544,066 common stock
$.001 par value.  4,263,500 5% Series A Convertible Preferred
Stock, $0.00 par.



OMNICOMM SYSTEMS, INC.

Part I - Financial Information
Page

Consolidated Balance Sheet -
        March 31, 2000 and December 31, 1999

Consolidated Statements of Shareholders' Equity -
        January 1, 1999 to March 31, 2000

Consolidated Statements of Operations -
Three months ended March 31, 2000 and 1999

Consolidated Statement of Cash Flows -
        Three months ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results

Part II - Other Information

Item 1.         Legal Proceedings

Item 2.         Changes in Securities

Item 3.         Defaults Upon Senior Securities

Item 4.         Submission of Matters To a Vote of
                Security Holders

Item 5.          Other Information

Item 6,         Exhibits and Reports on Form 8-K

Signature Page
























OMNICOMM SYSTEMS, INC.

FINANCIAL STATEMENTS

MARCH 31, 2000









































INDEX

Page

Consolidated Balance Sheets

Consolidated Statements of Shareholders'
        Equity (Deficit)

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Financial Statements
































OMNICOMM SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS

ASSETS
                                March 31,2000          December 31, 1999
                                  (Unaudited)
CURRENT ASSETS
        Cash                   $    49,509             $  1,127,263
        Accounts receivable          8,034                    8,458
        Inventory                    6,169                   10,166
        Due from placement agent       -0-                      -0-
        Prepaid expenses            57,260                      -0-
             Total current assets  120,972                1,145,887

Property and equipment, net        459,177                 353,183

OTHER ASSETS
        Equity investment in
           Medical Networks EMN    335,00                      -0-
        Shareholder loans           3,406                    3,406
        Intangible assets, net    141,311                  169,629
        Goodwill, net             198,194                  237,832
        Other assets               26,960                   26,960

TOTAL ASSETS             $      1,285,020           $    1,936,897

LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES
        Accounts payable
        and accrued expenses  $   313,672         $        284,381
        Notes payable-current     177,500                  177,500
        Sales tax payable           1,177                    1,818
        Due to factoring agent        -0-                      -0-
        Total current liabilities 492,349                  463,799

Notes payable - long term             -0-                      -0-
Convertible notes                 862,500                  862,500

TOTAL LIABILITIES               1,354,849                1,326,299

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
       Preferred stock-10,000,000 shares authorized,
       4,263,500 and 4,117,500 issued and
       outstanding,
       respectively at par      3,812,093                3,872,843
       Common Stock -20,000,000 shares authorized,
       4,544,066 and 3,344,066 issued and  outstanding,
       respectively,
       at $.001 par value           4,544                    3,344
       Additional paid in capital 241,840                  238,007
       Retained earnings
         (deficit)             (4,127,353)             (2,652,644)
       Stock subscriptions
         receivable                  (952)               (850,952)

        TOTAL SHAREHOLDERS'S
          EQUITY(DEFICIT)         (69,829)                610,598


        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY (DEFICIT)   $  1,285,019            $  1,936,897




The accompanying notes are an integral part of these financial statements.


OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   For the three months ended
                                                              March 31
                                                          2000         1999
Revenue-sales, net                                $      24,978    $  528,722

Cost of sales                                            35,120       225,291

Gross margin (loss)                                     (10,142)      303,431

Other expenses
        Salaries, benefits and related taxes            572,933       102,935
        Rent                                             60,932        15,373
        Consulting-medical advisory                      42,000           -0-
        Consulting-marketing/sales                       48,000        50,547
        Consulting-product development                   28,435           -0-
        Legal and professional fees                     109,248        37,966
        Travel                                          169,718        30,102
        Telephone and internet                           64,034         3,588
        Factoring fees                                      -0-         3,868
        Selling, general and administrative             210,173        32,601
        Interest expense, net                            17,023         8,831
        Depreciation and amortization                    92,616        69,228
Total other expenses                                  1,415,113       355,039

(Loss) before taxes and preferred dividends          (1,425,255)      (51,608)

Income tax expense (benefit)                               -0-           -0-

Preferred stock dividends                               (49,545)         -0-

Net (loss)                                    $      (1,474,709)  $   (51,608)

Net (loss) per share                               $     (0.35)    $   (0.04)

Weighted average number of
Shares outstanding                                    4,214,396      1,459,667


The accompanying notes are an integral part of these financial statements.


OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   For the three months ended
                                                             March 31
                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                      $   (1,474,709)    $ (51,608)
Adjustment to reconcile net loss to net cash
        Provided by (used in) operating activities
        Depreciation and amortization                   92,616        69,228
        Changes in operating assests and liabilities, net of
                Effects of acquisition of Education
                Navigator, Inc. (EdNav)
                Accounts receivable                        424       (58,924)
                Inventory                                3,997       (24,466)
                Due from placement agent                   -0-      (293,625)
                Prepaid expenses                       (57,260)          -0-
                Other assets                               -0-         7,500
                Accounts payable and accrued expenses   29,191      (103,725)
                Sales tax payable                         (641)      (33,822)
                Due to factoring agent                     -0-        38,376
Net cash provided by (used in) operating activities (1,406,382)     (451,066)

CASH FLOWS FROM INVESTING ACTIVITIES
        Equity investment in European Medical Networks(335,000)         -0-
        Purchase of WebIPA                               5,033          -0-
        Purchase of property and equipment            (130,654)         -0-
Net cash provided by (used in) investing activities   (460,621)         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from convertible notes                -0-      666,750
        Proceeds from the issuance of Preferred stock,
        Net of issuance costs                          789,250          -0-
        Payments on notes payable                          -0-     (130,000)
Net cash provided by financing activities              789,250      536,750

Net increase (decrease) in cash and cash equivalents(1,077,753)      85,684
Cash and cash equivalents at beginning of period     1,127,263       44,373

Cash and cash equivalents at end of period         $    49,509   $  130,057

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
             Income taxes                          $        0    $       0
             Interest                              $   44,728    $   1,532




Non Cash Investing and Financing Transactions,  March 31, 2000
        Acquisition of all of the outstanding common
        Stock of WebIPA, Inc. during the quarter
        Ended March 31, 2000
                Assets acquired, fair value       $       5,033
                Cash acquired                             5,033
                Net cash paid for acquisition     $         -0-



The accompanying notes are an integral part of these financial statements.



OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD JANUARY 1, 1999 TO MARCH 31, 2000

                                               5% Series A Convertible                       Total
                  Common Stock     Additional  Preferred Stock        Retained               Shareholders
                   Number   $0.001 Paid in     Number                 Earnings  Subscription Equity
                   Of Shares Value Capital     of Shares   $0.00 Par  (Deficit) Receivable  (Deficit)
Balance as
January 1, 1999  1,343,000   $1,343$132,213         -                 $(311,407) $(952)      $(178,803)

Issuance of
Common Stock       250,000      250                                                                250

Issuance of Common
Stock for Services  84,400       86  56,050                                                     56,145

Issuance of Common
Stock              300,000      300   2,700                                                      3,000

Issuance of Common
Stock for Services  68,000       68  44,132                                                     44,200

Issuance of
Common Stock     1,296,666    1,297   2,903                                                      4,200

Issuance of
Preferred Stock, net
Of $134,590
Issuance Costs                                 4,117,500      3,872,843           (850,000)    3,022,843

Net Loss for the
Year Ended
December 31, 1999                                                      (2,341,237)            (2,341,237)


Balances at
December 31, 1999  3,344,066   3,344  238,007  4,117,500      3,872,843(2,652,644)(850,952)      610,598

Receipt of
Subscription
Receivable                                                                         850,000       850,000

Acquisition of
WebIPA, Inc.       1,200,000   1,200   3,833                                                       5,033

Issuance of
Preferred Stock                                 146,000        146,000                           146,000
Issuance costs                                                (206,750)                         (206,750)

Net (Loss) for the
Quarter Ended
March 31, 2000                                                         (1,474,709)             (1,474,709)

Balance at
March 31, 2000     4,544,066 $ 4,544 $241,840  4,263,500   $3,812,093  $(4,127,353)$ (952)      $(69,828)



The accompanying notes are an integral part of these financial statements.







NOTE 1:          ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (the Company) was originally incorporated in Florida in February 1997. The Company provides internet based database applications that integrate significant components of the clinical trial process, including the collection, compilation and validation of data over the internet. The Company's primary products include TrialMaster(tm) and WebIPA.

NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

CONSOLIDATION

The Company's accounts include those of its two wholly owned subsidiaries Omnicommerce and OmniTrial B.V. All significant intercompany transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

EARNINGS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per shared calculation is very similar to the previously fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 4,214,396 and 1,459,667 at March 31, 2000 and 1999 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,825,072 shares of common stock at prices ranging from $.25 to $3.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock is anti-dilutive.

5% SERIES A CONVERTIBLE PREFERRED STOCK

During the year ended December 31, 1999, the Company designated 5,000,000 shares of its 10,000,000 authorized preferred shares as 5% Series A Convertible Preferred Stock. Each shares is convertible into common stock at $1.50 per shares. In the event of liquidation, these shareholders will be entitled to receive in preference to the holders of common stock an amount equal to their original purchase price plus all accrued but unpaid dividends. Dividends are payable at the rate of 5% per annum, payable semi-annually.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense for the quarters ended March 31, 2000 and 1999 was $82,733 and $1,254, respectively.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

                                                March 31, 2000
                                                          Accumulated
                                          Cost            Amortization
Covenant not to compete               $120,000               $ 105,000
Software development costs              87,500                  51,042
Organization costs                         539                     405
Debt acquisition costs                 119,625                  29,906
                                      $327,664               $ 186,353


                                                December 31, 1999
                                                          Accumulated
                                          Cost            Amortization
Covenant not to compete                $120,000             $   90,000
Software development costs               87,500                 43,750
Organization costs                          539                    360
Debt acquisition costs                  119,625                 23,925
                                       $327,664              $ 158,035

        The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three-year period, as that is the expected life of the various products.

During the first nine months of 1999, the Company issued
Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years.

Included in Goodwill, as a result of the EdNav acquisition at March 31, 2000 and December 1999 is the cost of $475,665 and accumulated amortization of $277,471 and $237,833 respectively. The goodwill is being amortized ratably over a period of three years.



PROPERTY AND EQUIPMENT, AT COST

        Property and equipment consists of the following:

                                 March 31, 2000             December 31, 1999
                                           Accumulated            Accumulated
                               Cost       Depreciation    Cost    Depreciation
        Computer and
        Office equipment      $337,303        $78,335    $195,340     $30,146
        Computer software      182,823         11,067     167,220       1,034
        Office furniture        31,159          2,704      23,070       1,267
                              $551,284        $92,106    $385,630     $32,447

Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and furniture and 3 years for software.

Depreciation expense for the three months ended March 31, 2000 and 1999 was $24,660 and $1,840 respectively.

REVENUE RECOGNITION POLICY

The Company recognized sales, for both financial statement and tax purposes, when its products are shipped and when services are provided.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

NOTE 3:          OPERATIONS AND LIQUIDITY

The Company has incurred substantial losses in 1999 and 2000. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and issuance of debt. The inability of the company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2000, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2000.

NOTE 4:          ACQUISITION

                 WebIPA, Inc. Acquisition

On February 9, 2000, the Company acquired WebIPA, Inc., a Florida corporation pursuant to an Agreement and Plan of Acquisition dated Januray 26, 2000. In consideration of receiving all of the issued and outstanding shares of WebIPA Inc., OmniComm issued 1,200,000 restricted shares of common stock to the shareholders of WebIPA Inc.

NOTE 5:          EQUITY INVESTMENT

European Medical Network (EMN) Investment

On March 20, 2000 the Company purchased a 25% interest in Medical Network AG EMN, a Swiss company. The purchase price for 25% of the current stock equity of EMN is $838,500 to be paid as follows:
Cash: US$645,000 paid as follows: March 20, 2000 - US$335,000,
April 20, 2000 - US$310,000; Stock: 41,883 shares of restricted common stock of the Company. Pursuant to the terms of the stock purchase agreement the shareholders of EMN entered into a shareholders agreement that provides for the Company having one board seat and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.






NOTE 6:          NOTES PAYBLE

At March 31, 2000 the Company owed $177,500 to the selling
stockholders of Education Navigator.  The notes are payable over
two years and bear interest at 5.51% annually.   The amount
payable during fiscal 2000 is $177,500.

NOTE 7:          CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights.

NOTE 8:          COMMIMENTS AND CONTINGENCIES

The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                 2000     $150,327
                 2001      142,735
                 2002      153,547
                 2003      111,465
                 2004       95,964
            Total         $654,038

In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 9:          RELATED PARTY TRANSACTIONS

The Company was owed $3,406 and $3,406 at March 31, 2000 and
December 31, 1999, respectively, from a shareholder.  The amount
is payable on demand.   The interest rate is 6% annually.

NOTE 10:         POSTRETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 11:         INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period from January 1, 2000 to March 31, 2000 and January 1, 1999 to March 31, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

In addition to historical information, this Quarterly Report contains "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue profitability levels of such businesses, and other matters contained in this Quarterly Report regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Quarterly Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, we or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially should not regard the inclusion of projections and other forward-looking statements as a representation. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Results of Operation

Revenues:

Total revenues decreased to $24,978 from $528,722 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue is attributed to the Company changing its focus away from computer systems integration to the development and marketing of internet based database products.

All of the Company's revenue for both periods presented is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster(tm) or WebIPA internet based systems.

Operating Expenses:

Total operating expenses decreased to $208,792 from $307,218 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The decrease in operating expenses is attributed to the Company's decision to redeploy its resources on the development and marketing of the TrialMaster(tm) Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in strategic focus and therefore a corresponding decrease in cost of goods sold.

Salaries and Wages. Salaries and wages increased to $572,933 from $102,935 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The Company currently has twenty-three employees compared to eight for the comparable period in fiscal 1999. All of the Company's employees are currently directly involved in the development, marketing, and implementation of the TrialMaster(tm) and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses increased to $550,071 from $104,257 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses is attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster(tm) and WebIPA systems. The Company experienced increases in its legal and professional fees, travel and general and administrative expenses in connection with its decision to implement its Internet strategy.

Independent Consultants. Independent consulting expenses increased to $118,435 from $50,547 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The increase is attributed to the development and marketing of the TrialMaster(tm) system. The Company has retained the services of independent programmers to assist in finalizing certain software issues related to the application. In addition, the Company has retained the services of consultants to assist in developing marketing strategies for the marketing and sales of the
TrialMaster(tm) system and WebIPA systems.   The Company has
established a medical advisory board and the members are paid a monthly retainer of $1,000 per month.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $49,510 from $1,127,263 in the first three months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first fiscal quarter, the Company's investment in European Medical networks of $335,000, the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock.

The Company generated a loss of $1,474,709 from operations in the first three months of fiscal year 2000 compared to a loss of $51,608 for the corresponding period in 1999. The losses can be primarily attributed to the increased expenses associated with the development and marketing of the TrialMaster(tm) and WebIPA systems. The Company has incurred increased expenses in salaries and wages, consulting fees, travel and professional fees in connection with developing and marketing the Company's internet based products.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of TrialMaster(tm) and WebIPA systems. Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2000. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.



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

        Amount: $400,000 Minimum/$750,000 Maximum, All or none, Best
Efforts.

        Offering:        16 Units Minimum/30 Units Maximum. Each Unit
consists of a five (5) year convertible note in the principal amount of $25,000, bearing 10% annual interest, payable semi-annually with the principal convertible into shares of common stock, $.001 par value, of the Company ("Common Stock" or "Shares") at $1.25 per Share, subject to customary anti-dilution provisions. The Convertible Notes may be called in whole or in part at a premium of 102% of par into shares at the conversion price, as may be adjusted, in the event the Company's Common Stock publicly trades on a recognized exchange, NASDAQ or OTC Bulletin Board, for a period of 20 consecutive trading days at a bid price per share of $3.50 or greater, and provided the Shares underlying the Convertible Note have been registered and may be sold without restriction by the holders thereof.

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

        Registration Rights: Demand (so long as 50% of the aggregate amount of the total offering files notices) and Piggy-Back registration rights (subjectto underwriter's cut-back).

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

        27.1 Financial Data Schedule

(b) Reports on Form 8-K

On March 6, 2000 the company filed a current report on Form 8-K dated March 6, 2000 reporting items 1,2,5,6 and 7 in connection with its preliminary agreement to acquire 25% of the current stock equity of Medical Network EMN Ltd. for cash and restricted common stock of Omnicomm.

On February 9, 2000 the company filed a current report on Form 8-K dated February 9, 2000 reporting items 1,2,5,6 and 7 in connection with its acquisition WebIPA, Inc. pursuant to an Agreement and Plan of Acquisition dated January 26, 2000.









SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNICOMM SYSTEMS, INC.

        Registrant
Date:            May 19, 2000

_________________________
Peter S. Knezevich
Chief Executive Officer



________________________
Ronald T. Linares
Vice President and
Chief Accounting Officer