Form 10KSB/A
period 1999-12-31
OMNICOMM SYSTEMS INC
filed 2000-08-10
CIK 1034592

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

[Mark One]
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________to_____________

                         Commission file number: 0-25203

                             OmniComm Systems, Inc.
                             ----------------------
                 (Name of small business issuer in its charter)

            Delaware                                        11-3349762
            --------                                        ----------
   (State of incorporation)                          (IRS employer Ident. No.)

         3250 Mary Street, Suite 402, Miami, FL     33133
         ---------------------------------------    -----
         (Address of principal office)            (Zip Code)

                    Issuer's telephone number: (305) 448-4700

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                               Common Stock, $.001
                               -------------------
                                (Title of class)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No_____.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Peter S. Knezevich, 43, Chief Executive Officer and Director. Mr. Knezevich served as a Director of the Company from 1998 until his resignation on August 1, 2000. From 1998 until May 29, 2000 Mr. Knezevich was an officer of OmniComm Systems, Inc. From 1995 until 1997 Mr. Knezevich was Vice President and General Counsel for Imaging Diagnostic Systems, Inc.

Randall G. Smith, 42, Chief Technical Officer, Chairman of the Board and Director. Mr. Smith has been a Director of the Company since 1997 and shall serve until the next annual meeting. From 1997 until the August 1, 2000 Mr. Smith was President of the Company he is still an officer and director of OmniComm Systems, Inc. From December 1995 to May 1997 Mr. Smith was Director of Operations for Global Communications Group.

Clifton Middleton, 52, Executive Vice President. Mr. Middleton is the Executive Vice President responsible for Internet Applications. He has served in this capacity since June of 1998. From 1993 to June of 1998 Mr. Middleton was President of Education Navigator, Inc.

Cornelis F. Wit, 54, Director. Mr. Wit has been a Director of the Company since 1999 and shall serve until the next annual meeting. Mr. Wit became interim Chief Executive Officer of the Company on May 29, 2000 and served in that capacity until August 2, 2000. Mr. Wit is President of Corporate Finance of Noesis Capital Corp., an international banking and money management firm. Mr. Wit was formerly President and CEO of DMV Inc., the North American subsidiary of Campina Melkunie.

Guus van Kesteren, 59, Director. Mr. Van Kesteren has been a Director of the Company since 1999 and shall serve until the next annual meeting. Mr. Van Kesteren is a consultant to Noesis Capital Corp., an international banking and money management firm. Mr. van Kesteren was formerly Vice President of Janssen Pharmaceuticals, a subsidiary of Johnson & Johnson, responsible for the pharmaceutical business in South East Asia, Australia, and New Zealand.

Jan Vandamme, 40, Director. Mr. Vandamme has been a Director of the Company since 1999 and shall serve until the next annual meeting. Mr Vandamme is CEO of Profrigo SA, an 110-year old investment company which invests primarily in internet and communication technology companies in both Europe and the US. Prior to his involvement in Profrigo SA, Mr. Vandamme was the founder of United Callers, one of Europe's first Internet Access and Service Provider companies.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires our officers and directors, and persons who own more than 10% of the registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during our fiscal year ended December 31, 1999, all filing requirements applicable to our officers and directors and greater than 10% beneficial owners were complied with, except that (1) Mr. Knezevich unknowingly failed to timely file a Form 4 for a transaction in June 1999 and November 1999, but has since filed a Form 5 covering these transactions;(2) Mr. Smith unknowingly failed to timely file a Form 4 for a transaction in June 1999 and November 1999, but has since filed a Form 5 covering these transactions; and, (3) Mr. Middleton unknowingly failed to timely file a Form 4 for a transaction in June 1999 and November 1999, but has since filed a Form 5 covering these transactions .

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                    Long Term
             Annual                 Compensan-
                                     tion
                                     Awards                   Payouts
Name                                           Securities               All
And                         Other  Restricted  Underlying              Other
Principal            Bonus Annual   Stock     Options/SARs  LTIPPayouts Comp
Position Year Salary($)($) Comp($) Award(s)($)    (#)          ($)       ($)
  (a)     (b)  (c)     (d)   (e)      (f)         (g)          (h)       (i)
Peter S.
Knezevich                                        897,568/
CEO/Dir   1999 $84,278      $11,155              897,568
          1998 $29,000

Randall G.
Smith                                            732,107/
Pres/Dir  1999 $84,278      $6,205               732,107
          1998 $29,000

Clifton
Middleton                                        534,113/
Exec.VP   1999 $91,358      $6,237               534,113
          1998 $85,000

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                      Percent of
                                         Total
                                     Options/SARs
             Number of Securities     Granted to      Exercise of
                 Underlying          Employees In     Base Price   Expiration
Name         Options/SARs Granted     Fiscal Year       ($/Sh)       Date
 (a)            (#)         (b)            (c)           (d)           (e)

Peter S.
Knezevich   397,568/397,568                             $.25         6/14/04
            500,000/500,000                             $1.50        11/1/01

Randall G.
Smith       397,568/397,568                             $.25         6/14/04
            334,539/334,529                             $1.50        11/1/01

Clifton
Middleton   96,652/96,652                               $.25         6/25/04
            250,000/250,000                             $1.50        11/1/01


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
                               (Individual Grants)

                                          Number of
                                         Unexercised
                                          Securities
                Shares                   Underlying     Value of Unexercised
              Acquired                  Options/SARs At     In-The-Money
                 On                       FY-End (#)    Options/SARs At-FY-End
              Exercise  Value Realized  Exercisable/       ($)Exercisable
Name            (#)         ($)        Unexercisable        Unexercisable
(a)             (b)         (c)            (d)                   (e)

Peter S.Knezevich                      397,568/397,568      $1,391,488/0
                                       500,000/500,000      0/$1,125,000

Randall G. Smith                       397,568/397,568      $1,391,488/0
                                       334,539/334,539      0/$752,713

Clifton Middleton                      96,652/96,652        $338,282/0
                                       250,000/250,000      0/$562,500

ITEM 11. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2000, with respect to (i) each person know to us to be the beneficial owner of more than 5% of our common stock, (ii) each director, (iii) each executive officer named in the summary Compensation Table, and (iv) all of our directors and officers as a group:

Name and Address(1)                 # of Shares(2)            % of Class
-------------------                 --------------            ----------
Randall G. Smith(3)                 811,929                   24.28%

Peter S. Knezevich(4)               647,108                   19.35%

Clifton Middleton(5)                197,388                    5.90%

Cornelis F. Wit                           0                       0%

Guus van Kesteren                         0                       0%

Jan Vandamme                              0                       0%

Hugh McCallum(6)                    194,626                    5.82%

Profrigo SA NV(7)                   400,000                   11.96%

Noesis NV                           300,000                    8.97%

Water Oak Int. NV                   295,666                    8.84%

Everest Investment(8)               416,667                   12.46%

All directors and
Officers as a group
(6 people) (9)                    1,656,425                   49.53%

-------------------------------------------------------------------------------

(1) The address for each person, unless otherwise noted, is 3250 Mary Street, Suite 402, Miami, Florida 33133.
(2) In accordance with Rule 13d-3 of the Exchange Act, shares that are not outstanding, but that are subject to options, warrants, rights or conversion privileges exercisable within 60 days from March 29, 2000.
(3) Includes 421,461 shares held of record, and 390,648 shares issuable upon the exercise of currently exercisable stock options.
(4) Includes 256,640 shares held of record, and 390,648 shares issuable upon the exercise of currently exercisable stock options.
(5) Includes 102,461 shares held of record, and 94,927 shares issuable upon the exercise of currently exercisable stock options.
(6) Includes 102,461 shares held of record, and 92,165 shares issuable upon the exercise of currently exercisable stock options.
(7) Represents the number of shares issuable upon conversion of the Series A Convertible Preferred Shares.

(8) Includes 266,667 shares issuable upon conversion of the Series A Convertible Preferred Shares.
(9)      See Notes 3 through 5 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 16, 1999, the Company entered into a consulting agreement ("Agreement") with Guus van Kesteren and Cornelis F. Wit both of whom are directors of the Company. The Agreement provides for compensation to be paid to van Kesteren and Wit in the event sales leads or contacts developed by van Kesteren and Wit result in sales of the Company's TrialMaster(TM) system.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10 (g) Consulting Agreement dated December 16, 2000 by and between OmniComm Systems, Inc. and Cornelis F. Wit and Guus van Kesteren

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, OmniComm Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

         By:      /s/Randall G. Smith
                  -------------------
                  Randall G. Smith
                  Chairman and President (Through August 1, 2000) and Chief Technical Officer
                  Date: August 8, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

         By:      /s/ Randall G. Smith
                  ---------------------------
                  Randall G. Smith
                  Chairman and President (Through August 1, 2000) and Chief Technical Officer
                  Date: August 8, 2000

         By:      /s/ Guus van Kesteren
                  ---------------------------
                  Guus van Kesteren
                  Director
                  Date: August 8, 2000

         By:      /s/ Cornelis F. Wit
                  ---------------------------
                  Cornelis F. Wit
                  Director
                  Dated: August 8, 2000

         By:      /s/ Jan Vandamme
                  ---------------------------
                  Jan Vandamme
                  Director
                  Date: August 8, 2000

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10 (g) Consulting Agreement dated December 16, 2000 by and between OmniComm Systems, Inc. and Cornelis F. Wit and Guus van Kesteren