Form 10QSB
period 2000-06-30
OMNICOMM SYSTEMS INC
filed 2000-08-18
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

         Commission file number:  0-25203
                                  -------

                             OMNICOMM SYSTEMS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

                  Delaware                      11-3349762
                  --------                      ----------
          (State of incorporation)       (IRS employer Ident. No.)

         3250 Mary Street, #402, Miami, FL                 33133
         ----------------------------------                -----
           (Address of principal office)                 (Zip Code)

         Registrant's telephone number: (305) 448-4700

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000: 6,411,885 common stock $.001 par value.

                             OMNICOMM SYSTEMS, INC.

Part I - Financial Information                                             Page
                                                                           ----
Item 1.
Consolidated Balance Sheet -
         June 30, 2000 and December 31, 1999                                1

Consolidated Statements of Shareholders' Equity -
         January 1, 1999 to June 30, 2000                                   2-4

Consolidated Statements of Operations -
         Three and six months ended June 30, 2000 and 1999                  5

Consolidated Statement of Cash Flows -
         Six months ended June 30, 2000 and 1999                            6-7

Notes to Financial Statements                                               8-13


Items 2.
Managements' Discussion and Analysis of
Financial Condition and Results                                            13-15

Part II - Other Information                                                15

Item 1.   Legal Proceedings:                                               15

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters To a Vote of
          Security Holders: None

Item 5.   Other Information                                                15-16

Item 6.   Exhibits and Reports on Form 8-K                                 16


Signatures                                                                 16

                                OMNICOMM SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                          June 30,      December 31,
                                                            2000           1999
                                                         (Unaudited)
                                                         ---------------------------
CURRENT ASSETS
   Cash                                                  $   214,602     $ 1,127,263
   Accounts receivable                                        35,759           8,458
   Inventory                                                   5,046          10,166
   Prepaid expenses                                           22,260               0
                                                         -----------     -----------
      Total current assets                                   277,667       1,145,887
                                                         -----------     -----------
Property and equipment, net                                  564,667         353,183
                                                         -----------     -----------
OTHER ASSETS
   Equity investment in Medical Networks EMN                 335,000               0
   Shareholder loans                                               0           3,406
   Intangible assets, net                                    119,256         169,629
   Goodwill, net                                             158,555         237,832
   Other assets                                               40,852          26,960
                                                         -----------     -----------
TOTAL ASSETS                                             $ 1,495,997     $ 1,936,897
                                                         ===========     ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $ 1,403,024     $   284,481
   Notes payable - current                                   707,500         177,500
   Sales tax payable                                             331           1,818
                                                         -----------     -----------
      Total current liabilities                            2,110,855         463,799
                                                         -----------     -----------
Notes payable - long term                                          0               0
Convertible notes                                            462,500         862,500
                                                         -----------     -----------
TOTAL LIABILITIES                                          2,573,355       1,326,299
                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - 10,000,000 shares authorized,
      4,263,500 and 4,117,500 issued and                   3,812,093       3,872,843
      outstanding, respectively at par
   Common Stock - 20,000,000 shares authorized,
      6,411,885 and 3,344,066 issued and outstanding,
      respectively, at $.001 par value                         6,433           3,344
   Additional paid in capital                              1,441,547         238,007
   Retained earnings (deficit)                            (6,043,167)     (2,652,644)
   Treasury stock                                           (293,312)              0
   Stock subscriptions receivable                               (952)       (850,952)
                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                                (1,077,358)        610,598
                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                                      $ 1,495,997     $ 1,936,897
                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 2000

                                                         5% Series A Convertible                                          Total
                         Common Stock         Additional     Preferred Stock       Retained                            Shareholders'
                      Number      $ 0.001      Paid In      Number                 Earnings   Subscription  Treasury      Equity
                    of Shares      Value       Capital    of Shares  $0.001 Par    (Deficit)   Receivable     Stock      (Deficit)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
January 1, 1998      1,002,250  $     1,002  $         0          0  $         0  $   (16,040)  $    (815)  $       0   $   (15,853)

Issuance of
common stock           199,750          200                                                          (137)                       63

Acquisition of
Education
Navigator, Inc.        141,000          141      132,213                                                                    132,354

Net (loss) for
year ended
December 31, 1998                                                                    (295,367)                             (295,367)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Balances at
December 31, 1998    1,343,000        1,343      132,213          0            0     (311,407)       (952)          0      (178,803)

Issuance of
common stock           250,000          250                                                                                     250

Issuance of common
stock for services      86,400           86       56,059                                                                     56,145

Issuance of
common stock           300,000          300        2,700                                                                      3,000

Issuance of common
stock for services      68,000           68       44,132                                                                     44,200

   The accompanying notes are an integral part of these financial statements.

                                                         5% Series A Convertible                                          Total
                         Common Stock         Additional     Preferred Stock       Retained                            Shareholders'
                      Number      $ 0.001      Paid In      Number                 Earnings   Subscription  Treasury      Equity
                    of Shares      Value       Capital    of Shares  $0.001 Par    (Deficit)   Receivable     Stock      (Deficit)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Issuance of
common stock         1,296,666        1,297        2,903                                                                      4,200

Issuance of
preferred stock, net
of $134,590
issuance costs                                            4,117,500    3,872,843                 (850,000)                3,022,843

Net loss for the
year ended
December 31, 1999                                                                  (2,341,237)                           (2,341,237)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Balances at
December 31, 1999    3,344,066        3,344      238,007  4,117,500    3,872,843   (2,652,644)   (850,952)          0     $ 610,598

Issuance of common
stock                  284,166          284                                                                                     284

Exercise of stock
options              1,018,604        1,019      292,293                                                                    293,312

Purchase of treasury
stock in connection
with stock
appreciation rights    (20,951)                                                                              (293,312)     (293,312)

Payment of
subscription
receivable                                                                                        850,000                   850,000

Acquisition of
WebIPA, Inc.         1,200,000  $     1,200  $     3,833                                                                      5,033

Issuance of
preferred stock                                             146,000      146,000                                            146,000

   The accompanying notes are an integral part of these financial statements.

                                                         5% Series A Convertible                                          Total
                         Common Stock         Additional     Preferred Stock       Retained                            Shareholders'
                      Number      $ 0.001      Paid In      Number                 Earnings   Subscription  Treasury      Equity
                    of Shares      Value       Capital    of Shares  $0.001 Par    (Deficit)   Receivable     Stock      (Deficit)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Issuance costs                                                          (206,750)                                          (206,750)

Conversion of
convertible notes
payable                320,000  $       320  $   399,680                                                                    400,000

Exercise of stock
options                 20,000  $        20  $    15,980                                                                     16,000

Exercise of stock
warrants               246,000  $       246  $   491,754                                                                    492,000

Net (loss) for the
Six months ended
March 31, 2000                                                                     (3,390,523)                           (3,390,523)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Balances at
June 30, 2000        6,411,885  $     6,433  $ 1,441,547  4,263,500  $ 3,812,093  $(6,043,167)  $    (952)  $(293,312)  $(1,077,358)
                    ==========  ===========  ===========  =========  ===========  ===========   =========   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the six months ended       For the three months ended
                                                        June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                   2000            1999            2000           1999
                                               -----------     -----------     -----------     -----------
Revenue - sales, net                           $    40,759     $   912,401     $    15,782     $   383,679

Cost of sales                                       46,524         634,524          11,404         409,233
                                               -----------     -----------     -----------     -----------
Gross margin (loss)                                 (5,765)        277,877           4,378         (25,554)
                                               -----------     -----------     -----------     -----------
Other expenses
  Salaries, benefits and related taxes           1,511,329         231,266         938,396         128,331
  Rent                                             162,407          27,554         101,476          12,181
  Consulting - medical advisory                     89,000               0          47,000               0
  Consulting - marketing sales                      77,033         210,101          29,033         160,080
  Consulting - product development                  36,420               0           7,985               0
  Legal and professional fees                      315,978          70,374         206,731          32,407
  Travel                                           310,443         105,690         140,724          71,792
  Telephone and internet                           141,347           9,143          77,313           3,921
  Factoring fees                                         0           4,500               0             632
  Selling, general and administrative              402,783         155,017         192,326         127,321
  Interest expense, net                             41,979          29,439          24,956          20,608
  Depreciation and amortization                    194,470         139,396         101,854          70,168
                                               -----------     -----------     -----------     -----------
Total other expenses                             3,283,189         982,480       1,867,794         627,441

(Loss) before taxes and preferred dividends     (3,288,954)       (704,603)     (1,863,416)       (652,995)

Income tax expense (benefit)                             0               0               0               0

Preferred stock dividends                         (101,569)              0         (52,115)              0
                                               -----------     -----------     -----------     -----------
Net (loss)                                     $(3,390,523)    $  (704,603)    $(1,915,531)    $  (652,995)
                                               ===========     ===========     ===========     ===========
Net (loss) per share                           $     (0.62)    $     (0.46)    $     (0.31)    $     (0.41)
                                               ===========     ===========     ===========     ===========
Weighted average number of
shares outstanding                               5,456,705       1,532,428       6,102,179       1,604,390
                                               ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                      2000             1999
                                                                                   -----------     -----------
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                                                   (3,390,523)    $  (704,603)
       Adjustment to reconcile net loss to net cash
          provided by (used in) operating activities
          Depreciation and amortization                                                194,470         139,396
          Changes in operating assets and liabilities, net of
             effects of acquisition of Education
             Navigator, Inc. (EdNav)
             Accounts receivable                                                       (27,301)         37,015
             Inventory                                                                   5,120           2,555
             Due from placement agent                                                        0         (12,431)
             Prepaid expenses                                                          (22,260)              0
             Other assets                                                              (13,892)          2,500
             Accounts payable and accrued expenses                                   1,118,544          14,745
             Sales tax payable                                                          (1,487)        (29,955)
             Due to factoring agent                                                         --         (42,485)
                                                                                   -----------     -----------
       Net cash provided by (used in) operating activities                          (2,137,329)       (593,263)
                                                                                   -----------     -----------
       CASH FLOWS FROM INVESTING ACTIVITIES
          Equity investment in European Medical Networks                              (335,000)              0
          Purchase of WebIPA                                                             5,033               0
          Purchase of property and equipment                                          (272,899)        (26,198)
                                                                                   -----------     -----------
       Net cash provided by (used in) investing activities                            (602,866)        (26,198)

       CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from convertible notes                                                0         742,875
          Proceeds from notes payable                                                  530,000               0
          Proceeds from the issuance of preferred stock,
          net of issuance costs                                                        789,250               0
          Issuance of common stock                                                         284          56,145
          Proceeds from stock warrant exercise                                         492,000               0
          Proceeds from stock option exercise                                           16,000               0
          Payments on notes payable                                                         --        (150,000)
                                                                                   -----------     -----------
       Net cash provided by financing activities                                     1,827,534         649,020
                                                                                   -----------     -----------
       Net increase (decrease) in cash and cash equivalents                           (912,661)         29,559
       Cash and cash equivalents at beginning of period                              1,127,263          44,373
                                                                                   -----------     -----------
       Cash and cash equivalents at end of period                                      214,602     $    73,932
                                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                      2000             1999
                                                                                   -----------     -----------
       Supplemental disclosures of cash flow information:
          Cash paid during the period for:
             Income taxes                                                          $         0     $         0
             Interest                                                              $    44,728     $     1,532

       Non Cash Investing and Financing Transactions;                             June 30, 2000
          Acquisition of all of the outstanding common                            -------------
          stock of WebIPA, Inc. during the quarter
          ended March 31, 2000
             Assets acquired, fair value                                           $     5,033
             Cash acquired                                                               5,033
                                                                                   -----------
             Net cash paid for acquisition                                         $         0
                                                                                   ===========
       Non Cash Investing and Financing Transactions (continued)

          During the quarter ended June 30, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock

          During the six months ended June, 2000, 1,018,604 incentive stock options were excercised. The options were excercised utilizing stock appreciation rights. The net proceeds to the company would have been $293,312. The Company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights

   The accompanying notes are an integral part of these financial statements.

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         OmniComm Systems, Inc. (the Company) was originally incorporated in Florida in February 1997. The Company provides Internet based database applications that integrate significant components of the clinical trial process, including the collection, compilation and validation of data over the Internet. The Company's primary products include TrialMaster(TM) and WebIPA(TM).

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

         Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,456,705 and 6,102,179 at June 30, 2000 and 1999 and 1,532,428 and 1,604,390 at March 31, 2000 and 1999
         respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,605,497 shares of common stock at prices ranging from $.25 to $6.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

         5% SERIES A CONVERTIBLE PREFERRED STOCK

         During the year ended December 31, 1999, the Company designated 5,000,000 shares of its 10,000,000 authorized preferred share as 5% Series A Convertible Preferred Stock. Each shares is convertible into common stock at $1.50 per share. In the event of liquidation, these shareholders will be entitled to receive in preference to the holders of common stock an amount equal to their original purchase price plus all accrued but unpaid dividends. Dividends are payable at the rate of 5% per annum, payable semi-annually.

         ADVERTISING

         Advertising costs are expensed as incurred.

         Reclassifications

         Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                                     June 30, 2000
                                                      Accumulated
                                           Cost      Amortization
                                         --------      --------
         Covenant not to compete         $120,000      $105,000
         Software development costs        87,500        51,042
         Organization costs                   539           405
         Debt acquisition costs           119,625        29,906
         Trademarks                         1,363             0
         Patents                            4,901             0
                                         --------      --------
                                         $333,928      $214,672
                                         ========      ========

                                                   December 31, 1999
                                                      Accumulated
                                           Cost      Amortization
                                         --------      --------
         Covenant not to compete         $120,000      $ 90,000
         Software development costs        87,500        43,750
         Organization costs                   539           360
         Debt acquisition costs           119,625        23,925
                                         --------      --------
                                         $327,664      $158,035
                                         ========      ========

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

         Included in Goodwill, as a result of the EdNav acquisition at March 31, 2000 and December 1999 is the cost of $475,665 and accumulated amortization of $317,110 and $237,833 respectively. The goodwill is being amortized ratably over a period of three years.

         PROPERTY AND EQUIPMENT, AT COST

         Property and equipment consists of the following:

                                 June 30, 2000           December 31, 1999
                             --------------------      --------------------
                                        Accumulated               Accumulated
                               Cost    Depreciation      Cost    Depreciation
                             --------    --------      --------    --------
         Computer and
         Office equipment     380,858    $ 76,964      $195,340    $ 30,146
         Leasehold
         Improvements           1,156          39             0           0
         Computer software    227,433       9,664       167,220       1,034
         Office furniture      47,108       5,221        23,070       1,267
                             --------    --------      --------    --------
                             $656,555    $ 91,888      $385,630    $ 32,447
                             ========    ========      ========    ========

         Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

         Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for equipment and furniture and 3 years for software.

         Depreciation expense for the six months ended June 30, 2000 and 1999 was $58,557 and $4,336 respectively.

         REVENUE RECOGNITION POLICY

         The Company recognizes sales, for both financial statement and tax purposes, when its products are shipped and when services are provided.

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

         As of June 30, 2000 the Company had issued 3,605,497 options to purchase common stock at prices ranging from $0.25 to $6.50 per share with expirations through August 19, 2011

NOTE 3:  OPERATIONS AND LIQUIDITY

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

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2000, there is doubt about the Company's ability to continue as a going concern.

         Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2000.

NOTE 4:  ACQUISITION

         WebIPA, Inc. Acquisition

         On February 9, 2000, the Company acquired WebIPA, Inc., a Florida corporation pursuant to an Agreement and Plan of Acquisition dated January 26, 2000. In consideration of receiving all of the issued and outstanding shares of WebIPA Inc., OmniComm issued 1,200,000 restricted shares of common stock to the shareholders of WebIPA Inc.

NOTE 5:  EQUITY INVESTMENT

         European Medical Network (EMN) Investment

         On March 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows:
         $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN's shareholders entered into an agreement that provided for the Company to have one seat on EMN's board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

         On March 20, 2000, the Company paid EMN $335,000 and received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. However, on July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN.

NOTE 6:  NOTES PAYBLE

         Education Navigator

         As of June 30, 2000, the Company owed $177,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2000 is $177,500. At August 15, 2000 the Company was in default under the terms of the promissory note governing the debt. In accordance with the terms of the promissory note the Company will pay a late charge equal to 5% of the $177,500 due on June 26, 2000. In addition, the interest rate on the note will increase to the maximum rate allowed by law in the State of Florida.

         Short-term Borrowings

         At June 30, 2000 the Company owed $530,000 under short-term notes payable. The notes bear interest at rates ranging from 8.75% to 12%. The average term of the promissory notes is 40 days. The notes are not collateralized and the note holders were granted stock warrants in the Company at a price of $2.25 per share. As of June 30, 2000 the Company was in default on the three of the notes for a principal amount of $300,000. Subsequent to June 30, 2000, the Company negotiated a conversion of the debt into common stock of the Company with all three parties for the principal amount due plus all accrued interest.

NOTE 7:  CONVERTIBLE NOTES

         During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of June 30, 2000 approximately $320,000 of the Convertible Notes had been converted into 400,000 shares of common stock of the Company.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

         The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                                2000      $ 75,469
                                2001       142,341
                                2002       139,965
                                2003             0
                                2004             0
                                          --------
                               Total      $357,775
                                          ========

         In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 9:  RELATED PARTY TRANSACTIONS

         The Company was owed $0 and $3,406 at June 30, 2000 and December 31, 1999, respectively, from a shareholder. The interest rate was 6% annually.

NOTE 10: POST-RETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 11: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 2000 to June 30, 2000 and January 1, 1999 to June 30, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues:

Total revenues decreased to $40,759 from $912,401 for the six months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue can be attributed to the Company changing its focus away from computer systems integration to the development and marketing of Internet based database products.

All of the Company's revenue for both periods presented is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster(TM) or WebIPA(TM) Internet based systems.

Cost of Sales:

Total cost of sales decreased to $46,524 from $634,524 for the six months ending June 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales can be attributed to the Company's decision to redeploy its resources on the development and marketing of the TrialMaster(TM) Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in strategic focus and therefore a corresponding decrease in cost of goods sold.

Salaries and Wages. Salaries and wages increased to $1,511,329 from $231,266 for the six month period ending June 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has thirty two employees compared to eight for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster(TM) and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $1,016,980 from $301,904 for the first six months of the fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses is attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster(TM) and WebIPA systems. The Company experienced increases in its, travel and general and administrative expenses in connection with its decision to execute its Internet strategy. The Company incurred significantly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. Rents increased during the first six months in fiscal 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $315,978 from $70,374 for the first six months of fiscal 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to Investment Banking and Financial Advisory fees paid to First Stanford Healthcare in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

Independent Consultants. Independent consulting expenses decreased to $202,453 from $210,101 for the six months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease can be attributed a decrease in marketing fees that was created by hiring one of its consultants as an employee, offset by increases in Medical Advisory and Product Development Consulting Fees. The Company has retained the services of independent programmers to assist in finalizing certain software issues related to the application. In addition, the Company continues to retain the services of consultants to assist in developing marketing strategies for the marketing and sales of the TrialMaster(TM) system and WebIPA systems. The Company has established a medical advisory board and the members are paid monthly retainers ranging from $1,000 to $8,333 per month.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $214,602 from $1,127,263 during the first three months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first fiscal quarter, the Company's investment in European Medical networks of $335,000, the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock and from the exercise of common stock warrants associated with the Series A Preferred shareholders.

The Company generated a loss of $3,390,523 from operations in the first six months of fiscal year 2000 compared to a loss of $704,6038 for the corresponding period in 1999. The losses can be primarily attributed to the increased expenses associated with the development and marketing of the TrialMaster(TM) and WebIPA systems. The Company has incurred increased expenses in salaries and wages, consulting fees, travel and professional fees in connection with developing and marketing the Company's Internet based products.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of TrialMaster(TM) and WebIPA systems. Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2000. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

         In the Circuit Court of the 11th Judicial Circuit Court in and for Miami-Dade County, Florida, SPP Real Estate, Inc. filed suit on May 24, 2000 for damages and other relief against OmniComm Systems, Inc. alleging OmniComm's breach of a lease for real property.

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

         Registration Rights: Demand (so long as 50% of the aggregate amount of the total offering files notices) and PiggyBack registration rights (subject to underwriter's cut-back).

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

         On June 30, 2000 the company filed a current report on Form 8-K dated June 30, 2000 reporting items 5 and 7 in connection organizational changes occurring on that date. The Company announced that Cornelis F. Wit a member of the Company's Board of Directors had been named interim CEO. The Company also announced that Peter S. Knezevich had been replaced as CEO and would remain on a Director of the Company.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          OMNICOMM SYSTEMS, INC.
                                                                      Registrant

                  Date: August 18, 2000

                                                        /S/ DAVID GINSBERG, D.O.
                                                        ------------------------
                                                            David Ginsberg, D.O.
                                                         Chief Executive Officer



                                                           /S/ RONALD T. LINARES
                                                           ---------------------
                                                               Ronald T. Linares
                                                              Vice President and
                                                             Chief Financial and
                                                        Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
 27.1              Financial Data Schedule