Form 10QSB/A
period 2000-06-30
OMNICOMM SYSTEMS INC
filed 2000-09-19
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB A/1

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000: 6,459,176 common stock $.001 par value.

                             OMNICOMM SYSTEMS, INC.

Part I - Financial Information                                             Page
                                                                           ----
Item 1.
Independent Accountants' Review Report                                      1

Consolidated Balance Sheet -
         June 30, 2000 and December 31, 1999                                2

Consolidated Statements of Shareholders' Equity(Deficit) -
         January 1, 1999 to June 30, 2000                                   3-5

Consolidated Statements of Operations -
         Three and six months ended June 30, 2000 and 1999                  6

Consolidated Statement of Cash Flows -
         Six months ended June 30, 2000 and 1999                            7-8

Notes to Financial Statements                                               9-14


Items 2.
Managements' Discussion and Analysis of
Financial Condition and Results                                            14-16

Part II - Other Information                                                16

Item 1.   Legal Proceedings:                                               16

Item 2.   Changes in Securities: None

Item 3.   Defaults Upon Senior Securities: None

Item 4.   Submission of Matters To a Vote of
          Security Holders: None

Item 5.   Other Information                                                16-17

Item 6.   Exhibits and Reports on Form 8-K                                 17


Signatures                                                                 17

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Omnicomm Systems, Inc.
Miami, FL

We have reviewed the accompanying consolidated balance sheet of Omnicomm Systems, Inc. as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity(deficit) and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 3 to the financial statements [and Note 3 to the annual financial statements for the year ended December 31, 1999(not presented herein)], certain conditions raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 3 to the respective financial statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Omnicomm Systems, Inc. as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Corporation's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Greenberg & Company LLC

Springfield, NJ
September 8, 2000

                                OMNICOMM SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                          June 30,      December 31,
                                                            2000           1999
                                                         (Unaudited)
                                                         ---------------------------
CURRENT ASSETS
   Cash                                                  $   214,602     $ 1,127,263
   Accounts receivable                                        35,759           8,458
   Inventory                                                   5,046          10,166
   Prepaid expenses                                           22,260               0
                                                         -----------     -----------
      Total current assets                                   277,667       1,145,887
                                                         -----------     -----------
Property and equipment, net                                  564,667         353,183
                                                         -----------     -----------
OTHER ASSETS
   Investment in Medical Networks EMN, at cost               335,000               0
   Shareholder loans                                               0           3,406
   Intangible assets, net                                    119,256         169,629
   Goodwill, net                                             158,555         237,832
   Other assets                                               40,852          26,960
                                                         -----------     -----------
TOTAL ASSETS                                             $ 1,495,997     $ 1,936,897
                                                         ===========     ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                 $ 1,403,024     $   284,481
   Notes payable - current                                   707,500         177,500
   Sales tax payable                                             331           1,818
                                                         -----------     -----------
      Total current liabilities                            2,110,855         463,799
                                                         -----------     -----------
Notes payable - long term                                          0               0
Convertible notes                                            462,500         862,500
                                                         -----------     -----------
TOTAL LIABILITIES                                          2,573,355       1,326,299
                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - 10,000,000 shares authorized,
      4,263,500 and 4,117,500 issued and                   3,812,093       3,872,843
      outstanding, respectively at par
   Common Stock - 20,000,000 shares authorized,
      6,459,176 and 3,344,066 issued and outstanding,
      respectively, at $.001 par value                         6,480           3,344
   Additional paid in capital                              1,536,238         238,007
   Retained earnings (deficit)                            (6,137,905)     (2,652,644)
   Treasury stock                                           (293,312)              0
   Stock subscriptions receivable                               (952)       (850,952)
                                                         -----------     -----------
TOTAL SHAREHOLDERS' EQUITY(Deficit)                       (1,077,358)        610,598
                                                         -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                                      $ 1,495,997     $ 1,936,897
                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 2000
					   (unaudited)

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

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                                                         5% Series A Convertible                                          Total
                         Common Stock         Additional     Preferred Stock       Retained                            Shareholders'
                      Number      $ 0.001      Paid In      Number                 Earnings   Subscription  Treasury      Equity
                    of Shares      Value       Capital    of Shares  $0.001 Par    (Deficit)   Receivable     Stock      (Deficit)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Issuance of
common stock         1,296,666        1,297        2,903                                                                      4,200

Issuance of
preferred stock, net
of $134,590
issuance costs                                            4,117,500    3,872,843                 (850,000)                3,022,843

Net loss for the
year ended
December 31, 1999                                                                  (2,341,237)                           (2,341,237)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Balances at
December 31, 1999    3,344,066        3,344      238,007  4,117,500    3,872,843   (2,652,644)   (850,952)          0     $ 610,598

Issuance of common
stock for services      40,000           40      89,960                                                                      90,000

Issuance of common
stock                  284,166          284                                                                                     284

Exercise of stock
options              1,025,895        1,026      297,024                                                                    298,050

Purchase of treasury
stock in connection
with stock
appreciation rights    (20,951)                                                                              (293,312)     (293,312)

Payment of
subscription
receivable                                                                                        850,000                   850,000

Acquisition of
WebIPA, Inc.         1,200,000  $     1,200  $     3,833                                                                      5,033

Issuance of
preferred stock                                             146,000      146,000                                            146,000

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                                                         5% Series A Convertible                                          Total
                         Common Stock         Additional     Preferred Stock       Retained                            Shareholders'
                      Number      $ 0.001      Paid In      Number                 Earnings   Subscription  Treasury      Equity
                    of Shares      Value       Capital    of Shares  $0.001 Par    (Deficit)   Receivable     Stock      (Deficit)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Issuance costs                                                          (206,750)                                          (206,750)

Conversion of
convertible notes
payable                320,000  $       320  $   399,680                                                                    400,000

Exercise of stock
options                 20,000  $        20  $    15,980                                                                     16,000

Exercise of stock
warrants               246,000  $       246  $   491,754                                                                    492,000

Net (loss) for the
Six months ended
March 31, 2000                                                                     (3,390,523)                           (3,390,523)
                    ----------  -----------  -----------  ---------  -----------  -----------   ---------   ---------   -----------
Balances at
June 30, 2000        6,459,176  $     6,480  $ 1,536,238  4,263,500  $ 3,812,093  $(6,137,905)  $    (952)  $(293,312)  $(1,077,358)
                    ==========  ===========  ===========  =========  ===========  ===========   =========   =========   ===========

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the six months ended       For the three months ended
                                                        June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                   2000            1999            2000           1999
                                               -----------     -----------     -----------     -----------
Revenue - sales, net                           $    40,760     $   912,401     $    15,782     $   383,679

Cost of sales                                       46,524         634,524          11,404         409,233
                                               -----------     -----------     -----------     -----------
Gross margin (loss)                                 (5,764)        277,877           4,378         (25,554)
                                               -----------     -----------     -----------     -----------
Other expenses
  Salaries, benefits and related taxes           1,511,329         231,266         938,396         128,331
  Rent                                             162,408          27,554         101,476          12,181
  Consulting - medical advisory                     89,000               0          47,000               0
  Consulting - marketing sales                      77,033         210,101          29,033         160,080
  Consulting - product development                  36,420               0           7,985               0
  Legal and professional fees                      405,978          70,374         206,731          32,407
  Travel                                           310,443         105,690         140,724          71,792
  Telephone and internet                           141,347           9,143          77,313           3,921
  Factoring fees                                         0           4,500               0             632
  Selling, general and administrative              407,521         155,017         192,325         127,321
  Interest expense, net                             41,979          29,439          24,956          20,608
  Depreciation and amortization                    194,470         139,396         101,854          70,168
                                               -----------     -----------     -----------     -----------
Total other expenses                             3,377,928         982,480       1,867,793         627,441

(Loss) before taxes and preferred dividends     (3,383,692)       (704,603)     (1,863,415)       (652,995)

Income tax expense (benefit)                             0               0               0               0

Preferred stock dividends                         (101,569)              0         (52,115)              0
                                               -----------     -----------     -----------     -----------
Net (loss)                                     $(3,485,261)    $  (704,603)    $(1,915,530)    $  (652,995)
                                               ===========     ===========     ===========     ===========
Net (loss) per share                           $     (0.63)    $     (0.46)    $     (0.31)    $     (0.41)
                                               ===========     ===========     ===========     ===========
Weighted average number of
shares outstanding                               5,500,089       1,532,428       6,149,470       1,604,390
                                               ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                      2000             1999
                                                                                   -----------     -----------
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                                                   (3,485,261)    $  (704,603)
       Adjustment to reconcile net loss to net cash
          provided by (used in) operating activities
          Common stock issued for services                                              90,000             -0-
          Depreciation and amortization                                                194,470         139,396
          Changes in operating assets and liabilities, net of
             effects of acquisition of Education
             Navigator, Inc. (EdNav)
             Accounts receivable                                                       (27,301)         37,015
             Inventory                                                                   5,120           2,555
             Due from placement agent                                                        0         (12,431)
             Prepaid expenses                                                          (22,260)              0
             Other assets                                                              (13,892)          2,500
             Accounts payable and accrued expenses                                   1,118,544          14,745
             Sales tax payable                                                          (1,487)        (29,955)
             Due to factoring agent                                                         --         (42,485)
                                                                                   -----------     -----------
       Net cash provided by (used in) operating activities                          (2,142,067)       (593,263)
                                                                                   -----------     -----------
       CASH FLOWS FROM INVESTING ACTIVITIES
          Investment in European Medical Networks                                     (335,000)            -0-
          Purchase of WebIPA                                                             5,033             -0-
          Purchase of property and equipment                                          (272,900)        (26,198)
                                                                                   -----------     -----------
       Net cash provided by (used in) investing activities                            (602,867)        (26,198)

       CASH FLOWS FROM FINANCING ACTIVITIES
          Net proceeds from convertible notes                                                0         742,875
          Proceeds from notes payable                                                  530,000               0
          Proceeds from the issuance of preferred stock,
          net of issuance costs                                                        789,250               0
          Issuance of common stock                                                         284          56,145
          Proceeds from stock warrant exercise                                         492,000               0
          Proceeds from stock option exercise                                           20,739               0
          Payments on notes payable                                                         --        (150,000)
                                                                                   -----------     -----------
       Net cash provided by financing activities                                     1,832,273         649,020
                                                                                   -----------     -----------
       Net increase (decrease) in cash and cash equivalents                           (912,661)         29,559
       Cash and cash equivalents at beginning of period                              1,127,263          44,373
                                                                                   -----------     -----------
       Cash and cash equivalents at end of period                                      214,602     $    73,932
                                                                                   ===========     ===========

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

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
                                                                                   ===========
       Non Cash Investing and Financing Transactions (continued)

          During the quarter ended June 30, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock

          During the six months ended June, 2000, 1,018,604 incentive stock options were excercised. The options were excercised utilizing stock appreciation rights. The net proceeds to the company would have been $293,312. The Company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights

   The accompanying notes are an integral part of these financial statements. See accompanying independent accountants' review report.

                          OMNICOMM SYSTEMS, INC
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
			           JUNE 30, 2000
                              (unaudited)

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

         Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,500,089 and 1,532,428 for the six months ended June 30, 2000 and 1999, respectively; and 6,149,470 and 1,604,390 for the three months ended June 30, 2000 and 1999,
         respectively.   There were no differences between basic and diluted
         earnings per share. Options to purchase 3,605,497 shares of common stock at prices ranging from $.25 to $6.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                               June 30, 2000
                                                      Accumulated
                                           Cost      Amortization
                                         --------      --------
         Covenant not to compete         $120,000      $120,000
         Software development costs        87,500        58,334
         Organization costs                   539           450
         Debt acquisition costs           119,625        35,888
         Trademarks                         1,363             0
         Patents                            4,901             0
                                         --------      --------
                                         $333,928      $214,672
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

         Included in Goodwill, as a result of the EdNav acquisition at June 30, 2000 and December 1999 is the cost of $475,665 and accumulated amortization of $317,110 and $237,833 respectively. The goodwill is being amortized ratably over a period of three years.

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

NOTE 5:  INVESTMENT, AT COST

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

         On March 20, 2000, the Company paid EMN $335,000 and received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. However, on July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. Therefore, the investment is accounted for at cost.

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

NOTE 7:  CONVERTIBLE NOTES

         During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of June 30, 2000 approximately $400,000 of the Convertible Notes had been converted into 320,000 shares of common stock of the Company.

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

NOTE 10:  INCOME TAXES

         Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:
                                                6/30/00     6/30/99
         Current tax expense(benefit):
           Income tax at statutory rates     $      -0-     $   -0-
         Deferred tax expense(benefit):
           Amortization of Goodwill and
             Covenant                           (48,306)    (25,038)
           Operating loss carryforward       (1,310,946)    (10,154)
                                              1,359,252      35,192
         Valuation allowance                 (1,359,252)    (35,192)
         Total Tax Expense(Benefit)                 -0-         -0-

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                6/30/00      12/31/99
         Deferred tax assets:
           Amortization of Intangibles      $   201,968    $  153,662
           Operating loss carryforwards       2,234,695       923,749
             Gross deferred tax assets        2,436,663     1,077,411
           Valuation allowance               (2,436,663)   (1,077,411)
         Net deferred tax assets            $       -0-    $      -0-

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $5,800,000. This loss is allowed to be offset against future income until the year 2020 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of EdNav (Note 2). The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and substantial losses.

NOTE 11: POST-RETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 12: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 2000 to June 30, 2000 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.


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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues:

Total revenues decreased to $40,760 from $912,401 for the six months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue can be attributed to the Company changing its focus away from computer systems integration to the development and marketing of Internet based database products.

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

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $1,021,719 from $301,904 for the first six months of the fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses is attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster(TM) and WebIPA systems. The Company experienced increases in its, travel and general and administrative expenses in connection with its decision to execute its Internet strategy. The Company incurred significantly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. Rents increased during the first six months in fiscal 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $405,978 from $70,374 for the first six months of fiscal 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to Investment Banking and Financial Advisory fees paid to First Stanford Healthcare in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $214,602 from $1,127,263 during the first six months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first and second quarters, the Company's investment in European Medical networks of $335,000, the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock and from the exercise of common stock warrants associated with the Series A Preferred shareholders.

The Company generated a loss of $3,485,261 from operations in the first six months of fiscal year 2000 compared to a loss of $704,603 for the corresponding period in 1999. The losses can be primarily attributed to the increased expenses associated with the development and marketing of the TrialMaster(TM) and WebIPA systems. The Company has incurred increased expenses in salaries and wages, consulting fees, travel and professional fees in connection with developing and marketing the Company's Internet based products.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues:

Total revenues decreased to $15,782 from $383,679 for the three months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue can be attributed to the Company changing its focus away from computer systems integration to the development and marketing of Internet based database products. The Company began the shift away from systems integration during the second quarter of fiscal 1999. The Company's transition to a Internet development and marketing oriented business had been completed by the end of fiscal 1999.

All of the Company's revenue for both periods presented is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster(TM) or WebIPA(TM) Internet based systems.

Cost of Sales:

Total cost of sales decreased to $11,404 from $409,233 for the three months ending June 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales can be attributed to the Company's decision to redeploy its resources on the development and marketing of the TrialMaster(TM) Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in strategic focus and therefore a corresponding decrease in cost of goods sold. The Company does not anticipate any substantial increases in either revenues or cost of sales from its computer systems integration business.

Other Expenses:

Salaries and Wages. Salaries and wages increased to $938,396 from $128,331 for the three month period ending June 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has thirty two employees compared to eight for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster(TM) and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $511,838 from $215,215 for the three months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster(TM) and WebIPA systems. The Company experienced increases in its, travel and general and administrative expenses in connection with its decision to execute its Internet strategy. The Company incurred significantly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. The Company anticipates that telephone and Internet access charges will continue to grow on an absolute dollar basis as it continues to expand its Internet businesses. Rents increased during the three months ended June 30, 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $206,731 from $32,407 for the three months ended June 30, 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to Investment Banking and Financial Advisory fees paid to First Stanford Healthcare in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

Independent Consultants. Independent consulting expenses decreased to $84,018 from $160,080 for the three months ended June 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease can be attributed to a decrease in marketing fees that was created by hiring one of the Company's consultants as an employee, offset by increases in Medical Advisory and Product Development Consulting Fees. The Company has retained the services of independent programmers to assist in finalizing certain software issues related to the application. In addition, the Company continues to retain the services of consultants to assist in developing marketing strategies for the marketing and sales of the TrialMasterTM system and WebIPA systems. The Company has established a medical advisory board and the members are paid monthly retainers ranging from $1,000 to $8,333 per month.

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

                  Date: August 30, 2000

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