Form 10QSB
period 2000-09-30
OMNICOMM SYSTEMS INC
filed 2000-11-20
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2000
                                                ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

     Commission file number:  0-25203
                              -------

                             OMNICOMM SYSTEMS, INC.

                 (Name of small business issuer in its charter)

                      Delaware                       11-3349762
                      --------                       ----------
             (State of incorporation)         (IRS employer Ident. No.)

         3250 Mary Street, #402, Miami, FL                  33133
         ----------------------------------                 -----
           (Address of principal office)                 (Zip Code)

                  Registrant's telephone number: (305) 448-4700

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO
                     ---    ---

         The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2000: 7,304,729 common stock $.001 par value, 4,356,948 preferred stock no par value.

                             OMNICOMM SYSTEMS, INC.



Part I - Financial Information                                         Page
------------------------------                                         ----

Item 1.
Consolidated Balance Sheet -
         September 30, 2000 and December 31, 1999                         1

Consolidated Statements of Shareholders' Equity -                       2-5
         January 1, 1999 to September  30, 2000

Consolidated Statements of Operations -
         Three and nine months ended September 30, 2000 and 1999          6

Consolidated Statement of Cash Flows -
         Nine months ended September 30, 2000 and 1999                  7-8

Notes to Financial Statements                                          9-14


Items 2.
Managements' Discussion and Analysis of
Financial Condition and Results                                        15-18

Part II - Other Information                                               18

Item 1.   Legal Proceedings:                                              18

Item 2.   Changes in Securities:  None

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters To a Vote of
             Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K                                18



Signatures                                                                19

Exhibit 27.1 Financial Data Schedule                                      20

                              OMNICOMM SYSTEMS, INC
                              ---------------------

                              FINANCIAL STATEMENTS
                              --------------------

                               SEPTEMBER 30, 2000
                               ------------------

                                    I N D E X
                                    ---------




                                                                        Page
                                                                        ----



 CONSOLIDATED BALANCE SHEETS                                               1

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)               2-4

 CONSOLIDATED STATEMENTS OF OPERATIONS                                     5

 CONSOLIDATED STATEMENTS OF CASH FLOWS                                   6-7

 NOTES TO THE FINANCIAL STATEMENTS                                      8-13

                             OMNICOMM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                   September 30            December 31,
                                                                       2000                    1999
                                                                    (Unaudited)
                                                                   ------------------------------------
    CURRENT ASSETS
       Cash                                                       $     3,789               $ 1,127,263
       Accounts receivable                                             46,869                     8,458
       Inventory                                                        4,670                    10,166
       Prepaid expenses                                                12,494                        -0-
                                                                  -----------               -----------
         Total current assets                                          67,822                 1,145,887
                                                                  -----------               -----------

    Property and equipment, net                                       584,349                   353,183
                                                                  -----------               -----------

    OTHER ASSETS
       Equity investment in Medical Networks EMN, at cost             335,000                        -0-
       Shareholder loans                                                   -0-                    3,406
       Intangible assets, net                                         105,939                   169,629
       Goodwill, net                                                  118,916                   237,832
       Other assets                                                    39,802                    26,960
                                                                  -----------               -----------
    TOTAL ASSETS                                                  $ 1,251,828               $ 1,936,897
                                                                  ===========               ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

    CURRENT LIABILITIES
       Accounts payable and accrued expenses                      $ 1,222,877               $   284,481
       Notes payable - current                                        512,500                   177,500
       Deferred revenue                                                39,376                        -0-
       Sales tax payable                                                   -0-                    1,818
                                                                  -----------               -----------
         Total current liabilities                                  1,774,753                   463,799
                                                                  -----------               -----------

    Notes payable - long term                                               -                         -
    Convertible notes                                                 462,500                   862,500
                                                                  -----------               -----------

    TOTAL LIABILITIES                                               2,237,253                 1,326,299
                                                                  -----------               -----------

    COMMITMENTS AND CONTINGENCIES

    SHAREHOLDERS' EQUITY (DEFICIT)
       Preferred stock - 10,000,000 shares authorized,
         4,356,948 and 4,117,500 issued and                         4,002,265                 3,872,843
         outstanding, respectively at par
       Common Stock - 20,000,000 shares authorized,
         7,304,729 and 3,344,066 issued and outstanding,
         respectively, at $.001 par value                               7,326                     3,344
       Additional paid in capital                                   2,848,721                   238,007
       Retained earnings (deficit)                                 (7,549,285)               (2,652,644)
       Treasury stock, cost method, 20,951 shares                    (293,312)                       -0-
       Stock subscriptions receivable                                  (1,140)                 (850,952)
                                                                  -----------               -----------

    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             (985,425)                  610,598
                                                                  -----------               -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY (DEFICIT)                                           $ 1,251,828               $ 1,936,897
                                                                  ===========               ===========

   The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000

                                                                   5% Series A Convertible
                                                                   -----------------------
                             Common Stock          Additional          Preferred Stock        Retained
                             ------------          ----------          ---------------        --------
                          Number      $ 0.001       Paid In       Number                      Earnings   Subscription      Treasury
                          ------      -------       -------       ------                      --------   ------------      --------
                         of Shares     Value        Capital     of Shares      $0.00 Par      (Deficit)   Receivable         Stock
                         ---------     -----        -------     ---------      ---------      ---------   ----------         -----
January 1, 1998         1,002,250    $ 1,002      $    -0-         -0-        $    -0-       $ (16,040)     $ (815)      $    -0-

Issuance of
common stock              199,750        200                                                                  (137)

Acquisition of
Education
Navigator, Inc.           141,000        141       132,213

Net (loss) for
year ended
December 31, 1998                                                                             (295,367)
                         ---------     -----        -------     ---------      ---------      ---------   ----------         -----
Balances at
December 31, 1998       1,343,000      1,343       132,213           -               -        (311,407)       (952)

Issuance of
common stock              250,000        250

Issuance of common
stock for services         86,400         86        56,059

Issuance of
common stock              300,000        300         2,700

Issuance of common
stock for services         68,000         68        44,132

Issuance of
common stock            1,296,666      1,297         2,903

Issuance of
preferred stock, net
of $134,590
issuance costs                                               4,117,500       3,872,843                    (850,000)


                               Total
                               -----
                          Shareholders'
                          -------------
                             Equity
                             ------
                            (Deficit)
                            ---------
January 1, 1998             $ (15,853)

Issuance of
common stock                       63

Acquisition of
Education
Navigator, Inc.               132,354

Net (loss) for
year ended
December 31, 1998            (295,367)
                            ---------
Balances at
December 31, 1998            (178,803)

Issuance of
common stock                      250

Issuance of common
stock for services             56,145

Issuance of
common stock                    3,000

Issuance of common
stock for services             44,200

Issuance of
common stock                    4,200

Issuance of
preferred stock, net
of $134,590
issuance costs              3,022,843

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000

                                                                   5% Series A Convertible
                                                                  -----------------------
                            Common Stock          Additional          Preferred Stock        Retained
                            ------------          ----------          ---------------        --------
                         Number      $ 0.001       Paid In       Number                      Earnings   Subscription      Treasury
                        ---------    -------       -------       ------                      --------   ------------      --------
                        of Shares     Value        Capital     of Shares      $0.00 Par      (Deficit)   Receivable         Stock
                        ---------    -------       -------     ---------      ---------      ---------   ----------         -----
Net loss for the
year ended
December 31, 1999                                                                           (2,341,237)
                        ---------    -------       -------     ---------      ---------      ---------   ----------         -----
Balances at
December 31, 1999       3,344,066      3,344       238,007   4,117,500       3,872,843      (2,652,644)   (850,952)

Issuance of common
stock for services         40,000         40        89,960

Issuance of common
stock                     284,166        284

Exercise of stock
options                 1,025,895      1,026       297,024

Purchase of treasury
stock in connection
with stock
appreciation rights       (20,951)                                                                                       (293,312)

Payment of
subscription
receivable                                                                                                 850,000

Acquisition of
WebIPA, Inc.            1,200,000    $ 1,200       $ 3,833

Issuance of
preferred stock                                                146,000         146,000

Issuance costs                                                                (206,750)


Conversion of
convertible notes


                               Total
                               -----
                          Shareholders'
                          -------------
                             Equity
                             ------
                            (Deficit)
                            ---------
Net loss for the
year ended
December 31, 1999          (2,341,237)
                           ----------
Balances at
December 31, 1999           $ 610,598

Issuance of common
stock for services             90,000

Issuance of common
stock                             284

Exercise of stock
options                       298,050

Purchase of treasury
stock in connection
with stock
appreciation rights          (293,312)

Payment of
subscription
receivable                    850,000

Acquisition of
WebIPA, Inc.                    5,033

Issuance of
preferred stock               146,000

Issuance costs               (206,750)


Conversion of
convertible notes

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000

                                                                   5% Series A Convertible
                                                                  -----------------------
                            Common Stock          Additional          Preferred Stock        Retained
                            ------------          ----------          ---------------        --------
                         Number      $ 0.001       Paid In       Number                      Earnings   Subscription      Treasury
                         ------      -------       -------       ------                      --------   ------------      --------
                        of Shares     Value        Capital     of Shares      $0.00 Par      (Deficit)   Receivable         Stock
                        ---------     -----        -------     ---------      ---------      ---------   ----------         -----
payable                   320,000      $ 320      $399,680

Exercise of stock
options                    20,000       $ 20      $ 15,980

Exercise of stock
warrants                  481,834      $ 482      $963,186

Exercise of stock
warrants                  187,954      $ 188           $ -                                                  $ (188)

Conversion of
preferred stock to
common stock               66,667       $ 67      $ 99,933    (100,000)      $(100,000)

Conversion of notes
payable to common
stock                      91,608       $ 92      $206,026

Issuance of common
stock for services         70,990       $ 71      $188,784

Issuance of common
stock, net of issuance    192,500      $ 192      $346,308
costs of $38,500

Issuance of preferred
stock for services                                             126,781       $ 190,172

Conversion of notes
payable to preferred
stock                                                           66,667       $ 100,000

Net (loss) for the
Nine months ended
September 30, 2000                                                                          (4,896,641)
                        ---------     -----        -------     ---------      ---------     ----------   ----------         -----

                               Total
                               -----
                          Shareholders'
                          -------------
                             Equity
                             ------
                            (Deficit)
                            ---------
payable                       400,000

Exercise of stock
options                        16,000

Exercise of stock
warrants                      963,668

Exercise of stock
warrants                            -

Conversion of
preferred stock to
common stock                       (0)

Conversion of notes
payable to common
stock                         206,118

Issuance of common
stock for services            188,855

Issuance of common
stock, net of issuance        346,500
costs of $38,500

Issuance of preferred         190,172
stock for services

Conversion of notes
payable to preferred
stock                         100,000

Net (loss) for the
Nine months ended
September 30, 2000         (4,896,641)
                           ----------

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000

                                                                 5% Series A Convertible
                                                                -----------------------
                         Common Stock           Additional          Preferred Stock        Retained
                         ------------           ----------          ---------------        --------
                       Number      $ 0.001       Paid In       Number                      Earnings   Subscription      Treasury
                       ------      -------       -------       ------                      --------   ------------      --------
                      of Shares     Value        Capital     of Shares      $0.00 Par      (Deficit)   Receivable         Stock
                      ---------     -----        -------     ---------      ---------      ---------   ----------         -----
Balances at
September 30, 2000    7,304,729    $ 7,326    $2,848,721   4,356,948      $4,002,265     $(7,549,285)   $ (1,140)    $ (293,312)
                      =========    =======    ==========   =========      ==========     ===========    =========    ==========



                               Total
                               -----
                          Shareholders'
                          -------------
                             Equity
                             ------
                            (Deficit)
                            ---------
Balances at
September 30, 2000         $ (985,425)
                           ==========

   The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the nine months ended          For the three months ended
                                                                   September 30                       September 30
                                                           ---------------------------         ----------------------------
                                                              2000             1999               2000              1999
                                                              ----             ----               ----              ----
     Revenue - sales, net                                   $ 51,914       $ 1,156,937         $ 11,154           $ 244,536

     Cost of sales                                            43,436           821,803           (3,088)            187,279
                                                            --------       -----------         --------           ---------
     Gross margin                                              8,478           335,134           14,242              57,257
                                                            --------       -----------         --------           ---------
     Other expenses
       Salaries, benefits and related taxes                2,373,022           426,067          861,694             194,801
       Rent                                                  203,250            44,903           40,842              17,349
       Consulting - medical advisory                         117,667           159,345           28,667             159,345
       Consulting - marketing sales                           83,033           198,780            6,000             (11,322)
       Consulting - product development                       59,365             6,036           22,945               6,036
       Legal and professional fees                           533,047            84,301          127,069              13,027
       Travel                                                331,671           206,234           21,228             100,544
       Telephone and internet                                167,821            29,613           26,474              20,135
       Factoring fees                                            -0-             4,571              -0-                  71
       Selling, general and administrative                   527,362           206,242          119,840              52,461
       Interest expense, net                                  62,492            51,077           20,512              21,638
       Depreciation and amortization                         291,468           224,176           96,999              84,780
                                                            --------       -----------         --------           ---------
     Total other expenses                                  4,750,198         1,641,345        1,372,270             658,865

     (Loss) before taxes and preferred dividends          (4,741,720)       (1,306,211)      (1,358,028)           (601,608)

     Income tax expense (benefit)                                -0-               -0-              -0-                 -0-

     Preferred stock dividends                              (154,921)              -0-          (53,353)                -0-
                                                            --------       -----------         --------           ---------
     Net (loss)                                          $(4,896,641)     $ (1,306,211)    $ (1,411,381)         $ (601,608)
                                                         ===========      ============     ============          ==========
     Net (loss) per share                                    $ (0.82)          $ (0.79)         $ (0.21)            $ (0.32)
                                                         ===========      ============     ============          ==========
     Weighted average number of
     shares outstanding                                    5,975,431         1,655,612        6,782,576           1,895,247
                                                         ===========      ============     ============          ==========

The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the nine months ended
                                                                                  September 30
                                                                       ----------------------------------
                                                                           2000                 1999
                                                                       ------------           -----------
      CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                       $ (4,896,641)          $(1,306,211)
      Adjustment to reconcile net loss to net cash
        provided by (used in) operating activities
        Common stock issued for services                                    278,855                    -0-
        Preferred stock issued for services                                 190,172                    -0-
        Accrued placement agent fee                                         (38,500)                   -0-
        Depreciation and amortization                                       291,468               224,176
        Changes in operating assets and liabilities, net of
           effects of acquisition of Education
           Navigator, Inc. (EdNav)
           Accounts receivable                                              (38,411)               42,002
           Inventory                                                          5,496                 3,082
           Due from placement agent                                             -0-                    -0-
           Prepaid expenses                                                 (12,494)                   -0-
           Shareholder loans                                                  3,406                    -0-
           Other assets                                                     (12,842)                2,500
           Accounts payable and accrued expenses                            938,396              (146,167)
           Sales tax payable                                                 (1,818)              (28,505)
           Deferred revenue                                                  39,376                    -0-
           Due to factoring agent                                               -0-              (139,012)
                                                                       ------------           -----------
      Net cash provided by (used in) operating activities                (3,253,537)           (1,348,135)
                                                                       ------------           -----------
      CASH FLOWS FROM INVESTING ACTIVITIES
        Equity investment in European Medical Networks                     (335,000)                   -0-
        Purchase of WebIPA                                                    5,033                    -0-
        Purchase of property and equipment                                 (333,911)             (222,808)
                                                                       ------------           -----------
      Net cash provided by (used in) investing activities                  (663,878)             (222,808)

      CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from convertible notes                                     -0-               742,875
        Proceeds from notes payable                                         680,000                    -0-
        Proceeds from the issuance of preferred stock,
        net of issuance costs                                               789,250             1,244,910
        Issuance of common stock                                            385,284               103,595
        Proceeds from stock warrant exercise                                963,668                    -0-
        Proceeds from stock option exercise                                  20,739                    -0-
        Payments on notes payable                                           (45,000)             (377,500)
                                                                       ------------           -----------
      Net cash provided by financing activities                           2,793,941             1,713,880
                                                                       ------------           -----------

      Net increase (decrease) in cash and cash equivalents               (1,123,475)              142,937
      Cash and cash equivalents at beginning of period                    1,127,263                44,373
                                                                       ------------           -----------
      Cash and cash equivalents at end of period                       $      3,789           $   187,310
                                                                       ============           ===========
      Supplemental disclosures of cash flow information:
        Cash paid during the period for:
           Income taxes                                                $        -0-           $      -0-
                                                                       ============           ==========
           Interest                                                    $     26,736           $   27,982
                                                                       ============           ==========

      Non Cash Investing and Financing Transactions;                September 30, 2000
                                                                       ------------
        Acquisition of all of the outstanding common
        stock of WebIPA, Inc. during the quarter
        ended March 31, 2000
           Assets acquired, fair value                                 $      5,033
           Cash acquired                                                      5,033
                                                                       ------------
           Net cash paid for acquisition                               $        -0-
                                                                       ============

        During the quarter ended June 30, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock.

        During the six months ended June, 2000, 1,018,604 incentive stock options were excercised. The options were excercised utilizing stock appreciation rights. The net proceeds to the company would have been $293,312. The company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights.

The accompanying notes are an integral part of these financial statements.

NOTE 1:           ORGANIZATION AND NATURE OF OPERATIONS
                  -------------------------------------

                  OmniComm Systems, Inc. (the Company) was originally incorporated in Florida in February 1997. The Company provides Internet based database applications that integrate significant components of the clinical trial process, including the collection, compilation and validation of data over the Internet. The Company's primary products include TrialMaster(R) and WebIPA(TM).

NOTE 2:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  CASH AND CASH EQUIVALENTS
                  -------------------------

                  Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying balance sheets approximates fair value.

                  CONSOLIDATION
                  -------------

                  The Company's accounts include those of its two wholly owned subsidiaries, OmniCommerce and OmniTrial B.V. All significant intercompany transactions have been eliminated in consolidation.

                  ACCOUNTS RECEIVABLE
                  -------------------

                  Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

                  EARNINGS PER SHARE
                  ------------------

                  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously fully diluted earnings per share calculation method. SFAS 128 became effective December 31, 1997.

                  Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,975,431 and 1,655,612 for the nine months ended September 30, 2000 and 1999; and 6,782,576 and 1,895,247 for the three months ended September 30, 2000 and 1999 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,049,669 shares of common stock at prices ranging from $.25 to $6.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

                  5% SERIES A CONVERTIBLE PREFERRED STOCK
                  ---------------------------------------

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

                  ADVERTISING
                  -----------

                  Advertising costs are expensed as incurred. Advertising costs were $126,093 and $2,197 for the nine months ended September 30, 2000 and 1999 respectively.

                  Reclassifications
                  -----------------

                  Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

                  INTANGIBLE ASSETS AND GOODWILL
                  ------------------------------

                  Included in Intangible Assets are the following assets:

                                                             September 30, 2000
                                                             ------------------
                                                                Accumulated
                                                                -----------
                                                       Cost     Amortization
                                                       ----     ------------
                  Covenant not to compete            $120,000    $ 120,000
                  Software development costs           87,500       65,625
                  Organization costs                      539          494
                  Debt acquisition costs              119,625       41,869
                  Trademarks                            1,363            0
                  Patents                               4,901            0
                                                    ---------    ---------
                                                     $333,928    $ 227,988
                                                    =========    =========


                                                              December 31, 1999
                                                              -----------------
                                                                 Accumulated
                                                                 -----------
                                                      Cost      Amortization
                                                      ----      ------------
                  Covenant not to compete           $ 120,000    $  90,000
                  Software development costs           87,500       43,750
                  Organization costs                      539          360
                  Debt acquisition costs              119,625       23,925
                                                    ---------    ---------
                                                    $ 327,664    $ 158,035
                                                    =========    =========

                  The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three-year period, as that is the expected life of the various products. Amortization expense was $30,000 on the covenant not to compete, and $21,875 for software development costs for the nine months ended September 30, 2000.

                  During the first nine months of 1999, the Company issued Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years. Amortization expense of the debt acquisition costs totaled $17,944 for the nine months ended September 30, 2000.

                  Included in Goodwill, as a result of the EdNav acquisition at September 30, 2000 and December 31, 1999 is the cost of $475,665 and accumulated amortization of $356,749 and $237,833 respectively. The goodwill is being amortized ratably over a period of three years. Goodwill amortization totaled $118,916 for the nine months ended September 30, 2000.

                  PROPERTY AND EQUIPMENT, AT COST
                  -------------------------------

                  Property and equipment consists of the following:

                                             September 30, 2000           December 31, 1999
                                           -----------------------     ------------------------
                                                       Accumulated                 Accumulated
                                                      ------------                 ------------
                                              Cost    Depreciation      Cost       Depreciation
                                           ---------  ------------     --------    ------------
                  Computer and
                  Office equipment           440,858    $ 79,660       $195,340      $30,146
                  Leasehold
                  Improvements                 1,699         114              0            0
                  Computer software          228,262      48,596        167,220        1,034
                  Office furniture            49,093       7,193         23,070        1,267
                                           ---------    --------       --------      -------

                                           $ 719,912    $135,563       $385,630      $32,447
                                           =========    ========       =========     =======

                  Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

                  Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for leasehold improvements, equipment and furniture and 3 years for software.

                  Depreciation expense for the nine months ended September 30, 2000 and 1999 was $99,539 and $20,307 respectively.

                  REVENUE RECOGNITION POLICY
                  --------------------------

                  The Company recognizes sales, for both financial statement and tax purposes, when its products are shipped and when services are provided.

                  ESTIMATES IN FINANCIAL STATEMENTS
                  ---------------------------------

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

                  INCOME TAXES
                  ------------

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

                  STOCK OPTION PLAN
                  -----------------

                  In 1998 the Company initiated a stock option plan. The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.

                  During the second and third quarters of 1999, the Company issued 86,377 and 68,000, respectively, common shares to employees and advisors under its stock bonus arrangement. The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. In accordance with this method, the Company recognized expense of $56,145 and $44,200, respectively, during the second and third quarters of 1999, and $41,980 during the third quarter of 2000.

                  As of September 30, 2000 the Company had issued 4,049,677 options to purchase common stock at prices ranging from $0.25 to $6.50 per share with expiration dates through December 16, 2010.

NOTE 3:           OPERATIONS AND LIQUIDITY
                  --------------------------

                  The Company has incurred substantial losses in 1999 and 2000. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt. The inability of the company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

                  The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2000, there is doubt about the Company's ability to continue as a going concern.

                  Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2000.

NOTE 4:           ACQUISITION
                  -----------

                  WebIPA, Inc. Acquisition
                  ------------------------
                  On February 9, 2000, the Company acquired WebIPA, Inc., a Florida corporation pursuant to an Agreement and Plan of Acquisition dated January 26, 2000. In consideration of receiving all of the issued and outstanding shares of WebIPA Inc., OmniComm issued 1,200,000 restricted shares of common stock to the shareholders of WebIPA Inc.

NOTE 5:           EQUITY INVESTMENT
                  -----------------

                  European Medical Network (EMN) Investment, at cost
                  --------------------------------------------------
                  On March 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows:
                  $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN's shareholders entered into an agreement that provided for the Company to have one seat on EMN's board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

                  On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. However, on July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renogiatiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting.


NOTE 6:           NOTES PAYBLE
                  ------------

                  Education Navigator
                  -------------------
                  As of September 30, 2000, the Company owed $157,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2000 is $177,500. At August 15, 2000 the Company was in default under the terms of the promissory note governing the debt. In accordance with the terms of the promissory notes the Company will pay a late charge equal to 5% of the $177,500 due at maturity, June 26, 2000. In addition, the interest rate on the note will increase to the maximum rate allowed by law in the State of Florida.

                  Short-term Borrowings
                  ---------------------
                  At September 30, 2000 the Company owed $355,000 under short-term notes payable. The notes bear interest at rates ranging from 8% to 12%. The average term of the promissory notes is 40 days. One of the notes is collateralized by common stock owned by an Officer of the Company, the other three notes are not collateralized. The note holders were granted stock warrants in the Company at a price of $2.25 per share. As of September 30, 2000 the Company was in default on the two of the notes with face value amounts of $200,000 and principal owed of approximately $175,000.

NOTE 7:           CONVERTIBLE NOTES
                  -----------------

                  During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of September 30, 2000 approximately $400,000 of the Convertible Notes had been converted into 320,000 shares of common stock of the Company.

NOTE 8:           COMMITMENTS AND CONTINGENCIES
                  -----------------------------

                  The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                                    2000    $ 38,221
                                    2001     142,341
                                    2002     139,965
                                    2003           0
                                    2004           0
                                            --------
                                    Total   $320,527
                                            ========

                  In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 9:           RELATED PARTY TRANSACTIONS
                  --------------------------

                  The Company was owed $0 and $3,406 at September 30, 2000 and December 31, 1999, respectively, from a shareholder. The interest rate was 6% annually.

NOTE 10:          POST-RETIREMENT EMPLOYEE BENEFITS
                  ---------------------------------

                  The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 11:          INCOME TAXES
                  ------------

                  Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:


                                                        9/30/00      9/30/99
                  Current tax expense (benefit):
                     Income tax at statutory rates  $        -0-  $        -0-
                  Deferred tax expense (benefit):
                     Amortization of goodwill and
                       Covenant                         (72,458)      (25,038)
                  Operating loss carryforward        (1,792,607)      (10,154)
                                                    ------------  -----------
                                                      1,865,065        35,192
                  Valuation allowance                (1,865,065)      (35,192)
                                                    ------------  -----------
                  Total tax expense (benefit)       $        -0-  $        -0-
                                                    ============  ===========

                  The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                        9/30/00      12/31/99
                  Deferred tax assets:
                   Amortization of intangibles      $   226,120      $153,662
                   Operating loss carryforwards       2,716,356       923,749
                                                    -----------   -----------
                     Gross deferred tax assets        2,942,476     1,077,411
                     Valuation allowance             (2,942,476)   (1,077,411)
                                                    -----------   -----------
                     Net deferred tax asset         $        -0-  $        -0-
                                                    -----------   -----------

NOTE 12:          INTERIM FINANCIAL REPORTING
                  ---------------------------

                  The unaudited financial statements of the Company for the period from January 1, 2000 to September 30, 2000 and January 1, 1999 to September 30, 1999 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues:

Total revenues decreased to $51,914 from $1,156,937 for the nine months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. The substantial decrease in revenue can be attributed to the Company changing its focus from computer systems integration to the development and marketing of Internet based database products for the clinical trial industry.

All of the Company's revenue for 1999 can be attributed to its systems integration business. The Company has earned approximately $4,167 in revenue from its clinical trial operations during fiscal 2000. The Company anticipates that substantially all of its future revenues will come from the sale and servicing of its Internet based solutions to the clinical trial industry. Revenue sources will include short and long-term consulting engagements associated with the Company's on-going pharmaceutical and health care industry clients.

Cost of Sales:

Total cost of sales decreased to $43,436 from $821,803 for the nine months ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales can be attributed to the Company's decision to redeploy its resources to the development and marketing of the TrialMaster Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in strategic focus and therefore a corresponding decrease in cost of goods sold. The Company anticipates that its cost of sales will increase as it increases revenues generated from its clinical trial operations.

Other Expenses:

Salaries and Wages. Salaries and wages increased to $2,373,022 from $426,067 for the nine month period ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has twenty seven employees compared to fifteen for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $1,230,104 from $491,563 for the first nine months of the fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster and WebIPA systems. The Company experienced increases in its, travel and general and administrative expenses in connection with its decision to execute its Internet strategy. The Company incurred significantly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. Rents increased during the first nine months in fiscal 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $533,047 from $84,301 for the first nine months of fiscal 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to Investment Banking and Financial Advisory fees paid to an investment bank in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

Independent Consultants. Independent consulting expenses decreased to $260,065 from $364,161 for the nine months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease can be attributed to a decrease in marketing fees that was created by hiring one of the Company's consultants as an employee, offset by an increase in Product Development Consulting Fees. The Company retained the services of independent programmers to assist in finalizing certain software issues related to its software applications. In addition, the Company continues to retain the services of consultants to assist in developing marketing strategies for the marketing and sales of the TrialMaster system and WebIPA systems. The Company has established a medical advisory board and the members are paid monthly retainers ranging from $1,000 to $8,333 per month.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $3,789 from $1,127,263 during the first nine months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first nine months of fiscal 2000, the Company's investment in European Medical networks of $335,000, and the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock, from the exercise of common stock warrants associated with the Series A Preferred shareholders, and from funds received through bridge financing in the form of interest bearing debt.

The Company generated a loss of $4,896,641 from operations during the first nine months of fiscal year 2000 compared to a loss of $1,306,211 for the corresponding period in 1999. The losses can be primarily attributed to the increased expenses associated with the development and marketing of the TrialMaster and WebIPA systems. The Company has incurred increased expenses in salaries and wages, consulting fees, travel and professional fees in connection with developing and marketing the Company's Internet based products.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of TrialMaster and WebIPA systems. Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2000. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues:

Total revenues decreased to $11,154 from $244,536 for the three months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue can be attributed to the Company moving its focus away from computer systems integration to the development and marketing of Internet based database products. The Company began the shift away from systems integration during the second quarter of fiscal 1999. The Company's transition to an Internet development and marketing oriented business had been completed by the end of fiscal 1999.

All of the Company's revenue for 1999 were attributable to its systems integration business. The Company earned approximately $4,167 in revenue from its clinical trial oriented businesses during the three months ended September 30, 2000.

Cost of Sales:

Total cost of sales decreased to $(3,088) from $182,279 for the three months ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales can be attributed to the Company's decision to redeploy its resources to the development and marketing of the TrialMaster Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in its strategic focus and therefore a corresponding decrease in cost of goods sold. The Company does not anticipate any substantial increases in the cost of sales from its computer systems integration business.

Other Expenses:

Salaries and Wages. Salaries and wages increased to $861,694 from $194,801 for the three month period ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has twenty seven employees compared to fifteen for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster(TM) and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $208,384 from $190,560 for the three months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. The increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster and WebIPA systems. The Company experienced a decrease in its, travel expenses as it worked to limit its operating expenses during the quarter. The Company incurred slightly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. The Company anticipates that telephone and Internet access charges will continue to grow on an absolute dollar basis as it continues to expand its Internet businesses. Rents increased during the three months ended September 30, 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $127,069 from $13,027 for the three months ended September 30, 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to investment banking and financial advisory fees paid to an investment bank in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

Independent Consultants. Independent consulting expenses decreased to $57,612 from $154,059 for the three months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease can be attributed to a decrease in Medical Advisory fees offset by an increase in Product Development Consulting Fees. The Company retained the services of independent programmers to assist in finalizing certain software issues related to the application. In addition, the Company continues to retain the services of consultants to assist in developing marketing strategies for the marketing and sales of the TrialMaster(TM) system and WebIPA systems. The Company has established a medical advisory board and the members are paid monthly retainers ranging from $1,000 to $8,333 per month.

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         In the Circuit Court of the 11th Judicial Circuit Court in and for Miami-Dade County, Florida, SPP Real Estate, Inc. filed suit on May 24, 2000 for damages and other relief against OmniComm Systems, Inc. alleging OmniComm's breach of a lease for real property. The parties have reached a settlement of their claims and are in the final stages of executing that settlement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

         27.1 Financial Data Schedule

(b) Reports on Form 8-K

         On February 9, 2000 the company filed a current report on Form 8-K dated February 9, 2000 reporting items 1,2,5,6 and 7 in connection with its acquisition WebIPA, Inc. pursuant to an Agreement and Plan of Acquisition dated January 26, 2000

         On March 6, 2000 the company filed a current report on Form 8-K dated March 6, 2000 reporting items 1,2,5,6 and 7 in connection with its preliminary agreement to acquire 25% of the current stock equity of Medical Network EMN Ltd. for cash and restricted common stock of Omnicomm.

         On June 30, 2000 the company filed a current report on Form 8-K dated June 30, 2000 reporting items 5 and 7 in connection with organizational changes occurring on that date. The Company announced that Cornelis F. Wit a member of the Company's Board of Directors had been named interim CEO. The Company also announced that Peter S. Knezevich had been replaced as CEO and would remain on as Director of the Company.

         On September 20, 2000 the company filed a current report on Form 8-K dated July 31, 2000 reporting items 5 and 7 in connection organizational changes occurring on that date. The Company announced that David Ginsberg, D.O. had been named President and CEO. The Company also announced that Peter S. Knezevich had resigned as a Director of the Company as of August 1, 2000. The Company announced at the same time the closing of its wholly owned European subsidiary, OmniTrial B.V.. On September 5, 2000 OmniTrial applied for bankruptcy in The Netherlands and a Trustee was appointed by a Dutch bankruptcy court to liquidate its assets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    OMNICOMM SYSTEMS, INC.
                                                               Registrant

Date: November 20, 2000

                                                  /s/ David Ginsberg, D.O.
                                                  ------------------------
                                                       David Ginsberg,D.O.
                                                             President and
                                                   Chief Executive Officer


                                                     /s/ Ronald T. Linares
                                                     ---------------------
                                                         Ronald T. Linares
                                                        Vice President and
                                                       Chief Financial and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION
-----------      -----------

   27.1          Financial Data Schedule