Form 10QSB/A
period 2000-09-30
OMNICOMM SYSTEMS INC
filed 2000-12-28
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB-A/1

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

NOTE 11: INCOME TAXES

         Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                    9/30/00          9/30/99
                                                  -----------       ----------
         Current tax expense (benefit):
                  Income tax at statutory rates   $       -0-       $      -0-
         Deferred tax expense (benefit):
                  Amortization of goodwill and
                    Covenant                          (72,458)         (25,038)
         Operating loss carryforward               (1,792,607)         (10,154)
                                                  -----------       ----------
                                                    1,865,065           35,192
         Valuation allowance                       (1,865,065)         (35,192)
                                                  -----------       ----------
         Total tax expense (benefit)                      -0-              -0-
                                                  ===========       ==========

         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                    9/30/00           12/31/99
                                                  -----------       -----------
         Deferred tax assets:
           Amortization of intangibles            $   226,120       $   153,662
           Operating loss carryforwards             2,716,356           923,749
                                                  -----------       -----------
                 Gross deferred tax assets          2,942,476         1,077,411
                 Valuation allowance               (2,942,476)       (1,077,411)
                                                  -----------       -----------
                 Net deferred tax asset                   -0-               -0-
                                                  ===========       ===========

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

                                               OMNICOMM SYSTEMS, INC.
                                               Registrant

Date: December 28, 2000

                                               /s/ David Ginsberg, D.O.
                                               -------------------------------
                                               David Ginsberg,D.O.
                                               President and
                                               Chief Executive Officer

                                               /s/ Ronald T. Linares
                                               -------------------------------
                                               Ronald T. Linares
                                               Vice President and
                                               Chief Financial and
                                               Chief Accounting Officer