Form 10KSB
period 2000-12-31
OMNICOMM SYSTEMS INC
filed 2001-04-17
CIK 1034592

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-25203

                             OmniComm Systems, Inc.
                             ----------------------
                 (Name of small business issuer in its charter)

              Delaware                                 11-3349762
              --------                                 ----------
      (State of incorporation)                 (IRS employer Ident. No.)

       3250 Mary Street, Suite 402, Miami, FL           33133
       --------------------------------------           -----
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $70,976

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,170,919 (based upon the closing price of $0.41 per common share on April 5, 2001).

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 7,953,627. The number of shares outstanding of the issuer's class of preferred equity (5% Series A Convertible Preferred), as of December 31, 2000: 4,260,224.

                           FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-KSB that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-KSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-KSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

Coral and OmniComm Systems, Inc. (the "Company" or "OmniComm") entered into an Agreement and Plan of Merger on July 22, 1998. The terms of the agreement provided that all of the issued and outstanding shares of OmniComm Systems, Inc. would be exchanged for 940,000 shares of common stock of Coral. The officers and directors of Coral would resign and the name of Coral would be changed to OmniComm Systems, Inc. Further, as part of the plan of merger, the five OmniComm shareholders would receive options representing an additional 2,687,000 shares of common stock of the Company. The options would vest in the event the Company generates $4,000,000 in gross revenue on a cumulative basis. The issuance of the shares subject to the options would cause substantial dilution to the existing shareholders.

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

OMNITRIAL B.V. BANKRUPTCY

OmniTrial B.V., a wholly owned subsidiary of the Company, was incorporated on October 15, 1999, in The Netherlands. On August 28, 2000, the Board of Directors of the Company voted to authorize David Ginsberg, D.O., it's President and Chief Executive Officer, to vote on any resolution pertaining to OmniTrial, including approval of a bankruptcy filing. On August 30, 2000, the Board of Directors of OmniTrial issued a written consent to apply for bankruptcy, which was instituted in The Netherlands on or about September 6, 2000. A liquidating trustee was appointed and the case is still pending as of this date.

The Company requested that the bankruptcy trustee return to the Company several computer servers, which the Company claimed it owned separately from OmniTrial. The bankruptcy trustee refused to return the servers and alleged that the Company caused the bankruptcy due to its mismanagement of OmniTrial. The Company is currently attempting to negotiate a settlement with the trustee. If the Company is unable to settle the matter with the trustee, it intends to contest the outstanding matters in the bankruptcy court in The Netherlands.

BUSINESS OF ISSUER

THE CLINICAL TRIALS OPPORTUNITY

With increasing pressure to be first to market, sponsors of clinical studies have been undertaking a comprehensive re-examination of every phase of drug and medical device development. The process includes exploring new approaches to discovery, continues by identifying therapeutic targets that optimize core competencies, and finishes by moving compounds more quickly into and through better designed global clinical trials. Achieving this ambitious goal requires modifying many traditional approaches to drug and medical device development.

Large pharmaceutical companies are using a combination of approaches at every step. To access new technologies that can lead to pipelines full with promising new therapies, sponsors are increasing the headcount in the Research and Development phase while continuing to make strategic alliances and licensing agreements with biotechnology firms. The need to conduct faster trials creates significant outsourcing opportunities for various types of contract services.

Even dollar-conscious sponsors see outside contractors as partners in shortening the clinical trials process. Outside contractors offer an attractive global infrastructure, allow sponsors to shift fixed costs, and provide a way for sponsors to manage peaks and valleys in the research pipeline. If the promise of technology results in the development of new chemical entities, sponsors need structured processes to send the successful ones through well-designed and efficient clinical trials to yield clean data.

Although the pharmaceutical industry is very healthy, it is currently in flux. The requirements of sponsors are changing as technology evolves and competition increases. Since all dollars flow from the sponsors, contract service providers continue to reinvent themselves to suit the markets changing needs. Part of this process requires that stumbling blocks be acknowledged and addressed. Despite recent passage of the FDA Modernization Act that shortens FDA review time, studies are actually getting longer, more complex and more costly. Case report forms, remote data entry and remote data capture lack industry standards. Investigators and doctors who view conducting clinical trials as a way to make easy money typically underestimate the requisite effort and cost of studies.

As an application software provider ("ASP"), OmniComm's portal technology, TrialMaster(TM), places the Company in a unique position to leverage the rapid transformation taking place in the market and become a market leader in the ownership and operation of proprietary software applications urgently needed to streamline and modernize the clinical trials industry.

OmniComm Systems, Inc. is marketing and implementing TrialMaster and WebIPA(R). TrialMaster and WebIPA are Internet based approaches that integrate the significant components of the clinical trial process - trial management and doctor/patient recruitment - into a seamless connection between industry, doctors, and patients.

The critical component in bringing a drug or medical device to market is the process by which approval is sought to market the drug or device. The amount of money and time spent on the process are enormous. The following points are illustrative of the business process:

         o        It can cost as much as $600 million to bring a drug to market
         o        50% of clinical trials are delayed due to a lack of patients
         o For every day Viagra(R) was in clinical trials Pfizer lost approximately $5,000,000 a day
         o In the United States less than 4% of the doctors and less than 2% of the eligible patients are involved in clinical trial

A fundamental way that the Internet is transforming business is the way in which it changes institutional business processes such as clinical trials. The Internet enables information to be easily and widely distributed and allows the users of the information to use tools - web-based applications - to benefit from and use the information.

The Company's current business strategy focuses on the continued development, marketing and sale of its TrialMaster product. The Company believes the domestic clinical trial industry with its inherent inefficiencies, vast size and considerable growth afford the greatest opportunity for revenue growth. The Company expects to devote the majority of its human and capital resources to TrialMaster over the next 12 to 18 months

CLINICAL TRIAL INDUSTRY OVERVIEW

Worldwide research and development expenditures by the pharmaceutical and biotechnology industries reached an estimated $50 billion in 1999 with $24 billion being spent by US based pharmaceutical and medical device companies. Further, research and development expenditures in 1999 for the top 50 pharmaceutical companies increased approximately 14% from the previous year. It is estimated that pre-clinical and clinical trial costs represent approximately one-third of the total spent on research and development.

Preclinical and clinical trials historically were performed almost exclusively by in-house personnel at the major pharmaceutical companies. Over the last two decades pharmaceutical companies have transitioned to a model that includes the outsourcing of clinical trial management to clinical research organization's ("CRO"), which has resulted in significant growth in the outsource contract segment of the clinical trials industry.

The Company believes that certain industry and regulatory trends have led pharmaceutical, biotechnology, cosmetic and medical device companies to increase research and development for proprietary new drugs, cosmetics and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs. The trends driving the industry's growth can be summarized as follows:

Increasing Cost Containment Pressures. The increasing pressure to control rising health care costs, and the penetration of managed health care and health care reform, have caused changes in the pharmaceutical industry. A number of pharmaceutical companies have publicly committed to hold net effective price increases in line with inflation. In the area of clinical development, many pharmaceutical and biotechnology companies are seeking to reduce the high fixed costs associated with peak-load staffing by reducing internal clinical staff and relying on a combination of internal resources and external resources thereby shifting fixed costs to variable costs.

Managed Care. Managed care providers and insurance carriers have become major participants in the delivery of pharmaceuticals along with pharmacy benefits organizations. These companies limit the selection of drugs from which affiliated physicians may prescribe, thus increasing the competition to develop more effective products in a shorter time frame.

Consolidation. As pharmaceutical companies seek to create economies of scale, there have been several large mergers within the industry, and as a result of these mergers, the pharmaceutical industry has experienced large scale employee lay-offs and cutbacks.

Competitive And Regulatory Factors. Factors such as competition from generic drugs following patent expiration, more stringent regulatory requirements and the increasing complexity of clinical trials have resulted in increasing market pressure on profit margins.

Globalization of Clinical Research and Development. Due to the increasing cost of new drug development, many projects that are not expected to achieve sufficient annual worldwide revenue are abandoned. Pharmaceutical companies are increasingly attempting to maximize returns from their drugs by pursuing regulatory approvals in multiple countries simultaneously rather than sequentially. A pharmaceutical company seeking approval in a country in which it lacks experience or internal resources will frequently turn to an outsource vendor for assistance in interacting with regulators or in organizing and conducting clinical trials.

Complex and Stringent Regulation; Need for Technology Capabilities. Increasingly complex and stringent regulatory requirements have increased the volume of data required for regulatory filings and escalated the demand for data collection and analysis during the drug development process. In recent years, the FDA and the corresponding regulatory agencies of Canada, Japan and Europe have commenced discussions to develop common standards for preclinical and clinical studies and the format and content of applications for new drug approvals. Further, the FDA encourages the use of computer-assisted filings in an effort to expedite the approval process. As regulatory requirements have become more complex, the pharmaceutical and biotechnology industries are increasingly outsourcing to leverage data management expertise, technological capabilities and global presence.

Escalating Research and Development Expenditures. R&D expenditures in 1998 for the major pharmaceutical companies in the world increased approximately 14% from the previous year. Such expenditures have resulted from an increased emphasis on developing effective products for the treatment of chronic disorders and life threatening acute conditions such as infectious diseases. One of the reasons the cost of developing therapies for chronic disorders, such as arthritis, Alzheimer's disease and osteoporosis is higher is because the treatments must be studied for a longer period to demonstrate their effectiveness in curbing the chronic disorder and to determine any possible long-term side effects.

Reducing Drug Development Time Requirements. Pharmaceutical and biotechnology companies face increased pressure to bring new drugs to market in the shortest time, thereby reducing costs, maintaining market share and speeding revenue production. Currently, total development of a new drug takes approximately 8 to 12 years, a significant portion of a drug's 20 year period for protection under U.S. patent laws. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development and maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities. Some pharmaceutical companies are beginning to contract with organizations to conduct preclinical and all phases of clinical trials for new product programs rather than contracting phases of drug development to several different companies.

New Drug Development Pressures. R&D expenditures have increased as a result of the constant pressure to develop and patent products, and to respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions. In response to this pressure, trial sponsors are outsourcing preclinical/clinical trials in order to use internal resources to develop additional drugs.

Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it which require FDA approval have grown substantially over the past decade. Many biotechnology companies have chosen not to expend resources to develop sufficient staff or expertise to conduct clinical trials in-house, but rather have utilized outside providers to perform these services.

These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

RECENT TRENDS IN THE PHARMACEUTICAL INDUSTRY

The pharmaceutical and CRO industry is experiencing 11-20% annual growth. At this point, the industry seems to grow from its own momentum, fueled by the demographics of an aging population and the changing demands of pharmaceutical, biotech and medical device sponsors.

Discovering and developing new chemical entities is the life-force of the pharmaceutical and biotechnology industries. Without them, Research and Development has no purpose. Currently, it is estimated that there are about 4,700 pharmaceutical compounds and 1,000 biotech compounds in pre-clinical studies, and 2,900 pharmaceutical and 1,000 biotech candidates in some phase of clinical development or regulatory review.

Suddenly, technology has created the possibility that sponsors can dramatically increase the number of new chemical entities they discover and slate for development. This capability could not have come at a better time. Sponsors need many new chemical entities ("NCEs") in their pipelines so that a stream of innovative products can be generated to feed investors' demands for sustained double-digit earnings growth. The current thinking is that drug companies will have to become about three times as productive to grow 10% annually. PhRMA's March 1997 survey says that big pharmaceutical companies require three target NCEs annually, medium-sized companies require two, and small companies require at least one just to maintain revenue growth in a highly competitive environment.

Some sponsors have set annual targets for the number of products to come to market. Bristol-Myers Squibb plans to double the number of drugs it has in early development, and then double that number again by 2003. Also, the company hopes to introduce two products a year through 2000, and three annually by 2003. Currently, Bristol-Myers Squibb launches approximately one new drug annually. Glaxo Wellcome Inc.'s goal is to introduce three new drugs per year. In December 1999, the company issued a statement that it expected eighteen NCEs to have entered exploratory development, compared to only six in 1994.

The fact that Research and Development budgets are at all time highs suggests that companies are seriously exploring innovative high tech methods for the discovery process. According to a September 1997 article, "Their Growth Has Just Begun," pharmaceutical and biotechnology companies anticipated spending an $33 billion on R&D in 1997. Of that, $16.32 billion was spent on clinical development.

The reality is that despite tremendous R&D expenditures, the industry has been slow to invest in new technologies. Industry observers estimate that the industry spends only about $600 million, or 3% of the $16.32 billion clinical development dollars on clinical information systems management. This is in sharp contrast to the aerospace and auto motive industries, in which technology purchases are estimated to be 5% of industry revenues.

At present, the industry shows historic 10% annual growth in clinical spending, which has obvious implications for all phases of pre-clinical and clinical trial testing. According to UBS Securities LLC, about $3.14 billion was outsourced to CROs in 1997, an estimated $3.69 billion in 1998, $4.33 billion by 1999 and $5.09 billion by 2000, representing 17.4% annual growth in this four year period. A variety of outside contractors besides CROs stand to benefit from this positive trend, most notably site management organizations, technology vendors, individual sites and physician practice management organizations.

CLINICAL TRIAL OVERVIEW

THE INDUSTRY

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective.

To support an application for regulatory approval, clinical data must be collected, reviewed and compiled. Clinical data is collected from clinical report forms ("CRF") that are submitted to and filled out by an investigator, typically a doctor or research assistant who is participating in the clinical trial. These CRFs can be five to one hundred pages long and document a series of visits by patients over a period of time.

Once information is collected about the patient by the investigator and the relevant portion of the CRF is filled out, it is then submitted to either the sponsor of the study or the CRO. The data is then inputted manually into a database. Typically, double data entry is used in order to resolve errors.

TrialMaster allows participants in the clinical trial process such as a sponsor or CRO to perform data collection, handling and transmission via a direct, secure Internet connection. After the CRFs are Internet enabled and the validation criteria encoded, the CRF forms are distributed via the Internet from the Company's server to the sites where the clinical trials are to take place. In addition to installing the application, OmniComm provides the necessary infrastructure components including network consulting and implementation, hardware procurement, hosting and maintenance.

The regulatory review process is time consuming and expensive. A new drug application (NDA) can take up to 2 years before it is approved. This is in addition to 3 to 5 years of studies required to provide the data to support the NDA. The following is an overview of the process that is generally undertaken to bring a drug or device to market:

(1) Preclinical Research (1 to 3.5 years). In vitro ("test tube") and animal studies are used to establish the relative toxicity of the drug over a wide range of doses and to detect any potential to cause birth defects or cancer. If results warrant continuing development of the drug, the manufacturer will file an IND (Investigational New Drug Application), upon which the FDA may grant permission to begin human trials.

(2) Clinical Trials  (3.5 to 6 years)

a. Phase I (6 months to 1 year). Basic safety and pharmacology testing is conducted in 20 to 100 human subjects, usually healthy volunteer testing includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body.

b. Phase II (1 to 2 years). Basic efficacy (effectiveness) and dose-range testing is conducted in 100 to 1,000 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data.

c. Phase III (2 to 5 years). Efficacy and safety studies are conducted in 1,000 to 10,000 patients at multiple investigational sites (hospitals and clinics) which can be placebo-controlled trials, in which the new drug is compared with a placebo or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category.

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

f. FDA Review and Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) is used to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or "indication") under study.

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

GOVERNMENT REGULATION

To alleviate the enormous amount of paperwork that is generated and submitted for purposes of receiving approval, the United States Food and Drug Administration ("FDA") promulgated regulations on March 20, 1997 concerning the electronic submission of data to the FDA: 21 CFR Part 11 "Electronic Records; Electronic Signatures; Final Rule". Essentially, this regulation provided for the voluntary submission of parts or all of regulatory records in electronic format without an accompanying paper copy. Also, the FDA promulgated "Providing Regulatory Submissions in Electronic Format- General Considerations". More recently, the FDA promulgated a guidance document "Computerized Systems Used In Clinical Trials" which provides guidance to industry when utilizing a computer system in a clinical trial. The FDA, however, does not regulate the TrialMaster system.

THE OMNICOMM SOLUTION

TRIALMASTER

OmniComm has developed and is marketing TrialMaster as an Application Service Provider. TrialMaster is a web-based B2B enterprise management system for conducting and managing clinical trials. The Company utilizes a trial-independent database to quickly generate the necessary trial data infrastructure to proceed with the clinical trial process.

TrialMaster enables participants in the clinical trial process to utilize the inherent benefits of the Internet - pervasiveness, scalability, efficiency and security - to conduct and manage clinical trials in a real-time paperless electronic environment.

In addition to its core activities, TrialMaster incorporates communications, time and financial management and outcomes tracking.

TrialMaster is an open system that is fully integratable with existing legacy data systems such as Oracle(R) and Microsoft SQL(R). The application utilizes a standard browser such as Internet Explorer 4.0(R).

The cost for implementing the application is based on a data point per page/per patient fee that will increase or decrease depending on the size of the trial in terms of patients/subjects and the length of time to conduct the trial. TrialMaster allows clinical data to be entered directly from a source document such as a patient record or doctor's notes via computer. The clinical data is transmitted via the Internet to a secure server where the data is validated and stored.

TrialMaster significantly impacts the clinical trial process in the following three areas: Data Collection, Validation/Edit Queries, and Monitoring.

-------------------------------------------------------------------------------------------------------------
A.       Data Collection Comparison

Clinical data is collected from the Clinical Report Forms ("CRF") that are submitted to and filled out by an investigator - a doctor or research assistant - who is participating in the clinical trial. These forms can be five to one hundred pages per patient and encompass a series of visits by patients over a period of time.
-------------------------------------------------------------------------------------------------------------
Current System                                             TrialMaster System
The cost to process data is approximately                  The cost to process the data is approximately five
$7.00 to $25.00 per page per patient.                      to ten times less per page per patient.

The time to process the data can take                      The time to process the data is approximately one
anywhere from one to eight weeks.                          minute.
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
B.       Validation and Edit Query Comparison

Upon submission, data is reviewed to see whether the collected data is within certain parameters of the clinical trial, primary validation. If data is outside of the clinical trial parameters or there are typographical errors or similar data problems the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing.
-------------------------------------------------------------------------------------------------------------
Current System                                             TrialMaster System
The cost to process an edit query is                       The number of edit queries is significantly
approximately $80-$115 per query. For a large              reduced or even eliminated because the system does
trial it is not be uncommon to generate 500-1,000          the validation when the data is inputted.
edit queries a week.

The time to process the data for each patient              The time to process the data is approximately one
can take anywhere from three to eight weeks.               minute.

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
C.       Monitoring

Study monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice ("GCP") standards.
Essentially, their role is to make sure clinical data is being collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs such as travel can make up one quarter of the total costs of a clinical trial.
-------------------------------------------------------------------------------------------------------------
Current System                                             TrialMaster System
The cost for a monitoring visit can vary                   The number of visits can be reduced because the
between $1,000 to $3,000 per visit per site.               status of sites can be monitored remotely and in
A trial can have as many as three to seven                 real time.
visits.

The time for each visit is usually one to two              Monitoring hours can be reduced by 50%. In
days.                                                      addition, monitoring visits can be more
                                                           efficiently scheduled due to the availability of
                                                           more accurate and complete information on the
                                                           trials.
-------------------------------------------------------------------------------------------------------------

TRIALMASTER ENTERPRISE MANAGER

Description

With the use of the TrialMaster technology, OmniComm Enterprise Manager ("Enterprise Manager") incorporates management tools into the Internet-based system that allow the home office, field managers and project managers to track the activity of hundreds clinical trials, including principal investigator and sub-investigator financial data, patient accruals, budgeted patient accruals, payments and projected payments.

TrialMaster's Enterprise Manager significantly enhances the management of clinical trials through faster and more accurate communication, cleaner information and real-time reporting on hundreds of studies going on throughout the country and around the world.

TrialMaster's robust standard features give the manager the capability to successfully manage hundreds of clinical trials from start to finish.

Product Features

As part of the TrialMaster design, our clients are provided with the tools for clinical trial creation and tracking technology as well as a robust milestone tracking and alert system. TrialMaster automatically monitors targets and exceptions, trial progression and verifications based on the clients requirements. Some of the Enterprise Manager features include:

o        Milestones / Payment Schedule
o        Document Transmittal
o        Study Maintenance
o        Drug Request Approval
o        Letter Templates:
o        Budget Maintenance
o        Archive Processing
o        Grant and Addenda Approval
o        Audit Sub-system
o Alerts - Trial Duration, Email, Check Requests, Inactivity, Budgetary, Investigator, Grant Approval, Investigator/Institution and Payment
o        Data Export - Real time and on-demand

SALES AND MARKETING

OmniComm has adopted a "push/pull" marketing strategy. The essential components of the clinical trial industry are pharmaceutical/biotech/medical device, doctors/patients, and opinion leaders. OmniComm is marketing to all three components. The Company is focusing a large portion of its sales efforts at small and mid-size pharmaceutical, medical device and clinical research organizations. These types of clients are considered a prototypical client since TrialMaster is capable of providing both an operating efficiency to the clinical trial process as well as potential cost savings. Small and mid-size company's are unlikely to have the technological resources necessary to develop a product like TrialMaster.

TrialMaster

TrialMaster can be used within any segment of the pharmaceutical, biotech, and medical device industry, to date, OmniComm has taken a deliberative approach to marketing TrialMaster to the pharmaceutical and medical device industries. This is a $50 billion market, dominated by companies such as Pfizer, Johnson & Johnson, Medtronic, and Eli Lily. The following are the relevant factors for approaching these markets:

o        Access to "validators" for the market.
o Relatively standardized and advanced approach to clinical trial process.
o A very competitive market with relatively short product cycles providing for a need to get products to market quickly.
o        A number of products within the interventional market segment -
o A tight group of opinion leaders within the market segment with which we have direct relationships.

The Company is also establishing relationships with "opinion leaders" and decision-makers in other specialties within the clinical trial industry. In this regard, the Company has created a Medical Advisory Board to advise the Company on the development and marketing of the TrialMaster system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. OmniComm is also using traditional methods to market TrialMaster, including advertising in trade periodicals and attending a number of medical conventions including the, the American College of Cardiology, Drug Information Association and The American Heart Association.

Current Implementation

The Company is involved in conducting or developing multi-center, clinical trials for four clients. In addition, the Company completed in 2000 a multi-center, multi-nation clinical trial with a European based medical device company and a European based clinical research organization. The clinical trial encompassed 400 patients in 42 sites throughout Canada, Spain, Europe, and Scandinavia.

The Company is in negotiations with several US based pharmaceutical and clinical research organization's to implement TrialMaster. The Company executed a Strategic Alliance Agreement with ClinARC in October 2000 providing for a joint effort at promoting ClinARC's CRO services and OmniComm's TrialMaster product. The agreement has a one year duration.

COMPETITION

The Company competes in the electronic data capture (EDC) market. This industry can be characterized as rapidly evolving, highly competitive and fragmented.

There are other entities that compete with the Company's Internet based data collection system, TrialMaster. The principal competitors include Phase Forward Incorporated, CB Technologies, PHT Clinical Networks and eResearch Technology. Most of these competitors have significantly greater financial, technical and marketing resources, or name recognition than that of the Company. In addition, other companies could enter the EDC market due to the vast size of the market opportunity. The Company believes that the most significant competitive factors it faces are a lack of operating history and an attendant perception of a lack of experience in competing in such a changing and competitive environment.

The Company believes, however, that its technical expertise, the knowledge and experience of its principals of the industry, quality of service and responsiveness to client needs and speed in delivering solutions will allow it to compete favorably within this environment. Further, the Company believes that none of the aforementioned companies have developed an approach to the clinical trial process that is as malleable and customizable as TrialMaster.

MEDICAL ADVISORY BOARD

Given the Company's basic approach in developing and marketing the TrialMaster application as if it were a medical device, the Company has formed a Medical Advisory Board. The purpose of the Board is to advise and consult the Company on the development, implementation, and marketing of the TrialMaster application. Currently, there is one member on the Board:

Dr. Gervasio Lamas: brings to OmniComm a wealth of practical and academic experience in the design and execution of clinical trials, and many years of experience and contacts in the pharmaceutical industry, device industry, and federal government. Dr. Lamas is a graduate of Harvard University (1974), and the NYU School of Medicine (1978). Dr. Lamas completed his medical and cardiology training at Harvard Medical School and Brigham and Women's Hospital in Boston, Massachusetts, where he was on the faculty until 1993. He has authored or co- authored over 100 publications and reports in numerous research areas in the cardiovascular field, with a particular focus on the treatment of patients with coronary disease and disorders of heart rhythm. His research has led to first author publications in medical journals such as the "New England Journal of Medicine" and "Circulation." At present, Dr. Lamas serves as Principal Investigator, Study Chairman, Co-Chairman, or National Leader in many ongoing national and international multi-center trials in the fields of coronary disease, congestive heart failure, cardiac pacing, and preventive cardiology. In these roles, he coordinates the activities of a network of over 200 clinical centers worldwide.

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

On May 18, 1999, the Company filed a provisional application and on May 17, 2000 the Company filed its follow up formal application for the patent on the TrialMaster product. (Described in the applications as the "Distributed System and Method for Collecting and Evaluating Clinical Data" Serial No. 60/134,671 for the provisional application, Serial No. 09/573,101 for the formal application.) The Company is in the process of registering a number of trademarks including "OMNICOMM SYSTEMS, INC.," and has registered "TRIALMASTER," as well as copyrights on a computer software applications produced by the Company. The Company intends to make such other state and federal registrations as the Company deems necessary and appropriate to protect its intellectual property rights.

EMPLOYEES

The Company currently has 14 full time employees and 1 part time employee.

The Company believes that relations with its employees are good. None of its employees are represented by unions. The Company has employment agreements with its chief executive officer and chief technical officer. The loss of the services of any of its executive officers could have a materially adverse effect on the business or operations of the Company. The Company stresses the importance of attracting, retaining and motivating employees capable of advancing the Company's business goals.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's facilities are located at 3250 Mary Street, Suite 402, Miami, Florida 33133 ("Miami Office"), and 5680 West Cypress Street, Suite I, Tampa, Florida 33607 ("Tampa

Office"). The Miami Office is the Company's headquarters, and costs $9,352 per month and comprises approximately 5,048 square feet. The Tampa Office is where the Company's software development activities were located through February 2001. The Tampa Office is rented for $2,449 per month and comprises approximately 1,540 square feet. The Company believes that these facilities are adequate for its current and reasonably foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee and the case is still pending. The Company is claiming that certain assets of OmniTrial have been paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee has rejected that claim and has told the Company that the assets as part of the OmniTrial bankruptcy estate would be sold to diminish any deficiency of the estate. The Company would like to resolve its disputes with the trustee, but if unable to do so, intends to contest the outstanding matters in the bankruptcy court of the Netherlands.

On January 26, 2001, a former employee of the Company, Eugene A. Gordon filed a lawsuit in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida alleging breach of his employment contract with the Company. The plaintiff alleges the Company owes him more than $100,000 for back payment of salary per the terms of his employment contract. The Company disputes Mr. Gordon's allegations and is vigorously defending this lawsuit.

On February 2, 2001, an advertising firm, Wray Ward Laseter filed a lawsuit in the Superior Court of North Carolina. The plaintiff alleges claims totaling approximately $84,160 against the Company for fees associated with advertising, marketing and public relations services provided between March and September 2000. The Company intends to vigorously defend this lawsuit.

On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleges the Company breached its contract and owes approximately $13,126 for back payment of services rendered plus interest and costs. The Company disputes Temp Art's allegations and is vigorously defending this lawsuit.

Other than the foregoing, neither the Company nor any of its subsidiaries is a party to, nor is any of their respective property subject to, any pending or, to its knowledge, threatened governmental, administrative or judicial proceedings that would have a materially adverse effect upon the Company's financial condition or such property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMEN EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, is traded on the over-the counter bulletin board market. The Company's preferred stock is not publicly traded. The ticker symbol for the Company's common stock is OMCM.

-------------------------------------  ------------  -----------
  Quarter Ending/Fiscal Year Ending      High Bid      Low Bid
-------------------------------------  ------------  -----------
  December/1999                            $6.00        $3.50
-------------------------------------  ------------  -----------
  March/2000                              $14.00        $2.00
-------------------------------------  ------------  -----------
  June/2000                                $6.38        $2.00
-------------------------------------  ------------  -----------
  September/2000                           $4.25        $1.50
-------------------------------------  ------------  -----------
  December/2000                            $2.25        $0.63
-------------------------------------  ------------  -----------

The bid price which states over-the -counter market quotations reflect inter-dealer prices without real mark-up, markdown or commissions and may not necessarily represent real actual transactions.

The company has 408 shareholders of record of its common stock as of December 31, 2000.

The Company has never declared or paid cash dividends on its Common Shares. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial conditions, its results of operations, and anticipated cash needs for operations and expansion.

RECENT SALES OF UNREGISTERED SECURITIES

Section 4(2) Transactions

On or about February 1997 OmniComm Systems, Inc. formerly known as The Premisys Group, Inc. was incorporated. Contemporaneous with the incorporation of OmniComm Systems, Inc. common stock was issued to Randy Smith and Lawton Jackson totaling 1,875,000. On February 1, 1998, the Board of Directors of OmniComm Systems, Inc. authorized the issuance of 625,000 shares of common stock to Peter S. Knezevich. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 in exchange for services rendered and to be rendered as evidenced by a written employment agreement.

On or about December 1996, Coral Development issued 403,000 shares of common stock to MTC, the Parent corporation of Coral Development, in exchange for $30,000. The shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On June 26, 1998, prior to executing the merger agreement with Coral Development, the Company acquired Education Navigator, Inc. In exchange for all the issued and outstanding shares of Education Navigator, the Company issued 441,180 shares of common stock of the Company to the two shareholders of Education Navigator and issued promissory notes in the amount of $525,000. The shares and promissory notes were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933. Subsequent to the acquisition of Education Navigator, the Company executed an employment agreement with Cliff Middleton, a shareholder of Education Navigator. In addition, pursuant to Section 422 of the Internal Revenue Code, the Company granted an incentive stock option to Cliff Middleton for 85,000 common shares at $.65 per share, vesting over 3 years beginning June 26, 1999.

On February 17, 1999, OmniComm Systems, Inc. and Coral Development finalized the merger pursuant to the terms and conditions set forth in the Agreement and Plan of Reorganization. All of the issued and outstanding shares of OmniComm Systems, Inc. were exchanged for 940,000 shares of common stock of Coral Development; or,
3.129 shares of OmniComm Systems for 1 share of Coral Development. The exchange and issuance of shares were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

During 2000 notes totaling face value $400,000 were converted into 320,000 shares of the Company's common stock per the terms of the Private Placement.

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

The Company retained Mr. Lawrence Kronick to act as a consultant for the Company to assist in marketing the Company's TrialMaster system. Mr. Kronick was granted options pursuant to a written contract of compensation and pursuant to the Company's 1998 Incentive Stock Option Plan and in accordance with Rule 701 of the Act.

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

Regulation S and Section 4(2) - 5% Series A Convertible Preferred

On June 4, 1999, the Company entered into a private placement agreement ("Agreement") with Noesis Capital Corp. ("Noesis") wherein Noesis would act as the placement agent for the offer and sale of the Company's 5% Series A Convertible Preferred stock pursuant to and in accordance with Regulation S of the Securities Act of 1933, as amended. Noesis received as a commission 10% of the gross proceeds received by the Company and a warrant to purchase at par value, $.001, 10% of the shares placed. The Company sold the preferred stock to foreign investors and to a small group of US based investors of which all were accredited investors. The offering was concluded on December 31, 1999. The Company received gross proceeds of $4,313,500 and incurred investment banking fees of $440,657.

Regulation D - Common Stock

On July 24, 2000, the Company entered into a private placement agreement ("Agreement") with Noesis Capital Corp. ("Noesis") wherein Noesis would act as the placement agent for the offer and sale of the Company's common stock pursuant to and in accordance with Regulation D of the Securities Act of 1933, as amended. Noesis was entitled to receive as a commission 8% of the gross proceeds received by the Company and a warrant to purchase at $1.10 per share, 10% of the shares placed. In addition, Noesis was granted a 2% non-accountable expense allowance. The Company sold the common stock to foreign investors and to a small group of US based investors of which all were accredited investors. The offering was concluded on October 15, 2000. The Company had received gross proceeds of $635,000 and incurred investment banking fees of $66,833.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth as
Exhibit 99 of this report.

General

The Company changed the focus of its core business during 1999. The company is a provider of Internet based database products that integrate significant components of the clinical trial process, including the collection, compilation and validation of clinical trial data. Prior to 1999 the Company was a computer systems integrator providing services and hardware sales for the installation of local and wide area networks.

The Company expects to continue phasing out the systems integration segment of its business throughout 2001. Virtually all of the Company's personnel are involved in the development and marketing of the Company's TrialMaster product.

Year Ended December 31, 2000 Compared With the Year Ended December 31, 1999

Results of Operations

Revenues

Revenues for the year ended December 31, 2000 were $70,976 compared to $1,259,214 for the same period in 1999. The substantial decrease is attributable to the Company significantly curtailing its systems integration business segment. Revenues associated with the Company's Internet based clinical trial products were approximately $17,825 and $0 for 2000 and 1999 respectively. Systems integration revenues in 2000 were approximately $53,151. The Company expects systems integration revenues in 2001 to parallel the results achieved in 2000

The Company's TrialMaster product is currently being sold as an application service provider ("ASP") that provides electronic data capture ("EDC") and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of patients participating in the trial and the number of data points being collected per patient. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software and network support during the trial. Generally, these contracts will range in duration from 12 months to several years. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of Sales

Cost of sales was $52,492 or 74.0% for the year ended December 31, 2000 versus $1,005,338 or 79.8% for the year ended December 31, 1999. The absolute decrease in cost of sales is attributable to the Company's curtailment of its systems integration business segment. The decrease in cost of sales on a percentage business is primarily the result of the Company providing more high margin installation services in 2000 than hardware sales.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company's anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 47.6% of total Other Expenses for 2000. Salaries and related expenses totaled $2,895,108 in 2000 compared to $784,635 in 1999. The marked increase is attributable to an increase in headcount from approximately 8 employees during 1999 to an average of 23 employees in 2000. In addition, two employees were accounted for as consultants in 1999 and subsequently converted to full-time employees in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices.

Rent

Rent expense was $242,471 for the year ended December 31, 2000 compared with $108,371 for the comparable period in 1999. The increase can be attributed to approximately $32,728 in rent expense for the Company's office in Amsterdam and an increase of approximately $20,990 in rent expense for the Company's Tampa office. In addition, the Company relocated its corporate office in November 1999 to a larger facility within the same office building. The move created approximately $80,000 in additional rent expense in 2000.

Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $269,998 for the year ended December 31, 2000 compared to $557,751 in fiscal 1999. The decrease of $287,753 was caused by several factors. There was a decrease in marketing and sales consulting expense of $130,030 caused by the conversion of two sales consultants into marketing executives of the Company. There was a decrease of $117,470 in medical advisory consulting expenses that is directly correlated to a curtailment of the Company's medical advisory board. In addition, there was medical advisory consulting expense recognized in connection the payment of stock bonuses to several members of the medical advisory board in 1999. Product development fees were reduced by $40,253 through the reduced use of temporary employees within the Company's research and development function.

Legal and Professional Fees

Legal and professional fees increased to $613,797 in the year ended December 31, 2000 compared to $98,895 in the same period in 1999. The increase can be attributed to investment banking and financial advisory fees totaling $496,889 in 2000. Legal and accounting fees were $116,908 in 2000 compared to $98,895 for the same period in fiscal 1999.

Telephone and Internet

Telephone and Internet related costs increased by $130,749 due to the increased telephone and Internet access costs associated with the Company's additional offices in Amsterdam, the Netherlands and Tampa, Florida. The Company anticipates a reduction in access charges due to the closure of its European offices and the recent closing of its Tampa office.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $617,006 in fiscal 2000 compared to $208,226 in fiscal 1999. A portion of the increase is a result of increased expenditures for advertising ($160,000), marketing ($87,000) and public relations ($30,000) in comparison with fiscal 1999. In addition, the Company had SG & A expenses of approximately $79,000 in its European operation.

Impairment of Equity Investment

On March 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement was set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows: $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN.

On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of December 31, 2000.

Loss on Subsidiary Bankruptcy

As discussed in Item One of this filing the Company filed for bankruptcy protection on or about September 6, 2000 for its wholly owned subsidiary OmniTrial. In connection with the bankruptcy filing the Company has recognized a loss of approximately $78,131 which represents the value of the assets of OmniTrial immediately prior to the bankruptcy filing. The Company believes it is unlikely that any of the assets of OmniTrial will be recovered through the bankruptcy proceeding.

The Company is currently attempting to negotiate a settlement with the trustee which would provide (i) settlement of all matters relating to the case, (ii) release the Company from further claims, and (iii) return the servers to the Company in exchange for an amount to be paid to the trustee.

Depreciation and Amortization

Depreciation and amortization expense was $370,278 for fiscal 2000 compared with $299,402 for fiscal 1999. The increase is a result of an increase in depreciation expense in 2000 of approximately $108,147 that is associated with additional computer and office equipment offset by a $30,000 decrease in the amortization of the non-compete covenant associated with the Education Navigator acquisition in 1998

Preferred Stock Dividends

Preferred stock dividends increased to $208,137 in fiscal 2000 compared with $34,021 for the comparable period in 1999. The expense in fiscal 2000 represents a full year's worth of dividends payable to preferred shareholders versus an average period outstanding of approximately 50 days in 1999.

Liquidity and Capital Resources

The Company changed its primary focus to providing Internet based database applications to the clinical trial industry in mid 1998. At that time it began phasing out its systems integration business segment. Since the Company made TrialMaster and its related components its primary business the Company has relied primarily on the proceeds from the sale of debt and equity securities to fund its operations.

Cash and cash equivalents decreased by $1,036,305 to $90,958 at December 31, 2000. This was the result of cash provided by financing activities of $3.8 million offset by cash used in operating activities of approximately $4.2 million and $664 thousand in investing activities. The significant components of the activity include a loss from operations of approximately $6.3 million, cash used in an equity investment in EMN of $335,000, the purchase of property and equipment of approximately $333,765, offset by an increase in accounts payable and accrued expenses of approximately $795,000 and approximately $3.9 million the company raised through the sale of debt and equity securities.

Because of the losses experienced in 1999 and 2000 the Company has needed to continue utilizing the proceeds from the sale of debt and equity securities to fund its working capital needs. The capital markets during the latter half of fiscal 2000 provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. The softness in the capital markets coupled with the losses experienced caused working capital shortfalls. To compensate for its working capital needs the Company has used a combination of equity financing and short-term bridge loans.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of the TrialMaster system. The Company's Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2000. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

RESULTS OF OPERATION

Revenues:

Total revenues decreased to $1,259,214 for year 1999 from $1,689,794 for year 1998. This decrease in revenue is attributed to a decision made by management to cease its systems integration business during the 3rd quarter of 1999. All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster(TM) system.

Operating Expenses:

Total operating expenses increased to $2,561,092 for the year 1999 from $762,143 for the year 1998. This substantial increase in operating expenses is attributed to a number of factors including the aggressive development and marketing of TrialMaster and the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company's resources on the development of the TrialMaster(TM) Internet system.

Salaries and Wages

Salaries and wages increased to $784,635 for the year 1999 from $239,108 for the year 1998. The increase in salaries and wages is attributed to an increase in the number of employees. The Company currently has 20 employees and 1 part time employee.

Independent Consultants.

Fees to independent consultants increased to $557,751 for the year 1999 from $76,869 for the year 1998. The Company decided to outsource a number of areas during the initial phase of developing, marketing and implementing the TrialMaster(TM) system. These areas concern product development, marketing and sales, and medical/strategic consulting.

ITEM 7. FINANCIAL STATEMENTS

Attached as Exhibit 99.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

David Ginsberg, D.O, 53, Chief Executive Officer, President and Director. Dr. Ginsberg has served as a Director of the Company since October 2000 and shall serve until the next annual meeting. From 1998 to 2000 Dr. Ginsberg served as Vice President Operations of Wyeth-Ayerst Research. From 1997 to 1998 Dr. Ginsberg served as Executive Director of Covance, Inc. From 1994 to 1997 Dr. Ginsberg served as President of Concorde Clinical Research.

Randall G. Smith, 43, Chief Technical Officer, Chairman of the Board and Director. Mr. Smith has been a Director of the Company since 1997 and shall serve until the next annual meeting. From 1997 until August 1, 2000 Mr. Smith was President of the Company. He is still an officer and director of OmniComm Systems, Inc. From December 1995 to May 1997 Mr. Smith was Director of Operations for Global Communications Group.

Cornelis F. Wit, 54, Director. Mr. Wit has been a Director of the Company since 1999 and shall serve until the next annual meeting. Mr. Wit became interim Chief Executive Officer of the Company on May 29, 2000 and served in that capacity until August 2, 2000. Mr. Wit is President of Corporate Finance of Noesis Capital Corp. Mr. Wit was formerly President and CEO of DMV Inc., the North American subsidiary of Campina Melkunie.

Guus van Kesteren, 59, Director. Mr. van Kesteren has been a Director of the Company since 1999 and shall serve until the next annual meeting. Mr. van Kesteren is a consultant to Noesis Capital Corp. Mr. van Kesteren was formerly Vice President of Janssen Pharmaceuticals, a subsidiary of Johnson & Johnson, responsible for the pharmaceutical business in South East Asia, Australia, and New Zealand.

Jan Vandamme, 40, Director. Mr. Vandamme has been a Director of the Company since 2000 and shall serve until the next annual meeting. Mr. Vandamme is CEO of Profrigo SA, an 110-year old investment company which invests primarily in Internet and communication technology companies in both Europe and the US. Prior to his involvement in Profrigo SA, Mr. Vandamme was the founder of United Callers, one of Europe's first Internet Access and Service Provider companies.

Ronald T. Linares, 38, Vice President of Finance, Chief Financial Officer and Chief Accounting Officer. Mr. Linares has served as an officer of the Company since April 2000. From 1996 to 1999 was the Chief Financial Officer or First Performance Corp. a consulting and outsource provider to the banking industry. From 1994 to 1996 Mr. Linares was the Chief Financial Officer of FOODQUEST, Inc. a restaurant operator and franchisor.

Paige A. Harper, 36, General Counsel. Ms. Harper has served as an officer of the Company since April 2000. From 1997 to 2000 Ms. Harper served as Senior Counsel for the United States Securities and Exchange Commission. From 1989 to 1997 Ms. Harper was an associate with Greenberg Traurig, P.A.

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

Based on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during our fiscal year ended December 31, 2000, all filing requirements applicable to our officers and directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Information concerning executive compensation appears in the Company's Proxy Statement, under "Executive Compensation and Related Information." This portion of the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning security ownership appears in the Company's Proxy Statement, under "Security Ownership of Principal Holders and Management". This portion of the Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 18, 2000 the Company borrowed $50,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of September 30, 2000. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $2.25. The promissory note is currently in default and continues to accrue interest at the rate of 12% per annum.

On December 22, 2000 the Company borrowed $60,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 5% per annum and has a maturity date of January 1, 2001. At the Company's request Mr. van Kesteren elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

On November 22, 2000 the Company borrowed $150,000 from Profrigo, N.V. The promissory note carries an interest rate of 18% per annum and has a maturity date of January 15, 2001. In addition, the Company granted Profrigo an option to purchase 150,000 shares of the Company's common stock at a price of $0.75. The promissory note is currently in default and continues to accrue interest at the rate of 18% per annum.

On October 26, 2000 the Company borrowed $250,000 from Profrigo N.V. a shareholder of the Company. The promissory note carries an interest rate of 5% per annum and has a maturity date of January 1, 2001. At the Company's request Profrigo elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

On December 22, 2000 the Company borrowed $50,000 from Profrigo N.V. a shareholder of the Company. The promissory note carries an interest rate of 5% per annum and has a maturity date of January 1, 2001. At the Company's request Profrigo elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

On August 17, 2000 the Company borrowed $100,000 from Noesis N.V. a shareholder of the Company. The promissory note carries an interest rate of 8% per annum and has a maturity date of January 1, 2001. At the Company's request Noesis elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     2  (a)      Agreement and Plan of Reorganization dated July 22, 1998:
                 Incorporated herein by reference to Form 8-K, dated March 3,
                 1999. File No. 0-25203
        (b)      Amendment to Agreement and Plan of Reorganization:
                 Incorporated herein by reference to Form 10-SB dated December
                 20, 1998.
        (c)      Plan of Merger: Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (d)      Agreement and Plan of Acquisition dated January 26, 2000 of
                 WebIPA: Incorporated herein by reference to Form 8K dated
                 February 9, 2000.
     3  (i)      Certificate of Incorporation: Incorporated herein by reference to Form SB-2 #333-6410
        (ii)     By-Laws: Incorporated herein by reference to Form SB-2
                 #333-6410
     4  (a)      Amendment to Article of Inc. - Authorization to issue
                 preferred shares. Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (b)      Certificate of Designation - 5% Series A Convertible
                 Preferred. Incorporated herein by reference to Form 10- SB/A dated August 17, 1999.
        (c)      Certificate of Increase - 5% Series A Convertible Preferred
                 dated December 17, 1999. Incorporated herein by reference to
                 Form SB-2/A dated November 14, 2000.
     10 (a)      Employment Contracts.
        (i)      Clifton Middleton - Employment Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
        (ii)     Peter S. Knezevich - Employment Agreement and Stock Option
                 Agreement. Incorporated herein by reference to Form 10-KSB dated March 29, 2000.
        (iii)    Randy Smith - Employment Agreement and Stock Option Agreement.
                 Incorporated herein by reference to Form 10-KSB dated March
                 29, 2000.
        (iv)     David Ginsberg, D.O. - Employment Agreement. Incorporated
                 herein by reference to Form SB-2/A dated November 14, 2000.
        (b)      Factor Agreement. Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (c)      1998 Stock Incentive Plan. Incorporated herein by reference to
                 Form 10-SB/A dated August 17, 1999.
        (d)      Consulting Contract - Larry Kronick. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
        (e)      Medical Advisory Board Agreement. Incorporated herein by
                 reference to Form 10-SB/A dated August 17, 1999.
        (f)      Standard Agreement - Proprietary Protection. Incorporated
                 herein by reference to Form 10-SB/A dated August 17, 1999.

     99 Audited Financials Statements for the Year and Periods ended
        December 31, 2000 and 1999.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:   David Ginsberg, D.O., Director, Chief Executive Officer and  President
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   David Ginsberg, D.O., Director, Chief Executive Officer and President
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

By:   Randall G. Smith, Director and Chief Technology Officer
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

By:   Cornelis F. Wit, Director
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

By:   Guus van Kesteren, Director
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

By:   Jan Vandamme, Director
   -----------------------------------------------------------------------------
Date: April  15, 2001
     ---------------------------------------------------------------------------

By:   Ronald T. Linares, Vice President of Finance,
   -----------------------------------------------------------------------------
      Chief Financial and Accounting Officer
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

By:   Paige A. Harper, General Counsel
   -----------------------------------------------------------------------------
Date: April 15, 2001
     ---------------------------------------------------------------------------

                                 EXHIBIT INDEX

  EXHIBIT NO.                         DESCRIPTION
  -----------                         -----------
     2  (a)      Agreement and Plan of Reorganization dated July 22, 1998:
                 Incorporated herein by reference to Form 8-K, dated March 3,
                 1999. File No. 000-25203
        (b)      Amendment to Agreement and Plan of Reorganization:
                 Incorporated herein by reference to Form 10-SB dated December
                 20, 1998.
        (c)      Plan of Merger: Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (d)      Agreement and Plan of Acquisition dated January 26, 2000 of
                 WebIPA: Incorporated herein by reference to Form 8K dated
                 February 9, 2000.
     3  (i)      Certificate of Incorporation: Incorporated herein by reference to Form SB-2 #333-6410
        (ii)     By-Laws: Incorporated herein by reference to Form SB-2
                 #333-6410
     4  (a)      Amendment to Article of Inc. - Authorization to issue
                 preferred shares. Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (b)      Certificate of Designation - 5% Series A Convertible
                 Preferred. Incorporated herein by reference to Form 10- SB/A dated August 17, 1999.
        (c)      Certificate of Increase - 5% Series A Convertible Preferred
                 dated December 17, 1999. Incorporated herein by reference to
                 Form SB-2/A dated November 14, 2000.
     10 (a)      Employment Contracts.
        (i)      Clifton Middleton - Employment Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
        (ii)     Peter S. Knezevich - Employment Agreement and Stock Option
                 Agreement. Incorporated herein by reference to Form 10-KSB dated March 29, 2000.
        (iii)    Randy Smith - Employment Agreement and Stock Option Agreement.
                 Incorporated herein by reference to Form 10-KSB dated March
                 29, 2000.
        (iv)     David Ginsberg, D.O. - Employment Agreement. Incorporated
                 herein by reference to Form SB-2/A dated November 14, 2000.
        (b)      Factor Agreement. Incorporated herein by reference to Form
                 10-SB/A dated August 17, 1999.
        (c)      1998 Stock Incentive Plan. Incorporated herein by reference to
                 Form 10-SB/A dated August 17, 1999.
        (d)      Consulting Contract - Larry Kronick. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
        (e)      Medical Advisory Board Agreement. Incorporated herein by
                 reference to Form 10-SB/A dated August 17, 1999.
        (f)      Standard Agreement - Proprietary Protection. Incorporated
                 herein by reference to Form 10-SB/A dated August 17, 1999.

     99 Audited Financials Statements for the Year and Periods ended
        December 31, 2000 and 1999.