Form 10QSB
period 2001-03-31
OMNICOMM SYSTEMS INC
filed 2001-05-18
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                         Commission file number: 0-25203
                                                --------

                             OMNICOMM SYSTEMS, INC.
                             ----------------------

                 (Name of small business issuer in its charter)

                     Delaware                    11-3349762
                     --------                    ----------
            (State of incorporation)      (IRS employer Ident. No.)

       3250 Mary Street, #402, Miami, FL           33133
       ---------------------------------           -----
         (Address of principal office)           (Zip Code)

                  Registrant's telephone number: (305) 448-4700

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ NO ___

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 8,476,003 common stock $.001 par value, 4,215,224 preferred stock no par value.

                             OMNICOMM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31, 2001    December 31,
                                                                                       2001            2000
                                                                                   (unaudited)
                                                                                   -----------      -----------
                                     ASSETS
CURRENT ASSETS
             Cash                                                                  $    10,985      $    90,958
             Accounts receivable                                                        12,259            9,927
             Prepaid expenses                                                            3,862              -0-
                                                                                   -----------      -----------
             Total current assets                                                       27,106          100,885


PROPERTY AND EQUIPMENT, Net                                                            452,915          486,481

OTHER ASSETS
             Intangible assets, net                                                    150,408           53,071
             Goodwill, net                                                              39,639           79,277
             Other assets                                                              100,160           25,160
                                                                                   -----------      -----------
TOTAL ASSETS                                                                       $   770,228      $   744,874
                                                                                   ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Accounts payable and accrued expenses                                 $ 1,263,402      $ 1,079,506
             Notes payable - current                                                   252,500          612,500
             Notes payable related parties - current                                   210,000          660,000
             Deferred revenue                                                           14,363           26,861
                                                                                   -----------      -----------
             Total current liabilities                                               1,740,265        2,378,867

CONVERTIBLE DEBT                                                                     1,710,000          462,500
                                                                                   -----------      -----------
TOTAL LIABILITIES                                                                    3,450,265        2,841,367
                                                                                   -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
             5% Series A convertible preferred stock, 5,000,000 shares               3,812,179        3,857,179
             authorized, 4,215,224 and 4,260,224 issued and outstanding, respectively, at par
             Common stock - 20,000,000 shares authorized, 8,476,003 and                  8,497            7,975
             7,953,627 issued and outstanding, respectively, at $.001
             par value
             Additional paid in capital                                              3,640,775        3,260,500
             Treasury Stock, cost method, 20,951 shares                               (293,312)        (293,312)
             Retained deficit                                                       (9,847,036)      (8,927,695)
             Subscriptions receivable                                                   (1,140)          (1,140)
                                                                                   -----------      -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                (2,680,037)      (2,096,493)
                                                                                   -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $   770,228      $   744,874
                                                                                   ===========      ===========

          See accompanying summary of accounting policies and notes to financial statements.
                                  (Unaudited)

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to March 31, 2001
                                   (unaudited)

                                                      5% Series A Convert.                                        Total
                         Common Stock     Additional    Preferred Stock    Retained                            Shareholders'
                       Number of  $.001    Paid in     Number              Earnings   Subscription  Treasury     Equity
                        Shares    Value    Capital   of Shares  $ No Par   (Deficit)   Receivable    Stock      (Deficit)
                        ------    -----    -------   ---------  --------   ---------   ----------   -----      ---------
Balance at            3,344,066  $3,344   $238,007   4,117,500 $3,872,843 $(2,652,644)  $(850,952)  $      -0-   $  610,598
January 1, 2000

Issuance of              40,000      40     89,960                                                                  90,000
common stock
for services

Issuance of             284,166     284                                                                                284
common stock

Exercise of           1,025,895   1,026    297,024                                                                 298,050
stock options

Purchase of             (20,951)                                                                     (293,312)    (293,312)
treasury stock in
connection with
stock
appreciation
rights

Payment on                                                                               850,000                   850,000
subscription
receivable

Acquisition of        1,200,000   1,200      3,833                                                                   5,033
WebIPA, Inc.

Issuance of                                            146,000    146,000                                          146,000
preferred stock

Issuance costs                                                   (206,750)                                        (206,750)
on preferred
stock

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 1999 to December 31, 2000
                                   (unaudited)

                         Common Stock     Additional     Preferred Stock   Retained                            Shareholders'
                       Number of  $.001    Paid in     Number              Earnings   Subscription   Treasury    Equity
                        Shares    Value    Capital   of Shares  $ No Par   (Deficit)   Receivable     Stock     (Deficit)
                        ------    -----    -------   ---------  --------   ---------   ----------     -----     ---------
Conversion of           320,000     320    366,393                                                                 366,713
conv. notes
payable, net of
issuance costs of
$33,287

Exercise of              20,000      20     15,980                                                                  16,000
stock options

Exercise of             481,834     482    963,186                                                                 963,668
stock warrants

Exercise of             187,954     188                                                    (188)                       -0-
stock warrants

Conversion of            66,667      67     99,933    (100,000)  (100,000)                                             -0-
preferred stock
to common
stock

Conversion of            91,608      92    206,026                                                                 206,118
notes payable to
common stock


Issuance of              70,990      71    188,784                                                                 188,855
common stock
for services

Issuance of             668,334     668    600,833                                                                 601,501
common stock,
net of issuance
costs of $66,833

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 1999 to December 31, 2000
                                   (unaudited)

                         Common Stock     Additional     Preferred Stock   Retained                            Shareholders'
                       Number of  $.001    Paid in     Number              Earnings   Subscription   Treasury    Equity
                        Shares    Value    Capital   of Shares  $ No Par   (Deficit)   Receivable     Stock     (Deficit)
                        ------    -----    -------   ---------  --------   ---------   ----------     -----     ---------
Issuance of                                            126,781    190,172                                          290,172
preferred stock
for services

Conversion of                                           66,667    100,000                                          100,000
notes payable
into preferred
stock

Conversion of            96,724      97    144,989     (96,724)  (145,086)                                             -0-
preferred stock
to common
stock

Issuance of              76,340      76     45,552                                                                  45,628
common stock
for services

Net (loss) for the                                                         (6,275,051)                          (6,275,051)
year ended                                                                -----------                           ----------
December 31,
2000

Balances at           7,953,627   7,975  3,260,500   4,260,224  3,857,179  (8,927,695)    (1,140)    (293,312)  (2,096,493)
December 31,
2000


Issuance of              90,000      90     74,910                                                                  75,000
common stock

Conversion of            30,000      30     44,970     (45,000)   (45,000)                                             -0-
preferred stock
to common
stock

                             OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to March 31, 2001
                                   (unaudited)

                                                          5% Series A                                             Total
                         Common Stock     Additional     Preferred Stock   Retained                            Shareholders'
                       Number of  $.001    Paid in     Number              Earnings   Subscription   Treasury    Equity
                        Shares    Value    Capital   of Shares  $ No Par   (Deficit)   Receivable     Stock     (Deficit)
                        ------    -----    -------   ---------  --------   ---------   ----------     -----     ---------
Conversion of            30,000      30     34,580                                                                  34,610
convertible notes
payable to
common stock,
net of issuance
costs of $2,890


Exercise of              20,000      20     15,980                                                                  16,000
stock options

Stock issued in         126,338     126     97,732                                                                  97,858
lieu of pay and
in satisfaction of
trade payables


Conversion of           226,038     226    112,103                                                                 112,329
notes payable to
common stock


Net loss for the                                                             (919,341)                            (919,341)
three months                                                              -----------                          -----------
ended March 31,
2001

Balances at           8,476,003  $8,497 $3,640,775   4,215,224 $3,812,179 $(9,847,036)   $(1,140)   $(293,312) $(2,780,037)
March 31, 2001        =========  ====== ==========   ========= ========== ===========    =======    =========  ===========


          See accompanying summary of accounting policies and notes to financial statements

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       For the three months ended
                                                                                March 31,
                                                                      ----------------------------
                                                                          2001             2000
                                                                      -----------      -----------
REVENUES - SALES, Net                                                 $    41,094      $    24,978

COST OF SALES                                                              16,484           35,120
                                                                      -----------      -----------
GROSS MARGIN/(LOSS)                                                        24,610          (10,142)

OTHER EXPENSES
          Salaries, employee benefits and related expenses                561,851          572,933
          Rent                                                             41,377           60,932
          Consulting - marketing and sales                                    -0-           42,000
          Consulting - medical advisory                                       -0-           48,000
          Consulting - product development                                    -0-           28,435
          Legal and professional fees                                      42,497          199,247
          Travel                                                           43,191          169,719
          Telephone and internet                                           34,439           64,034
          Selling, general and administrative                              25,907          215,196
          Interest expense, net                                            56,505           17,023
          Depreciation and amortization                                    87,325           92,616
                                                                      -----------      -----------
TOTAL OTHER EXPENSE                                                       893,092        1,510,135
                                                                      -----------      -----------
INCOME (LOSS) BEFORE TAXES AND PREFERRED DIVIDENDS                       (868,482)      (1,520,277)

INCOME TAX EXPENSE (BENEFIT)                                                  -0-              -0-

PREFERRED STOCK DIVIDENDS                                                 (50,859)         (49,454)
                                                                      -----------      -----------
NET INCOME (LOSS)                                                     $  (919,341)     $(1,569,731)
                                                                      ===========      ===========
BASIS AND DILUTED NET INCOME (LOSS) PER SHARE                         $      (.11)     $      (.33)
                                                                      ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED       8,188,891        4,783,784
                                                                      ===========      ===========


          See accompanying summary of accounting policies and notes to financial statements

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                For the three months ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2001             2000
                                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                         $  (919,341)     $(1,569,731)
     Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                                  87,325           92,616
     Common stock issued for services                                               97,858           90,000
     Change in assets and liabilities:
     Accounts receivable                                                            (2,332)             424
     Inventory                                                                         -0-            3,997
     Prepaid expenses                                                               (3,862)         (57,260)
     Intangible assets                                                            (113,500)             -0-
     Accounts payable and accrued expenses                                         196,325          148,576
     Sales tax payable                                                                 -0-             (641)
     Deferred revenue                                                              (12,498)             -0-
                                                                               -----------      -----------
Net cash provided by (used in) operating activities                               (670,025)      (1,292,019)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equity investment in EMN                                                          -0-         (335,000)
     Purchase of WebIPA                                                                -0-            5,033
     Purchase of property and equipment                                               (848)        (130,655)
                                                                               -----------      -----------
Net cash provided by (used in) operating activities                                   (848)        (460,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes                                                524,900              -0-
Payments on notes payable                                                          (10,000)             -0-
Proceeds from notes payable                                                         60,000              -0-
Issuance of 5% Series A convertible preferred stock, net of issuance costs             -0-          789,250
Issuance of common stock                                                               -0-              284
Proceeds from stock option exercise                                                 16,000            4,739
                                                                               -----------      -----------
Net cash provided by (used in) financing activities                                590,900          794,273
                                                                               -----------      -----------


Net increase (decrease) in cash and cash equivalents                               (79,973)        (958,368)
Cash and cash equivalents at beginning of period                                    90,958        1,127,263
                                                                               -----------      -----------
Cash and cash equivalents at end of period                                     $    10,985      $   168,895
                                                                               ===========      ===========

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                   (unaudited)

                                                                                For the three months ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2001             2000
                                                                               -----------      -----------
                 Supplemental Disclosure of Cash Flow Information:
                 Cash paid during the period for:
                 Income tax paid                                               $       -0-      $       -0-
                                                                               ===========      ===========
                 Interest paid                                                 $    23,657      $    44,728
                                                                               ===========      ===========

Non-Cash Investing and Financing Transactions;
   Acquisition of all of the outstanding common stock of WebIPA, Inc. during the quarter ended March 31, 2000.

             Assets acquired, fair value          $ 5,033
             Cash acquired                          5,033
                                                  -------
             Net cash paid for acquisition        $   -0-

During the year ended December 31, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock.

During the year ended December 31, 2000, 1,018,604 incentive stock options were exercised utilizing stock appreciation rights. The net proceeds to the company would have been $293,312. The company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights.

During the year ended December 31, 2000, a promissory note with a face value of $100,000 was converted into 66,667 shares of the Company's preferred stock at a rate of $1.50 per share.

During the year ended December 31, 2000, promissory notes totaling $206,118 of principal and interest were converted into 91,608 shares of the Company's preferred stock at a rate of $2.25 per share.

During the year ended December 31, 2000, $245,086 of the Company's convertible Series A Preferred Stock totaling 196,724 preferred shares were converted into 163,391 shares of common stock.

During the period ended March 31, 2001, the Company issued 90,000 shares as collateral for a bridge loan with a principal amount due of $75,000.

During the period ended March 31, 2001, $37,500 of convertible notes payable were converted into 30,000 shares of common stock, net of issuance costs of $2,890.

During the period ended March 31, 2001, a promissory note with a face value of $100,000 with $12,329 in accrued interest was converted into 226,003 shares of the Company's common stock .

During the period ended March 31, 2001, $45,000 of the Company's convertible Series A Preferred Stock totaling 45,000 preferred shares were converted into 30,000 shares of common stock.

During the period ended March 31, 2001, $760,000 in notes payables were converted into 12% convertible notes of the Company.

          See accompanying summary of accounting policies and notes to financial statements

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         OmniComm Systems, Inc. (the "Company") was originally incorporated in Florida in February 1997. The Company provides Internet based database applications that integrate significant components of the clinical trial process, including the collection, compilation and validation of data over the Internet. The Company's primary products include TrialMaster(TM) and WebIPA(R).

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

         Basic earnings per share were calculated using the weighted average number of shares outstanding of 8,188,891 and 4,214,396 for the periods ended March 31, 2001 and 2000; respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,554,006 shares of common stock at prices ranging from $.50 to $5.50 per share were outstanding at March 31, 2001, but they were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

         ADVERTISING

         Advertising costs are expensed as incurred. Advertising costs were $0 and $82,733 for the periods ended March 31, 2001 and 2000 respectively..

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

         RECLASSIFICATIONS

         Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

         INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:

                                                                 March 31, 2001
                                                                  Accumulated
                                                 Cost             Amortization
                                                 ----             ------------
         Covenant not to compete               $120,000             $120,000
         Software development costs              87,500               80,209
         Organization costs                         539                  539
         Debt acquisition costs                 196,948               53,831
                                               --------             --------
                                               $404,987             $254,579
                                               ========             ========

                                                               December 31, 2000
                                                                  Accumulated
                                                 Cost             Amortization
                                                 ----             ------------
         Covenant not to compete               $120,000             $120,000
         Software development costs              87,500               72,917
         Organization costs                         539                  539
         Debt acquisition costs                  86,338               47,850
                                               --------             --------
                                               $294,377             $241,306
                                               ========             ========


         The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three-year period, as that is the expected life of the various products. Amortization expense was $7,292 for software development costs for the period ended March 31, 2001.

         During the first three months of 2001, the Company issued Convertible Notes totaling $1,285,000. The fees of $113,500 associated with these notes will be amortized ratably over the term of the notes, which is through January 31, 2002. Amortization expense of debt acquisition costs totaled $5,981 for the period ended March 31, 2001, and approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $37,500 (original cost) worth of the convertible notes into common stock of the Company during the period ended March 31, 2001.

         Included in Goodwill, as a result of the EdNav acquisition at March 31, 2001 and December 31, 2000 is the cost of $475,665 and accumulated amortization of $436,026 and $396,388 respectively. The goodwill is being amortized ratably over a period of three years. Goodwill amortization totaled $39,638 for the period ended March 31, 2001.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

         PROPERTY AND EQUIPMENT, AT COST

         Property and equipment consists of the following:

                                                March 31, 2001                      December 31, 2000
                                                 Accumulated                          Accumulated
                                  Cost           Depreciation             Cost        Depreciation
                                  ----           ------------             ----        ------------
          Computer and            $387,862           $108,205           $387,862        $ 88,812
          office equipment

          Leasehold                  2,547                313              1,699             201
          improvements

          Computer software        212,412             72,859            212,412          60,067

          Office furniture          42,350             10,879             42,350           8,762
                                  --------           --------           --------        --------
                                  $645,171           $192,256           $644,323        $157,842
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

         Depreciation expense for the periods ended March 31, 2001 and 2000 was $34,414 and $24,660 respectively.

         DEFERRED REVENUE

         Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $14,363 in deferred revenue relating to one contract for services to be performed over the next three months.

         REVENUE RECOGNITION POLICY

         The Company recognizes sales, for both financial statement and tax purposes, when its products are shipped and when services are provided. The Company had $14,363 in deferred revenue relating to one contract for services to be rendered over the next three months.

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

         STOCK BASED COMPENSATION

         The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.

         EARNINGS PER SHARE

         Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 3,915,497 have been omitted from the calculation of dilutive EPS for the period ended March 31, 2001. A reconciliation between numerators and denominators of the basic and dilutive earnings per shares is as follows:

                                    Period Ended March 31, 2001               Period Ended March 31, 2000
                                    ---------------------------               ---------------------------
                            Net Income         Shares          Per-     Net Income        Shares          Per-
                              (Loss)                          Share      (Loss)                          Share
                             Numerator       Denominator      Amount    Numerator       Denominator      Amount
         Basic EPS           $(919,341)        8,188,891      $(0.11)   $(1,569,731)     4,783,784      $(0.33)
         Effect of
         Dilutive
         Securities
         None.                   -0-               -0-          -0-           -0-            -0-           -0-
                             ---------         ---------      ------    -----------      ---------      ------
         Diluted EPS         $(919,341)        8,188,891      $(0.11)   $(1,569,731)     4,783,784      $(0.33)
                             =========         =========      ======    ===========      =========      ======

         IMPACT OF NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarter of all fiscals years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, SFAS No. 138 was issued which amended certain provisions of SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet completed its evaluation of the impact of SFAS No. 133 on its consolidated financial statements. However, the Company does not believe that the implementation of SFAS No. 133 will have a significant effect on its results of operations.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

         FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"), provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

         In December 1999, The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accounted principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101 during fiscal year 2001. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

NOTE 3:  OPERATIONS AND LIQUIDITY

         The Company incurred substantial losses in 1999 and 2000. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt. The inability of the company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending March 31, 2001, there is doubt about the Company's ability to continue as a going concern.

         Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

         The Company accounted for its acquisition of WebIPA under the purchase method of accounting. At the time of the transaction WebIPA was a development stage company with approximately $5,033 in assets and no recorded liabilities.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 5:  EQUITY INVESTMENT

         European Medical Network (EMN) Investment, at cost

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

         On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of March 31, 2001 and December 31, 2000.

NOTE 6:  NOTES PAYBLE

         Education Navigator

         As of March 31, 2001, the Company owed $147,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2001 is $157,500. At March 31, 2001 the Company was in default under the terms of the promissory notes governing the debt.

         Short-term Borrowings

         At March 31, 2001 the Company owed $462,500 under short-term notes payable. The notes bear interest at rates ranging from 8% to 18%. The average original term of the promissory notes is 195 days. One of the notes is collateralized by common stock, the other notes are not collateralized. The note holders were granted stock warrants in the Company at prices ranging from $.50 to $2.25 per share. As of March 31, 2001 the Company was in default on four of the notes with principal owed of approximately $402,500.

NOTE 7:  CONVERTIBLE NOTES

         During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of March 31, 2001 approximately $437,500 of the Convertible Notes had been converted into 350,000 shares of common stock of the Company.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

         During the first quarter of 2001, the Company issued Convertible Notes Payable in the amount of $1,285,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $113,500 associated with this offering. The net proceeds to the Company were $1,285,000 with the costs of $113,500 accrued at March 31, 2001. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share, including registration rights.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

         The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                          2001                 $ 86,460
                          2002                  116,125
                          2003                        0
                          2004                        0
                          2005                        0
                                               --------
                          Total                $202,585
                                               ========


         In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

         CONTINGENT LIABILITIES

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

         On February 2, 2001, an advertising firm, Wray Ward Laseter filed a lawsuit in the Superior Court of North Carolina against the Company. The plaintiff alleges claims totaling approximately $84,160 against the Company for fees associated with advertising, marketing and public relations services provided between March and September 2000. On or about April 27, 2001, the Company and Wray Ward Laseter entered into a settlement agreement which provides that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a series of payments totaling $66,000.

         On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleges the Company breached its contract and owes approximately $13,126 for back payment of services rendered plus interest and costs. The Company disputes Temp Art's allegations and is vigorously defending this lawsuit.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

         In December 2000, the Company received a demand letter from a former employee for fees owed relating to an advisers agreement between him and the Company. The demand letter sought $37,500 in the form of past due fees. The former employee later increased his demand to $50,000. After its initial settlement offer was rejected, the Company advised the former employee that it intended to vigorously defend itself against any claims and assert its own claims against him. The Company disputes his allegations and intends to vigorously defend itself should a lawsuit be filed.

NOTE 9:  RELATED PARTY TRANSACTIONS

         The Company was owed $0 and $3,406 at March 31, 2001 and March 31, 2000, respectively, from a shareholder. The interest rate was 6% annually.

         On February 20, 2001 the Company borrowed $60,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 20, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $0.30.

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

         On November 22, 2000 the Company borrowed $150,000 from Profrigo, N.V., a shareholder of the Company. The promissory note carries an interest rate of 18% per annum and has a maturity date of January 15, 2001. In addition, the Company granted Profrigo an option to purchase 150,000 shares of the Company's common stock at a price of $0.75. The promissory note is currently in default and continues to accrue interest at the rate of 18% per annum.

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

NOTE 11: STOCK BASED COMPENSATION

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has selected to account for stock-based compensation expense under APB 25.

         STOCK OPTION PLAN

         In 1998 the Company's Board of Directors approved the OmniComm Systems 1998 Stock Option Plan. (the "1998 Plan"). The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 3,000,000 shares of the Company's common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the plan administrator.

         The Company's share option activity and related information is summarized below:

                                                    Period ended March 31,
                                                       March 31, 2001                      December 31, 2000
                                                                  Weighted                         Weighted
                                                                   Average                         Average
                                                                  Exercise                         Exercise
                                                  Options           Price          Options         Price
         Outstanding at beginning of period      3,316,006          $2.28         3,562,916           $1.00
                      Granted                      345,000          $0.64         1,851,994           $3.46
                      Exercised                     20,000          $0.80         1,045,894           $0.30
                      Cancelled                     87,000          $2.00         1,053,010           $1.97
                                                 ---------          -----         ---------           -----
         Outstanding at end of period            3,554,006          $2.14         3,316,006           $2.28
                                                 =========          =====         =========           =====
         Exercisable at end of period            1,662,051          $1.89         1,512,848           $2.19
                                                 =========          =====         =========           =====

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

         During 2000 the Company issued an aggregate of 187,330 shares of common stock to employees and advisors with a fair market value as measured on the date of issuance of $324,482 for services rendered under employment and consulting agreement. In addition, the Company issued 126,781 shares of preferred stock with a fair market value as measured on the date of grant of $190,172 to a financial advisor in accordance with a consulting agreement.

         During 2001 the Company issued an aggregate of 70,263 shares of common stock to employees and advisors with a fair market value as measured on the date of issuance of $33,321 for services rendered under employment and consulting agreement.

NOTE 12: OMNITRIAL, B.V. BANKRUPTCY

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

         The Company requested that the bankruptcy trustee return to the Company several computer servers, which the Company claims it owns separately from OmniTrial. The bankruptcy trustee refused to return the servers and alleged that the Company caused the bankruptcy due to its mismanagement of OmniTrial. The Company is currently attempting to negotiate a settlement with the trustee. If the Company is unable to settle the matter with the trustee, it intends to defend its rights in the bankruptcy court in The Netherlands.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

NOTE 13: INCOME TAXES

         Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                         3/31/01                  3/31/00
                                                         -------                  -------
         Current tax expense (benefit):
                     Income tax at statutory rates       $     -0-               $     -0-
         Deferred tax expense (benefit):
                     Amortization of goodwill and          (17,660)                (17,660)
                     covenant
                     Operating loss carryforward          (309,150)               (518,629)
                                                         ---------               ---------
                                                          (326,810)               (536,289)
         Valuation allowance                               326,810                 536,289
                                                         ---------               ---------
         Total tax expense (benefit)                     $     -0-               $     -0-
                                                         =========               =========

         The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                          3/31/01                 12/31/00
                                                          -------                 --------
         Deferred tax assets:
         Amortization of intangibles                     $   241,962             $    224,302
         Operating loss carryforwards                      3,445,239                3,136,089
                     Gross deferred tax assets             3,687,201                3,360,391
                     Valuation allowance                  (3,687,201)              (3,360,391)
                                                         -----------             ------------
                     Net deferred tax asset              $       -0-             $        -0-
                                                         ===========             ============

         The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $9,143,552. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2000.

NOTE 14: INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period from January 1, 2001 to March 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth in this report.

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

Period Ended March 31, 2001 Compared With the Period Ended March 31, 2000

Results of Operations

Revenues

Revenues for the period ended March 31, 2001 were $41,094 compared to $24,978 for the same period in 2000. Revenues associated with the Company's Internet based clinical trial products were approximately $18,348 and $0 for 2001 and 2000 respectively. Systems integration revenues in 2001 were approximately $22,746 versus $24,978 in fiscal 2000. The Company expects systems integration revenues in 2001 to parallel the results achieved in 2000

The Company's TrialMaster product is currently being sold as an application service provider ("ASP") that provides electronic data capture ("EDC") and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

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

Cost of Sales

Cost of sales was $16,484 or 40.1% for the period ended March 31, 2001 versus $35,120 or 140.6% for the period ended March 31, 2000. The absolute decrease in cost of sales is attributable to the Company's curtailment of its systems integration business segment. The decrease in cost of sales on a percentage business is primarily the result of the Company increasing sales of its TrialMaster product which should provide significantly higher gross margins than the systems integration segment of its business.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company's anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 62.9% of total Other Expenses for 2001. Salaries and related expenses totaled $561,851 in 2001 compared to $572,933 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 18 employees out of its Miami corporate office. The Company expects to increase headcount within its technology based functions in concert with anticipated increases in TrialMaster clients during fiscal 2001.

Rent

Rent expense was $41,377 for the period ended March 31, 2001 compared with $60,932 for the comparable period in fiscal 2000. The decrease can be attributed to approximately $14,275 in rent expense for the Company's office in Amsterdam incurred in fiscal 2000 which did not recur in 2001 due to the closure of the Amsterdam office in connection with the bankruptcy filing of the Company's European subsidiary, OmniTrial B.V.

Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $0 for the period ended March 31, 2001 compared to $118,435 in fiscal 2000. The decrease can be attributed to several factors. There was a decrease in marketing and sales consulting expense of $48,000 caused by the conversion of two sales consultants into marketing executives of the Company. There was a decrease of $42,000 in medical advisory consulting expenses that is directly correlated to a restructuring of the Company's medical advisory board. Product development fees were reduced by $28,435 through the discontinued use of temporary employees within the Company's research and development function.

Legal and Professional Fees

Legal and professional fees decreased to $42,497 in the period ended March 31, 2001 compared to $199,247 in the same period in 2000. The decrease can be attributed to investment banking and financial advisory fees totaling $55,001 in 2000. Legal and accounting fees were $42,497 in 2001 compared to $54,247 for the same period in fiscal 2000.

Telephone and Internet

Telephone and Internet related costs decreased by $29,595 due to the decreased telephone and Internet access costs associated with the closing of the Company's offices in Amsterdam, the Netherlands and Tampa, Florida. The Company does not anticipate an increase in access charges during fiscal 2001 based on its own existing communications infrastructure and its projected 2001 workload.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $25,907 in fiscal 2001 compared to $215,196 in fiscal 2000. A portion of the decrease is a result of increased expenditures for advertising ($11,816), conferences and seminars ($47,793) marketing ($70,916) and general office related costs ($38,104) in comparison with fiscal 2000. In addition, the Company had SG & A expenses of approximately $79,000 in its European operation.

Depreciation and Amortization

Depreciation and amortization expense was $87,325 for fiscal 2001 compared with $92,616 for fiscal 2000. The decrease is a result of an increase in depreciation expense in 2001 of approximately $9,756 that is associated with additional computer and office equipment offset by a $15,000 decrease in the amortization of the non-compete covenant associated with the Education Navigator acquisition in 1998

Liquidity and Capital Resources

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

Cash and cash equivalents decreased by $79,973 to $10,985 at March 31, 2001. This was the result of cash provided by financing activities of $590,848 offset by cash used in operating activities of approximately $670,025 and $848 in investing activities. The significant components of the activity include a loss from operations of approximately $919,341, an increase in debt acquisition costs of $113,500 in conjunction with a private placement of the Company's debt, the purchase of property and equipment of approximately $848, offset by an increase in accounts payable and accrued expenses of approximately $196,325 and approximately $600,900 the company raised through the sale of debt and equity securities.

Because of the losses experienced in 1999 and 2000 the Company has needed to continue utilizing the proceeds from the sale of debt and equity securities to fund its working capital needs. The capital markets during the latter half of fiscal 2000 continuing through the present provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. The softness in the capital markets coupled with the losses experienced caused working capital shortfalls. To compensate for its working capital needs the Company has used a combination of equity financing and short-term bridge loans.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of the TrialMaster system. The Company's Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2001. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits.
        None.

   (b)  Reports on Form 8-K.
        None.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:    David Ginsberg, D.O., Director, Chief Executive Officer and President
Date:  May 15, 2001

By: Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:  May 15, 2001