Form 10QSB
period 2001-06-30
OMNICOMM SYSTEMS INC
filed 2001-08-01
CIK 1034592

                       SECURITIES AND EXCHANGE COMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2001
                                                -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
     requirements for the past 90 days. Yes X   NO ____
                                            -

          The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2001: 7,889,128 common stock $.001 par value, 4,215,224 preferred stock no par value.

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,                  December 31,
                                                                                 --------                  ------------
                                                                                   2001                        2000
                                                                                   ----                        ----
                                                                                (unaudited)
                                                                                -----------
                                    ASSETS

CURRENT ASSETS
      Cash                                                                      $      7,898                 $    90,958
      Accounts receivable                                                             28,251                       9,927
      Prepaid expenses                                                                 2,458                          -0-
                                                                                ------------                 -----------
      Total current assets                                                            38,607                     100,885

PROPERTY AND EQUIPMENT, Net                                                          438,296                     486,481

OTHER ASSETS
      Intangible assets, net                                                          82,968                      53,071
      Goodwill, net                                                                       -0-                     79,277
      Other assets                                                                   100,160                      25,160
                                                                                ------------                 -----------

TOTAL ASSETS                                                                    $    660,031                    $744,874
                                                                                ============                 ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                     $  1,304,601                 $ 1,079,506
      Notes payable - current                                                        446,500                     612,500
      Notes payable related parties - current                                        380,000                     660,000
      Deferred revenue                                                                30,474                      26,861
                                                                                ------------                 -----------
      Total current liabilities                                                    2,161,575                   2,378,867

CONVERTIBLE DEBT                                                                   1,980,000                     462,500
                                                                                ------------                 -----------
TOTAL LIABILITIES                                                                  4,141,575                   2,841,367
                                                                                ------------                 -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
      5% Series A convertible preferred stock, 5,000,000 shares authorized,        3,812,179                   3,857,179
      4,215,224 and 4,260,224 issued and outstanding, respectively, at par
      Common stock - 20,000,000 shares authorized, 8,510,079 and 7,974,578             8,510                       7,975
      issued, respectively, at $.001 par value
      Additional paid in capital                                                   3,645,562                   3,261,100
      Less cost of treasury stock: Common - 620,951 and 620,951 shares,             (293,912)                   (293,912)
      respectively
      Retained deficit                                                           (10,652,743)                 (8,927,695)
      Subscriptions receivable                                                        (1,140)                     (1,140)
                                                                                ------------                 -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              (3,481,544)                 (2,096,493)
                                                                                ------------                 -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $    660,031                 $   744,874
                                                                                ============                 ===========

    See accompanying summary of accounting policies and notes to financial statements.

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to June 30, 2001
                                  (unaudited)

                                                     5% Series A Convert.                                                 Total
                     Common Stock      Additional      Preferred Stock             Retained                           Shareholders'
                 Number of     $.001    Paid in      Number                        Earnings   Subscription   Treasury     Equity

                  Shares       Value    Capital      Of Shares      $ No Par      (Deficit)    Receivable     Stock      (Deficit)
                 -----------   -------  ---------   ------------  -------------  -----------  ------------- --------- --------------
Balance at       3,344,066     $3,344    $238,007     4,117,500     $3,872,843   $(2,652,644)    $(850,952)       $-0-     $610,598
January 1,
2000
Issuance of         40,000         40      89,960                                                                            90,000
common
stock for
services

Issuance           284,166        284                                                                                           284
of common
stock

Exercise of      1,025,895      1,026     297,024                                                                           298,050
stock
options
Purchase           (20,951)                                                                                  (293,312)     (293,312)
of
treasury
stock in
connection
with stock
appreciation
rights

Payment on                                                                                         850,000                  850,000
subscription
receivable
Acquisition of   1,200,000      1,200       3,833                                                                             5,033
WebIPA, Inc.

Common stock      (600,000)                                                                                      (600)         (600)
reacquired in
the acquisition
of WebIPA
Issuance of                                             146,000        146,000                                              146,000
preferred stock
Issuance costs                                                        (206,750)                                            (206,750)
on preferred
stock

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to June 30, 2001
                                  (unaudited)

                          Common Stock       Additional        Preferred Stock      Retained                           Shareholders'
                     Number of      $.001     Paid in    Number of                  Earnings   Subscription  Treasury     Equity
                                                         ---------
                      Shares        Value     Capital     Shares        $ No Par   (Deficit)    Receivable     Stock     (Deficit)
                      ------        -----     -------     ------        --------   ---------    ----------     -----      -------
Conversion of           320,000        320      366,393                                                                   366,713
conv. notes
payable, net of
issuance costs of
$33,287

Exercise of              20,000         20       15,980                                                                    16,000
stock options

Exercise of             481,834        482      963,186                                                                   963,668
stock warrants

Exercise of             187,954        188                                                            (188)                    -0-
stock warrants

Conversion of            66,667         67       99,933   (100,000)     (100,000)                                              -0-
preferred stock
to common stock

Conversion of            91,608         92      206,026                                                                   206,118
notes payable to
common stock

Issuance of              70,990         71      188,784                                                                   188,855
common stock
for services

Issuance of             668,334        668      600,833                                                                   601,501
common stock,
net of issuance
costs of $66,833

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to June 30, 2001
                                  (unaudited)

                         Common Stock      Additional        Preferred Stock       Retained                            Shareholders'
                     Number       $.001     Paid in     Number of                  Earnings   Subscription   Treasury     Equity
                       of                               ---------
                     Shares       Value     Capital      Shares       $ No Par    (Deficit)    Receivable     Stock     (Deficit)
                     ------       -----     -------      ------       --------    ---------    ----------     -----      -------
Issuance of                                                126,781       190,172                                           190,172
preferred stock
for services

Conversion of                                               66,667       100,000                                           100,000
notes payable
into preferred
stock

Conversion of            96,724       97        144,989    (96,724)     (145,086)                                               -0-
preferred stock to
common stock

Issuance of              76,340       76         45,552                                                                     45,628
common stock
for services

Net (loss) for the                                                                (6,275,051)                           (6,275,051)
                                                                                   ---------                             ---------
year ended
December 31,
2000

Balances at           7,353,627    7,975      3,261,100  4,260,224     3,857,179  (8,927,695)       (1,140) (293,912)   (2,096,493)
December 31,
2000

Issuance of              90,000       90         74,910                                                                     75,000
common stock

Conversion of            30,000       30         44,970    (45,000)      (45,000)                                               -0-
preferred stock to
common stock

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                For the Period January 1, 2000 to June 30, 2001
                                  (unaudited)

                                                                 5% Series A
                          Common Stock         Additional      Preferred Stock        Retained
                      Number of    $.001         Paid in     Number                   Earnings        Subscription    Treasury
                       Shares      Value         Capital   Of Shares     $ No Par     (Deficit)        Receivable      Stock
Conversion of            30,000         30       34,580
convertible notes
payable to
common stock,
net of issuance
costs of $2,890

Exercise of              20,000         20       15,980
stock options

Stock issued in         126,338        126       97,732
lieu of pay and
in satisfaction of
trade payables

Conversion of           226,038        226      112,103
notes payable to
common stock

Issuance of              13,125         13        4,187
common stock

Net loss for the                                                                      (1,725,048)
six months                                                                          ------------
ended June 30,
2001

Balances at June      7,889,128     $8,510   $3,645,562    4,215,224    $3,812,179  $(10,652,743)       $  (1,140)     $(293,912)
30, 2001              =========     ======   ==========    =========    ==========  ============        =========      =========

                              Total
                           Shareholders
                              Equity
                             (Deficit)
Conversion of                        34,610
convertible notes
payable to
common stock,
net of issuance
costs of $2,890

Exercise of                          16,000
stock options

Stock issued in                      97,858
lieu of pay and
in satisfaction of
trade payables

Conversion of                       112,329
notes payable to
common stock

Issuance of                           4,200
common stock

Net loss for the                 (1,725,048)
six months                       ----------
ended June 30,
2001

Balances at June                $(3,481,544)
30, 2001                        ===========

     See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the six months ended    For the three months ended
                                                   June 30,                     June 30,
                                                 2001          2000          2001            2000
                                          -----------   -----------    ----------     -----------
Revenues                                  $    57,179   $    40,760    $   16,084     $    15,782
Cost of sales                                  38,198        46,524        21,713          11,404
                                          -----------   -----------    ----------     -----------

Gross margin                                   18,981        (5,764)       (5,629)          4,378

Other expenses
Salaries, benefits and related taxes          993,116     1,511,329       431,264         938,396
Rent                                           77,986       162,408        36,610         101,476
Consulting - medical advisory                      -0-       89,000            -0-         47,000
Consulting - marketing sales                       -0-       77,033            -0-         29,033
Consulting - product development                   -0-       36,420            -0-          7,985
Legal and professional fees                   100,917       405,978        58,419         206,731
Travel                                         42,210       310,443          (980)        140,724
Telephone and internet                         57,256       141,347        22,817          77,313
Selling, general and administrative            51,874       407,521        25,967         192,325
Interest expense, net                         135,678        41,979        79,176          24,956
Depreciation and amortization                 182,933       194,470        95,605         101,854
                                          -----------   -----------    ----------     -----------
Total other expenses                        1,641,970     3,377,928       748,878       1,867,793
                                          -----------   -----------    ----------     -----------

(Loss) before taxes and preferred          (1,622,989)   (3,383,692)     (754,507)     (1,863,415)
 dividends

Income tax expense (benefit)                       -0-           -0-           -0-             -0-

Preferred stock dividends                    (102,059)     (101,569)      (51,200)        (52,155)
                                          -----------   -----------    ----------     -----------

Net(loss)                                 $(1,725,048)  $(3,485,261)   $ (805,707)    $(1,915,530)
                                          ===========   ===========    ==========     ===========

Net (loss) per share                      $     (0.22)  $     (0.70)   $    (0.10)    $     (0.35)
                                          ===========   ===========    ==========     ===========
Weighted average number of shares
 outstanding
                                            7,739,214     5,000,089     7,883,732       5,549,470
                                          ===========   ===========    ==========     ===========


  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   For the six months ended
                                                                                           June 30,
                                                                                   2001                2000
                                                                                   ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $(1,725,048)        $(3,485,261)
  Adjustment  to reconcile  net income to net cash  provided by (used in)
  operating activities:
  Depreciation and amortization                                                    182,933             194,470
  Common stock issued for services                                                  97,858              90,000
  Change in assets and liabilities:
  Accounts receivable                                                              (18,324)            (27,301)
  Inventory                                                                             -0-              5,120
  Prepaid expenses                                                                  (2,458)            (22,260)
  Other assets                                                                          -0-            (13,892)
  Intangible assets                                                                (66,750)                 -0-
  Accounts payable and accrued expenses                                            237,524           1,118,544
  Sales tax payable                                                                     -0-             (1,487)
  Deferred revenue                                                                   3,613                  -0-
                                                                               -----------         -----------
Net cash provided by (used in) operating activities                             (1,290,652)         (2,142,067)

CASH FLOWS FROM INVESTING ACTIVITIES
  Equity investment in EMN                                                              -0-           (335,000)
  Purchase of WebIPA                                                                    -0-              5,033
  Purchase of property and equipment                                               (21,508)           (272,900)
                                                                               -----------         -----------
Net cash provided by (used in) operating activities                                (21,508)           (602,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes                                                794,900                  -0-
Payments on notes payable                                                          (16,000)                 -0-
Proceeds from notes payable                                                        430,000             530,000
Proceeds from stock warrant exercise                                                    -0-            492,000
Issuance of 5% Series A convertible preferred stock, net of issuance costs              -0-            789,250
Issuance of common stock                                                             4,200                 284
Proceeds from stock option exercise                                                 16,000              20,739
                                                                               -----------         -----------
Net cash provided by (used in) financing activities                              1,229,100           1,832,273
                                                                               -----------         -----------

Net increase (decrease) in cash and cash equivalents                               (83,060)           (912,661)
Cash and cash equivalents at beginning of period                                    90,958           1,127,263
                                                                               -----------         -----------
Cash and cash equivalents at end of period                                     $     7,898         $   214,602
                                                                               ===========         ===========

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)

                                                              For the six month ended
                                                                      June 30,
                                                                2001            2000
                                                                ----            ----
          Supplemental Disclosure of Cash Flow Information:
          Cash paid during the period for:
          Income tax paid                                           $    -0-           $    -0-
                                                                    =======            =======
          Interest paid                                             $23,657            $44,728
                                                                    =======            =======

Non-Cash Investing and Financing Transactions;
 Acquisition of all of the outstanding common stock of WebIPA, Inc. during the quarter ended June 31, 2000.

          Assets acquired, fair value     $ 5,033
          Cash acquired                     5,033
                                          -------
          Net cash paid for acquisition   $    -0-
                                          =======

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

During the period ended June 30, 2001, the Company issued 90,000 shares as collateral for a bridge loan with a principal amount due of $75,000.

During the period ended June 30, 2001, $37,500 of convertible notes payable were converted into 30,000 shares of common stock, net of issuance costs of $2,890.

During the period ended June 30, 2001, a promissory note with a face value of $100,000 with $12,329 in accrued interest was converted into 226,003 shares of the Company's common stock .

During the period ended June 30, 2001, $45,000 of the Company's convertible Series A Preferred Stock totaling 45,000 preferred shares were converted into 30,000 shares of common stock.

During the period ended June 30, 2001, $760,000 in notes payables were converted into 12% convertible notes of the Company.

    See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


NOTE 1:    ORGANIZATION AND NATURE OF OPERATIONS
           -------------------------------------

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

           Basic earnings per share were calculated using the weighted average number of shares outstanding of 7,739,214 and 5,000,089 for the six months ended June 30, 2001 and 2000; and 7,883,732 and 5,549,470 for
           the three months ended June 30, 2001 and 2000 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,750,039 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at June 30, 2001, but they were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


          ADVERTISING
          -----------

          Advertising costs are expensed as incurred. Advertising costs were $1,600 and $113,049 for the periods ended June 30, 2001 and 2000 respectively.

          Reclassifications
          -----------------

          Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

          INTANGIBLE ASSETS AND GOODWILL
          ------------------------------

          Included in Intangible Assets are the following assets:

                                                              June 30, 2001
                                                               Accumulated
                                         Cost                  Amortization
                                         ----                  ------------
          Covenant not to compete            $120,000                   $120,000
          Software development costs           87,500                     87,500
          Organization costs                      539                        539
          Debt acquisition costs              150,198                     67,230
                                             --------                   --------
                                             $358,237                   $275,269
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
                                             ========                   ========

          The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three-year period, as that is the expected life of the various products. Amortization expense was $14,583 for software development costs for the period ended June 30, 2001.

          During the first six months of 2001, the Company issued Convertible Notes totaling $1,555,000. The fees of $66,750 associated with these notes will be amortized ratably over the term of the notes, which is through January 31, 2002. Amortization expense of debt acquisition costs totaled $19,380 for the period ended June 30, 2001, and approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $37,500 (original cost) worth of the convertible notes into common stock of the Company during the period ended June 30, 2001.

          Included in Goodwill, as a result of the EdNav acquisition at June 30, 2001 and December 31, 2000 is the cost of $475,665 and accumulated amortization of $475,665 and $396,388 respectively. The goodwill is being amortized ratably over a period of three years. Goodwill amortization totaled $79,277 for the period ended June 30, 2001.

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


          PROPERTY AND EQUIPMENT, AT COST
          -------------------------------

          Property and equipment consists of the following:

                                                                 June 30, 2001                             December 31, 2000
                                                                  Accumulated                                 Accumulated
                                                  Cost            Depreciation                Cost            Depreciation
                                                  ----            ------------                ----           -------------
          Computer and office equipment            $391,477                $127,719           $387,862                 $ 88,812
          Leasehold improvements                      2,549                     440              1,699                      201
          Computer software                         229,453                  86,378            212,412                   60,067
          Office furniture                           42,350                  12,996             42,350                    8,762
                                                   --------                --------           --------                 --------
                                                   $665,829                $227,533           $644,323                 $157,842
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

          Depreciation expense for the periods ended June 30, 2001 and 2000 was $69,693 and $58,557 respectively.

          DEFERRED REVENUE
          ----------------

          Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $30,474 in deferred revenue relating to one contract for services to be performed over the next three months.

          REVENUE RECOGNITION POLICY
          --------------------------

          The Company recognizes sales, for both financial statement and tax purposes, in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101, The Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $30,474 in deferred revenue relating to one contract for services to be rendered over the next three months.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


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

          STOCK BASED COMPENSATION
          ------------------------

          The Company adopted APB 25 to account for its stock based compensation plans. APB 25 discloses pro forma income amounts which result from recognizing stock awards at their fair value.

          EARNINGS PER SHARE
          ------------------

          Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 3,784,000 have been omitted from the calculation of dilutive EPS for the period ended June 30, 2001. A reconciliation between numerators and denominators of the basic and dilutive earnings per shares is as follows:

                                         Period Ended June 30, 2001                       Period Ended June 30, 2000
                                         --------------------------                       --------------------------
                                  Net Income                                     Net Income
                                    (Loss)           Shares        Per-Share       (Loss)            Shares          Per-Share
                                  Numerator        Denominator      Amount        Numerator        Denominator        Amount
                                  ---------        -----------      ------        ---------        -----------        ------
     Basic EPS                    $  (1,726,048)       7,739,214    $   (0.22)    $ (3,485,261)         5,000,089     $    (0.70)
     Effect of Dilutive
      Securities
     None.                                   -0-              -0-          -0-              -0-                -0-            -0-
                                  -------------    -------------    ---------     ------------     --------------     ----------
     Diluted EPS                  $  (1,726,048)       7,739,214    $   (0.22)    $ (3,485,261)         5,000,089     $    (0.70)
                                  =============    =============    =========     ============     ==============     ==========

          IMPACT OF NEW ACCOUNTING STANDARDS
          ----------------------------------

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


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

          In December 1999, The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which summarizes certain of the SEC staff's views in applying generally accounted principles to revenue recognition in financial statements. The Company will be required to adopt SAB No. 101 during fiscal year 2001. The Company has reviewed SAB No. 101 and expects the pronouncement to have an effect on its method of recognizing revenues. The Company's typical engagement will last from 4 months to several years, and the revenue generated from those engagements will be ratably recognized over the life of the engagement.

NOTE 3:   OPERATIONS AND LIQUIDITY
          --------------------------

          The Company incurred substantial losses in 1999, 2000 and during the first six months of fiscal 2001. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt. The inability of the company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

          The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending June 30, 2001, there is doubt about the Company's ability to continue as a going concern.

          Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)


NOTE 5:   EQUITY INVESTMENT
          -----------------

          European Medical Network (EMN) Investment, at cost

          On June 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows:
          $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN's shareholders entered into an agreement that provided for the Company to have one seat on EMN's board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

          On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of June 30, 2001 and December 31, 2000.


NOTE 6:   NOTES PAYBLE
          ------------

          Education Navigator
          --------------------

          As of June 30, 2001, the Company owed $141,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2001 is $157,500. At June 30, 2001 the Company was in default under the terms of the promissory notes governing the debt.

          Short-term Borrowings
          ---------------------

          At June 30, 2001 the Company owed $685,000 under short-term notes payable. The notes bear interest at rates ranging from 9.5% to 18%. The average term of the promissory notes is 201 days. One of the notes is collateralized by common stock, the other notes are not collateralized. The note holders were granted stock warrants in the Company at prices ranging from $.50 to $2.25 per share. As of June 30, 2001 the Company was in default on three of the notes with principal owed of approximately $255,000.

NOTE 7:   CONVERTIBLE NOTES
          -----------------

          During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of June 30, 2001 approximately $437,500 of the Convertible Notes had been converted into 350,000 shares of common stock of the Company.

                            OMNNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

          During the first half of 2001, the Company issued Convertible Notes Payable in the amount of $1,555,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $66,750 associated with this offering. The net proceeds to the Company were $1,488,250, with the costs of $66,750 accrued at June 30, 2001. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share, including registration rights.

NOTE 8:   COMMITMENTS AND CONTINGENCIES
          -----------------------------

          The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                2001          $ 54,418
                2002           116,125
                2003                 0
                2004                 0
                2005                 0
                              --------
                Total         $170,543
                              ========

          In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

          CONTINGENT LIABILITIES
          ----------------------

          On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee and the case is still pending. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

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

          On February 2, 2001, an advertising firm, Wray Ward Laseter filed a lawsuit in the Superior Court of North Carolina against the Company. The plaintiff alleged claims totaling approximately $84,160 against the Company for fees associated with advertising, marketing and public relations services provided between June and September 2000. On or about April 27, 2001, the Company and Wray Ward Laseter entered into a settlement agreement which provides that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a series of payments totaling $66,000. To date the Company has made two payments totaling $25,200 under the settlement agreement.

          On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleges the Company breached its contract and owes approximately $13,126 for back payment of services rendered plus interest and costs. The Company disputes Temp Art's allegations and is vigorously defending this lawsuit.

                            OMNNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

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

NOTE 9:   RELATED PARTY TRANSACTIONS
          --------------------------

          On July 18, 2000 the Company borrowed $50,000 from Guus van Kesteren a Director of the Company. The promissory note carried an interest rate of 12% per annum and had a maturity date of September 30, 2000. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $2.25. At the Company's request Mr. van Kesteren elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

          On August 17, 2000 the Company borrowed $100,000 from Noesis N.V. a shareholder of the Company. The promissory note carried an interest rate of 8% per annum and had a maturity date of January 1, 2001. At the Company's request Noesis elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

          On October 26, 2000 the Company borrowed $250,000 from Profrigo N.V. a shareholder of the Company. The promissory note carried an interest rate of 5% per annum and had a maturity date of January 1, 2001. At the Company's request Profrigo elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

          On November 22, 2000 the Company borrowed $150,000 from Profrigo, N.V, a shareholder of the Company. The promissory note carries an interest rate of 18% per annum and has a maturity date of January 15, 2001. In addition, the Company granted Profrigo an option to purchase 150,000 shares of the Company's common stock at a price of $0.75. The promissory note is currently in default and continues to accrue interest at the rate of 18% per annum.

          On December 22, 2000 the Company borrowed $60,000 from Guus van Kesteren a Director of the Company. The promissory note carried an interest rate of 5% per annum and had a maturity date of January 1, 2001. At the Company's request Mr. van Kesteren elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

          On December 22, 2000 the Company borrowed $50,000 from Profrigo N.V. a shareholder of the Company. The promissory note carried an interest rate of 5% per annum and had a maturity date of January 1, 2001. At the Company's request Profrigo elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

          On February 20, 2001 the Company borrowed $60,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 20, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $0.30.

                            OMNNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

           On March 19, 2001 the Company borrowed $100,000 from Profrigo N.V a shareholder of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of September 19, 2001.

           On April 24, 2001 the Company borrowed $20,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 26, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 6,700 shares of the Company's common stock at a price of $0.30.

           On June 22, 2001 the Company borrowed $25,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of December 22, 2001. The note is convertible into common stock prior to maturity solely at the noteholders option at a price equivalent to that offered in any financing closed by the Company exceeding $1,000,000 prior to the notes maturity.

           On June 22, 2001 the Company borrowed $25,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of December 22, 2001. The note is convertible into common stock prior to maturity solely at the noteholders option at a price equivalent to that offered in any financing closed by the Company exceeding $1,000,000 prior to the notes maturity.


NOTE 10:   POST-RETIREMENT EMPLOYEE BENEFITS
           ---------------------------------

           The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS Nos. 106 or 112.

NOTE 11:   STOCK BASED COMPENSATION
           ------------------------

           ACCOUNTING FOR STOCK-BASED COMPENSATION
           ---------------------------------------

           Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant. Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation expense under APB 25.


           STOCK OPTION PLAN
           -----------------

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

                            OMNNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

          The Company's share option activity and related information is summarized below:

                                                 Period ended June 30,
                                                    June 30, 2001                      December 31, 2000
                                                              Weighted                               Weighted
                                                              Average                                Average
                                                              Exercise                               Exercise
                                               Options         Price              Options             Price
          Outstanding at beginning of period    3,316,006          $ 2.28         3,562,916               $ 1.00
                      Granted                     595,000          $ 0.64         1,851,994               $ 3.46
                      Exercised                    20,000          $ 0.80         1,045,894               $ 0.30
                      Cancelled                 1,140,467          $ 2.00         1,053,010               $ 1.97
                                                ---------          ------         ---------               ------

          Outstanding at end of period          2,750,539          $ 1.79         3,316,006               $ 2.28
                                                =========          ======         =========               ======
          Exercisable at end of period          1,556,000          $ 1.79         1,512,848               $ 2.19
                                                =========          ======         =========               ======


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

          During 2001 the Company issued an aggregate of 126,338 shares of common stock to employees and advisors with a fair market value as measured on the date of issuance of $97,732 for services rendered under employment and consulting agreement.

NOTE 12:  OMNITRIAL, B.V. BANKRUPTCY
          --------------------------

          On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee and the case is still pending. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

                            OMNNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

NOTE 13:    INCOME TAXES
            ------------

            Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                6/30/01                    6/30/00
                                                                =======                    =======
            Current tax expense (benefit):
                    Income tax at statutory rates                    $      -0-                 $       -0-
            Deferred tax expense (benefit):
                    Amortization of goodwill and
                    covenant                                           (35,320)                     (48,306)
                    Operating loss carryforward                       (575,411)                  (1,310,946)
                                                                     ---------                  -----------
                                                                      (610,731)                  (1,359,252)
Valuation allowance                                                    610,731                    1,359,252
                                                                     ---------                  -----------
Total tax expense (benefit)                                          $      -0-                 $        -0-
                                                                     =========                  ===========

          The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                6/30/01                   12/31/00
                                                                =======                   ========
          Deferred tax assets:
          Amortization of intangibles                                $   259,622                $   224,302
          Operating loss carryforwards                                 3,711,500                  3,136,089
                                                                     -----------                 ----------
                    Gross deferred tax assets                          3,971,122                  3,360,391
                    Valuation allowance                               (3,971,122)                (3,360,391)
                                                                     -----------                 ----------
                    Net deferred tax asset                           $        -0-               $        -0-
                                                                     ===========                ===========

          The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $9,851,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2000.


NOTE 14:  INTERIM FINANCIAL REPORTING

          The unaudited financial statements of the Company for the period from January 1, 2001 to June 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Six Months Ended June 30, 2001 Compared With the Period Ended June 30, 2000

Results of Operations

Revenues

Revenues for the period ended June 30, 2001 were $57,179 compared to $40,760 for the same period in 2000. Revenues associated with the Company's Internet based clinical trial products were approximately $33,981 and $0 for 2001 and 2000 respectively. Systems integration revenues in 2001 were approximately $23,198 versus $40,760 in fiscal 2000. The Company expects systems integration revenues in 2001 to parallel the results achieved in 2000.

The Company's TrialMaster product is currently being sold as an application service provider ("ASP") that provides electronic data capture ("EDC") and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of patients participating in the trial and the number of data points being collected per patient. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from 4 months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of Sales

Cost of sales was $38,198 for the period ended June 30, 2001 versus $46,524 for the period ended June 30, 2000. The decrease in cost of sales is attributable to the Company's curtailment of its systems integration business segment. Included in cost of sales is $21,950 in labor costs associated with clinical trial production and support in 2001 compared with $0 in 2000. The Company anticipates increasing production labor costs on an absolute basis as its trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 60.5% of total Other Expenses for 2001. Salaries and related expenses totaled $993,116 in 2001 compared to $1,511,329 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 17 employees out of its Miami corporate office. The Company expects to increase headcount within its technology and sales & marketing based functions in concert with anticipated increases in TrialMaster clients during fiscal 2001.

Rent

Rent expense was $77,986 for the period ended June 30, 2001 compared with $162,408 for the comparable period in fiscal 2000. The decrease can be attributed to $36,989 paid as a lease settlement in 2000 and approximately $29,117 in rent expense for the Company's office in Amsterdam incurred in fiscal 2000 which did not recur in 2001 due to the closure of the Amsterdam office in connection with the bankruptcy filing of the Company's European subsidiary, OmniTrial B.V.

Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $0 for the period ended June 31, 2001 compared to $202,453 in fiscal 2000. The decrease can be attributed to several factors. There was a decrease in marketing and sales consulting expense of $77,033 caused by the conversion of two sales consultants into marketing executives of the Company. There was a decrease of $89,000 in medical advisory consulting expenses that is directly correlated to a restructuring of the Company's medical advisory board. Product development fees were reduced by $36,420 through the discontinued use of temporary employees within the Company's research and development function.


Legal and Professional Fees

Legal and professional fees decreased to $100,917 in the period ended June 30, 2001 compared to $405,978 in the same period in 2000. The decrease can be attributed to investment banking and financial advisory fees totaling $334,766 in 2000 versus $45,000 in fiscal 2001. Legal and accounting fees were $55,917 in 2001 compared to $71,212 for the same period in fiscal 2000.

Telephone and Internet

Telephone and Internet related costs were reduced by $84,091 due to decreased telephone and Internet access costs associated with the closing of the Company's offices in Amsterdam, the Netherlands and Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. In addition, there were credits due which were not recognized during the first six months of 2000 totaling approximately $37,200 for excess charges by the Company's long distance and network access provider. The Company does not anticipate increasing in access charges during fiscal 2001 based on its own existing communications infrastructure and its projected 2001 clinical trial workload.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $51,874 in fiscal 2001 compared to $407,521 in fiscal 2000. A portion of the decrease is a result of expenditures for advertising ($111,449), conferences and seminars ($56,056), marketing ($40,252) and general office related costs ($100,129) in comparison with fiscal 2000. In addition, the Company had SG & A expenses of approximately $47,761 in its European operation.

Depreciation and Amortization

Depreciation and amortization expense was $182,933 for fiscal 2001 compared with $194,470 for fiscal 2000. The decrease is a result of an increase in depreciation expense in 2001 of approximately $11,136 that is associated with additional computer and office equipment and in amortization expense from debt acquisition costs of $7,417 offset by a $30,000 decrease in the amortization of the non-compete covenant associated with the Education Navigator acquisition in 1998

Three Months Ended June 30, 2001 Compared With the Period Ended June 30, 2000

Results of Operations

Revenues

Revenues for the period ended June 30, 2001 were $16,084 compared to $15,782 for the same period in 2000. Revenues associated with the Company's Internet based clinical trial products were approximately $15,633 and $0 for 2001 and 2000 respectively. Systems integration revenues in 2001 were approximately $451 versus $15,782 in fiscal 2000.

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

Cost of Sales

Cost of sales was $21,713 for the period ended June 31, 2001 versus $11,404 for the period ended June 30, 2000. The increase in cost of sales is attributable to increased labor costs for clinical trial production and support.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 57.6% of total Other Expenses for 2001. Salaries and related expenses totaled $431,264 in 2001 compared to $938,396 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 17 employees out of its Miami corporate office. The Company expects to increase headcount within its technology based functions in concert with anticipated increases in TrialMaster clients during fiscal 2001 and is likely to increase its sales and marketing force in an effort

Rent

Rent expense was $36,610 for the period ended June 30, 2001 compared with $101,476 for the comparable period in fiscal 2000. The decrease can be attributed to $36,989 paid for a lease cancellation in 2000 and approximately $14,842 in rent expense for the Company's office in Amsterdam incurred in fiscal 2000 which did not recur in 2001 due to the closure of the Amsterdam office in connection with the bankruptcy filing of the Company's European subsidiary, OmniTrial B.V.

Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $0 for the period ended June 30, 2001 compared to $84,018 in fiscal 2000. The decrease can be attributed to several factors. There was a decrease in marketing and sales consulting expense of $29,033 caused by the conversion of two sales consultants into marketing executives of the Company. There was a decrease of $47,000 in medical advisory consulting expenses that is directly correlated to a restructuring of the Company's medical advisory board. Product development fees were reduced by $7,985 through the discontinued use of temporary employees within the Company's research and development function.

The Company may incur marketing and sales consulting expense over the next 6 to 18 months as we seek to increase our market penetration. We view the additional consulting expense as a cost effective means of stepping up our sales efforts without incurring additional fixed salary costs.


Legal and Professional Fees

Legal and professional fees decreased to $58,419 in the period ended June 30, 2001 compared to $206,731 in the same period in 2000. The decrease can be attributed to investment banking and financial advisory fees totaling $189,766 in 2000 versus $45,000 in fiscal 2001. Legal and accounting fees were $13,419 in 2001 compared to $13,870 for the same period in fiscal 2000.

Telephone and Internet

Telephone and Internet related costs decreased by $54,496 due to the decreased telephone and Internet access costs associated with the closing of the Company's offices in Amsterdam, the Netherlands and Tampa, Florida. The Company does not anticipate an increase in access charges during fiscal 2001 based on its own existing communications infrastructure and its projected 2001 workload.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $25,967 in fiscal 2001 compared to $192,325 in fiscal 2000. The significant components of the decrease are a result of decreased expenditures for advertising ($99,632), and general office related costs ($18,965) in comparison with fiscal 2000. In addition, the Company had SG & A expenses of approximately $47,761 in its European operation during fiscal 2000.

Depreciation and Amortization

Depreciation and amortization expense was $95,605 for fiscal 2001 compared with $101,854 for fiscal 2000. The decrease are a result of increased in depreciation expense in 2001 of approximately $3,433 that is associated with additional computer and office equipment, and amortization of debt acquisition costs of $7,417 offset by a $15,000 decrease in the amortization of the non-compete covenant associated with the Education Navigator acquisition in 1998.

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

Cash and cash equivalents decreased by $83,060 to $7,898 at June 30, 2001. This was the result of cash provided by financing activities of $1,229,100 offset by cash used in operating activities of approximately $1,290,652 and $21,508 in investing activities. The significant components of the activity include a loss from operations of approximately $1,725,048, an increase in debt acquisition costs of $66,750 related to a private placement of the Company's debt, the purchase of property and equipment of approximately $21,508, offset by an increase in accounts payable and accrued expenses of approximately $237,524 and approximately $1,229,100 the company raised through the sale of debt and equity securities.

Because of the losses experienced in 1999, 2000 and the first six months of 2001, the Company has needed to continue utilizing the proceeds from the sale of debt and equity securities to fund its working capital needs. The capital markets during the latter half of fiscal 2000 continuing through the present provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. The softness in the capital markets coupled with the losses experienced caused working capital shortfalls. To compensate for its working capital needs the Company has used a combination of equity financing and short-term bridge loans.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of the TrialMaster system. The Company's Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2001. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Private Placement
-----------------

     On January 1, 2001, Noesis Capital Corp., as placement agent, began the distribution of a Confidential Private Placement Memorandum to accredited investors on behalf of the Company. The terms of the offering are as follows:

     Amount: $2,500,000, Best Efforts.

     Offering: 50 Units Maximum. Each Unit consists of a one (1) year convertible note (the "Note") in the principal amount of $50,000, bearing 12% annual interest, payable at maturity (January 31, 2002) with the principal convertible into shares of common stock, $.001 par value, of the Company ("Common Stock" or "Shares") at $0.50 per Share, subject to customary anti-dilution provisions.

     Price: $50,000 per Unit. The Company will accept subscriptions for partial Units.

     Registration Rights: Demand (so long as 50% of the aggregate amount of the total offering files notices) and PiggyBack registration rights.

     Use of Proceeds:  Operating and Marketing Expenses

     Conditions:

     (1) Regulation D of the Securities Act of 1933, as amended.
     (2) Suitability Standards; Accredited Investors Only.
     (3) Termination Date: March 31, 2001, unless earlier terminated or extended by the Company.
     (4) Placement Fee: 5% Commission (cash); warrants to purchase a number of shares equal to 10% of the number of shares issuable upon conversion of the Notes sold in the offering, at an exercise price of $.50 per share, exercisable for a period of five (5) years, commencing on the final closing date of the offering.

The private placement has been extended for an additional one hundred and twenty
(120) days.

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits.
         None.

  (b)    Reports on Form 8-K.
         None.

                                  SIGNATURES
                                  ----------

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
---------------------
Registrant
----------


By:   David Ginsberg, D.O., Director, Chief Executive Officer and President
      ---------------------------------------------------------------------
Date: July 30, 2001
      -------------

By:   Ronald T. Linares, Vice President of Finance, Chief Financial and
      -----------------------------------------------------------------
      Accounting Officer
      ------------------
Date: July 30, 2001
      -------------