Form 10QSB/A
period 2000-06-30
OMNICOMM SYSTEMS INC
filed 2001-09-14
CIK 1034592

                       SECURITIES AND EXCHANGE COMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB A/2

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2000
                                                             -------------

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____
             --

     The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2000: 5,859,176 common stock $.001 par value. 4,263,500 5% Series
A Convertible Preferred Stock, $0.00 par.

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,  December 31,
                                                              2000          1999
                                                       (Unaudited)          ----
                                                       -----------

                   ASSETS
                   ------
CURRENT ASSETS
              Cash                                     $   214,602  $ 1,127,263
          Accounts receivable                               35,759        8,458
          Inventory                                          5,046       10,166
          Prepaid expenses                                  22,260           -0-
                                                       -----------  -----------
          Total current assets                             277,667    1,145,887

Property and equipment, net                                564,667      353,183

OTHER ASSETS
          Equity investment in EMN                         335,000          -0-
          Shareholder loans                                    -0-        3,406
          Intangible assets, net                           119,256      169,629
          Goodwill, net                                    158,555      237,832
          Other assets                                      40,852       26,960
                                                       -----------  -----------
TOTAL ASSETS                                           $ 1,495,997  $ 1,936,897
                                                       ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
CURRENT LIABILITIES
          Accounts payable and accrued expenses        $ 1,403,024  $   284,481
          Notes payable - current                          707,500      177,500
          Sales tax payable                                    331        1,818
                                                       -----------  -----------
          Total current liabilities                      2,110,855      463,799

Convertible Notes                                          462,500      862,500
                                                       -----------  -----------
TOTAL LIABILITIES                                        2,573,355    1,326,299
                                                       -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
          Preferred stock - 10,000,000 shares            3,812,093    3,872,843
          authorized, 4,356,948 and 4,117,500
          issued and outstanding, respectively
          at $0.00 par value
          Common  stock - 20,000,000 shares                  6,480        3,344
          authorized, 6,480,127 and 3,344,066
          issued, respectively, at $.001 par
          value
          Additional paid in capital                     1,536,838      238,007
          Retained earnings (deficit)                   (6,137,905)  (2,652,644)
          Less cost of treasury stock:                    (293,912)         -0-
          Common - 620,951 and -0- shares
          respectively
          Stock subscription receivable                       (952)    (850,952)
                                                       -----------  -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                    (1,077,358)     610,598
                                                       -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)   $ 1,495,997  $ 1,936,897
                                                       ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                         For the six months ended     For the three months ended
                                                 June 30,                       June 30,
                                                2000         1999             2000          1999
                                                ----         ----             ----          ----
Revenues                                       40,760      912,401          15,782       383,679
Cost of sales                                  46,524      634,524          11,404       409,233
                                         ------------   ----------    ------------    ----------

Gross margin                                   (5,764)     277,877           4,378       (25,554)

Other expenses
Salaries, benefits and related taxes        1,511,329      231,266         938,396       128,331
Rent                                          162,408       27,554         101,476        12,181
Consulting - medical advisory                  89,000          -0-          47,000           -0-
Consulting - marketing sales                   77,033      210,101          29,033       160,080
Consulting - product development               36,420          -0-           7,985           -0-
Legal and professional fees                   405,978       70,374         206,731        32,407
Travel                                        310,443      105,690         140,724        71,792
Telephone and internet                        141,347        9,143          77,313         3,921
Factoring fees                                    -0-        4,500             -0-           632
Selling, general and administrative           407,521      155,017         192,325       127,321
Interest expense, net                          41,979       29,439          24,956        20,608
Depreciation and amortization                 194,470      139,396         101,854        70,168
                                         ------------   ----------    ------------    ----------
Total other expenses                        3,377,928      982,480       1,867,793       627,441
                                         ------------   ----------    ------------    ----------

(Loss) before taxes and preferred          (3,383,692)    (704,603)     (1,863,415)     (652,995)
dividends

Income tax expense (benefit)                      -0-          -0-             -0-           -0-

Preferred stock dividends                    (101,569)         -0-         (52,115)          -0-
                                         ------------   ----------    ------------    ----------

Net (loss)                               $ (3,485,261)  $ (704,603)   $ (1,915,530)   $ (652,995)
                                         ============   ==========    ============    ==========

Net (loss) per share                     $      (0.70)  $    (0.46)   $      (0.35)   $    (0.41)
                                         ============   ==========    ============    ==========
Weighted average number of shares
outstanding
                                            5,000,089    1,532,428       5,549,470     1,604,390
                                         ============   ==========    ============    ==========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For the six months ended
                                                                              June 30,
                                                                         2000          1999
                                                                         ----          ----
Cash Flows From Operating Activities
Net (loss)                                                           $(3,485,261)   $ (704,603)
Adjustment to reconcile net loss to net cash
Common stock issued for services                                          90,000           -0-
Depreciation and amortization                                            194,470       139,396
Changes in operating assets and liabilities, net of effects of acquisition of Education Navigator, Inc.
          Accounts receivable                                            (27,301)       37,015
          Inventory                                                        5,120         2,555
          Prepaid expenses                                               (22,260)      (12,431)
          Other assets                                                   (13,892)        2,500
          Accounts payable and accrued expenses                        1,118,544        14,745
          Sales tax payable                                               (1,487)      (29,955)
          Due to factoring agent                                             -0-       (42,485)
                                                                             ---    ----------
Net cash (used) in operating activities                               (2,142,067)     (593,263)
Cash Flows from Investing Activities
          Equity investment in European Medical Networks                (335,000)          -0-
          Purchase of WebIPA                                               5,033           -0-
          Purchase of property and equipment                            (272,900)      (26,198)
                                                                     -----------    ----------
Net cash (used) in investing activities                                 (602,867)      (26,198)
Cash Flows from Financing Activities
          Net proceeds from convertible notes                                -0-       742,875
          Proceeds from notes payable                                    530,000           -0-
          Proceeds from the issuance of preferred stock, net of          789,250           -0-
          issuance costs
          Issuance of common stock                                           284        56,145
          Proceeds from stock warrant exercise                           492,000           -0-
          Proceeds from stock option exercise                             20,739           -0-
          Payments on notes payable                                          -0-      (150,000)
                                                                             ---    ----------
Net cash provided by financing activities                              1,832,273       649,020
                                                                     -----------    ----------

Net increase (decrease) in cash and cash equivalents                    (912,661)       29,559
Cash and cash equivalents at beginning of period                       1,127,263        44,373
                                                                     -----------    ----------
Cash and cash equivalents at end of period                           $   214,602    $   73,932
                                                                     ===========    ==========

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                  Income taxes                                       $         0    $        0
                                                                     ===========    ==========
                  Interest                                           $    44,728    $    1,532
                                                                     ===========    ==========

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (continued)
                                  -----------

Non Cash Investing and Financing Transactions,           March 31, 2000
                                                         --------------
         Acquisition of all of the outstanding common
         Stock of WebIPA, Inc. during the quarter
         Ended March 31, 2000
                  Assets acquired, fair value            $        5,033
                  Cash acquired                                   5,033
                                                         --------------
                  Net cash paid for acquisition          $          -0-
                                                         ==============

In addition, the Company re-acquired 600,000 shares of its common stock that had been provided to WebIPA in October 1999 as a deposit towards the consummation of a transaction in which the Company would acquire all of the common stock of WebIPA. The re-acquired shares have been accounted for as treasury stock..

During the six months ended June 30, 2000 , $400,000 of convertible notes payable were converted into 320,000 shares of common stock.

During the six months ended June 30, 2000, 1,018,604 incentive stock options were exercised. The options were exercised utilizing stock appreciation rights. The net proceeds to company would have been $293,312. The company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights.

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 2000
                                  (unaudited)

                                                                   5% Series A
                                                                   Convertible
                                 Common Stock     Additional     Preferred Stock     Retained                               Total
                             Number of    $.001    Paid In    Number of             Earnings    Subscription Treasury  Shareholders'
                               Shares   Par Value  Capital     Shares    $0.00 Par  (Deficit)    Receivable   Stock       Equity
                               ------   ---------  -------     ------    ---------  ---------    ----------   -----       ------
Balances at December 31,     1,343,000   $1,343    $132,213         -0- $      -0- $  (311,407)   $    (952)    $ -0-   $  (178,803)
1998

Issuance of common stock       250,000      250                                                                                 250

Issuance of common stock        86,400       86      56,059                                                                  56,145
for services

Issuance of common stock       300,000      300       2,700                                                                   3,000

Issuance of common stock        68,000       68      44,132                                                                  44,200
for services
Issuance of common stock     1,296,666    1,297       2,903                                                                   4,200

Issuance of preferred                                         4,117,500  3,872,843                 (850,000)              3,022,843
stock, net of $134,590 in
issuance costs

Net loss for the year                                                               (2,341,237)                          (2,341,237)
ended December 31, 1999

Balances at December 31,     3,344,066    3,344     238,007   4,117,500  3,872,843  (2,652,644)    (850,952)      -0-       610,598
1999

Issuance of common stock        40,000       40      89,960                                                                 90,000
for services

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 2000
                                  (unaudited)

                                                                              5% Series A Convertible
                                     Common Stock            Additional           Preferred Stock            Retained
                               Number of         $.001         Paid In       Number of                       Earnings
                                 Shares        Par Value       Capital         Shares        $0.00 Par       (Deficit)
                                 ------        ---------       -------         ------        ---------       ---------

Issuance of common stock             284,166           284

Exercise of stock options          1,025,895         1,026        297,024

Purchase of treasury                 (20,951)
stock in connection with
stock appreciation rights

Payment of subscription
receivable

Acquisition of WebIPA,             1,200,000         1,200          4,433
Inc.

Common stock re-acquired            (600,000)
in the acquisition of
WebIPA

Issuance of preferred                                                             146,000        146,000
stock

Issuance costs                                                                                  (206,750)

Exercise of stock options             20,000            20         15,980

Exercise of stock warrants           246,000           246        491,754



                                                                     Total
                             Subscription      Treasury          Shareholders'
                              Receivable        Stock               Equity
                              ----------        -----               ------
Issuance of common stock                                               284

Exercise of stock options                                          298,050

Purchase of treasury                          (293,312)           (293,312)
stock in connection with
stock appreciation rights

Payment of subscription           850,000                          850,000
receivable

Acquisition of WebIPA,                                               5,633
Inc.

Common stock re-acquired                          (600)               (600)
in the acquisition of
WebIPA

Issuance of preferred                                              146,000
stock

Issuance costs                                                    (206,750)

Exercise of stock options                                           16,000

Exercise of stock warrants                                         492,000


                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1999 TO JUNE 30, 2000
                                  (unaudited)

                                                                   5%
                                                               Convertible
                          Common Stock        Additional     Preferred Stock      Retained                                 Total
                        Number of   $.001      Paid In    Number of               Earnings  Subscription   Treasury    Shareholders'
                         Shares   Par Value    Capital     Shares   $0.00 Par     (Deficit)  Receivable      Stock        Equity
                         ------   ---------    -------     ------   ---------     ---------  ----------      -----        ------
Conversion of            320,000       320      399,680                                                                  400,000
convertible notes
payable

Net loss for the                                                                 (3,485,261)                          (3,485,261)
quarter ended                                                                    -----------                          -----------
March 31, 2000

Balances at
June 30, 2000          5,859,176    $6,480   $1,536,838  4,263,500  $3,812,093  $(6,137,905)    $(952)    $(293,912) $(1,077,358)
                       =========    ======   ==========  =========  ==========  ============    ======    ========== ============

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

           Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,000,089 and 1,532,428 for the six months ended June 30, 2000; and 5,549,470 and 1,604,390 for the three months ended June 30, 2000 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,605,497 shares of common stock at prices ranging from $.25 to $6.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

               Reclassifications
               -----------------

               Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

               INTANGIBLE ASSETS AND GOODWILL
               ------------------------------

               Included in Intangible Assets are the following assets:

                                                          June 30, 2000
                                                          -------------
                                                            Accumulated
                                             Cost          Amortization
                                             ----          ------------
               Covenant not to compete     $120,000           $ 120,000
               Software development costs    87,500              58,334
               Organization costs               539                 450
               Debt acquisition costs       119,625              35,888
               Trademarks                     1,363                   0
               Patents                        4,901                   0
                                           --------           ---------
                                           $333,928           $ 214,672
                                           ========           =========


                                                      December 31, 1999
                                                      -----------------
                                                            Accumulated
                                             Cost          Amortization
                                             ----          ------------
               Covenant not to compete     $120,000           $  90,000
               Software development costs    87,500              43,750
               Organization costs               539                 360
               Debt acquisition costs       119,625              23,925
                                           --------           ---------
                                           $327,664           $ 158,035
                                           ========           =========

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

              PROPERTY AND EQUIPMENT, AT COST
              -------------------------------

              Property and equipment consists of the following:

                                          June 30, 2000                             December 31, 1999
                                          -------------                             -----------------
                                                  Accumulated                             Accumulated
                                                  -----------                             -----------
                                          Cost   Depreciation                  Cost      Depreciation
                                          ----   ------------                  ----      ------------
              Computer and
              Office equipment         380,858       $ 76,964               $195,340          $30,146
              Leasehold
              Improvements               1,156             39                      0                0
              Computer software        227,433          9,664                167,220            1,034
              Office furniture          47,108          5,221                 23,070            1,267
                                     ---------       --------               --------          -------

                                     $ 656,555       $ 91,888               $385,630          $32,447
                                     =========       ========               ========          =======

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

              As of June 30, 2000 the Company had issued 3,605,497 options to purchase common stock at prices ranging from $0.25 to $6.50 per share with expirations through August 19, 2011

NOTE 3:       OPERATIONS AND LIQUIDITY
              ------------------------

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

NOTE 5:       EQUITY INVESTMENT
              -----------------

              European Medical Network (EMN) Investment
              -----------------------------------------

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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


NOTE 6:       NOTES PAYBLE
              ------------

              Education Navigator
              -------------------

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

NOTE 8:       COMMITMENTS AND CONTINGENCIES
              -----------------------------

              The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                            2000    $  75,469
                            2001      142,341
                            2002      139,965
                            2003            0
                            2004            0
                                    ---------
                            Total   $ 357,775
                                    =========

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

NOTE 12:          INCOME TAXES
                  ------------

                  Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                        6/30/00                   6/30/99
                                                                        -------                   -------
                  Current tax expense (benefit):
                           Income tax at statutory rates               $       -0-               $      -0-
                  Deferred tax expense (benefit):
                           Amortization of goodwill and
                             Covenant                                      (48,306)                 (25,038)
                  Operating loss carryforward                           (1,310,946)                 (10,154)
                                                                       -----------               ----------
                                                                         1,359,252                   35,192
                  Valuation allowance                                   (1,359,252)                 (35,192)
                                                                       -----------               ----------
                  Total tax expense (benefit)                          $       -0-               $      -0-
                                                                       ===========               ==========

                  The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                          6/30/00                   12/31/99
                                                                          -------                   --------
                  Deferred tax assets:
                    Amortization of intangibles                         $   201,968                $   153,662
                    Operating loss carryforwards                          2,234,695                    923,749
                                                                        -----------                -----------
                           Gross deferred tax assets                      2,436,663                  1,077,411
                           Valuation allowance                           (2,436,663)                (1,077,411)
                                                                        -----------                -----------
                           Net deferred tax asset                       $       -0-                $       -0-
                                                                        ===========                ===========

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

Other Expenses:

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

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $214,602 from $1,127,263 during the first six months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first two quarters, the Company's investment in European Medical networks of $335,000, the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock and from the exercise of common stock warrants associated with the Series A Preferred shareholders.

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

PART II. OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

         In the Circuit Court of the 11/th/ Judicial Circuit Court in and for Miami-Dade County, Florida, SPP Real Estate, Inc. filed suit on May 24, 2000 for damages and other relief against OmniComm Systems, Inc. alleging OmniComm's breach of a lease for real property.

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

         None

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


                                  SIGNATURES
                                  ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          OMNICOMM SYSTEMS, INC.
                                                                      Registrant
                  Date:    September 12, 2001
                           ------------------



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