Form 10QSB/A
period 2000-09-30
OMNICOMM SYSTEMS INC
filed 2001-09-14
CIK 1034592

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB-A/2

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____
                                           ---

          The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2000: 6,704,729 common stock $.001 par value, 4,356,948 preferred stock no par value.

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,                December 31,
                                                                     2000                        1999
                                                                  (Unaudited)
                                             ASSETS
                                             ------
CURRENT ASSETS
          Cash                                                   $     3,789                   $ 1,127,263
          Accounts receivable                                         46,869                         8,458
          Inventory                                                    4,670                        10,166
          Prepaid expenses                                            12,494                           -0-
          Total current assets                                        67,822                     1,145,887
                                                                 -----------                   -----------

Property and equipment, net                                          584,349                       353,183

OTHER ASSETS
          Equity investment in EMN                                   335,000                           -0-
          Shareholder loans                                              -0-                         3,406
          Intangible assets, net                                     105,939                       169,629
          Goodwill, net                                              118,916                       237,832
          Other assets                                                39,802                        26,960
                                                                 -----------                   -----------
TOTAL ASSETS                                                     $ 1,251,828                   $ 1,936,897
                                                                 ===========                   ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                              ----------------------------------------------
CURRENT LIABILITIES
          Accounts payable and accrued expenses                  $ 1,222,877                   $   284,481
          Notes payable - current                                    512,500                       177,500
          Deferred revenue                                            39,376                           -0-
          Sales tax payable                                              -0-                         1,818
                                                                 -----------                   -----------
          Total current liabilities                                1,774,753                       463,799

Convertible Notes                                                    462,500                       862,500
                                                                 -----------                   -----------
TOTAL LIABILITIES                                                  2,237,253                     1,326,299
                                                                 -----------                   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
          Preferred stock - 10,000,000 shares                      4,002,265                     3,872,843
          authorized, 4,356,948 and 4,117,500 issued
          and outstanding, respectively at $0.00 par
          value
          Common stock - 20,000,000 shares                             7,326                         3,344
          authorized, 7,325,680 and 3,344,066 issued,
          respectively, at $.001 par value
          Additional paid in capital                               2,849,321                       238,007
          Retained earnings (deficit)                             (7,549,285)                   (2,652,644)
          Less cost of treasury stock: Common -                     (293,912)                          -0-
          620,951 and -0- shares respectively
          Stock subscription receivable                               (1,140)                     (850,952)
                                                                 -----------                   -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                (986,025)                      610,598
                                                                 -----------                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)             $ 1,251,828                   $ 1,936,897
                                                                 ===========                   ===========

   The accompanying notes are an integral part of these financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the nine months ended                     For the three months ended
                                                                September 30,                                  September 30,
                                                           2000                  1999                    2000                  1999
                                                           ----                  ----                    ----                  ----
Revenues                                           $     51,914          $  1,156,937            $     11,154            $  244,536
Cost of sales                                            43,436               821,803                  (3,088)              187,279
                                                   ------------          ------------            ------------            ----------

Gross margin                                              8,478               335,134                  14,242                57,257

Other expenses
Salaries, benefits and related taxes                  2,373,022               426,067                 861,694               194,801
Rent                                                    203,250                44,903                  40,842                17,349
Consulting - medical advisory                           117,667               159,345                  28,667               159,345
Consulting - marketing sales                             83,033               198,780                   6,000               (11,322)
Consulting - product development                         59,365                 6,036                  22,945                 6,036
Legal and professional fees                             533,047                84,301                 127,069                13,027
Travel                                                  331,671               206,234                  21,228               100,544
Telephone and internet                                  167,821                29,613                  26,474                20,135
Factoring fees                                              -0-                 4,571                     -0-                    71
Selling, general and administrative                     527,362               206,242                 119,840                52,461
Interest expense, net                                    62,492                51,077                  20,512                21,638
Depreciation and amortization                           291,468               224,176                  96,999                84,780
                                                   ------------          ------------            ------------            ----------
Total other expenses                                  4,750,198             1,641,345               1,372,270               658,865
                                                   ------------          ------------            ------------            ----------

(Loss) before taxes and preferred                    (4,741,720)           (1,306,211)             (1,358,028)             (601,608)
dividends

Income tax expense (benefit)                                -0-                   -0-                     -0-                   -0-

Preferred stock dividends                              (154,921)                  -0-                 (53,353)                   -0-
                                                   ------------          ------------            ------------            ----------

Net(loss)                                          $ (4,896,641)         $ (1,306,211)           $ (1,411,381)           $ (601,608)
                                                   ============          ============            ============            ==========

Net (loss) per share                               $      (0.90)         $      (0.79)           $      (0.23)           $    (0.32)
                                                   ============          ============            ============            ==========
Weighted average number of shares
outstanding                                           5,437,653             1,655,612               6,182,576             1,895,247
                                                   ============          ============            ============            ==========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For the nine months ended
                                                                 September 30,
                                                                   2000                           1999
                                                                   ----                           ----
Cash Flows From Operating Activities
Net (loss)                                                  $(4,896,641)                  $(1,306,211)
Adjustment to reconcile net loss to net cash
Common stock issued for services                                278,855                            -0-
Preferred stock issued for services                             190,172                            -0-
Accrued placement agent fee                                     (38,500)                           -0-
Depreciation and amortization                                   291,468                       224,176
Changes in operating assets and liabilities, net of
effects of acquisition of Education Navigator, Inc.
          Accounts receivable                                   (38,411)                       42,002
          Inventory                                               5,496                         3,082
          Prepaid expenses                                      (12,494)                           -0-
          Shareholder loans                                       3,406                            -0-
          Other assets                                          (12,842)                        2,500
          Accounts payable and accrued expenses                 938,396                      (146,167)
          Sales tax payable                                      (1,818)                      (28,505)
          Deferred revenue                                       39,376                            -0-
          Due to factoring agent                                     -0-                     (139,012)
                                                             ----------                   -----------
Net cash (used) in operating activities                      (3,253,537)                   (1,348,135)
Cash Flows from Investing Activities
          Equity investment in European Medical Networks       (335,000)                           -0-
          Purchase of WebIPA                                      5,033                            -0-
          Purchase of property and equipment                   (333,911)                     (222,808)
                                                             ----------                   -----------
Net cash (used) in investing activities                        (663,878)                     (222,808)
Cash Flows from Financing Activities
          Net proceeds from convertible notes                        -0-                      742,875
          Proceeds from notes payable                           680,000                            -0-
          Proceeds from the issuance of preferred stock,        789,250                     1,244,910
          net of issuance costs
          Issuance of common stock                              385,284                       103,595
          Proceeds from stock warrant exercise                  963,668                            -0-
          Proceeds from stock option exercise                    20,739                            -0-
          Payments on notes payable                             (45,000)                     (377,500)
                                                             ----------                   -----------
Net cash provided by financing activities                     2,793,941                     1,713,880
                                                             ----------                   -----------

Net increase (decrease) in cash and cash equivalents         (1,123,474)                      142,937
Cash and cash equivalents at beginning of period              1,127,263                        44,373
                                                             ----------                   -----------
Cash and cash equivalents at end of period                       $3,789                   $   187,310
                                                             ==========                   ===========

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (countinued)

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                Income Taxes                           $      0      $      0
                                                       ========      ========
                Interest                               $ 26,736      $ 27,982
                                                       ========      ========


Non Cash Investing and Financial Transactions,                  March 31, 2000
                                                                --------------
          Acquisition of all of the outstanding common
          Stock of WebIPA, Inc. during the quarter
          Ended March 31, 2000
                Assets acquired, fair value                     $    5,033
                Cash acquired                                        5,033
                                                                ----------
                Net cash paid for acquisition                   $      -0-
                                                                ==========

In addition, the Company re-acquired 600,000 shares of its common stock that had been provided to WebIPA in October 1999 as a deposit towards the consummation of a transaction in which the Company would acquire all of the common stock of WebIPA. The re-acquired shares have been accounted for as treasury stock.

During the nine months ended September 30, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock.

During the nine months ended September 30, 2000, 1,018,604 incentive stock options were exercised. The options were exercised utilizing stock appreciation rights. The net proceeds to company would have been $293,312. The company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights.

The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000
                                  (unaudited)

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
1999

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000
                                  (unaudited)

                                                                   5% Series A
                                                                   Convertible
                                 Common Stock     Additional     Preferred Stock    Retained                               Total
                             Number of    $.001    Paid In    Number of             Earnings   Subscription   Treasury Shareholders'
                               Shares   Par Value  Capital     Shares    $0.00 Par  (Deficit)   Receivable     Stock      Equity
                               ------   ---------  -------     ------    ---------  ---------   ----------     -----      ------
Issuance of common stock        40,000         40    89,960                                                                  90,000
for services

Issuance of common stock       284,166        284                                                                               284

Exercise of stock options    1,025,895      1,026   297,024                                                                 298,050

Purchase of treasury           (20,951)                                                                      (293,312)     (293,312)
stock in connection with
stock appreciation rights


Payment of subscription                                                                             850,000                 850,000
receivable

Acquisition of WebIPA,       1,200,000      1,200     4,433                                                                   5,633
Inc.

Common stock re-acquired      (600,000)                                                                          (600)         (600)
in the acquisition of
WebIPA

Issuance of preferred                                           146,000    146,000                                          146,000

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000
                                  (unaudited)

                                                                   5% Series A
                                                                   Convertible
                                 Common Stock     Additional     Preferred Stock    Retained                               Total
                             Number of    $.001    Paid In    Number of             Earnings   Subscription   Treasury Shareholders'
                               Shares   Par Value  Capital     Shares    $0.00 Par  (Deficit)   Receivable     Stock      Equity
                               ------   ---------  -------     ------    ---------  ---------   ----------     -----      ------
stock

Issuance costs                                                            (206,750)                                        (206,750)

Exercise of stock options      20,000          20     15,980                                                                 16,000

Exercise of stock warrants    481,834         482    963,186                                                                963,668

Conversion of convertible     320,000         320    399,680                                                                400,000
notes payable

Exercise of stock warrants    187,954         188                                                     (188)                     -0-

Conversion of preferred        66,667          67     99,933   (100,000)  (100,000)                                             -0-
stock to common stock

Conversion of notes            91,608          92    206,026                                                                206,118
payable to common stock

Issuance of common stock       70,990          71    188,784                                                                188,855
for services

Issuance of common stock,     192,500         192    346,308                                                                346,500
net of issuance

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1, 1999 TO SEPTEMBER 30, 2000
                                  (unaudited)


                                                             5% Series A Convertible
                               Common Stock      Additional     Preferred Stock      Retained                             Total
                          Number of     $.001     Paid In    Number of               Earnings   Subscription  Treasury Shareholders'
                            Shares    Par Value   Capital     Shares    $0.00 Par    (Deficit)   Receivable    Stock      Equity
                            ------    ---------   -------     ------    ---------    --------    ----------    -----      ------
costs of $38,500

Issuance of preferred                                          126,781     190,172                                          190,172
stock for services

Conversion of notes                                             66,667     100,000                                          100,000
payable to preferred stock

Net loss for the quarter                                                             (4,896,641)                         (4,896,641)
                                                                                     -----------                         -----------
ended March 31, 2000

Balances at June 30, 2000  6,704,729   $7,326   $2,849,321   4,356,948  $4,002,265  $(7,549,285)  $(1,140)   $(293,912)   $(985,425)
                           =========   ======   ==========   =========  ==========  ============  ========   ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

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

            Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,437,653 and 1,655,612 for the nine months ended September 30, 2000 and 1999; and 6,182,576 and 1,895,247 for the three months ended September 30, 2000 and 1999, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,049,669 shares of common stock at prices ranging from $.25 to $6.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

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

            INTANGIBLE ASSETS AND GOODWILL
            ------------------------------

            Included in Intangible Assets are the following assets:

                                                   September 30, 2000
                                                       Accumulated
                                           Cost       Amortization
                                           ----       ------------
            Covenant not to compete      $120,000       $ 120,000
            Software development costs     87,500          65,625
            Organization costs                539             494
            Debt acquisition costs        119,625          41,869
            Trademarks                      1,363               0
            Patents                         4,901               0
                                         --------       ---------
                                         $333,928       $ 227,988
                                         ========       =========


                                                   December 31, 1999
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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

            PROPERTY AND EQUIPMENT, AT COST
            -------------------------------

            Property and equipment consists of the following:

                                            September 30, 2000                           December 31, 1999
                                            ------------------                           -----------------
                                                     Accumulated                             Accumulated
                                                     -----------                             -----------
                                           Cost     Depreciation             Cost           Depreciation
                                           ----     ------------             ----           ------------
                  Computer and
                  Office equipment        440,858        $ 79,660          $195,340             $30,146
                  Leasehold
                  Improvements              1,699             114                 0                   0
                  Computer software       228,262          48,596           167,220               1,034
                  Office furniture         49,093           7,193            23,070               1,267
                                          -------        --------          --------             -------

                                         $719,912        $135,563          $385,630             $32,447
                                         =========   ============          ========             =======

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

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

NOTE 6:     NOTES PAYBLE
            ------------

            Education Navigator
            -------------------

            As of September 30, 2000, the Company owed $157,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2000 is $177,500. At August 15, 2000 the Company was in default under the terms of the promissory notes governing the debt. In accordance with the terms of the promissory note the Company will pay a late charge equal to 5% of the $177,500 due at maturity, June 26, 2000. In addition, the interest rate on the note will increase to the maximum rate allowed by law in the State of Florida.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)


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

NOTE 8:  COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                       2000    $  38,221
                       2001      142,341
                       2002      139,965
                       2003            0
                       2004            0
                               ---------
                       Total   $ 320,527
                               =========

         In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

NOTE 9:  RELATED PARTY TRANSACTIONS
         --------------------------

         The Company was owed $0 and $3,406 at September 30, 2000 and December 31, 1999, respectively, from a shareholder. The interest rate was 6% annually.

NOTE 10: POST-RETIREMENT EMPLOYEE BENEFITS
         ---------------------------------
         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 of 112.

NOTE 11: INCOME TAXES
         ------------
         Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                   9/30/00           9/30/99
                                                   -------           -------
         Current tax expense (benefit):
                  Income tax at statutory rates   $       -0-     $       -0-
         Deferred tax expense (benefit):
                  Amortization of goodwill and
                    Covenant                          (72,458)        (25,038)
         Operating loss carryforward               (1,792,607)        (10,154)
                                                  -----------      ----------
                                                    1,865,065          35,192
         Valuation allowance                       (1,865,065)        (35,192)
                                                  -----------      -----------
         Total tax expense (benefit)                      -0-             -0-
                                                  ===========      ===========

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)




         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                      9/30/00               12/31/99
                                                                      -------               --------

         Deferred tax assets:
           Amortization of intangibles                  $             226,120    $           153,662
           Operating loss carryforwards                             2,716,356                923,749
                                                        ---------------------    -------------------
                  Gross deferred tax assets                         2,942,476              1,077,411
                  Valuation allowance                              (2,942,476)            (1,077,411)
                                                        ----------------------   -------------------
                  Net deferred tax asset                                  -0-                    -0-
                                                        ======================   ===================

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

Other Expenses:

Salaries and Wages. Salaries and wages increased to $2,373,022 from $426,067 for the nine-month period ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has twenty-seven employees compared to fifteen for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $1,230,104 from $491,563 for the first nine months of the fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster and WebIPA systems. The Company experienced increases in its travel and general and administrative expenses in connection with its decision to execute its Internet strategy. The Company incurred significantly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. Rents increased during the first nine months in fiscal 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues:

Total revenues decreased to $11,154 from $244,536 for the three months ended September 30, 2000 compared to the corresponding period in fiscal year 1999. This substantial decrease in revenue can be attributed to the Company moving its focus away from computer systems integration to the development and marketing of Internet based database products. The Company began the shift away from systems integration during the second quarter of fiscal 1999. The Company's transition to an Internet development and marketing business had been completed by the end of fiscal 1999.

All of the Company's revenue for 1999 were attributable to its systems integration business. The Company earned approximately $4,167 in revenue from its clinical trial oriented businesses during the three months ended September 30, 2000.

Cost of Sales:

Total cost of sales decreased to $(3,088) from $244,536 for the three months ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales can be attributed to the Company's decision to redeploy its resources to the development and marketing of the TrialMaster Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in its strategic focus and therefore a corresponding decrease in cost of goods sold. The Company does not anticipate any substantial increases in the cost of sales from its computer systems integration business.

Other Expenses:

Salaries and Wages. Salaries and wages increased to $861,694 from $194,801 for the three-month period ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The Company currently has twenty-seven employees compared to fifteen for the comparable period in fiscal 1999. All of the Company's employees are directly involved in the development, marketing, and implementation of the TrialMaster(TM) and WebIPA systems.

Selling, General and Administrative. Selling, general and administrative expenses which includes; rent, telephone and Internet expenses and travel, increased to $208,384 from $190,560 for the three months ending September 30, 2000 compared to the corresponding period in fiscal year 1999. The increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster and WebIPA systems. The Company experienced a decrease in its, travel expenses as it worked to limit its operating expenses during the quarter. The Company incurred slightly higher telephone and Internet access expenses related to its move to an Internet based operating strategy. The Company anticipates that telephone and Internet access charges will continue to grow on an absolute dollar basis as it continues to expand its Internet businesses. Rents increased during the three months ended September 30, 2000 due to the opening of a Research and Development facility in Tampa, Florida, and the establishment of OmniTrial B.V., a wholly-owned subsidiary, in Amsterdam, The Netherlands.

Legal and Professional Fees. Legal and professional fees increased to $127,069 from $13,027 for the three months ending September 2000 compared to the comparable period in fiscal 1999. The increase is primarily attributable to investment banking and financial advisory fees paid to an investment bank in conjunction with the Company's attempt to raise capital during the first half of fiscal 2000.

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

         On June 30, 2000 the company filed a current report on Form 8-K dated June 30, 2000 reporting items 5 and 7 in connection with organizational changes occurring on that date. The Company announced that Cornelis F. Wit a member of the Company's Board of Directors had been named interim CEO. The Company also announced that Peter S. Knezevich had been replaced as CEO and would remain on as a Director of the Company.

         On September 20, 2000 the company filed a current report on Form 8-K dated July 31, 2000 reporting items 5 and 7 in connection organizational changes occurring on that date. The Company announced that David Ginsberg, D.O. had been named President and CEO. The Company also announced that Peter S. Knezevich had resigned as a Director of the Company as of August 1, 2000. The Company announced at the same time the closing of its wholly owned European subsidiary, OmniTrial B.V. On September 5, 2000 OmniTrial applied for bankruptcy in The Netherlands and a Trustee was appointed by a Dutch bankruptcy court to liquidate its assets.

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