Form 10KSB/A
period 2000-12-31
OMNICOMM SYSTEMS INC
filed 2001-09-14
CIK 1034592

                                FORM 10-KSB/A-1
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this Form 10-KSB.[_]

State issuer's revenues for its most recent fiscal year. $70,976

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,170,919 (Based upon the closing price of $0.41 per common share on April 5, 2001.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 7,353,627. The number of shares outstanding of the issuer's class of preferred equity (5% Series A Convertible Preferred), as of December 31, 2000: 4,260,224.

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

                                    PART I
                                    ------

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

As an application software provider, ("ASP"), OmniComm's portal technology, TrialMaster(TM), places the Company in a unique position to leverage the rapid transformation taking place in the market and become a market leader in the ownership and operation of proprietary software applications urgently needed to streamline and modernize the clinical trials industry.

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

The critical component in bringing a drug or medical device to market is the process by which approval is sought to market the drug or device. The amount of money and time spent on the process are enormous. The following points are illustrative of the business process:

     .  It can cost as much as $600 million to bring a drug to market
     .  50% of clinical trials are delayed due to a lack of patients
     . For every day Viagra(R) was in clinical trials Pfizer lost approximately $5,000,000 a day
     . In the United States less than 4% of the doctors and less than 2% of the eligible patients are involved in clinical trial

A fundamental way that the Internet is transforming business is the way in which it changes institutional business processes such as clinical trials. The Internet enables information to be easily and widely distributed and allows the users of the information to use tools - web-based applications - to benefit from and use the information.

The Company's current business strategy focuses on the continued development, marketing and sale of its TrialMaster product. The Company believes the domestic clinical trial industry with its inherent inefficiencies, vast size and considerable growth afford the greatest opportunity for revenue growth. The Company expects to devote the majority of its human and capital resources to TrialMaster over the next 12 to 18 months.

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

RECENT TRENDS IN THE PHARMACEUTICAL INDUSTRY
--------------------------------------------

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

GOVERNMENT REGULATION
---------------------

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

--------------------------------------------------------------------------------
A.   Data Collection Comparison

Clinical data is collected from the Clinical Report Forms ("CRF") that are submitted to and filled out by an investigator - a doctor or research assistant - who is participating in the clinical trial. These forms can be five to one hundred pages per patient and encompass a series of visits by patients over a period of time.
--------------------------------------------------------------------------------
Current System                                     TrialMaster System

The cost to process data is approximately $7.00    The cost to process the data
to $25.00 per page per patient.                    is approximately five to ten
                                                   times less per page per
                                                   patient.
The time to process the data can take anywhere     The time to process the data
from one to eight weeks.                           is approximately one minute.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
B.  Validation and Edit Query Comparison

Upon submission, data is reviewed to see whether the collected data is within certain parameters of the clinical trial, primary validation. If data is outside of the clinical trial parameters or there are typographical errors or similar data problems the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing.
--------------------------------------------------------------------------------

Current System                                       TrialMaster System
The cost to process an edit query is approximately   The number of edit queries is significantly reduced
$80-$115 per query. For a large trial it is not      or even eliminated because the system does the
be uncommon to generate 500-1,000 edit queries a     validation when the data is inputted.
week.
                                                     The time to process the data is approximately one
The time to process the data for each patient can    minute.
take anywhere from three to eight weeks.
-----------------------------------------------------------------------------------------------------------

C.  Monitoring

--------------------------------------------------------------------------------
Study monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice ("GCP") standards. Essentially, their role is to make sure clinical data is being collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs such as travel can make up one quarter of the total costs of a clinical trial.
--------------------------------------------------------------------------------

Current System                                       TrialMaster System
The cost for a monitoring visit can vary between     The number of visits can be reduced because the
$1,000 to $3,000 per visit per site. A trial can     status of sites can be monitored remotely and in real
have as many as three to seven visits.               time.

The time for each visit is usually one to two days.  Monitoring hours can be reduced by 50%.  In addition, monitoring visits can be more efficiently scheduled
                                                     due to the availability of more accurate and complete
                                                     information on the trials.
-----------------------------------------------------------------------------------------------------------

TRIALMASTER ENTERPRISE MANAGER
------------------------------

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

Product Features

As part of the TrialMaster design, our clients are provided with the tools for clinical trial creation and tracking technology as well as a robust milestone tracking and alert system. TrialMaster automatically monitors targets and exceptions, trial progression and verifications based on the clients requirements. Some of the Enterprise Manager features include:

  .  Milestones / Payment Schedule
  .  Document Transmittal
  .  Study Maintenance
  .  Drug Request Approval
  .  Letter Templates:
  .  Budget Maintenance
  .  Archive Processing
  .  Grant and Addenda Approval
  .  Audit Sub-system
  . Alerts - Trial Duration, Email, Check Requests, Inactivity, Budgetary, Investigator, Grant Approval, Investigator/Institution and Payment
  .  Data Export - Real time and on-demand

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

TrialMaster

TrialMaster can be used within any segment of the pharmaceutical, biotech, and medical device industry, to date, OmniComm has taken a deliberative approach to marketing TrialMaster to the pharmaceutical and medical device industries. This is a $50 billion market, dominated by companies such as Pfizer, Johnson & Johnson, Medtronic, and Eli Lily. The following are the relevant factors for approaching these markets:

  .  Access to "validators" for the market.
  . Relatively standardized and advanced approach to clinical trial process. . A very competitive market with relatively short product cycles providing for a need to get products to market quickly.
  .  A number of products within the interventional market segment -

  . A tight group of opinion leaders within the market segment with which we have direct relationships.

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

EMPLOYEES

The Company currently has 14 full time employees and 1 part time employee. The Company believes that relations with its employees are good. None of its employees are represented by a union. The Company has employment agreements with its Chief Executive Officer and Chief Technical Officer. The loss of the services of any of its executive officers could have a materially adverse effect on the business or operations of the Company. The Company stresses the importance of attracting, retaining and motivating employees capable of advancing the Company's business goals.

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

On January 26, 2001, a former employee of the Company, Eugene A. Gordon filed a lawsuit in the Circuit Court of the 11/th/ Judicial Circuit in and for Dade County, Florida alleging breach of his employment contract with the Company. The plaintiff alleges the Company owes him more than $100,000 for back payment of salary per the terms of his employment contract. The Company disputes Mr. Gordon's allegations and is vigorously defending this lawsuit.

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

                                    PART II
                                    -------

ITEM 5. MARKET FOR COMMEN EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, $.001 par value, is traded on the over-the counter bulletin board market. The Company's preferred stock is not publicly traded. The ticker symbol for the Company's common stock is OMCM.

Quarter Ending/Fiscal Year Ending            High Bid           Low Bid
---------------------------------            --------           -------
December/1999                                 $ 6.00             $3.50
March/2000                                    $14.00             $2.00
June/2000                                     $ 6.38             $2.00
September/2000                                $ 4.25             $1.50
December/2000                                 $ 2.25             $0.63

The bid price which states over-the -counter market quotations reflect inter-dealer prices without real mark-up, markdown or commissions and may not necessarily represent real actual transactions.

The company has 408 shareholders of record of its common stock as of December 31, 2000.

The Company has never declared or paid cash dividends on its common stock. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, its results of operations, and anticipated cash needs for operations and expansion.

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

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998.

RESULTS OF OPERATION

Revenues:

Total revenues decreased to $1,259,214 for year 1999 from $1,689,794 for year 1998. This decrease in revenue is attributed to a decision made by management to cease its systems integration business during the 3rd quarter of 1999. All of the Company's revenue is attributed to its systems integration business. The Company has earned no revenue from its TrialMaster system.

Operating Expenses:

Total operating expenses increased to $2,561,092 for the year 1999 from $762,143 for the year 1998. This substantial increase in operating expenses is attributed to a number of factors including the aggressive development and marketing of TrialMaster and the continuing financial obligations associated with the acquisition of Education Navigator in June of 1998 and the decision to focus the Company's resources on the development of the TrialMaster Internet system.

Salaries and Wages

Salaries and wages increased to $784,635 for the year 1999 from $239,108 for the year 1998. The increase in salaries and wages is attributed to an increase in the number of employees. The Company currently has 20 employees and 1 part time employee.

Independent Consultants.

Fees to independent consultants increased to $557,751 for the year 1999 from $76,869 for the year 1998. The Company decided to outsource a number of areas during the initial phase of developing, marketing and implementing the TrialMaster system. These areas concern product development, marketing and sales, and medical/strategic consulting.

ITEM 7. FINANCIAL STATEMENTS
Attached as Exhibit 99.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III
                                   --------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    2(a) Agreement and Plan of Reorganization dated July 22, 1998: Incorporated herein by reference to Form 8-K, dated March 3, 1999. File No. 0-25203
     (b) Amendment to Agreement and Plan of Reorganization: Incorporated herein by reference to Form 10-SB dated December 20, 1998.
     (c) Plan of Merger: Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
     (d)  Agreement and Plan of Acquisition dated January 26, 2000 of WebIPA:
          Incorporated herein by reference to Form 8K dated February 9, 2000. 3(i) Certificate of Incorporation: Incorporated herein by reference to Form
          SB-2 #333-6410
    (ii)  By-Laws:  Incorporated herein by reference to Form SB-2 #333-6410
    4(a) Amendment to Article of Inc. - Authorization to issue preferred shares. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
     (b) Certificate of Designation - 5% Series A Convertible Preferred. Incorporated herein by reference to Form 10- SB/A dated August 17, 1999.
     (c) Certificate of Increase - 5% Series A Convertible Preferred dated December 17, 1999. Incorporated herein by reference to Form SB-2/A dated November 14, 2000.
   10(a)  Employment Contracts.
     (i) Clifton Middleton - Employment Agreement. Incorporated herein by reference to Form 10-SB/A dated August 17, 1999.
    (ii) Peter S. Knezevich - Employment Agreement and Stock Option Agreement. Incorporated herein by reference to Form 10-KSB dated March 29, 2000.
   (iii) Randy Smith - Employment Agreement and Stock Option Agreement. Incorporated herein by reference to Form 10-KSB dated March 29, 2000.
    (iv) David Ginsberg, D.O. - Employment Agreement. Incorporated herein by reference to Form SB-2/A dated November 14, 2000.

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

OmniComm Systems, Inc.
---------------------
Registrant
----------

By:    David Ginsberg, D.O., Director, Chief Executive Officer and  President
       ----------------------------------------------------------------------
Date:  September 12,2001
       -----------------

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    David Ginsberg, D.O., Director, Chief Executive Officer and President
       ---------------------------------------------------------------------
Date:  September 12,2001
       -----------------

By:    Randall G. Smith, Director and Chief Technology Officer
       -------------------------------------------------------
Date:  September 12,2001
       -----------------

By:    Cornelis F. Wit, Director
       -------------------------
Date:  September 12, 2001
       ------------------

By:    Guus van Kesteren, Director
       ---------------------------
Date:  September 12,2001
       -----------------

By:    Jan Vandamme, Director
       ----------------------
Date:  September 12, 2001
       ------------------

By:    Ronald T. Linares, Vice President of Finance, Chief Financial and
       -----------------------------------------------------------------
       Accounting Officer
       ------------------
Date:  September 12,2001
       -----------------

By:    Paige A. Harper, General Counsel
       --------------------------------
Date:  September 12, 2001
       ------------------

                       Exhibit 99 - Financial Statements
                       ---------------------------------

                                   I N D E X
                                   ---------



                                                                        Page
                                                                        ----


REPORT OF CERTIFIED PUBLIC ACCOUNTANTS                                   32

CONSOLIDATED BALANCE SHEETS                                              33

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)             34-37

CONSOLIDATED STATEMENTS OF OPERATIONS                                    38

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 39-40

NOTES TO THE FINANCIAL STATEMENTS                                     41-50

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


To the Shareholders and Board of Directors
OMNICOMM SYSTEMS, INC.
Miami, Florida

We have audited the accompanying consolidated balance sheets of OMNICOMM SYSTEMS, INC. as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OMNICOMM SYSTEMS, INC. at December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 2000 and these conditions are expected to continue through 2001, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    GREENBERG & COMPANY LLC

Springfield, New Jersey
February 2, 2001

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                      2000                     1999
                                                                                      ----                     ----
                                    ASSETS
CURRENT ASSETS
           Cash                                                                     $    90,958              $ 1,127,263
           Accounts receivable                                                            9,927                    8,458
           Inventory                                                                        -0-                   10,166
                                                                                    -----------              -----------
           Total current assets                                                         100,885                1,145,887

PROPERTY AND EQUIPMENT, Net                                                             486,481                  353,183

OTHER ASSETS
           Shareholder loans                                                                -0-                    3,406
           Intangible assets, net                                                        53,071                  169,629
           Goodwill, net                                                                 79,277                  237,832
           Other assets                                                                  25,160                   26,960
                                                                                    -----------              -----------

TOTAL ASSETS                                                                        $   744,874              $ 1,936,897
                                                                                    ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
           Accounts payable and accrued expenses                                      1,079,506              $   284,481
           Notes payable - current                                                      612,500                  177,500
           Notes payable related parties - current                                      660,000                      -0-
           Sales tax payable                                                                -0-                    1,818
           Deferred revenue                                                              26,861                      -0-
                                                                                    -----------              -----------
           Total current liabilities                                                  2,378,867                  463,799

CONVERTIBLE DEBT                                                                        462,500                  862,500
                                                                                    -----------              -----------
TOTAL LIABILITIES                                                                     2,841,367                1,326,299
                                                                                    -----------              -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
           5% Series A convertible preferred stock, 5,000,000 shares authorized,      3,857,179                3,872,843
           4,260,224 and 4,117,500 issued and outstanding, respectively, at par
           Common stock - 20,000,000 shares authorized, 7,974,578 and 3,344,066           7,975                    3,344
           issued, respectively, at $.001 par value
           Additional paid in capital                                                 3,261,100                  238,007
           Less cost of treasury stock: Common - 620,951 and -0- shares                (293,912)                     -0-
           respectively
           Retained deficit                                                          (8,927,695)              (2,652,644)
           Subscriptions receivable                                                      (1,140)                (850,952)
                                                                                    -----------              -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                 (2,096,493)                 610,598
                                                                                    -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $   744,874              $ 1,936,897
                                                                                    ===========              ===========

    See accompanying summary of accounting policies and notes to financial statements.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31, 2000
                                  (unaudited)

                                                                 5% Series A Convertible
                                       Common Stock             Additional          Preferred Stock            Retained
                                 Number of        $.001         Paid In        Number of                        Earnings
                                  Shares        Par Value       Capital         Shares        $0.00 Par        (Deficit)
                                  ------        ---------       ------          ------        ---------        ----------
Balance  at January 1, 1999       1,343,000       $1,343         $132,213           -0-            $-0-         $(311,407)

Issuance of common stock            250,000          250

Issuance of common stock for         86,400           86           56,059
services

Issuance of common stock            300,000          300            2,700

Issuance of common stock for         68,000           68           44,132
services

Issuance of common stock          1,296,666        1,297            2,903

Issuance of preferred stock,                                                     4,117,500    3,872,843
net of $134,590 issuance
costs

Net loss for the year                                                                                          (2,341,237)
ended Dec 31, 1999

Balance at January 1, 2000        3,344,066        3,344          238,007          4,117,500  3,872,843        (2,652,644)


                                                                          Total
                                Subscription        Treasury           Shareholders'
                                Receivable           Stock               Equity
                                ---------            ------              ------
Balance  at January 1, 1999        $(952)                $-0-               $(178,803)

Issuance of common stock                                                          250

Issuance of common stock for                                                   56,145
services

Issuance of common stock                                                        3,000

Issuance of common stock for                                                   44,200
services

Issuance of common stock                                                        4,200

Issuance of preferred stock,    (850,000)                                   3,022,843
net of $134,590 issuance
costs

Net loss for the year                                                      (2,341,237)
ended Dec 31, 1999

Balance at January 1, 2000     (850,952)                  -0-                 610,598

                            OMNICOMM SYSTEMS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31, 2000
                                   (unaudited)

                                                                                     5% Series A Convertible
                                         Common Stock            Additional              Preferred Stock           Retained
                                  Number of        $.001          Paid In           Number of                       Earnings
                                   Shares        Par Value        Capital            Shares        $0.00 Par        (Deficit)
                                   ------        ---------        ------             ------        ---------        ---------
Issuance of common stock for         40,000             40           89,960
services

Issuance of common stock            284,166            284

Exercise of stock options         1,025,895          1,026          297,024

Purchase of treasury stock          (20,951)
in connection with stock
appreciation rights

Payment on subscription
receivable

Acquisition of WebIPA, Inc.       1,200,000          1,200            4,433

Common stock re-acquired in        (600,000)
the acquisition of WebIPA

Issuance of preferred stock                                                           146,000       146,000



                                                                                 Total
                                     Subscription          Treasury           Shareholders'
                                      Receivable            Stock               Equity
                                      ----------            ------              ------
Issuance of common stock for                                                      90,000
services

Issuance of common stock                                                             284

Exercise of stock options                                                        298,050

Purchase of treasury stock                                  (293,312)           (293,312)
in connection with stock
appreciation rights

Payment on subscription                850,000                                   850,000
receivable

Acquisition of WebIPA, Inc.                                                        5,633

Common stock re-acquired in                                     (600)               (600)
the acquisition of WebIPA

Issuance of preferred stock                                                      146,000

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31,2000

                                                             5% Series A Convertible
                                 Common Stock    Additional      Preferred Stock       Retained                            Total
                             Number of   $.001    Paid In    Number of                 Earnings  Subscription Treasury Shareholders'
                              Shares   Par Value  Capital     Shares       $0.00 Par   (Deficit)  Receivable   Stock      Equity
                              -------  ---------  -------     ------       ---------   ---------  ----------   -----      ------
Issuance costs on preferred                                                (206,750)                                    (206,750)
stock

Conversion of conv. notes     320,000    320      366,393                                                                366,713
payable, net of issuance
costs of $33,287

Exercise of stock options      20,000     20       15,980                                                                 16,000

Exercise of stock warrants    481,834    482      963,186                                                                963,668

Exercise of stock warrants    187,954    188                                                          (188)                  -0-

Conversion of preferred        66,667     67       99,933    (100,000)     (100,000)                                         -0-
stock to common stock

Conversion of notes payable    91,608     92      206,026                                                                206,118
to common stock

Issuance of common stock for   70,990     71      188,784                                                                188,855
services

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31,2000

                                       5% Series A Convertible
                                   Common Stock   Additional   Preferred Stock    Retained                             Total
                                Number of  $.001   Paid In  Number of             Earnings   Subscription Treasury  Shareholders'
                                 Shares  Par Value  Capital  Shares    $0.00 Par  (Deficit)   Receivable   Stock      Equity
                                 ------  ---------  -------  ------    ---------  ---------   ----------   -----      ------
Issuance of common stock, net   668,334    668      600,833                                                           601,501
of issuance costs of $66,833

Issuance of preferred stock                                  126,781   190,172                                       190,172
for services

Conversion of notes payable                                   66,667   100,000                                       100,000
into preferred stock

Conversion of preferred stock    96,724     97      144,989  (96,724) (145,086)                                          -0-
to common stock

Issuance of common stock for     76,340     76       45,552                                                           45,628
services

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE PERIOD JANUARY 1, 1999 TO DECEMBER 31, 2000

                                                       5% Series A Convertible
                        Common Stock      Additional        Preferred Stock        Retained                                Total
                    Number of    $.001     Paid In     Number of                   Earnings   Subscription  Treasury   Shareholders'
                     Shares    Par Value   Capital      Shares     $0.00 Par      (Deficit)    Receivable    Stock        Equity
                     ------    ---------   -------      ------     --------       ---------    ----------    -----        ------
Net (loss) for
the year ended                                                                   (6,275,051)                            (6,275,051)
December 31, 2000

Balances  at
December 31, 2000   7,353,627   $7,975    $3,261,100   4,260,224   $3,857,179    $(8,927,695)   $(1,140)   $(293,912)   $(2,096,493)
                    =========   ======    ==========   =========   ==========    ============   ========   ==========   ============

    See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the years ended
                                                                            December 31,
                                                                        2000          1999
                                                                        ----          ----
REVENUES - SALES, Net                                               $    70,976    $ 1,259,214

COST OF SALES                                                            52,492      1,005,338
                                                                    -----------    -----------

GROSS MARGIN                                                             18,484        253,876

OTHER EXPENSES
          Salaries, employee benefits and related expenses            2,895,108        784,635
          Rent                                                          242,471        108,371
          Consulting - marketing and sales                              107,600        237,630
          Consulting - medical advisory                                  93,033        210,503
          Consulting - product development                               69,365        109,618
          Legal and professional fees                                   613,797         98,895
          Travel                                                        374,558        334,753
          Telephone and internet                                        197,858         67,109
          Factoring fees                                                    -0-          4,571
          Selling, general and administrative                           617,006        208,226
          Impairment of equity investment                               335,000            -0-
          Loss on subsidiary bankruptcy                                  78,131            -0-
          Interest expense, net                                          91,193         97,379
          Depreciation and amortization                                 370,278        299,402
                                                                    -----------    -----------

TOTAL OTHER EXPENSE                                                   6,085,398      2,561,092
                                                                    -----------    -----------

INCOME (LOSS) BEFORE TAXES AND PREFERRED DIVIDENDS                   (6,066,914)    (2,307,216)

INCOME TAX EXPENSE (BENEFIT)                                                -0-            -0-

PREFERRED STOCK DIVIDENDS                                              (208,137)       (34,021)
                                                                    -----------    -----------

NET INCOME (LOSS)                                                    (6,275,051)   $(2,341,237)
                                                                    ===========    ===========

BASIS AND DILUTED NET INCOME (LOSS) PER SHARE                       $     (1.07)   $     (1.27)
                                                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED     5,859,593      1,840,550
                                                                    ===========    ===========

    See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the years ended
                                                                                      December 31,
                                                                                2000                1999
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $(6,275,051)        $(2,341,237)
     Adjustment to reconcile net income to net cash provided by
     (used in) operating activities:
     Impairment of equity investment                                             335,000                 -0-
     Loss subsidiary bankruptcy                                                   78,131                 -0-
     Depreciation and amortization                                               370,278             299,402
     Common stock issued for services                                            324,482             104,545
     Preferred stock issued for services                                         190,172                 -0-
     Accrued placement agent fee                                                 (66,833)                -0-
     Change in assets and liabilities:
     Accounts receivable                                                          (1,468)             68,730
     Inventory                                                                    10,166              (5,926)
     Shareholder loans                                                             3,406
     Other assets                                                                  1,800             (17,660)
     Accounts payable and accrued expenses                                       795,026              (1,997)
     Sales tax payable                                                            (1,818)            (38,018)
     Due to factoring agent                                                          -0-            (139,012)
     Deferred revenue                                                             26,861                 -0-
                                                                             -----------         -----------
Net cash provided by (used in) operating activities                           (4,209,848)         (2,071,173)

CASH FLOWS FROM INVESTING ACTIVITIES
     Equity investment in EMN                                                   (335,000)                -0-
     Purchase of WebIPA                                                            5,033                 -0-
     Purchase of property and equipment                                         (333,765)           (347,405)
                                                                             -----------         -----------
Net cash provided by (used in) operating activities                             (663,732)           (347,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes, net of issuance costs                           -0-             742,875
Payments on notes payable                                                        (45,000)           (267,500)
Proceeds from notes payable                                                    1,440,000                 -0-
Issuance of 5% Series A convertible preferred stock, net of issuance costs       789,250           3,022,843
Issuance of common stock                                                         668,618               3,250
Proceeds from stock warrant exercise                                             963,668                 -0-
Proceeds from stock option exercise                                               20,739                 -0-
                                                                             -----------         -----------
Net cash provided by (used in) financing activities                            3,837,275           3,501,468
                                                                             -----------         -----------

Net increase (decrease) in cash and cash equivalents                          (1,036,305)          1,082,890
Cash and cash equivalents at beginning of period                               1,127,263              44,373
                                                                             -----------         -----------
Cash and cash equivalents at end of period                                   $    90,958         $ 1,127,263
                                                                             ===========         ===========

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                             For the years ended
                                                                 December 31,
                                                             2000         1999
                                                             ----         ----

          Supplemental Disclosure of Cash Flow Information:
          Cash paid during the period for:
          Income tax paid                                    $   -0-    $   -0-
                                                             =======    =======
          Interest paid                                      $65,827    $67,297
                                                             =======    =======

Non-Cash Investing and Financing Transactions;
     Acquisition of all of the outstanding common stock of WebIPA, Inc. during the quarter ended March 31, 2000.

          Assets acquired, fair value       $  5,033
          Cash acquired                        5,033
                                            --------
          Net cash paid for acquisition     $    -0-
                                            ========

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

During the year ended December 31, 2000, $245,086 of the Company's convertible Series A Preferred Stock totaling 196,724 shares were converted into 163,391 shares of common stock.

     See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

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

          Basic earnings per share were calculated using the weighted average number of shares outstanding of 5,859,593 and 1,840,550 for the years ended December 31, 2000 and 1999; respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,301,900 shares of common stock at prices ranging from $.60 to $6.50 per share were outstanding at December 31, 2000, but they were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

          ADVERTISING
          -----------

          Advertising costs are expensed as incurred. Advertising costs were $127,175 and $7,599 for the years ended December 31, 2000 and 1999 respectively.

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

          RECLASSIFICATIONS
          -----------------

          Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

          INTANGIBLE ASSETS AND GOODWILL
          ------------------------------

          Included in Intangible Assets are the following assets:

                                                          December 31, 2000
                                                             Accumulated
                                            Cost             Amortization
                                            ----             ------------
          Covenant not to compete              $120,000             $120,000
          Software development costs             87,500               72,917
          Organization costs                        539                  539
          Debt acquisition costs                119,625               81,137
                                               --------             --------
                                               $327,664             $274,593
                                               ========             ========

                                                          December 31,1999
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
                                               ========             ========

          The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized and are being amortized ratably over a three-year period, as that is the expected life of the various products. Amortization expense was $30,000 on the covenant not to compete, and $29,167 for software development costs for the year ended December 31, 2000.

          During the first nine months of 1999, the Company issued Convertible Notes totaling $862,500. The fees of $119,625 associated with these notes are being amortized ratably over the term of the notes, which is five years. Amortization expense of the debt acquisition costs totaled $23,925 for the year ended December 31, 2000, and approximately $33,287 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $400,000 (original cost) worth of the convertible notes into common stock of the Company.

          Included in Goodwill, as a result of the EdNav acquisition at December 31, 2000 and December 31, 1999 is the cost of $475,665 and accumulated amortization of $396,388 and $237,833 respectively. The goodwill is being amortized ratably over a period of three years. Goodwill amortization totaled $158,555 for the year ended December 31, 2000.

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

          PROPERTY AND EQUIPMENT, AT COST
          -------------------------------

          Property and equipment consists of the following:


                                                            December 31, 2000                            December 31, 1999
                                                               Accumulated                                  Accumulated
                                                  Cost         Depreciation                     Cost        Depreciation
                                                  ----         ------------                     -----       ------------
          Computer and office equipment            $387,862             $ 88,812               $195,340               $30,146
          Leasehold improvements                      1,699                  201                      0                     0
          Computer software                         212,412               60,067                167,220                 1,034
          Office furniture                           42,350                8,762                 23,070                 1,267
                                                   --------             --------               --------               -------
                                                   $644,323             $157,842               $385,630               $32,447
                                                   ========             ========               ========               =======


          Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

          Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for leasehold improvements, equipment and furniture and 3 years for software.

          Depreciation expense for the years ended December 31, 2000 and 1999 was $128,454 and $20,307 respectively. Included in depreciation expense for 2000 is approximately $3,059 related to assets from the Company's European subsidiary. As described in Note 12 that subsidiary has filed for bankruptcy protection under the laws of the Netherlands and accordingly those assets have been excluded from the Company's balance sheet as of December 31, 2000 since the recoverability of any of those assets is considered unlikely.

          DEFERRED REVENUE
          ----------------

          Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $26,861 in deferred revenue relating to one contract for services to be performed over the next six months.

          REVENUE RECOGNITION POLICY
          --------------------------

          The Company recognizes sales, for both financial statement and tax purposes, when its products are shipped and when services are provided. The Company had $26,861 in deferred revenue relating to one contract for services to be rendered over the next six months.

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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

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

          EARNINGS PER SHARE
          ------------------

          Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 4,658,515 have been omitted from the calculation of dilutive EPS for the fiscal year ended December 31, 2000. A reconciliation between numerators and denominators of the basic and dilutive earnings per shares is as follows:

                               Year Ended December 31, 2000                      Year Ended December 31, 1999
                               ----------------------------                      ----------------------------
                        Net Income         Shares        Per-Share        Net Income          Shares          Per-Share
                          (Loss)                                            (Loss)
                        Numerator         Denominator      Amount           Numerator        Denominator        Amount
                        ---------         -----------      ------          ----------       ------------       --------
Basic EPS               $(6,275,051)        5,859,593      $(1.07)        $(2,341,237)          1,840,550        $(1.27)
Effect of Dilutive
Securities
None.                            -0-               -0-         -0-                 -0-                 -0-           -0-
                        -----------         ---------    --------         -----------          ----------      --------
Diluted EPS             $(6,275,051)        5,859,593      $(1.07)        $(2,341,237)          1,840,550        $(1.27)
                        ===========         =========    ========         ===========          ==========      ========

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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

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


NOTE 3:   OPERATIONS AND LIQUIDITY
-------   ------------------------

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

          The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2000, there is doubt about the Company's ability to continue as a going concern.

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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

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


NOTE 6:   NOTES PAYBLE
          ------------

          Education Navigator
          -------------------

          As of December 31, 2000, the Company owed $157,500 to the selling stockholders of Education Navigator. The notes are payable over two years and bear interest at 5.51% annually. The amount payable during fiscal 2000 is $177,500. At March 31, 2001 the Company was in default under the terms of the promissory notes governing the debt.

          Short-term Borrowings
          ---------------------

          At December 31, 2000 the Company owed $1,115,000 under short-term notes payable. The notes bear interest at rates ranging from 8% to 18%. The average original term of the promissory notes is 64 days. One of the notes is collateralized by common stock owned by an Officer of the Company, the other notes are not collateralized. The note holders were granted stock warrants in the Company at prices ranging from $.50 to $2.25 per share. As of December 31, 2000 the Company was in default on five of the notes with face value amounts of $380,000 and principal owed of approximately $355,000.

          Holders of notes totaling approximately $610,000 have agreed to participate in a private placement of the Company's debt. Accordingly, the notes representing that indebtedness will be converted into one-year 12% convertible notes. The notes are convertible into common stock of the Company at a rate of $0.50 per share.

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

NOTE 7:  CONVERTIBLE NOTES
         -----------------

          During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of December 31, 2000 approximately $400,000 of the Convertible Notes had been converted into 320,000 shares of common stock of the Company.

NOTE 8:  COMMITMENTS AND CONTINGENCIES
         -----------------------------

          The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

              2001        $123,114
              2002         103,576
              2003               0
              2004               0
              2005               0
                          --------
              Total       $226,690
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

          On January 26, 2001, a former employee of the Company, Eugene A. Gordon filed a lawsuit in the Circuit Court of the 11/th/ Judicial Circuit in and for Dade County, Florida alleging breach of his employment contract with the Company. The plaintiff alleges the Company owes him more than $100,000 for back payment of salary per the terms of his employment contract. The Company disputes Mr. Gordon's allegations and is vigorously defending this lawsuit.

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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

          In December 2000, the Company received a demand letter from a former employee for fees owed relating to an advisers agreement between the him and the Company. The demand letter sought $37,500 in the form of past due fees. The former employee later increased his demand to $50,000. After its initial settlement offer was rejected, the Company advised the former employee that it intended to vigorously defend itself against any claims and assert its own claims against him. The Company disputes his allegations and intends to vigorously defend itself should a lawsuit be filed.

NOTE 9:   RELATED PARTY TRANSACTIONS
          --------------------------

          The Company was owed $0 and $3,406 at December 30, 2000 and December 31, 1999, respectively, from a shareholder. The interest rate was 6% annually.

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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

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

NOTE 11:  STOCK BASED COMPENSATION
          ------------------------

          ACCOUNTING FOR STOCK-BASED COMPENSATION
          ---------------------------------------

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") requires that stock awards granted subsequent to January 1, 1995, be recognized as compensation expense based on their fair value at the date of grant.
          Alternatively, a company may use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has selected to account for stock-based compensation expense under SFAS No. 123.


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

          The Company's share option activity and related information is summarized below:

                                                      Year ended December 31,
                                                          1999                                 2000
                                                                Weighted                               Weighted
                                                                Average                                Average
                                                                Exercise                               Exercise
                                                  Options        Price                Options            Price
          Outstanding at beginning of period          50,000          $     1.00         3,502,916            $1.00
                Granted                            3,512,916          $     0.99         1,851,994            $3.46
                Exercised                                 -0-         $     0.00         1,045,894            $0.30
                Cancelled                             60,000          $     0.60         1,053,010            $1.97
                                                   ---------          ----------         ---------            -----

          Outstanding at end of period             3,502,916          $     1.00         3,316,006            $2.28
                                                   =========          ==========         ==========           =====
          Exercisable at end of period             1,248,953          $     0.40         1,512,848            $2.19
                                                   =========          ==========         ==========           =====


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

                            OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                  (Continued)

          During 2000 the Company issued an aggregate of 187,330 shares of common stock to employees and advisors with a fair market value as measured on the date of grant of $324,482 for services rendered under employment and consulting agreement. In addition, the Company issued 126,781 shares of preferred stock with a fair market value as measured on the date of grant of $190,172 to a financial advisor in accordance with a consulting agreement.

NOTE 12:  OMNITRIAL, B.V. BANKRUPTCY
          --------------------------

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



NOTE 13:  INCOME TAXES
          ------------
          Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                               12/31/00                    12/31/99
                                                                               ========                    ========

          Current tax expense (benefit):
                   Income tax at statutory rates                                 $        -0-                   $      -0-
          Deferred tax expense (benefit):
                  Amortization of goodwill and covenant                              (70,640)                    (105,243)
                  Operating loss carryforward                                     (2,212,340)                    (864,806)
                                                                                 -----------                    ---------
                                                                                  (2,282,980)                    (970,049)
          Valuation allowance                                                      2,282,980                      970,049
                                                                                 -----------                    ---------
          Total tax expense (benefit)                                            $        -0-                   $      -0-
                                                                                 ===========                    =========

          The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                         12/31/00                       12/31/99
                                                         ========                      =========
          Deferred tax assets:
          Amortization of intangibles                 $   224,302                    $   153,662
          Operating loss carryforwards                  3,136,089                        923,749
                       Gross deferred tax assets        3,360,391                      1,077,411
                       Valuation allowance             (3,360,391)                    (1,077,411)
                                                      -----------                    -----------
                       Net deferred tax asset         $       -0-                           -0-$
                                                      ===========                    ===========

          The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $8,322,000. This loss is allowed to be offset against future income until the year 2020 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2000.