Form 10QSB/A
period 2001-03-31
OMNICOMM SYSTEMS INC
filed 2001-09-14
CIK 1034592

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB-A/1

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2001
                                                         --------------

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

     The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2001: 7,876,003 common stock $.001 par value, 4,215,224 preferred stock no par value.

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                                March 31,      December 31,
                                                                ---------      ------------
                                                                  2001             2000
                                                                  ----             ----
                                                               (unaudited)
                                                               -----------
                                        ASSETS
CURRENT ASSETS
      Cash                                                     $    10,985     $    90,958
      Accounts receivable                                           12,259           9,927
      Prepaid expenses                                               3,862              -0-
                                                               -----------     -----------
      Total current assets                                          27,106         100,885

PROPERTY AND EQUIPMENT, Net                                        452,915         486,481

OTHER ASSETS
      Intangible assets, net                                       150,408          53,071
      Goodwill, net                                                 39,639          79,277
      Other assets                                                 100,160          25,160
                                                               -----------     -----------
TOTAL ASSETS                                                   $   770,228     $   744,874
                                                               ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                    $ 1,263,402     $ 1,079,506
      Notes payable - current                                      252,500         612,500
      Notes payable related parties - current                      210,000         660,000
      Deferred revenue                                              14,363          26,861
                                                               -----------     -----------
      Total current liabilities                                  1,740,265       2,378,867


CONVERTIBLE DEBT                                                 1,710,000         462,500
                                                               -----------     -----------
TOTAL LIABILITIES                                                3,450,265       2,841,367
                                                               -----------     -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
      5% Series A convertible preferred stock, 5,000,000         3,812,179       3,857,179
      shares authorized, 4,215,224 and 4,260,224 issued and
      outstanding, respectively, at par
      Common stock - 20,000,000 shares authorized,                   8,497           7,975
      8,496,954 and 7,974,578 issued, respectively, at $.001
      par value
      Additional paid in capital                                 3,641,375       3,260,500
      Less cost of treasury stock: Common - 620,951 and           (293,912)       (293,312)
      620,951 shares, respectively
      Retained deficit                                          (9,847,036)     (8,927,695)
      Subscriptions receivable                                      (1,140)         (1,140)
                                                               -----------     -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            (2,680,037)     (2,096,493)
                                                               -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)           $   770,228     $   744,874
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

                            OMNICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 2000 to March 31, 2001
                                  (unaudited)

                                                          5% Series A Convert.                                            Total
                       Common Stock        Additional      Preferred Stock        Retained                             Shareholders'
                   Number of      $.001     Paid in       Number                  Earnings    Subscription   Treasury     Equity
                    Shares        Value     Capital     Of Shares   $ No Par     (Deficit)     Receivable     Stock      (Deficit)
                    ------        -----     -------     ---------   --------    -----------   ------------    -----      ---------
Balance at         3,344,066     $ 3,344   $  238,007   4,117,500  $ 3,872,843  $(2,652,644)  $  (850,952)  $      -0-  $ 610,598
January 1, 2000
Issuance of           40,000          40       89,960                                                                      90,000
common stock
for services

Issuance of          284,166         284                                                                                      284
common stock

Exercise of        1,025,895       1,026      297,024                                                                     298,050
stock options

Purchase of          (20,951)                                                                                (293,312)   (293,312)
treasury stock
in connection
with stock
appreciation
rights

Payment on                                                                                        850,000                 850,000
subscription
receivable

Acquisition of     1,200,000       1,200        4,433                                                                       5,633
WebIPA, Inc.

Common stock        (600,000)                                                                                    (600)       (600)
reacquired in
the acquisition
of WebIPA

                            OMINICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 2000 to March 31, 2001
                                  (unaudited)

                                                          5% Series A Convert.                                            Total
                       Common Stock        Additional      Preferred Stock       Retained                              Shareholders'
                   Number of      $.001     Paid in       Number                  Earnings    Subscription   Treasury     Equity
                    Shares        Value     Capital     Of Shares   $ No Par     (Deficit)     Receivable     Stock      (Deficit)
                    ------        -----     -------     ---------   --------    -----------   ------------    -----      ---------
Issuance of                                               146,000    146,000                                               146,000
preferred stock

Issuance costs                                                      (206,750)                                             (206,750)
on preferred
stock
Conversion of       320,000         320       366,393                                                                      366,713
conv. notes
payable, net of
issuance costs
of $33,287

Exercise of          20,000          20        15,980                                                                       16,000
stock options

Exercise of         481,834         482       963,186                                                                      963,668
stock warrants

Exercise of         187,954         188                                                               (188)                     -0-
stock warrants

Conversion of        66,667          67        99,933    (100,000)  (100,000)                                                   -0-
preferred stock
to common stock

Conversion of        91,608          92       206,026                                                                      206,118
notes payable
to common stock

Issuance of          70,990          71       188,784                                                                      188,855

                            OMINICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 2000 to March 31, 2001
                                  (unaudited)

                                                          5% Series A Convert.                                            Total
                       Common Stock        Additional      Preferred Stock       Retained                              Shareholders'
                   Number of      $.001     Paid in       Number                  Earnings    Subscription   Treasury     Equity
                    Shares        Value     Capital     Of Shares   $ No Par     (Deficit)     Receivable     Stock      (Deficit)
                    ------        -----     -------     ---------   --------    -----------   ------------    -----      ---------
common stock
for services

Issuance of          668,334        668       600,833                                                                       601,501
common stock,
net of issuance
costs of $66,833

Issuance of                                               126,781    190,172                                                190,172
preferred stock
for services

Conversion of                                              66,667    100,000                                                100,000
notes payable
into preferred
stock

Conversion of         96,724         97       144,989     (96,724)  (145,086)                                                    -0-
preferred stock
to common stock

Issuance of           76,340         76        45,552                                                                        45,628
common stock
for services

Net (loss) for                                                                   (6,275,051)                             (6,275,051)
                                                                                -----------                             -----------
the year ended
December 31,
2000

                            OMINICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 2000 to March 31, 2001
                                  (unaudited)

                                                          5% Series A Convert.                                            Total
                       Common Stock        Additional      Preferred Stock       Retained                              Shareholders'
                   Number of      $.001     Paid in       Number                  Earnings    Subscription   Treasury     Equity
                    Shares        Value     Capital     Of Shares   $ No Par     (Deficit)     Receivable     Stock      (Deficit)
                    ------        -----     -------     ---------   --------    -----------   ------------    -----      ---------
Balances at        7,353,627     $ 7,975   $3,261,100   4,260,224  3,857,179    (8,927,695)       (1,140)   (293,912)   (2,096,493)
December 31,
2000

Issuance of           90,000          90       74,910                                                                       75,000
common stock

Conversion of         30,000          30       44,970     (45,000)   (45,000)                                                   -0-
preferred stock
to common stock
Conversion of         30,000          30       34,580                                                                       34,610
convertible
notes payable
to common
stock, net of
issuance costs
of $2,890

Exercise of           20,000          20       15,980                                                                       16,000
stock options

Stock issued in      126,338         126       97,732                                                                       97,858
lieu of pay and
in satisfaction
of trade
payables

Conversion of        226,038          226     112,103                                                                      112,329
notes payable
to common stock

Net loss for the                                                                  (919,341)                               (919,341)
                                                                                ----------                              ----------

                            OMINICOMM SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
               For the Period January 1, 2000 to March 31, 2001
                                  (unaudited)

                                                          5% Series A Convert.                                            Total
                       Common Stock        Additional      Preferred Stock       Retained                              Shareholders'
                   Number of      $.001     Paid in       Number                  Earnings    Subscription   Treasury     Equity
                    Shares        Value     Capital     Of Shares   $ No Par     (Deficit)     Receivable     Stock      (Deficit)
                    ------        -----     -------     ---------   --------    -----------   ------------    -----      ---------
three months
ended March 31,
2001

Balances at        7,876,003     $8,497    $3,641,375   4,215,224  $3,812,179   $(9,847,036)  $ (1,140)     $(293,912) $(2,680,037)
                   =========     ======    ==========   =========  ==========   ===========   ========      =========  ===========
March 31, 2001

    See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                        For the three months
                                                                        ended
                                                                                March 31,
                                                                           2001             2000
                                                                        ----------       -----------
REVENUES - SALES, Net                                                   $   41,094       $    24,978

COST OF SALES                                                               16,484            35,120
                                                                        ----------       -----------

GROSS MARGIN/(LOSS)                                                         24,610           (10,142)

OTHER EXPENSES
     Salaries, employee benefits and related expenses                      561,851           572,933
     Rent                                                                   41,377            60,932
     Consulting - marketing and sales                                           -0-           42,000
     Consulting - medical advisory                                              -0-           48,000
     Consulting - product development                                           -0-           28,435
     Legal and professional fees                                            42,497           199,247
     Travel                                                                 43,191           169,719
     Telephone and internet                                                 34,439            64,034
     Selling, general and administrative                                    25,907           215,196
     Interest expense, net                                                  56,505            17,023
     Depreciation and amortization                                          87,325            92,616
                                                                        ----------       -----------
TOTAL OTHER EXPENSE                                                        893,092         1,510,135
                                                                        ----------       -----------

INCOME (LOSS) BEFORE TAXES AND PREFERRED DIVIDENDS                        (868,482)       (1,520,277)

INCOME TAX EXPENSE (BENEFIT)                                                    -0-               -0-

PREFERRED STOCK DIVIDENDS                                                  (50,859)          (49,454)
                                                                        ----------       -----------

NET INCOME (LOSS)                                                       $ (919,341)      $(1,569,731)
                                                                        ==========       ===========

BASIS AND DILUTED NET INCOME (LOSS) PER SHARE                           $     (.12)      $      (.36)
                                                                        ==========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND                7,588,891         4,390,450
DILUTED                                                                 ==========       ===========

    See accompanying summary of accounting policies and notes to financial statements

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                    For the three months ended
                                                                            March 31,
                                                                        2001         2000
                                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $ (919,341)   $(1,569,731)

  Adjustment to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                         87,325         92,616
  Common stock issued for services                                      97,858         90,000
  Change in assets and liabilities:
  Accounts receivable                                                   (2,332)           424
  Inventory                                                                 -0-         3,997
  Prepaid expenses                                                      (3,862)       (57,260)
  Intangible assets                                                   (113,500)            -0-
  Accounts payable and accrued expenses                                196,325        148,576
  Sales tax payable                                                         -0-          (641)
  Deferred revenue                                                     (12,498)            -0-
                                                                    ----------    -----------
Net cash provided by (used in) operating activities                   (670,025)    (1,292,019)

CASH FLOWS FROM INVESTING ACTIVITIES
  Equity investment in EMN                                                  -0-      (335,000)
  Purchase of WebIPA                                                        -0-         5,033
  Purchase of property and equipment                                      (848)      (130,655)
                                                                    ----------    -----------
Net cash provided by (used in) operating activities                       (848)      (460,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes                                    524,900             -0-
Payments on notes payable                                              (10,000)            -0-
Proceeds from notes payable                                             60,000             -0-
Issuance of 5% Series A convertible preferred stock, net of                 -0-       789,250
issuance costs
Issuance of common stock                                                    -0-           284
Proceeds from stock option exercise                                     16,000          4,739
                                                                    ----------    -----------
Net cash provided by (used in) financing activities                    590,900        794,273
                                                                    ----------    -----------

Net increase (decrease) in cash and cash equivalents                   (79,973)      (958,368)
Cash and cash equivalents at beginning of period                        90,958      1,127,263
                                                                    ----------    -----------
Cash and cash equivalents at end of period                          $   10,985    $   168,895
                                                                    ==========    ===========

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                  (Continued)


                                                               For the three month ended
                                                                       March 31,
                                                                 2001             2000
                                                               --------         --------
     Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
     Income tax paid                                           $    -0-         $     -0-
                                                               -------          --------
     Interest paid                                             $23,657          $ 44,728
                                                               =======          ========

Non-Cash Investing and Financing Transactions;
 Acquisition of all of the outstanding common stock of WebIPA, Inc. during the quarter ended March 31, 2000.

        Assets acquired, fair value              $   5,033
        Cash acquired                                5,033
                                                 ---------
        Net cash paid for acquisition            $      -0-
                                                 =========

In addition, the Company re-acquired 600,000 shares of its common stock that had been provided to WebIPA in October 1999 as a deposit towards the consummation of a transaction in which the Company would acquire WebIPA. The acquired shares have been accounted for as treasury stock under the cost method of accounting.

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

During the period ended March 31, 2001, a promissory note with a face value of $100,000 with $12,329 in accrued interest was converted into 226,003 shares of the Company's common stock.

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

          Basic earnings per share were calculated using the weighted average number of shares outstanding of 7,588,891 and 4,390,450 for the periods ended March 31, 2001 and 2000; respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,554,006 shares of common stock at prices ranging from $.50 to $5.50 per share were outstanding at March 31, 2001, but they were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

          ADVERTISING
          -----------

          Advertising costs are expensed as incurred. Advertising costs were $0 and $82,733 for the periods ended March 31, 2001 and 2000 respectively.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (unaudited)


          PROPERTY AND EQUIPMENT, AT COST
          -------------------------------

          Property and equipment consists of the following:

                                                                 March 31, 2001                     December 31, 2000
                                                                  Accumulated                          Accumulated
                                                  Cost            Depreciation          Cost          Depreciation
                                                  ----            ------------          ----          ------------
          Computer and office equipment        $  387,862           $108,205          $ 387,862        $   88,812
          Leasehold improvements                    2,547                313              1,699               201
          Computer software                       212,412             72,859            212,412            60,067
          Office furniture                         42,350             10,879             42,350             8,762
                                               ----------           --------          ---------        ----------
                                               $  645,171           $192,256          $ 644,323        $  157,842
                                               ==========           ========          =========        ==========


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

                                        Period Ended March 31, 2001                       Period Ended March 31, 2000
                                        ---------------------------                       ---------------------------
                                  Net Income         Shares          Per-        Net Income          Shares            Per-
                                    (Loss)                          Share          (Loss)                             Share
                                  Numerator        Denominator      Amount        Numerator        Denominator        Amount
                                  ---------        -----------     -------        ---------        -----------        -------
     Basic EPS                    $(919,341)         7,588,891     $ (0.12)     $(1,569,731)         4,390,450        $  (0.36)
     Effect of Dilutive
     Securities
     None.                               -0-                -0-         -0-               -0-               -0-             -0-
                                  ---------        -----------     -------      ------------       -----------        --------
     Diluted EPS                  $(919,341)         7,588,891     $ (0.12)     $ (1,569,731)        4,390,450        $  (0.36)
                                  =========        ===========     =======      ============       ===========        ========

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

NOTE 3:   OPERATIONS AND LIQUIDITY
          --------------------------

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2001
                                  (unaudited)


          During the first quarter of 2001, the Company issued Convertible Notes Payable in the amount of $1,285,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $113,500 associated with this offering. The net proceeds to the Company were $1,285,000, with the costs of $113,500 accrued at March 31, 2001. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share, including registration rights.

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


          The Company's share option activity and related information is summarized below:

                                              Period ended March 31,
                                                March 31, 2001                       December 31, 2000
                                                         Weighted                               Weighted
                                                         Average                                Average
                                                         Exercise                               Exercise
                                          Options         Price                   Options        Price
Outstanding at beginning of period        3,316,006           $   2.28           3,562,916          $   1.00
          Granted                           345,000           $   0.64           1,851,994          $   3.46
          Exercised                          20,000           $   0.80           1,045,894          $   0.30
          Cancelled                          87,000           $   2.00           1,053,010          $   1.97
                                          ---------           --------          ----------          --------

Outstanding at end of period              3,554,006           $   2.14           3,316,006          $   2.28
                                          =========           ========          ==========          ========
Exercisable at end of period              1,662,051           $   1.89           1,512,848          $   2.19
                                          =========           ========          ==========          ========

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

                                                         3/31/01            3/31/00
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
                                                        =========         =========

          The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                         3/31/01           12/31/00
                                                         =======           ========
          Deferred tax assets:
          Amortization of intangibles                  $   241,962        $   224,302
          Operating loss carryforwards                   3,445,239          3,136,089
                      Gross deferred tax assets          3,687,201          3,360,391
                      Valuation allowance               (3,687,201)        (3,360,391)
                                                       -----------        -----------
                      Net deferred tax asset           $        -0-       $        -0-
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

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 62.9% of total Other Expenses for 2001. Salaries and related expenses totaled $561,851 in 2001 compared to $572,933 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 18 employees out of its Miami corporate office. The Company expects to increase headcount within its technology-based functions in concert with anticipated increases in TrialMaster clients during fiscal 2001.

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

Cash and cash equivalents decreased by $79,973 to $10,985 at March 31, 2001. This was the result of cash provided by financing activities of $590,900 offset by cash used in operating activities of approximately $670,025 and $848 in investing activities. The significant components of the activity include a loss from operations of approximately $919,341, an increase in debt acquisition costs of $113,500 related to a private placement of the Company's debt, the purchase of property and equipment of approximately $848, offset by an increase in accounts payable and accrued expenses of approximately $196,325 and approximately $600,900 the company raised through the sale of debt and equity securities.

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

PART II -OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Private Placement

     On January 1, 2001, Noesis Capital Corp., as placement agent, began the distribution of a Confidential Private Placement Memorandum to accredited investors on behalf of the Company. The terms of the offering are as follows:

     Amount: $2,500,000 , Best Efforts.

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

     Use of Proceeds:  Operating and Marketing Expenses

     Conditions:

     (1) Regulation D of the Securities Act of 1933, as amended.
     (2) Suitability Standards; Accredited Investors Only.
     (3) Board of Directors: Northeast Securities, placement agent, shall have the right to designate one observer with the same notice and reimbursement of expenses as other directors.
     (4) Termination Date: March 31, 2001, unless earlier terminated or extended by the Company.
     (5) Placement Fee: 5% Commission (cash); warrants to purchase a number of shares equal to 10% of the number of shares issuable upon conversion of the Notes sold in the offering, at an exercise price of $.50 per share, exercisable for a period of five (5) years, commencing on the final closing date of the offering.

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

OmniComm Systems, Inc.
---------------------
Registrant
----------



By:    Ronald T. Linares, Vice President of Finance, Chief Financial and
       -----------------------------------------------------------------
       Accounting Officer
       ------------------
Date:  September 12, 2001
       ------------------