Form 10QSB/A
period 2001-03-31
OMNICOMM SYSTEMS INC
filed 2001-09-14
CIK 1034592

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A-1

[Mark One]

[X]      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 for the  quarterly period ended: March 31, 2000
                                                      --------------

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No___
                      ----

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2000: 5,423,176 common stock $.001 par value. 4,263,500 5% Series A Convertible Preferred Stock, $0.00 par.

                            OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  March 31,                   December 31,
                                                                       2000                           1999
                                                                                                      ----
                                                                (Unaudited)
                                                                -----------
                                                  ASSETS
                                                  ------
CURRENT ASSETS
          Cash                                                  $   168,895                    $ 1,127,263
          Accounts receivable                                         8,034                          8,458
          Inventory                                                   6,169                         10,166
          Prepaid expenses                                           57,260                            -0-
                                                                -----------                    -----------
          Total current assets                                      240,358                      1,145,887

Property and equipment, net                                         459,176                        353,183

OTHER ASSETS
          Equity investment in EMN                                  335,000                            -0-
          Shareholder loans                                           3,406                          3,406
          Intangible assets, net                                    141,311                        169,629
          Goodwill, net                                             198,194                        237,832
          Other assets                                               26,960                         26,960
                                                                -----------                    -----------
TOTAL ASSETS                                                    $ 1,404,405                    $ 1,936,897
                                                                ===========                    ===========

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                              ----------------------------------------------
CURRENT LIABILITIES
          Accounts payable and accrued expenses                 $   433,056                    $   284,481
          Notes payable - current                                   177,500                        177,500
          Sales tax payable                                           1,177                          1,818
                                                                -----------                    -----------
          Total current liabilities                                 611,733                        463,799

Convertible Notes                                                   675,000                        862,500
                                                                -----------                    -----------
TOTAL LIABILITIES                                                 1,286,733                      1,326,299
                                                                -----------                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
          Preferred stock - 10,000,000  shares                    3,812,093                      3,872,843
          authorized, 4,263,500 and 4,117,500
          issued and outstanding,
          respectively at $0.00 par value
          Common stock - 20,000,000 shares                            6,044                          3,344
          authorized, 6,044,127 and 3,344,066
          issued respectively, at $.001 par value
          Additional paid in capital                                816,774                        238,007
          Retained earnings (deficit)                            (4,222,375)                    (2,652,644)
          Less cost of treasury stock:                             (293,912)                           -0-
          Common - 620,951 and -0- shares
          respectively, at cost
          Stock subscription receivable                                (952)                      (850,952)
                                                                -----------                    -----------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                117,672                        610,598
                                                                -----------                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $ 1,404,405                    $ 1,936,897
                                                                ===========                    ===========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                                                2000                  1999
                                                                ----                  ----
Revenues                                                      24,978               528,722
Cost of sales                                                 35,120               225,291
                                                        ------------            ----------

Gross margin                                                (10,142)               303,431

Other expenses
Salaries, benefits and related taxes                         572,933               102,935
Rent                                                          60,932                15,373
Consulting - medical advisory                                 42,000                   -0-
Consulting - marketing sales                                  48,000                50,547
Consulting - product development                              28,435                   -0-
Legal and professional fees                                  199,247                37,966
Travel                                                       169,719                30,102
Telephone and internet                                        64,034                 3,588
Factoring fees                                                   -0-                 3,868
Selling, general and administrative                          215,196                32,601
Interest expense, net                                         17,023                 8,831
Depreciation and amortization                                 92,616                69,228
                                                        ------------            ----------
Total other expenses                                       1,510,135               355,039
                                                        ------------            ----------

(Loss) before taxes and preferred                         (1,520,277)              (51,608)
dividends

Income tax expense (benefit)                                     -0-                   -0-

Preferred stock dividends                                   (49,454)                   -0-
                                                        ------------            ----------

Net(loss)                                               $ (1,569,731)           $  (51,608)
                                                        ============            ==========

Net (loss) per share                                    $      (0.36)           $    (0.04)
                                                        ============            ==========
Weighted average number of shares
outstanding                                                4,390,450             1,459,667
                                                        ============            ==========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                  For the three months ended
                                                                                                            March 31,
                                                                                               2000                        1999
                                                                                               ----                        ----
Cash Flows From Operating Activities
Net (loss)                                                                              $(1,569,731)                  $ (51,608)
Adjustment to reconcile net loss to net cash
Common stock issued for services                                                             90,000                         -0-
Depreciation and amortization                                                                92,616                      69,228
Changes in operating assets and liabilities, net of effects of acquisition of Education Navigator, Inc.
          Accounts receivable                                                                   424                     (58,924)
          Inventory                                                                           3,997                     (24,466)
          Due from placement agent                                                              -0-                    (293,625)
          Prepaid expenses                                                                  (57,260)                        -0-
          Other assets                                                                          -0-                       7,500
          Accounts payable and accrued expenses                                             148,576                    (103,725)
          Sales tax payable                                                                    (641)                    (33,822)
          Due to factoring agent                                                                -0-                      38,376
                                                                                        -----------                   ---------
Net cash (used) in operating activities                                                  (1,292,019)                   (451,066)
Cash Flows from Investing Activities
          Equity investment in European Medical Networks                                   (335,000)                        -0-
          Purchase of WebIPA                                                                  5,033                         -0-
          Purchase of property and equipment                                               (130,655)                        -0-
                                                                                        -----------                   ---------
Net cash (used) in investing activities                                                    (460,622)                        -0-
Cash Flows from Financing Activities
          Net proceeds from convertible notes                                                   -0-                     666,750
          Proceeds from the issuance of preferred stock, net of                             789,250                         -0-
          issuance costs
          Issuance of common stock                                                              284                         -0-
          Proceeds from stock option exercise                                                 4,739                         -0-
          Payments on notes payable                                                             -0-                    (130,000)
                                                                                        -----------                   ---------
Net cash provided by financing activities                                                   794,273                     536,750
                                                                                        -----------                   ---------

Net increase (decrease) in cash and cash equivalents                                       (958,368)                     85,684
Cash and cash equivalents at beginning of period                                          1,127,263                      44,373
                                                                                        -----------                   ---------
Cash and cash equivalents at end of period                                              $   168,895                   $ 130,057
                                                                                        ===========                   =========

Supplemental disclosures of cash flow information:
          Cash paid during the period for:
                  Income taxes                                                          $         0                   $       0
                                                                                        ===========                   =========
                  Interest                                                              $    44,728                   $   1,532
                                                                                        ===========                   =========

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

During the quarter ended March 31, 2000, $187,500 of convertible notes payable were converted into 150,000 shares of common stock.

During the quarter ended March 31, 2000, 1,018,604 incentive stock options were exercised. The options were exercised utilizing stock appreciation rights. The net proceeds to company would have been $293,312. The company recorded a treasury stock transaction in the amount of $293,312 to account for the stock appreciation rights.

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1999 TO MARCH 31, 2000
                                  (unaudited)

                                                              5% Series A Convertible
                                Common Stock      Additional     Preferred Stock      Retained                             Total
                           Number of     $.001     Paid In    Number of               Earnings   Subscription  Treasury Shareholder
                             Shares    Par Value   Capital     Shares    $0.00 Par    (Deficit)   Receivable    Stock      Equity
                             ------    ---------   -------     ------    ---------    --------    ----------    -----      ------
Balances at December 31,  1,343,000         1,343   132,213        -0-         -0-     (311,407)      (952)      -0-       (178,803)
1998

Issuance of common stock    250,000           250                                                                               250

Issuance of common stock     86,400            86    56,059                                                                  56,145
for services

Issuance of common stock    300,000           300     2,700                                                                   3,000

Issuance of common stock     68,000            68    44,132                                                                  44,200
for services

Issuance of common stock  1,296,666         1,297     2,903                                                                   4,200

Issuance of preferred                                        4,117,500   3,872,843                (850,000)               3,022,843
stock, net of $134,590
in issuance costs

Net loss for the year                                                                (2,341,237)                         (2,341,237)
ended December 31, 1999

Balances at December 31,  3,344,066         3,344   238,007  4,117,500   3,872,843   (2,652,644)  (850,952)      -0-        610,598
1999

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1999 TO MARCH 31, 2000
                                  (unaudited)

                                                              5% Series A Convertible
                                Common Stock      Additional     Preferred Stock      Retained                            Total
                           Number of     $.001     Paid In    Number of               Earnings   Subscription  Treasury Shareholder
                             Shares    Par Value   Capital     Shares    $0.00 Par    (Deficit)   Receivable    Stock     Equity
                             ------    ---------   -------     ------    ---------    --------    ----------    -----     ------
Issuance of common stock      40,000       40      89,960                                                                    90,000
for services

Issuance of common stock     284,166      284                                                                                   284

Exercise of stock options  1,025,895    1,026     297,024                                                                   298,050

Purchase of treasury         (20,951)                                                                          (293,312)   (293,312)
stock in connection with
stock appreciation rights

Payment of subscription                                                                           850,000                   850,000
receivable

Acquisition of WebIPA,     1,200,000    1,200       4,433                                                                     5,633
Inc.

Common stock re-acquired    (600,000)                                                                              (600)       (600)
in the acquisition of
WebIPA

                            OMNICOMM SYSTEMS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE PERIOD JANUARY 1, 1999 TO MARCH 31, 2000
                                  (unaudited)

                                                              5% Series A Convertible
                                Common Stock      Additional     Preferred Stock      Retained                            Total
                           Number of     $.001     Paid In    Number of               Earnings   Subscription  Treasury Shareholders
                             Shares    Par Value   Capital     Shares    $0.00 Par    (Deficit)   Receivable    Stock      Equity
                             ------    ---------   -------     ------    ---------    --------    ----------    -----      ------
Issuance of preferred                                          146,000     146,000                                          146,000
stock

Issuance costs                                                            (206,750)                                        (206,750)

Conversion of                150,000       150      187,350                                                                 187,500
convertible notes payable

Net loss for the quarter                                                              (1,569,731)
ended March 31, 2000

Balances at March 31, 2000 5,423,176    $6,044     $816,774  4,263,500  $3,812,093   $(4,222,375)   $(952)   $(293,912)    $117,672
                           =========    ======     ========  =========  ==========   ============   ======   ==========    ========

  The accompanying notes are an integral part of these financial statements.

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)

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

         Basic earnings per share were calculated using the weighted average number of shares outstanding of 4,390,450 and 1,459,667 at March 31, 2000 and 1999 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,825,072 shares of common stock at prices ranging from $.25 to $3.50 per share were outstanding during both periods, but were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock is anti-dilutive.

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


         ADVERTISING
         -----------

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

         INTANGIBLE ASSETS AND GOODWILL
         ------------------------------

         Included in Intangible Assets are the following assets:

                                                    March 31, 2000
                                                    --------------
                                                                Accumulated
                                             Cost              Amortization
                                             ----              ------------
         Covenant not to compete           $ 120,000            $  105,000
         Software development costs           87,500                51,042
         Organization costs                      539                   405
         Debt acquisition costs              119,625                29,906
                                           ---------            ----------
                                           $ 327,664            $  186,353
                                           =========            ==========


                                                   December 31, 1999
                                                   -----------------
                                                               Accumulated
                                              Cost             Amortization
                                              ----             ------------
         Covenant not to compete           $ 120,000            $   90,000
         Software development costs           87,500                43,750
         Organization costs                      539                   360
         Debt acquisition costs              119,625                23,925
                                           ---------            ----------
                                           $ 327,664            $  158,035
                                           =========            ==========

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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


         PROPERTY AND EQUIPMENT, AT COST
         -------------------------------

         Property and equipment consists of the following:

                                       March 31, 2000                                 December 31, 1999
                                       ---------------                                -----------------
                                                 Accumulated                                      Accumulated
                                                 -----------                                      -----------
                                  Cost           Depreciation                      Cost           Depreciation
                                  ----           ------------                      ----           ------------
         Computer and
         Office   equipment     $337,303          $ 78,335                       $195,340            $  30,146
         Computer software       182,823            11,067                        167,220                1,034
         Office furniture         31,157             2,705                         23,070                1,267
                               ---------          --------                      ----------         -----------

                                $551,283          $ 92,107                       $385,630            $  32,447
                               =========          ========                      =========           ==========


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

         REVENUE RECOGNITION POLICY
         --------------------------

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

         STOCK OPTION PLAN
         -----------------

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


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

NOTE 4:  ACQUISITION
         -----------

         WebIPA, Inc. Acquisition

         On February 9, 2000, the Company acquired WebIPA, Inc., a Florida corporation pursuant to an Agreement and Plan of Acquisition dated Januray 26, 2000. In consideration of receiving all of the issued and outstanding shares of WebIPA Inc., OmniComm issued 1,200,000 restricted shares of common stock to the shareholders of WebIPA Inc.

NOTE 5:  EQUITY INVESTMENT, at cost
         --------------------------

         European Medical Network (EMN) Investment

         On March 20, 2000 the Company purchased a 25% interest in Medical Network AG EMN, a Swiss company. The purchase price for 25% of the current stock equity of EMN is $838,500 to be paid as follows: Cash:
         US$645,000 paid as follows: March 20, 2000 - US$335,000, April 20,
         2000 - US$310,000; Stock: 41,883 shares of restricted common stock of the Company. Pursuant to the terms of the stock purchase agreement the shareholders of EMN entered into a shareholders agreement that provides for the Company having one board seat and the right to veto any sale of equity in excess of 49%

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


         of the total issued and outstanding equity of EMN. The investment in EMN is carried at cost on the Company's books.

NOTE 6:  NOTES PAYBLE
         ------------

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

NOTE 8:  COMMIMENTS AND CONTINGENCIES
         ----------------------------

         The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

                           2000    $ 112,717
                           2001      142,341
                           2002      139,964
                           2003            0
                           2004            0
                                   ---------
                           Total   $ 395,022
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

NOTE 10: POSTRETIREMENT EMPLOYEE BENEFITS
         --------------------------------

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or112.

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


NOTE 11: INCOME TAXES
         ------------

         Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                 3/31/00                  3/31/99
                                                                 -------                  -------
         Current tax expense (benefit):
                  Income tax at statutory rates               $        -0-               $      -0-
         Deferred tax expense (benefit):
                  Amortization of goodwill and
                    Covenant                                       (72,458)                 (25,038)
         Operating loss carryforward                            (1,792,607)                 (10,154)
                                                              ------------               ----------
                                                                 1,865,065                   35,192
         Valuation allowance                                    (1,865,065)                 (35,192)
                                                              ------------               ----------
         Total tax expense (benefit)                          $        -0-               $      -0-
                                                              ============              ===========


         The tax effect of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                 3/31/00                 12/31/99
                                                                 -------                 --------
         Deferred tax assets:
           Amortization of intangibles                        $    226,120              $   153,662
           Operating loss carryforwards                          2,716,356                  923,749
                                                              ------------              -----------
                  Gross deferred tax assets                      2,942,476                1,077,411
                  Valuation allowance                           (2,942,476)              (1,077,411)
                                                              ------------              -----------
                  Net deferred tax asset                      $        -0-              $       -0-
                                                              ============              ===========


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

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


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

Operating Expenses:

Total cost of sales decreased to $35,120 from $225,291 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The decrease in cost of sales corresponds to the Company's decision to redeploy its resources on the development and marketing of the TrialMaster(TM) Internet and WebIPA systems. The Company experienced a decrease in product and service revenues in connection with the change in strategic focus and therefore a corresponding decrease in cost of sales.

                            OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)


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

Selling, General and Administrative. Selling, general and administrative expenses increased to $709,128 from $123,498 in the first quarter of fiscal year 2000 compared to the corresponding period in fiscal year 1999. The substantial increase in selling, general and administrative expenses can be attributed to the increase in resources expended related to the development and marketing of the Company's TrialMaster(TM) and WebIPA systems. The Company experienced increases in its legal and professional fees, travel and general and administrative expenses in connection with its decision to implement its Internet strategy. The marked increase in legal and professional fees was in relation to investment banking fees paid during the first three months of fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $168,895 from $1,127,263 in the first three months of fiscal year 2000. The decrease can be attributed to the losses incurred during the first fiscal quarter, the Company's investment in European Medical networks of $335,000, the purchase of property and equipment offset by the receipt of equity financing received from the issuance of Series A Convertible Preferred Convertible Stock.

The Company generated a loss of $1,569,731 from operations in the first three months of fiscal year 2000 compared to a loss of $51,608 for the corresponding period in 1999. The losses can be primarily attributed to the increased expenses associated with the development and marketing of the TrialMaster(TM) and WebIPA systems. The Company has incurred increased expenses in salaries and wages, consulting fees, travel and professional fees in connection with developing and marketing the Company's internet based products.

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

                                                          OMNICOMM SYSTEMS, INC.
                                                  Registrant

         Date: September 12, 2001


                                                           /s/Ronald T. Linares
                                                           ---------------------
                                                              Ronald T. Linares
                                                              Vice President and
                                                             Chief Financial and
                                                              Accounting Officer