Form 10QSB
period 2001-09-30
OMNICOMM SYSTEMS INC
filed 2001-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

[Mark One}

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                        Commission file number:  0-25203

                            OMNICOMM SYSTEMS, INC.

                 (Name of small business issuer in its charter)

                     Delaware                             11-3349762
           (State of incorporation)               (IRS employer Ident. No.)

   2555 Davie Road, suite 110B Davie,FL                       33317
     (Address of principal office)                          (Zip Code)

                 Registrant's telephone number:  (305) 448-4700

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   NO  ____

The number of shares outstanding of each of the issuer's classes of equity as of September 30, 2001: 8,343,697 common stock $.001 par value, 4,215,224 Series A preferred stock no par value, 200,000 Series B preferred stock, $.001 par value.


                                                                        1









                      OMNICOMM SYSTEMS, INC.
                  CONSOLIDATED BALANCE SHEETS
                                                                September 30,        December 31,
                                                                    2001                2000
                                                                  (unaudited)
                                                                -------------        -----------
                             ASSETS
CURRENT ASSETS
     Cash                                                            $857,260           $90,958
     Accounts receivable                                               25,221            19,927
     Prepaid expenses                                                   8,323               -0-
                                                                      -------           -------
     Total current assets                                             890,804           100,885

PROPERTY AND EQUIPMENT, Net                                           458,374           486,481

OTHER ASSETS
     Intangible assets, net                                            56,682            53,071
     Goodwill, net                                                        -0-            79,277
     Other assets                                                      25,160            25,160
                                                                       ------            ------
TOTAL ASSETS                                                       $1,431,020          $744,874
                                                                   ==========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $1,005,148        $1,079,506
     Notes payable - current                                           10,000           612,500
     Notes payable related parties - curr                             682,571           660,000
     Deferred revenue                                                  41,013            26,861
                                                                       ------            ------
     Total current liabilities                                      1,738,732         2,378,867

CONVERTIBLE DEBT                                                    2,040,000           462,500
                                                                    ---------           -------
TOTAL LIABILITIES                                                   3,778,732         2,841,367
                                                                    ---------         ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
     5% Series A convertible preferred stock, 5,000,000 shares      3,812,179         3,857,179
     authorized, 4,215,224 and 4,260,224 issued and outstanding, respectively, at par
     8% Series B convertible preferred stock, 200,000 shares              200               -0-
     authorized, 200,000 and -0- issued and outstanding,
     respectively, at $.001 par value
     Common stock - 20,000,000 shares authorized, 8,964,648 and         8,965             7,975
     7,974,578 issued, respectively, at $.001 par value
     Additional paid in capital - preferred stock                   1,736,818               -0-
     Additional paid in capital - common stock                      3,866,935         3,261,100
     Less cost of treasury stock: Common - 620,951 and 620,951       (293,912)         (293,912)
     shares, respectively
     Accumulated (deficit)                                        (11,477,757)       (8,927,695)
     Subscriptions receivable                                          (1,140)           (1,140)
                                                                       ------            ------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                               (2,347,712)       (2,096,493)
                                                                   ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $1,431,020          $744,874
                                                                   ==========        ==========
     See accompanying summary of accounting policies and notes to financial statements.

                                                                    2




                                OMNICOMM SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                           For the nine months ended   For the three months ended
                                                                  September 30,              September 30,
                                                                    2001        2000       2001        2000
                                                                    ----        -----      ----        ----
Revenues                                                         $102,740    $51,914    $45,561     $11,154
Cost of sales                                                      89,810     43,436     51,613      (3,088)
                                                                   ------     ------     ------       -----
Gross margin (loss)                                                12,930       8,478    (6,052)     14,242

Other expenses
Salaries, benefits and related taxes                            1,403,599   2,373,022    410,484     861,694
Rent                                                              141,719     203,250     63,732      40,842
Consulting - medical advisory                                        -0-      117,667       -0-       28,667
Consulting - marketing sales                                       11,984      83,033     11,984       6,000
Consulting - product development                                   21,125      59,365     21,125      22,945
Legal and professional fees                                       134,696     533,047     33,779     127,069
Travel                                                             48,739     331,671      6,529      21,228
Telephone and internet                                             78,032     167,821     20,776      26,474
Selling, general and administrative                                83,858     527,362     31,983     119,840
Asset Impairment                                                    9,127        -0-       9,127        -0-
Interest expense, net                                             215,034      62,492     79,356      20,512
Depreciation and amortization                                     250,220     291,468     67,287      96,999
                                                                  -------     -------     ------      ------
Total other expenses                                            2,398,133   4,750,198    756,162   1,372,270
                                                                ---------   ---------    -------   ---------
(Loss) before taxes and preferred dividends                    (2,385,203) (4,741,720)  (762,214) (1,358,028)

Income tax expense (benefit)                                         -0-         -0-        -0-         -0-

Preferred stock dividends                                        (164,859)   (154,921)   (62,801)    (53,353)
                                                                  -------     -------     ------      ------
Net(loss)                                                     ($2,550,062)($4,896,641) ($825,015)($1,411,381)
                                                               ==========   =========    =======   =========
Net (loss) per share                                              ($0.32)     ($0.90)    ($0.10)     ($0.23)
                                                                  ======       =====       ====        ====
Weighted average number of shares outstanding                   7,857,571   5,437,653  8,082,386   6,182,576
                                                                =========   =========  =========   =========


The accompanying notes are an integral part of these financial statements.
                                                                         3



                        OMNICOMM SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited)
                                                                           For the nine months ended
                                                                                September 30,
                                                                         2001                   2000
                                                                        -----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                             ($2,550,062)           ($4,896,641)
        Adjustment to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                     250,220                291,468
        Common stock issued for services                                  118,221                278,855
        Preferred stock issued for services                                  -0-                 190,172
        Accrued placement agent fee                                          -0-                 (38,500)
        Change in assets and liabilities:
        Accounts receivable                                               (15,294)               (38,411)
        Inventory                                                            -0-                   5,496
        Prepaid expenses                                                   (8,323)               (12,494)
        Shareholder loans                                                    -0-                   3,406
        Other assets                                                         -0-                 (12,842)
        Intangible assets                                                 (70,250)                   -0-
        Accounts payable and accrued expenses                             105,478                938,396
        Sales tax payable                                                    -0-                  (1,818)
        Deferred revenue                                                   14,152                 39,376
                                                                           ------                 ------
Net cash provided by (used in) operating activities                    (2,146,731)            (3,253,537)
                                                                        ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Equity investment in EMN                                             -0-                (335,000)
        Purchase of WebIPA                                                   -0-                   5,033
        Purchase of property and equipment                                (79,085)              (333,911)
                                                                           ------                -------
Net cash provided by (used in) operating activities                       (79,085)              (663,878)
                                                                           ------                -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes                                       794,900                   -0-
Payments on notes payable                                                 (50,000)               (45,000)
Proceeds from notes payable                                               490,000                680,000
Proceeds from stock warrant exercise                                         -0-                 963,668
Issuance of 5% Series A convertible preferred stock, net of                  -0-                 789,250
issuance costs
Issuance of 8% Series B convertible preferred stock, net of             1,737,018                   -0-
issuance costs
Issuance of common stock                                                    4,200                385,284
Proceeds from stock option exercise                                        16,000                 20,739
                                                                           ------                 ------
Net cash provided by (used in) financing activities                     2,992,118              2,793,941
                                                                        ---------              ---------
Net increase (decrease) in cash and cash equivalents                      766,302             (1,123,474)
Cash and cash equivalents at beginning of period                           90,958              1,127,263
                                                                           ------              ---------
Cash and cash equivalents at end of period                               $857,260                 $3,789
                                                                         ========                  =====


                                                                        4




                     OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)
                         (Continued)

                                                      For the nine months ended
                                                              September 30,
                                                           2001          2000
                                                           ----          ----
     Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
     Income tax paid                                        $-0-          $-0-
     Interest paid                                       $44,653       $27,892

Non-Cash Investing and Financing Transactions;
  Acquisition of all of the outstanding common stock of WebIPA, Inc. during the quarter ended September 30, 2000.
     Assets acquired, fair value               $ 5,033
     Cash acquired                               5,033
                                                 -----
     Net cash paid for acquisition             $   -0-
                                                 =====
During the year ended December 31, 2000, $400,000 of convertible notes payable were converted into 320,000 shares of common stock.

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

During the period ended September 30, 2001, the Company issued 90,000 shares as collateral for a bridge loan with a principal amount due of $75,000.

During the period ended September 30, 2001, $37,500 of convertible notes payable were converted into 30,000 shares of common stock, net of issuance costs of $2,890.

During the period ended September 30, 2001, a promissory note with a face value of $100,000 with $12,329 in accrued interest was converted into 226,038 shares of the Company's common stock .

During the period ended September 30, 2001, payments totaling $30,000 due under a non-compete agreement and a promissory note with a face value of $127,500 with $20,844 in accrued interest were converted into 356,688 shares of the Company's common stock.

During the period ended September 30, 2001, a promissory note with a face value of $75,000 with $13,993 in accrued interest was converted into 53,768 shares of the Company's common stock.

During the period ended September 30, 2001, $45,000 of the Company's convertible Series A Preferred Stock totaling 45,000 preferred shares were converted into 30,000 shares of common stock.

During the period ended September 30, 2001, $760,000 in notes payables were converted into 12% convertible notes of the Company.

See accompanying summary of accounting policies and notes to financial statements



                [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                                                 5

                        OMNICOMM SYSTEMS, INC.
            NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                         September 30, 2001
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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 7,857,571 and 5,437,653 for the nine months ended September 30, 2001 and 2000; and 8,082,386 and 6,182,576 for the three months ended September 30, 2001 and 2000 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,409,539 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at September 30, 2001, but they were not included in the computation of diluted earnings per share because the options have an anti-dilutive effect. The effect of the convertible debt and convertible preferred stock are anti-dilutive.

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

                                                                      6
                    OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

8% SERIES B CONVERTIBLE PREFERRED STOCK

During the quarter ended September 30, 2001, the Company designated 200,000 shares of its 10,000,000 authorized preferred shares as 8% Series B Convertible Preferred Stock ('Series B"). Each share is convertible into common stock at $0.25 per share at a conversion rate of 40 common shares for each share of the Series B shares. In the event of liquidation, these shareholders will be entitled to receive in preference to the holders of common stock and the 5% Series A Convertible Preferred Stock an amount equal to their original purchase price plus all accrued but unpaid dividends. Dividends are payable at the rate of 8% per annum, payable semi-annually.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $7,650 and $126,093 for the periods ended September 30, 2001 and 2000 respectively.

RECLASSIFICATIONS

Certain items from prior periods within the financial statements have been reclassified to conform to current period classifications.

INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

                                     September 30, 2001
                                                     Accumulated
                                  Cost               Amortization
                                  ----               ------------
Covenant not to compete          $120,000               $120,000
Software development costs         87,500                 87,500
Organization costs                    539                    539
Debt acquisition costs            153,698                 97,016
                                  -------                 ------
                                 $361,737               $305,055
                                  =======                =======
                                    December 31, 2000
                                                     Accumulated
                                  Cost               Amortization
                                  ----               -----------
Covenant not to compete          $120,000               $120,000
Software development costs         87,500                 72,917
Organization costs                    539                    539
Debt acquisition costs            119,625                 81,137
                                  -------                 ------
                                 $327,664               $274,593
                                  =======                =======
The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on September 26, 1998. The covenant is for a two-year period and is being amortized ratably over that time. The software development costs were capitalized were amortized ratably over a three-year period, the expected life of the various products. Amortization expense was $14,583 for software development costs for the period ended September 30, 2001.

During the first nine months of 2001, the Company issued Convertible Notes totaling $1,615,000. The fees of $70,250 associated with these notes will be amortized ratably over the term of the notes, which is through January 31, 2002. Amortization expense of debt acquisition costs totaled $78,564 for the period ended September 30, 2001, and approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of
                                                                 7

                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

$37,500 (original cost) worth of the convertible notes into common stock of the Company during the period ended September 30, 2001.


Included in Goodwill, as a result of the EdNav acquisition at September 30, 2001 and December 31, 2000 is the cost of $475,665 and accumulated amortization of $475,665 and $396,388 respectively. The goodwill is being amortized ratably over a period of three years. Goodwill amortization totaled $79,277 for the period ended September 30, 2001.

PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

                         September 30, 2001          December 31, 2000
                                      Accumulated                  Accumulated
                         Cost        Depreciation     Cost         Depreciation
                         ----        -----------      ----         ------------
Computer and          $434,373          $148,341     $387,862           $88,812
office equipment
Leasehold                2,549               567        1,699               201
improvements
Computer               244,136           101,011      212,412            60,067
software
Office furniture        42,350            15,114       42,350             8,762
                        ------            ------       ------             -----
                      $723,407          $265,033     $644,323          $157,842
                       =======           =======      =======           =======
Renewals and betterments are capitalized; maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight-line method over the asset's estimateduseful life, which is 5 years for leasehold improvements, equipment and furniture and 3 years for software.

Depreciation expense for the periods ended September 30, 2001 and 2000 was $107,193 and $99,539 respectively.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $41,013 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

REVENUE RECOGNITION POLICY

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements (SAB 101)". SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $41,013 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets
                                                                             8
                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

STOCK BASED COMPENSATION

The Company adopted APB 25 to account for its stock based compensation plans. APB 25 discloses pro forma income amounts which result from recognizing stock awards at their fair value

EARNINGS PER SHARE

Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 14,349,000 have been omitted from the calculation of dilutive EPS for the period ended September 30, 2001. A reconciliation between numerators and denominators of the basic and dilutive earnings per shares is as follows:

                Period Ended September 30, 2001     Period Ended September 30, 2000
                Net Income      Shares    Per-        NetIncome   Shares       Per
                (Loss)                    Share         (Loss)                Share
                Numerator   Denominator  Amount      Numerator   Denominator  Amount
               ----------   -----------  ------     ----------   ----------   -----
Basic EPS      $(2,550,062)  7,857,571 $(0.32)     $(4,896,641)  5,437,653   $(0.90)
Effect of
Dilutive
Securities
None.                  -0-         -0-    -0-              -0-         -0-      -0-
              ------------  ---------  --------     -----------  ---------- ---------
Diluted EPS    $(2,550,062)  7,857,571 $(0.32)     $(4,896,641)  5,437,653   $(0.90)
              ============  ==========  ======      ===========  ==========  ========

IMPACT OF NEW ACCOUNTING STANDARDS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for all fiscal quarter of all fiscals years beginning after September 15, 2000, as amended by SFAS No. 137. In September 2000, SFAS No. 138 was issued which amended certain provisions of SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. In accordance with SFAS No. 133, an entity is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

                                                                              9

                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)


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

The Company incurred substantial losses in 1999, 2000 and during the first nine months of fiscal 2001. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt. The inability of the company to continue its operations, as a going concern would impact the recoverability and classification of recorded asset amounts.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending September 30, 2001, there is doubt about the Company's ability to continue as a going concern.

Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

                                                                   10
                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

NOTE 5:     EQUITY INVESTMENT

European Medical Network (EMN) Investment, at cost

On September 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows: $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN's shareholders entered into an agreement that provided for the Company to have one seat on EMN's board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company has resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of September 30, 2001 and December 31, 2000.



NOTE 6:     NOTES PAYBLE

Education Navigator

The Company satisfied the note payable to the selling stockholders of Education Navigator on August 24, 2001 for approximately 356,688 shares of common stock which included remuneration for accrued interest and amounts payable under non-compete agreements. The principal amount due at August 24, 2001 was approximately $127,500.

Short-term Borrowings

At September 30, 2001, the Company owed $10,000 under short-term notes payable. The note bears interest at 9.5%. As of September 30, 2001 the Company was in default on the note.

Related Party Notes Payable

At September 30, 2001, the Company owed $682,571 in related party notes payable. The notes restated and amended previously existing notes payable as part of the Company's private placement of equity which was consummated in September 2001. The terms of the notes include payment of one-half of the principal upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000; with the balance including accrued interest payable twenty four (24) months from the date of notes payable. The notes accrued interest at a rate of 8% per annum.

                                                                        11

                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)


NOTE 7:     CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share, including registration rights. As of September 30, 2001 approximately $437,500 of the Convertible Notes had been converted into 350,000 shares of common stock of the Company.

During the first nine months of 2001, the Company issued Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $70,250 associated with this offering. The net proceeds to the Company were $1,484,750 with the costs of $70,250 accrued at September 30, 2001, and $60,000 of accrued expenses converted into the private placement of debt. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share, including registration rights.

NOTE 8:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space requiring minimum annual base rental payments for the fiscal periods shown as follows:

          2001                $44,207
          2002                 66,900
          2003                 44,600
          2004                      0
          2005                      0
                              --------
          Total              $155,707
                              ========
In addition, to annual base rental payments, the company must pay an annual escalation for operating expenses as determined in the lease.

CONTINGENT LIABILITIES

On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

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

                                                                          12
                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

On February 2, 2001, an advertising firm, Wray Ward Laseter filed a lawsuit in the Superior Court of North Carolina against the Company. The plaintiff alleged claims totaling approximately $84,160 against the Company for fees associated with advertising, marketing and public relations services provided between September and September 2000. On or about April 27, 2001, the Company and
Wray Ward Laseter entered into a settlement agreement which provides that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a series of payments totaling $66,000. To date the Company has made four payments totaling $45,600 under the settlement agreement.

On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleges the Company breached its contract and owes approximately $13,126 for back payment of services rendered plus interest and costs On September 25, 2001, the Company and Temp Art entered into a settlement agreement which provides that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a payment of $15,700.

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

NOTE 9:     RELATED PARTY TRANSACTIONS

On July 18, 2000 the Company borrowed $50,000 from Guus van Kesteren, a Director of the Company. The promissory note carried an interest rate of 12% per annum and had a maturity date of September 30, 2000. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $2.25 per share. At the Company's request Mr. van Kesteren elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

On August 17, 2000 the Company borrowed $100,000 from Noesis N.V., a shareholder of the Company. The promissory note carried an interest rate of 8% per annum and had a maturity date of January 1, 2001. At the Company's request Noesis elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

On October 26, 2000 the Company borrowed $250,000 from Profrigo N.V., a shareholder of the Company. The promissory note carried an interest rate of 5% per annum and had a maturity date of January 1, 2001. At the Company's request Profrigo elected to convert the promissory note as part of a private placement of debt of the Company. The private placement debt will accrue interest at 12% per annum and is convertible into common stock of the Company at a rate of $0.50 per share on January 31, 2002.

                                                                   13

                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)


On November 22, 2000 the Company borrowed $150,000 from Profrigo, N.V, a shareholder of the Company. The promissory note carried an interest rate of 18% per annum and had a maturity date of January 15, 2001. In addition, the Company granted Profrigo an option to purchase 150,000 shares of the Company's common stock at a price of $0.75 per share. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.

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

On February 20, 2001 the Company borrowed $60,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 20, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $0.50 per share. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.

On March 19, 2001 the Company borrowed $100,000 from Profrigo N.V a shareholder of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of September 19, 2001. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.

On April 24, 2001 the Company borrowed $20,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 26, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 6,700 shares of the Company's common stock at a price of $0.30 per share. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.


                                                                    14

                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)


On June 22, 2001 the Company borrowed $25,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of December 22, 2001. The note was convertible into common stock prior to maturity solely at the noteholders option at a price equivalent to that offered in any financing closed by the Company exceeding $1,000,000 prior to the notes maturity. Mr. van Kesteren exercised the option to participate in the Company's private placement of its 8% Series B Convertible Preferred Stock in September 2001.

On June 22, 2001 the Company borrowed $25,000 from Cornelis Wit a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of December 22, 2001. The note was convertible into common stock prior to maturity solely at the noteholders option at a price equivalent to that offered in any financing closed by the Company exceeding $1,000,000 prior to the notes maturity. Mr. Wit exercised the option to participate in the Company's private placement of its 8% Series B
Convertible Preferred Stock in September 2001.

On July 5, 2001 the Company borrowed $100,000 from Guus van Kesteren a Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 26, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 20,000 shares of the Company's common stock at a price of $0.41 per share. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.

On July 17, 2001 the Company borrowed $10,000 from Guus van Kesteren a
Director of the Company. The promissory note carries an interest rate of 12% per annum and has a maturity date of August 26, 2001. In addition, the Company granted Mr. van Kesteren an option to purchase 4,000 shares of the Company's common stock at a price of $0.40 per share. The promissory note was amended and restated on August 31, 2001 in connection with a private placement of the Company's 8% Series B Convertible Preferred Stock. The promissory note accrues interest at 8%. One half of the note is payable upon the closing of a financing with gross proceeds in excess of $2 million with the balance including accrued interest due twenty four months from the date of the promissory note.


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

                                                                    15
                   OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

STOCK OPTION PLAN

In 1998 the Company's Board of Directors approved the OmniComm Systems 1998 Stock Option Plan. (the "1998 Plan"). The Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 3,000,000 shares of the Company's common stock. The Company's Board of Directors voted in August 2001 to recommend to the Company's shareholders to increase the number of shares authorized under the 1998 Plan from 3,000,000 to 5,000,000. The vote on that proposal will occur on November 16, 2001 at the Company's Annual Meeting of Shareholders The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the plan administrator.

The Company's share option activity and related information is summarized below:
                                      Period ended
                       September 30, 2001          December 31, 2000
                                   Weighted                Weighted
                                    Average                Average
                                   Exercise                Exercise
                         Options    Price       Options       Price
Outstanding at
beginning of period     3,316,006      $2.28     3,562,916       $1.00
     Granted            1,856,000      $0.49     1,851,994       $3.46
     Exercised             20,000      $0.80     1,045,894       $0.30
     Cancelled          1,742,467      $2.14     1,053,010       $1.97
                        ---------      -----     ---------        ----
Outstanding at end of
period                  3,409,539      $1.38     3,316,006       $2.28
Exercisable at end of   =========       ====     =========        ====
period                  2,072,667      $1.50     1,512,848       $2.19
                        =========       ====     =========        ====
During the second and third quarters of 1999, the Company issued 86,377 and 68,000, respectively, common shares to employees and advisors under its stock bonus arrangement. The Company adopted SFAS 123 to account for its stock based compensation plans. SFAS 123 defines the "fair value based method" of accounting for stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. In accordance with this method, the Company recognized expense of $56,145 and $44,200, respectively, during the second and third quarters of 1999, and $41,980 during the third quarter of 2000.

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


During 2001 the Company issued an aggregate of 170,451 shares of common stock to employees and advisors with a fair market value as measured on the date of issuance of $118,221 for services rendered under employment and consulting agreement.


NOTE 12:     OMNITRIAL, B.V. BANKRUPTCY

On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the

                                                                     16
                  OMNICOMM SYSTEMS, INC.
       NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                     September 30, 2001
                         (unaudited)

Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

NOTE 13:     INCOME TAXES

Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                             9/30/01           9/30/00
Current tax expense (benefit):               -------           -------
     Income tax at statutory rates             $-0-               $-0-
Deferred tax expense (benefit):
     Amortization of goodwill and
     covenant                                (35,320)            (72,458)
Operating loss carryforward                 (862,232)         (1,792,607)
                                            --------           ---------
                                            (897,552)         (1,865,065)
Valuation allowance                          897,552           1,865,065
                                             -------           ---------
Total tax expense (benefit)                     $-0-                $-0-
                                                ====                ====
The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                              9/30/01          12/31/00
Deferred tax assets:                          ------           --------
Amortization of intangibles                 $259,622            $224,302
Operating loss carryforwards               3,998,321           3,136,089
                                           ---------           ---------
Gross deferred tax assets                  4,257,943           3,360,391
Valuation allowance                       (4,257,943)         (3,360,391)
                                           ---------           ---------
Net deferred tax asset                          $-0-                $-0-
                                                ====                ====
The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $10,600,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2000.



NOTE 14:     INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period from January 1, 2001 to September 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.


                                                                        17



FORWARD-LOOKING STATEMENTS

Statements contained in this Form 10-QSB that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-QSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-QSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.
                                                            18


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

Nine Months  Ended September 30, 2001 Compared With the
Period Ended September 30, 2000

Results of Operations

Revenues

Revenues for the period ended September 30, 2001 were $102,740 compared to $51,914 for the same period in 2000.
Revenues associated with the Company's Internet based clinical trial products were approximately $79,543 and $4,167 for 2001 and 2000 respectively. Systems integration revenues in 2001 were approximately $23,197 versus $47,747 in fiscal 2000. The Company expects systems integration revenues in 2001 to slightly decrease in comparison to 2000.

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


                                                               19
Cost of Sales

Cost of sales was $89,810 for the period ended September 30, 2001 versus $43,436 for the period ended September 30, 2000. The increase in cost of sales is attributable to the Company's increase in personnel in its development programming and Q/A functions offset by a curtailment of its systems integration business segment. Included in cost of sales is $73,563 in labor costs associated with clinical trial production and support in 2001 compared with $0 in 2000. The Company anticipates increasing development programming labor costs on an absolute basis as its trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 58.5% of total Other Expenses for 2001. Salaries and related expenses totaled $1,403,599 in 2001 compared to $2,373,022 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 19 employees out of its Miami corporate office. The Company expects to increase headcount within its technology and sales & marketing based functions in concert with anticipated increases in TrialMaster clients during the fourth quarter of 2001 and during fiscal 2002.

Rent

Rent expense was $141,719 for the period ended September 30, 2001 compared with $203,250 for the comparable period in fiscal 2000. The decrease can be attributed to $36,989 paid as a lease settlement in 2000 and approximately $29,117 in rent expense for the Company's office in Amsterdam incurred in fiscal 2000 which did not recur in 2001 due to the closure of the Amsterdam office in connection with the bankruptcy filing of the Company's European subsidiary, OmniTrial B.V, offset by approximately $4,575 paid in additional rent in 2001 pursuant to standard lease cost of living adjustments.

                                                               20
Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $33,109 for the period ended September 30, 2001 compared to $260,065 in fiscal 2000. The decrease can be attributed to several factors. There was a decrease in marketing and sales consulting expense of $71,049 caused by the conversion of two sales consultants into marketing executives of the Company. There was a decrease of $117,677 in medical advisory consulting expenses that is directly correlated to a restructuring of the Company's medical advisory board. Product development fees were reduced by $38,240 through the diminished use of temporary employees within the Company's research and development function.


Legal and Professional Fees

Legal and professional fees decreased to $134,696 in the period ended September 30, 2001 compared to $533,047 in the same period in 2000. The decrease can be attributed to investment banking and financial advisory fees totaling $430,669 in 2000 versus $52,500 in fiscal 2001. Legal and accounting fees were $82,196 in 2001 compared to $102,378 for the same period in fiscal 2000.

Telephone and Internet

Telephone and Internet related costs were reduced by $89,789 due to decreased telephone and Internet access costs associated with the closing of the Company's offices in Amsterdam, the Netherlands and Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. In addition, there were credits due which were not recognized during the first nine months of 2000 totaling approximately $37,200 for excess charges by the Company's long distance and network access provider. The Company does not anticipate increasing in access charges during fiscal 2001 based on its own existing communications infrastructure and its projected 2001 clinical trial workload.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $83,858 in fiscal 2001 compared to $527,362 in fiscal 2000. A portion of the decrease is a result of reduced expenditures for advertising ($118,443), conferences and seminars ($52,955), marketing ($66,977) and general office related costs ($137,756) in comparison with fiscal 2000. In addition, during fiscal 2000, the Company had SG & A expenses of approximately $47,761 in its European operation.

Depreciation and Amortization

Depreciation and amortization expense was $250,220 for fiscal 2001 compared with $291,468 for fiscal 2000. The decrease is a result of an increase in depreciation expense in 2001 of approximately $7,654 that is associated with additional computer and office equipment and in amortization expense from debt acquisition costs of $31,222 offset by a decrease in the amortization of the non-compete covenant, goodwill and software development costs associated with the Education Navigator acquisition in 1998 of $30,000, $39,639 and $7,292, respectively.

Three Months Ended September 30, 2001 Compared With the Period Ended September 30, 2000

Results of Operations

Revenues

Revenues for the period ended September 30, 2001 were $45,561 compared to $11,154 for the same period in 2000. Revenues associated with the Company's Internet based clinical trial products were approximately $45,561 and $4,167 for 2001 and 2000 respectively. Systems integration revenues in 2001 were approximately $0 versus $6,987 in fiscal 2000.

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

Cost of Sales

Cost of sales was $51,613 for the period ended September 31, 2001 versus $(3,088) for the period ended September 30, 2000. The increase in cost of sales is attributable to increased labor costs for clinical trial development and support functions.

The Company does not anticipate that systems integration costs will be a significant source of expense in 2001. The Company anticipates that the commercialization of its database product TrialMaster and its related components will be the source of most of its cost of sales.

Other Expenses

Salaries, Employee Benefits and Related Expenses

Salaries and related expenses is the Company's biggest expense at 54.3% of total Other Expenses for 2001. Salaries and related expenses totaled $410,484 in 2001 compared to $861,694 in 2000. The Company increased its personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. The Company has reduced its sales and marketing personnel primarily through the closure of its European office based on its decision to focus on building its clinical trial clientele domestically in the US. In addition, the Company was able to reduce its research and development personnel through the consolidation of its Tampa, Florida and Miami, Florida offices. The Company currently employs approximately 19 employees out of its Miami corporate office. The Company expects to increase headcount within its technology based functions in concert with anticipated increases in TrialMaster clients during fiscal 2001 and is likely to increase its sales and marketing force in an effort to increase its profile in the clinical trial community. The Electronic Data Capture ("EDC") market within the clinical trial industry remains an emerging growth market. The company expects the adoption rate of EDC services to continue growing dramatically for the next 2 to 3 years as the pharmaceutical industry evaluates the impact on drug development timetables.

Rent

Rent expense was $63,732 for the period ended September 30, 2001 compared with $40,842 for the comparable period in fiscal 2000. The increase can be to approximately $12,000 paid in 2001 as part of a lease settlement on the Company's Tampa office, approximately $6,600 in additional rent expense for the Company's office in the Netherlands and approximately $4,290 paid in additional rent in 2001 pursuant to standard lease cost of living adjustments.

Consulting Expenses

Consulting expenses, which are comprised of medical advisory, product development and marketing and sales consultants were $33,109 for the period ended September 30, 2001 compared to $57,612 in fiscal 2000. The decrease can be attributed to several factors. There was an increase in marketing and sales consulting expense of $5,984 associated with new client contact initiatives launched in September 2001 by the Company. There was a decrease of $28,667 in medical advisory consulting expenses that is directly correlated to a restructuring of the Company's medical advisory board. Product development fees were reduced by $1,820 through the diminished use of temporary employees within the Company's research and development function.

The Company may incur increased marketing and sales consulting expense over the next 6 to 18 months as it seeks to increase our market penetration. We view the additional consulting expense as a cost effective means of stepping up our sales efforts without incurring additional fixed salary costs.


Legal and Professional Fees

Legal and professional fees decreased to $33,779 in the period ended September 30, 2001 compared to $127,069 in the same period in 2000. The decrease can be attributed to investment banking and financial advisory fees totaling $85,712 in 2000 versus $7,500 in fiscal 2001. Legal and accounting fees were $26,279 in 2001 compared to $41,357 for the same period in fiscal 2000.

Telephone and Internet

Telephone and Internet related costs decreased by $5,698 due to the decreased telephone and Internet access costs associated with the closing of the Company's offices in Amsterdam, the Netherlands and Tampa, Florida. The Company does not anticipate any significant changes to its telephone and Internet access costs based on its own existing communications infrastructure and its projected 2001 and 2002 workload.

Selling, General and Administrative

Selling, general and administrative expenses ("SG&A") includes all office oriented expenses, advertising, public relations and marketing costs and all other expenses not directly chargeable to either cost of sales or specifically detailed income statement categories. These expenses were approximately $31,983 in fiscal 2001 compared to $119,840 in fiscal 2000. The significant components of the decrease are a result of decreased expenditures for advertising ($6,994), public relations ($27,377), marketing ($18,960) and general office related costs associated with the Company's office in the Netherlands of ($31,461) in comparison with fiscal 2000.

Depreciation and Amortization

Depreciation and amortization expense was $67,287 for fiscal 2001 compared with $96,999 for fiscal 2000. The decrease is a result of a decrease in depreciation expense in 2001 of approximately $6,197, and by decrease in the amortization of the goodwill and software development costs associated with the Education Navigator acquisition in 1998 of $39,639 and 7,293 offset by the increased amortization of debt acquisition costs of $23,417.

Liquidity and Capital Resources

The Company changed its primary focus to providing Internet based database applications to the clinical trial industry in mid 1998. At that time it began phasing out its systems integration business segment. Since the Company made TrialMaster and its related components its primary business, the Company has relied primarily on the proceeds from the sale of debt and equity securities to fund its operations.

Cash and cash equivalents increased by $766,302 to $857,260 at September 30, 2001. This was the result of cash provided by financing activities of $2,992,118 offset by cash used in operating activities of approximately $2,146,731 and $79,085 in investing activities. The significant components of the activity include a loss from operations of approximately $2,550,062, an increase in debt acquisition costs of $70,250 related to a private placement of the Company's debt, the purchase of property and equipment of approximately $79,085, offset by an increase in accounts payable and accrued expenses of approximately $105,478 and approximately $2,992,118 the company raised through the sale of debt and equity securities.

Because of the losses experienced in 1999, 2000 and the first nine months of 2001, the Company has needed to continue utilizing the proceeds from the sale of debt and equity securities to fund its working capital needs. The capital markets during the latter half of fiscal 2000 continuing through the present provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. The softness in the capital markets coupled with the losses experienced caused working capital shortfalls. To compensate for its working capital needs the Company has used a combination of equity financing and short-term bridge loans.

The Company's primary capital requirements are for daily operations and for the continued development and marketing of the TrialMaster system. The Company's Management believes that its current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2001. The Company's capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to the Company.







             [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

PART II -OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Private Placements

	12% Convertible Note

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

The private placement was closed on June 21, 2001. Gross proceeds were $1,555,000 with accrued expenses of $60,000 converted into the private placement and placement agent fees of $70,250.

	8% Series B Convertible Preferred Stock

On August 31, 2001, the Company executed an Agency Agreement with
Commonwealth Associates, L.P. ('Commonwealth"), for Commonwealth to act as placement agent in a private placement to credited investors on behalf of the Company. The terms of the offering are as follows:

	Amount: $1,000,000 Minimum, Best Efforts - All or None; $2,000,000 Maximum, Best Efforts.

	Offering:	10 Units Minimum, 20 Units Maximum. Each Unit consists of
(i) 10,000 shares of Series B Convertible Preferred Stock (the "Series
B Preferred Shares") subject to the Certificate of Designation of Preferred Stock filed with the Delaware Secretary of State with the Series B Preferred Shares convertible into shares of common stock, $.001 par value, of the Company ("Common Stock" or "Shares") at $0.25 per Share, subject to customary anti-dilution provisions. and (ii) five year warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $.25 per share (the "Series B Warrants").

	Price: 		$100,000 per Unit. The Company will accept
subscriptions for partial Units.

	Registration Rights: Demand rights within 6 months after the closing of the private placement and unlimited PiggyBack registration rights.

	Use of Proceeds:	Capital expenditures, operating and marketing
expenses.

	Conditions:

(1) Regulation D of the Securities Act of 1933, as amended.
(2) Suitability Standards; Accredited Investors Only.
(4) Termination Date: September 28, 2001, unless terminated earlier or extended by the Company.
 (4) Placement Fee: 10% Commission (cash); warrants to purchase a number of shares equal to 15% of the number of shares issuable upon conversion of the Notes sold in the offering, at an exercise price of $.25 per share, exercisable for a period of five (5) years, commencing on the final closing date of the offering.

The private placement was closed on September 21, 2001. Gross proceeds were $2,000,000 with placement agent fees of $200,000.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
None.

(b)	Reports on Form 8-K.

On September 25, 2001, the Company filed a current report on Form 8-K dated September 25, 2001 reporting items 5, 6 and 7 in connection with a private placement of its 8% Series B Convertible Preferred Stock. The Company completed a $2 million private placement with Commonwealth Associates, L.P. serving as placement agent for the transaction. The Company also announced that Jan Vandamme had resigned as a Director and had been replaced on the Board of Directors by Harold Blue.

                             SIGNATURES

	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant


By:	David Ginsberg, D.O., Director, Chief Executive Officer and President
Date:	November 8, 2001

By:	Ronald T. Linares, Vice President of Finance, Chief Financial and
      Accounting Officer
Date:	November 8, 2001


