Form 10KSB
period 2001-12-31
OMNICOMM SYSTEMS INC
filed 2002-03-25
CIK 1034592

                    U.S. Securities and Exchange Commission

                            Washington, D.C.  20549

                                  Form 10-KSB
(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2001

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to

     Commission file number

                            OmniComm Systems, Inc.
                            ----------------------
                (Name of small business issuer in its charter)

                                   Delaware
                                   --------
             (State or other jurisdiction of incorporation or organization)

                                  11-3349762
                                  ----------
                     (I.R.S. Employer Identification No.)

              2555 Davie Road, Suite 110-B, Davie, Florida 33317
              --------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                   Issuer's telephone number (954) 473-1254

             Securities registered under Section 12(b) of the Exchange Act:

                                     None
                                     ----
                             (Title of each class)

                   Name of each exchange on which registered

                                not applicable
                                --------------

             Securities registered under Section 12(g) of the Exchange Act:
             -------------------------------------------------------------

                                 Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $170,522 for the 12 months ended December 31, 2001.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant's common stock on March 18, 2002 is approximately $2,927,436.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of March 12, 2002, 8,323,697 shares of common stock are issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):

Yes __     No  X
              --

   CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

     The discussion in this Annual Report on Form 10-KSB regarding the OmniComm Systems, Inc., its business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

     When used in this Annual Report, the terms " we," "our," "us," and "OmniComm" refers to OmniComm Systems, Inc., a Delaware corporation and its subsidiaries OmniCommerce Systems, INC. and OmniTrial, B.V.

                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     We are an Internet-based healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster(R) software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. At every research site, clinical research data is entered electronically. All participants in the clinical trial process are connected and have access to the data in real time. Clinical trial sponsors can review, monitor, and analyze the data remotely and in real time.

PRODUCT

     Our TrialMaster software is a Web-based application that uses Internet technologies for electronic data capture to conduct and manage clinical trial data from geographically dispersed sites.

     We believe TrialMaster offers the following advantages which increase the efficiency and decrease the costs of the clinical trial process :

     ** Accelerates initiation and completion of clinical trials by approximately 30%;
     **    Real-time access to clinical trial data;
     **    Eliminates double data entry and paper based reports;
     **    Decreases the cost of data collection in clinical trials by up to
           80%;
     ** Real time connection between all participants in the clinical trial process;
     **    Improves data entry accuracy by up to 80%; and
     ** Secures collection and storage of clinical trial data, through encryption and multiserver storage in two locations.

MARKET OPPORTUNITY

     The critical component in bringing a drug or medical device to market is the process by which approval is sought to market the drug or device - a clinical trial.

Clinical trials are currently conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solution significantly reduces costs, improves data quality and expedites results. The data integrity, system reliability, management control and auditable quality of TrialMaster will aid any pharmaceutical, medical device or biotechnology company that wants to improve clinical trial efficiencies, speed results and ensure regulatory compliance.

     In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application ("NDA") can take up to two years before it is approved by the FDA. This is in addition to three to five years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is very large. The following points are illustrative of the dynamics:

     **    It can cost as much as $800,000,000 to bring a drug to market.
     ** Drug companies lose as much as $13 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor.

     We believe TrialMaster provides us with strong market opportunities, including:

THE CLINICAL TRIAL INDUSTRY IS A LARGE AND GROWING INDUSTRY.

     The clinical trial industry currently represents a $54 billion a year marketplace. The expected 14% annual growth in the clinical trial industry is powered by the development of new drugs and treatments, increasing complexity and number of clinical trials, increasing number of patients in the average application, aging population and strong demand for drugs to treat this aging population.

     UBS Warburg estimates that in 2000 $3.7 billion was spent in the United States on clinical research data management and handling. We believe that in 2000 at least 5%-10% of all clinical trials were conducted using Web-based
(EDC) solutions.

INDUSTRY TRENDS

     Industry and regulatory trends have led pharmaceutical, biotechnology, and medical device companies to increase research and development for proprietary new drugs and medical devices. To keep pace in today's market, companies must conduct both more and increasingly complex clinical trials, develop multinational clinical trial capability, and, at the same time, control costs. These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

COMPETITIVE PRESSURES

     Increased competition and pressure from generic brands and increased volume of new drug candidates from the genomics industry has forced pharmaceutical companies to shorten the clinical trial processes to bring new drugs to market as soon as possible. New drugs are also needed because shortened life cycles of drugs have narrowed the window of opportunity for companies to enjoy extraordinary returns from patented drugs. According to Accenture, pharmaceutical companies are striving to select winning drugs earlier and to reduce the time it takes to bring the drug to market by one-third.

EXPENSIVE AND INEFFICIENT PAPER-BASED CLINICAL TRIALS COMPARED TO EDC SOLUTION

     The bottleneck in the clinical trials process is in the collection, validation and management of data. Traditional paper-based clinical trials are an inefficient process. We believe that if several clinical trial sponsors conduct trials using our Web-based trial solution, other sponsors will use it in order to compete.

EMERGING MARKET OF WEB-BASED EDC

     Web-based EDC has been around for four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. We believe that the move toward emerging Web-based technologies is natural since it involves management of large quantities of trial data in different formats, which is by definition one of the core skills and competencies of the IT industry. While industry growth estimates vary, all predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006; Accenture predicts that by 2003, 60% of all clinical trials will use some form of EDC; and CB Technologies predicts that approximately 28% of pharmaceutical, biotechnology, and medical device companies, contract research organizations and academic research institutions plan to implement EDC within the next 18 months.

UNIQUE COMPETITIVE ADVANTAGES

     We believe we are well positioned to succeed within the emerging EDC industry due to our competitive strengths which are as follows:

     .     A FOCUS TOWARD CUSTOMER REQUIREMENTS.

           Unlike competitors that have "global" solutions with standard data fields, screens and forms, we provide a fully customized solution to meet very specific client needs. Our team of programmers ensures user acceptance and system performance and provides customer-focused support services to guarantee a smooth integration of technology into each sponsor's clinical trials. We assist with the design, installation, and integration of TrialMaster with existing systems, host the clinical trial data in a secure and controlled state-of-the-art facility, provide customer support 24 hours a day, 7 days a week, and train on-site personnel.

     .     A STRONG TEAM OF HIGHLY EXPERIENCED CLINICAL AND TECHNICAL PEOPLE.

           Dr. David Ginsberg, our Chief Executive Officer, has more than 15 years of clinical trial industry experience and has conducted more than 300 industry-sponsored clinical trials. Randall Smith, our Chief Technology Officer, has over 20 years of experience in several facets of the high-tech sector.

     .     QUALITY EDC SOLUTION OFFERED AT A 30% DISCOUNT TO THE MARKET PRICE.

           Our business strategy focuses on the continued development, marketing and sale of our TrialMaster product. TrialMaster was first introduced less than a year ago. As of today, we are involved in conducting or developing multi-center, clinical trials for nine clients. We completed a multi-center, multi-national clinical trial with a European-based medical device company and a European-based clinical research organization. This clinical trial encompassed 400 patients in 42 sites throughout Canada, Western Europe, and Scandinavia. We are in negotiations with several U.S.-based pharmaceutical and clinical research organizations to implement TrialMaster. During the fourth quarter of 2001 we signed nine contracts, which is more than 60% of all contracts signed to date.

INDUSTRY BACKGROUND

     Worldwide research and development expenditures by the pharmaceutical, medical device and biotechnology industries reached an estimated $54 billion in 2000, with $21 billion being spent by North American-based pharmaceutical and medical device companies. It is estimated that pre-clinical and clinical trial costs represent approximately one-third of the total spent on research and development, with 20% of the total costs spent on data management.

     Pre-clinical and clinical trials historically were performed almost exclusively by in-house personnel at the major pharmaceutical companies. Over the last two decades, clinical trial sponsors have transitioned to a model that includes the outsourcing of clinical trial management to clinical research organizations ("CROs"), which has resulted in significant growth in the outsource contract segment of the clinical trials industry.

     We believe that certain industry and regulatory trends summarized below have led pharmaceutical, biotechnology and medical device companies to increase research and development for proprietary new drugs and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control internal fixed costs.

     Increasing Cost Containment Pressures. The increasing pressure to control rising health care costs, and the penetration of managed health care and health care reform, have caused changes in the pharmaceutical, medical device and biotechnology industries.

     Managed Care. Managed care providers and insurance carriers have become major participants in the delivery of pharmaceuticals along with pharmacy benefits organizations. These companies are seeking to depress the prices of drugs and devices.

     Consolidation. There have been several mergers within the pharmaceutical industry, and as a result, the pharmaceutical industry has experienced large scale employee lay-offs and cutbacks.

     Generic Drug Effect.   Competition from generic drugs following patent
expiration, has resulted in increasing market pressure on profit margins.

     Increasingly Complex and Stringent Regulation. Increasingly complex and stringent regulatory requirements have increased the volume of data required for regulatory filings and escalated the demand for real time, high accuracy data collection and analysis during the drug development process.

     Reducing Drug Development Time Requirements. To reduce costs, maintain market share and speed revenue production, pharmaceutical, medical device and biotechnology companies face increased pressure to bring new drugs to market in the shortest possible time.

     New Drug Development Pressures. To respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions, research and development expenditures have increased as a result of the constant pressure to develop and patent products.

     Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it which require FDA approval have grown substantially over the past decade.

     These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

CLINICAL TRIAL OVERVIEW

     In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. To support an application for regulatory approval, clinical data must be collected, reviewed and compiled. Clinical data is collected from case report forms ("CRFs") that are submitted to and filled out by an investigator, typically a doctor or research assistant who is participating in the clinical trial. CRFs can be five to several hundred pages long, and document a series of visits by patients over a period of time.

     Once information is collected by the investigator and the CRF is completed, the investigator submits the CRF to the sponsor or the CRO. The data is then input manually into a database. Typically, each CRF is entered twice to resolve errors.

     TrialMaster allows participants in the clinical trial process, such as a sponsor or CRO, to perform data collection, handling and transmission via a direct, secure Internet connection. After the CRFs are Internet enabled and the validation criteria encoded, the CRF forms are distributed via the Internet from our server to the sites where the clinical trials are to take place.

THE TRIALMASTER SUITE OF PRODUCTS

     TrialMaster is an open system that is fully integratable with existing legacy data systems such as Oracle(R) and Microsoft SQL(R). The application utilizes a standard browser such as Internet Explorer 5.0(R). TrialMaster allows clinical data to be entered directly from a source document, such as a patient record or doctor's notes, via computer. The clinical data is transmitted via the Internet to a secure server where the data is validated and stored. The cost for implementing the application is based on a data point per page/per patient fee which increases or decreases depending on the size and length of the trial.

     Certain features and benefits of TrialMaster include:

     .     Internet-based network - no special client software required
     . Role-based security - data presented on basis of role in the trial (i.e., investigator, sponsor, trial manager)
     . Audit trail of all transactions - all original data and changes are recorded
     . Primary data validation - data ranges and requirements are checked upon entry of data
     .     Customized reports based on client's specifications
     . Messaging system - sends email notifications based upon client defined events
     . Data export - client can export database in a variety of formats for interim analysis
     . Real time data access - clients can monitor trial progress and make go/no-go decisions
     . ASP model - uses our secure data infrastructure and can be installed utilizing client-supplied equipment as an option
     . Fully compliant with FDA 21 CFR Part 11 and subsequent April 1999 Guidance to Industry

     TrialMaster is intended to enhance the clinical trial process in the following three areas:

     Data Collection is Faster and Cheaper. Clinical data is collected from the CRFs that are provided by the CRO and submitted to and filled out by an investigator - a doctor or a research assistant - who is participating in the clinical trial. The forms are five to several hundred pages per patient and encompass a series of visit by patients over a period of time. Currently, the cost to process data is approximately $7.00 to $25.00 per page per patient. Under the TrialMaster system, the cost to process the data is expected to be approximately two to five times less per page per patient. The time to process the data under the current manual system can take anywhere from one to eight weeks, which is expected to be significantly reduced utilizing TrialMaster because the data is entered in real-time with validation occurring instantly.

     Data is Collected More Accurately. Upon its submission, data is reviewed to determine if the collected data is within the parameters of the clinical trial. If data is outside of the clinical trial parameters or there are typographical errors or similar data problems, the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing. Under the current manual system, the cost to process an edit query is approximately $80 to $115 per query; for a large trial, it is not uncommon to generate 500 to 1,000 edit queries a week. The time to process the data for each patient under the current manual system can take anywhere from three to eight weeks. Using the TrialMaster system, it is expected that the number of edit queries will be significantly reduced because the system does the validation when the data is inputted, and the cost of the queries will be reduced by up to 80% to 85%.

     Clinical Studies Can Be Monitored More Efficiently. Monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice standards. They make sure clinical data is being collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs such as travel can exceed one-quarter of the total costs of a clinical trial. Under the current system, the cost for a monitoring visit can vary from $1,000 to $3,000 per visit, and a trial can require as many as three to seven visits. The number of visits can be reduced when using TrialMaster because the status of sites can be monitored remotely and in real-time. Under the current system, the time for each visit is usually one to two days; utilizing TrialMaster, we believe monitoring hours can be reduced by 50% and monitoring visits can be more efficiently scheduled due to the availability of more accurate and complete information on the trials.

SALES AND MARKETING

     EDC services are currently used in approximately 5 to 10% of clinical trials. We are focusing our sales efforts primarily on small and mid-size pharmaceutical, medical device and clinical research organizations. We believe small and mid-size companies are unlikely to have the technological resources necessary to develop a product like TrialMaster which will offer these companies operating efficiencies in the clinical trial process as well as potential cost savings.

     During fiscal 2001 CV Therapeutics accounted for approximately 44% of our net sales and Optima Worldwide, Ltd. accounted for approximately 16% of our net sales.

     TrialMaster can be used within any segment of the pharmaceutical, biotechnology or medical device industries that undertake clinical trials. To date, we have taken a deliberative approach to marketing TrialMaster to the pharmaceutical industry, a $54 billion market dominated by companies such as Pfizer, Johnson & Johnson and Eli Lilly. We believe the following are the relevant factors for approaching this market:

     .     access to "validators" for the market,

     . relatively standardized and advanced approach to clinical trial process,

     . a very competitive market with relatively short product cycles providing for a need to get products to market quickly, and

     . a tight group of opinion leaders within the market segment with which we have direct relationships.

     Our marketing strategy also includes establishing relationships with "opinion leaders" and decision makers in other specialties within the clinical trial industry. In this regard, we have created a Medical Advisory Board to advise us on the development and marketing of the TrialMaster system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. We are also using traditional methods to market TrialMaster, including advertising in trade periodicals and attending a number of medical conventions including the those of the American College of Cardiology, Drug Information Association and The American Heart Association.

SYSTEMS

     We provide application hosting services for our web-based clinical trial applications utilizing a secure, medical-grade network infrastructure. We maintain both a primary data center and a secondary disaster recovery site. These sites utilize identical configurations with the primary site located at our headquarters while the secondary site is located at a BellSouth co-location facility in Atlanta, GA.

     Internet communications to the data center is maintained via two high-speed digital data communication lines; a primary and a "shadow" line.
The shadow monitors the primary line and automatically becomes active should an interruption in communications occur to the primary line. These lines are connected to a Cisco high-speed dual line router. Data is then passed from the router to a Cisco PIX hardware firewall. The hardware firewall is capable of providing 120 Mbps of data throughput and up to 125,000 simultaneous sessions. The two Cisco PIX firewalls located at the primary data center and at the secondary disaster recovery site are linked via a secure, static, encrypted virtual private network (VPN) connection. The PIX provides firewall, VPN, and intrusion detection functions to the network.

     Data from the PIX is passed to an HP high-speed data switch. The switch is capable of processing data at a rate of 36.6 Gbps. The switch is used to connect all of our servers to the PIX.

     Our software applications were developed utilizing Microsoft's Distributed Network Architecture (DNA). Thus, the network was designed to accommodate the security and scalability of the DNA framework. Using this approach, servers are paired so that the production server is visible to the internet while the database server is not. Data from the database is made available to authorized users via our proprietary software object module running on the production server. Communication between the servers is handled by the HP switch.

     HP Netserver computers running Microsoft Windows 2000 are used in all production and database servers. The servers are configured with dual Intel Pentium class processors, dual power supplies, and hot-swapable RAID disk storage for maximum availability and reliability. Database servers are configured with one gigabyte of RAM memory and 36 gigabytes of disk storage. Production servers are configured with 512 megabytes of RAM memory and 27 gigabytes of disk storage. All servers are capable of supporting up to one gigabyte of RAM memory and one terabyte (1,099,511,627,776 bytes) of disk storage. Up-time of 100% has been experienced since the deployment of these servers in 1998.

     The current production environment employs two production/database server pairs at the primary data center which is mirrored at the collocation facility. Database synchronization between the primary data center and the collocation facility is accomplished utilizing transaction replication technology via the VPN link established between the two locations.

RESEARCH AND DEVELOPMENT

     We acquired the technology, developed by Education Navigator, Inc., for our TrialMaster product in June 1998. Since that date, our completion of our TrialMaster product and its subsequent improvements and refinements have been handled by our in-house staff of programmers. During fiscal 2001, we spent approximately $377,000 on research and development activities, the majority of which represented salaries to our programmers. In fiscal 2000 we spent approximately $454,000 on research and development activities. We intend to continue to refine our products to increase our ability to compete in our market segment.

COMPETITION

     We compete in the EDC market. This industry can be characterized as rapidly evolving, highly competitive and fragmented. There are other entities that compete with our Internet-based data collection system, TrialMaster. The principal competitors include Phase Forward Incorporated, CB Technologies, PHT Clinical Networks and eResearch Technology. Most of these competitors have significantly greater financial, technical and marketing resources, or name recognition than we do. In addition, other companies could enter the EDC market due to the vast size of the market opportunity. We believe that the most significant competitive factors we face are a lack of operating history and an attendant perception of a lack of experience in competing in such a changing and competitive environment.
     We believe, however, that our technical expertise, the knowledge and experience of our principals in the industry, quality of service, responsiveness to client needs and speed in delivering solutions will allow us to compete favorably within this market. Further, we believe that none of the aforementioned companies have developed an approach to the clinical trial process that is as flexible and customizable as TrialMaster.

GOVERNMENT REGULATION

     We do not believe that we are currently regulated by the FDA or any specific government or quasi-governmental agency. There can be no assurance, however, that we will not become subject to government regulation in the future. See "Risk Factors" below.

INTELLECTUAL PROPERTY RIGHTS

     Our success depends in part on our ability to protect our intellectual property. To protect our proprietary rights, we rely generally on copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and agreements with consultants, vendors and customers, although we have not signed such agreements in every case. Despite such protections, a third party could, without authorization, copy or otherwise obtain and use our software. We can give no assurance that our agreements with employees, consultants and others who participate in development activities will not be breached, or that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors.

     We have a patent application pending with respect to our TrialMaster product. This application was filed in May 2000 and remains pending. We are also in the process of registering a number of trademarks including "OMNICOMM SYSTEMS, INC.," and we have federally registered "TRIALMASTER" and "OMNICOMM SYSTEMS," as well as copyrights on any computer software applications produced by us. We intend to make such other state and federal registrations as we deem necessary and appropriate to protect out intellectual property right.

EMPLOYEES

     We currently have 20 full time employees and two part time employees, of which three are executives, three are administrative, 11 are programmers, two are technology and systems managers and three are in sales and marketing. We believe that relations with our employees are good. None of our employees is represented by a union.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

     We were incorporated in 1997 and initiated our eBusiness plan in August 1998. We have a limited operating history on which you can base an evaluation of our business and prospects. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets, including the Internet B2B market. These risks and difficulties include our ability to:

     **    develop our infrastructure;
     **    attract and maintain a base of end users;
     **    develop and introduce desirable services;
     ** provide customer support, personnel and facilities, to support our business;
     **    establish and maintain strategic relationships;
     ** establish and maintain relationships within the pharmaceutical, medical device, and biotechnology industries; and
     **    respond effectively to competitive and technological developments.

     We cannot assure you that our business strategy will be successful or that we will successfully address any of these risks or difficulties.

WE ARE DEPENDENT ON A NEW BUSINESS MODEL WHOSE ACCEPTANCE IS UNCERTAIN.

     We intend to derive revenues by providing web-based electronic data capture and management application for clinical research in the pharmaceutical, medical device, and biotechnology industries. While the market for clinical trials data capture is well established, the market for our Web-based electronic services is new and rapidly evolving, and there can be no assurance that our products and services will be accepted by the marketplace. Our customers have limited experience with Web-based clinical trials and may conclude that they are not a desirable, efficient or cost effective method of administering clinical trials. Failure to obtain significant customer acceptance and satisfaction will adversely affect our revenue.

WE HAVE A HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

     We incurred net losses attributable to common stockholders of $7,549,596 and $6,781,626 in fiscal 2001 and 2000, respectively. At December 31, 2001, we had an accumulated deficit of approximately $16,932,609 and a working capital deficit of approximately $1,241,000. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

     Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2001 contained an explanatory paragraph indicating there was substantial doubt about our ability to continue as a going concern.

WE HAVE HAD LIMITED REVENUES TO DATE, AND WE MAY BE UNABLE TO FORECAST OUR REVENUES ACCURATELY.

     We have had limited revenues to date and do not have historical financial data for a sufficient number of periods to accurately forecast revenues and results of operations. Therefore, our period-to-period comparisons contained in our SEC filings cannot be relied on as indicators of future performance. Such future revenues are difficult to forecast due to, among other things, the fact that our business is a new, developing business.

WE WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

     Our plan of operations will require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

     *      fund more rapid expansion;
     *      fund additional capital or marketing expenditures;
     *      develop new or enhanced features, services and products;
     *      enhance our operating infrastructure;
     *      respond to competitive pressures; or
     *      acquire complementary businesses or necessary technologies.

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders or debt holders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations and remain in business may be significantly limited.

WE MUST ESTABLISH, MAINTAIN AND STRENGTHEN THE TRIALMASTER BRAND TO ATTRACT USERS AND GENERATE REVENUE FROM EXISTING AND NEW BUSINESSES.

     To successfully implement our business plan, we must establish, maintain and continually strengthen the TrialMaster brand. For us to be successful in establishing TrialMaster, pharmaceutical, medical device and biotechnology industries must perceive it as a desirable, efficient and cost effective method of real time data collection, compilation and validation which significantly reduces costs, improves data quality and expedites results. If our marketing efforts are not productive or if we cannot strengthen our brand, our efforts to establish and maintain our brand will be unsuccessful, and we may lose customers and be unable to attract new business.

OUR FAILURE TO MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR REVENUES.

     We have been expanding, and intend to continue to expand our business. This growth has placed, and any further growth is likely to continue to place, a significant strain on our resources. Our ability to achieve and maintain profitability will depend on our ability to manage growth effectively, to implement, improve and expand operational and customer support systems, and to hire additional personnel. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. In addition, future growth may result in increased responsibilities for management personnel, which may limit their ability to effectively manage our business.

WE FACE INTENSE COMPETITION AND WILL HAVE TO COMPETE FOR MARKET SHARE.

     There can be no assurance that our products will achieve or maintain a competitive advantage. There are currently a number of companies who market services and products for Web-based clinical trials. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that the Web-based clinical trials maintained by our existing and potential competitors will not be perceived by clinical trial sponsors as being superior to ours.

IF WE CANNOT PROTECT OUR PROPRIETARY INFORMATION, WE MAY LOSE A
COMPETITIVE ADVANTAGE AND SUFFER DECREASED REVENUES AND CASH FLOW.

     We are dependent, in part, on proprietary data, analytical computer programs and methods and related know-how for our day-to-day operations. We rely on a combination of confidentiality agreements, contract provisions and trade secret laws to protect our proprietary rights. Although we intend to protect our rights vigorously, there can be no assurance we will be successful in protecting our proprietary rights. If we are unable to protect our proprietary rights, or if our proprietary information and methods become widely available, we may lose any ability to obtain or maintain a competitive advantage within our market niche.

FAILURE TO ADAPT TO EVOLVING TECHNOLOGIES AND USER DEMANDS COULD RESULT IN THE LOSS OF USERS.

     To be successful, we must adapt to rapidly changing technologies and user demands by continually enhancing our products and services and introducing new products and services. If we need to modify our products and services or infrastructure to adapt to changes affecting clinical trials, we could incur substantial development or acquisition costs. As described above, we will be dependent upon the availability of additional financing to fund these development and acquisition costs. If these funds are not available to us, and if we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our users may switch to the product and service offerings of our competitors.

A SYSTEM FAILURE COULD RESULT IN SIGNIFICANTLY REDUCED REVENUES.

     Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our TrialMaster software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service. Clinical trial data could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our users will depend on Internet service providers, online service providers and other web site operators for access to our products. Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Further, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR SYSTEMS, PROCESSES AND SUPPORT IN A MANNER THAT WILL ENABLE US TO MEET THE DEMAND FOR OUR SERVICES.

     Our future success will depend on our ability to develop effectively the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

WE ARE DEPENDENT ON THE CONTINUED CONTRIBUTIONS OF OUR KEY PERSONNEL.

     We are currently dependent on our senior management and board of directors. The loss of their services, or the services of any other individual upon which we currently rely, may significantly adversely affect our performance and our ability to carry out the successful development and implementation of our business plan. Failure to retain management, directors and advisors or to attract and retain other key employees could have an adverse effect upon our growth and our ability to achieve and maintain profitability.

WE MAY NOT BE ABLE TO HIRE AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES AND, AS A RESULT, WE MAY NOT BE ABLE TO GROW AS WE EXPECT OR MAINTAIN THE QUALITY OF OUR SERVICES.

     Our success will depend on our ability to hire, train, and retain highly skilled technical, marketing and sales and customer support personnel. Competition for these people is intense, especially for engineers and programmers, and we may be unable to successfully attract sufficiently qualified personnel. The pool of qualified technical people in the greater Fort Lauderdale, Florida area, is limited. We will need to increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. There can be no assurance we will be able to hire, train and retain a sufficient number of qualified employees. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations.

SINCE WE ARE A WEB-BASED COMPANY, OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION RELATING TO THE INTERNET, WHICH COULD IMPAIR OUR OPERATIONS.

     Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services.
WE DO NOT BELIEVE WE ARE SUBJECT TO REGULATION BY THE FDA, BUT WE HAVE

MADE NO INDEPENDENT INQUIRES.

     Based upon our internal review of the relevant statutes, rules and regulations, we do not believe that our TrialMaster product is subject to FDA review or approval. However, because we have neither made independent inquiry of the FDA nor have we engaged special FDA counsel to provide us with an opinion regarding the applicability of the subject statutes, rules and regulations, our belief as to their inapplicability may be incorrect. In that event, we could be subject to fines and/or other sanctions which will adversely affect our results of operations. In addition, if at some time in the future the FDA adopts rules to which we become subject, the cost of compliance therewith may be significant to us which would likewise adversely affect our results of operations and liquidity.

WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR INTELLECTUAL PROPERTY, AND WE FACE THE CONTINUING PROSPECT OF POTENTIALLY EXPENSIVE PATENT LITIGATION TO ASSERT OUR RIGHTS AND TO DEFEND OURSELVES AGAINST PATENT INFRINGEMENT CLAIMS ASSERTED BY OTHERS.

     The clinical research business is crowded and includes a number of new entrants hoping to capitalize on advances in electronic data capture. Many of these new entrants have secured patent protection. We presently have a patent application pending for our TrialMaster product. The effect and extent of patent and other protection for our intellectual property is uncertain. Legal standards relating to the validity and scope of claims in the Internet fields are evolving. We cannot guarantee that our patent application will be approved. Even if it is approved, we cannot guarantee that our patent will be broad and effective, nor can there be any assurance that we will not be involved in litigation to protect our intellectual property and to defend ourselves against infringement claims by our competitors.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

     We have agreed to register an aggregate of 29,406,682 shares of our common stock which are issuable upon the conversion of outstanding shares of our Series A Convertible Preferred Stock, our Series B Convertible Preferred Stock, convertible notes and accrued interest and outstanding options and warrants. At such time as these shares are eligible for resale in the public market, such sales will have a dilutive effect on the market for our common stock and will in all likelihood adversely affect its market price.

ITEM 2.     DESCRIPTION OF PROPERTY

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

     As of March 18, 2002, we had a total of 17,556,968 shares of our common stock underlying options, warrants and other convertible securities and 10,810,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

THERE IS ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

     There is a limited public market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that trading market might become. If a liquid trading market does not develop or is not sustained, it may be difficult for investors to sell shares of our common stock.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or our industry segment, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

     - the announcement or introduction of new products by us and our competitors;

     - our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

     -    government regulation; and

     - general economic conditions and economic conditions specific to the clinical trials industry.

     As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY. OUR COMMON STOCK DOES NOT CURRENTLY QUALIFY FOR LISTING ON THE NASDAQ STOCK MARKET AND WE DO NOT FORESEE THAT WE WILL QUALIFY FOR SUCH A LISTING IN THE FORESEEABLE FUTURE.

     If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

     SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

     The Nasdaq Stock Market establishes listing qualifications for companies wishing to have their securities quoted on the Nasdaq SmallCap Market. In addition to minimum bid price and public float requirements, among other listing requirements in order for a security to be quoted on the Nasdaq SmallCap Market, the issuer must have minimum stockholders' equity of at least $5,000,000. At December 31, 2001, we had total stockholder's deficit of $3,171,484. Accordingly, it is unlikely that we will meet the initial listing standards of the Nasdaq SmallCap Market in the foreseeable future.

     Our principal executive offices are located in commercial office space in approximately 4,400 square feet at 2555 Davie Road, Suite 110B, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices from an affiliate of Mr. Harold Blue, a member of our board of directors, under the terms of a sublease expiring in September 2003. Our annual rental payments under this sublease are $66,000 plus sales tax. We believe that the terms of this lease are as favorable as we might have negotiated on an arms-length basis.

ITEM 3.     LEGAL PROCEEDINGS

     In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleges we owe him more than $100,000 for back payment of salary according to the terms of his employment contract. We dispute Mr. Gordon's allegations and are vigorously defending this lawsuit. As part of our defense, we recently filed a counterclaim against Mr. Gordon and a cross-suit against his wife. This matter remains pending.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on OTC Bulletin Board under the symbol OMCM. The following table sets forth the high and low closing prices for our common stock as reported by the OTC Bulletin Board for the periods indicated.

                                      High     Low
                                      ----     ---

Fiscal 2000

First Quarter                         $ 5.75   $ 3.50
Second Quarter                        $ 6.75   $ 2.06
Third Quarter                         $ 4.25   $ 1.50
Fourth Quarter                        $ 2.25   $ 0.63

Fiscal 2001

First Quarter                         $ 1.56   $ 0.38
Second Quarter                        $ 0.56   $ 0.25

Third Quarter                         $ 0.95   $ 0.38
Fourth Quarter                        $ 0.55   $ 0.21

     On March 18, 2002, the closing price of our common stock as reported on the OTC Bulletin Board was $0.28. At March 8, 2002, we had approximately 402 record shareholders; however, we believe that we have in excess of 937 beneficial owners of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other information set forth in this report.

     Management's discussion and analysis contains various forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimates" or "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

OVERVIEW

     We are an Internet-based healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster(R) software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. We phased out the systems integration segment of our business during 2001. Virtually all of our personnel are involved in the development and marketing of TrialMaster.

THE YEAR ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED DECEMBER 31,
2000

RESULTS OF OPERATIONS

REVENUES
--------

     Revenues for the year ended December 31, 2001 were $170,522 compared to $70,976 for the same period in 2000. The increase can be attributed to increased success we experienced in marketing TrialMaster. In particular, we found the markets increasingly receptive to utilizing EDC services during the second half of 2001. Our revenues during the second half of 2001 were $113,443 or approximately 66% of the annual total. This is consistent with our expectation that the market will increasingly begin adopting EDC services more rapidly as early adopters bring increasing credibility to the market. Revenues associated with our Internet based clinical trial products were approximately $147,325 and $17,825 for 2001 and 2000 respectively. Systems integration revenues in 2000 were approximately $53,151 compared to $23,197 in 2001. We expect systems integration revenues in 2002 to diminish from the results achieved in 2001.

     Our TrialMaster product is currently being sold as an application service provider ("ASP") that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

     TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of patients participating in the trial and the number of data points being collected per patient. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from four months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

COST OF GOODS SOLD
------------------

Cost of goods sold increased to $194,108 in 2001 compared to $52,492. The expenses incurred in 2000 related to our systems integration business and these expenses diminished in 2001 to $15,735 as we continued phasing out that line of our business. Cost of goods sold now relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold will continue to exceed recognized revenues for the short-term based on the fact that we expense salaries as incurred and are compelled to record our revenues over the expected length of the contracts that we are servicing. As we build the number of clinical trials either in development or in production that trend will reverse.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production.

OTHER EXPENSES
--------------

     SALARIES, BENEFITS AND RELATED TAXES

     Salaries and related expenses are our biggest expense at 47% of total Other Expenses for 2001. Salaries and related expenses totaled $1,829,385 in 2001 compared to $2,895,108 in 2000. We increased personnel in 2000 in anticipation of marketing both TrialMaster and WebIPA. The increase encompassed additional computer programmers, and increased sales and marketing personnel. We have reduced our sales and marketing personnel primarily through the closure of our European office based on our decision to focus on building our clinical trial clientele domestically in the US. In addition, we were able to reduce our research and development personnel through the consolidation of our Tampa, Florida and Miami, Florida offices. We currently employ approximately 20 employees out of our Davie, Florida corporate office. We expect to increase headcount within our technology and sales and marketing based functions in concert with anticipated increases in TrialMaster clients during fiscal 2002.

     RENT

     Rent expense was $185,040 for fiscal 2001 compared with $242,471 for fiscal

2000. The decrease is attributable to $36,989 paid as a lease settlement in 2000 and approximately $29,117 in rent expense for our office in Amsterdam incurred in fiscal 2000 which did not recur in 2001 due to the closure of the Amsterdam office in connection with the bankruptcy filing of our European subsidiary, OmniTrial B.V, offset by approximately $4,279 paid in additional rent in 2001 pursuant to standard lease cost of living adjustments and rent expense of $4,396 recorded in association with stock warrants issued to our former landlord in Miami in connection with the early termination of our lease.

     CONSULTING EXPENSES

     We recorded $20,860 in consulting expenses during 2001. That amount is comprised of approximately $37,735 in marketing related fees and $21,125 in product development costs offset by the reversal of $38,000 in medical advisory fees that had been accrued at the beginning of the year that were subsequently reversed. We do not generally utilize the services of consultants for product development services and the expenses recorded during 2001 related to costs incurred in connection with the 1998 acquisition of Education Navigator. We eliminated cash payments to members of our Medical Advisory Board during 2000 and do not anticipate incurring expenses in the future relating to the Medical Advisory Board other than in the nature of expense reimbursements. We incurred marketing and sales related expenses during 2001 that are attributable to a campaign aimed at increasing the breadth of companies with which we are actively engaging in sales conversations. We believe our campaign was successful and anticipate utilizing these services again during 2002.

     LEGAL AND PROFESSIONAL FEES

     Legal and professional fees totaled $215,001 in 2001 compared with $963,279 during fiscal 2000. Key components of this amount include $90,000 paid to our former placement agent for financial advisory services, $59,012 to our accountants for audit and tax related services, $31,877 in legal expenses related to various matters and $33,915 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

     TRAVEL

     We incurred $66,205 in travel expenses during fiscal 2001 compared to $374,558 during 2000. The marked decrease is a result of several factors including the closing of our European operations during 2000 which eliminated international

PREFERRED STOCK DIVIDENDS
--------------------------

travel, and during 2001 we diminished travel as a result of the on-going working capital difficulties that we had been experiencing. We expect travel to increase on an as needed basis as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying sales.

     TELEPHONE AND INTERNET

     Telephone and Internet related costs were reduced by $100,840 due to decreased telephone and Internet access costs associated with the closing of our offices in Amsterdam, the Netherlands and Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. In addition, there were credits due which were not recognized during the first nine months of 2000 totaling approximately $37,200 for excess charges by our long distance and network access provider. We do not anticipate to an increase in access charges during fiscal 2002 based on our own existing communications infrastructure and our projected 2002 clinical trial workload.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SGA")were reduced to $98,206 during 2001. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the effective operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity.

     NON-RECURRING CHARGES

     Non-recurring charges totaled $9,127 and $413,131 in 2001 and 2000 respectively, primarily associated with the following events:

          IMPAIRMENT OF EQUITY INVESTMENT

     On March 20, 2000 we entered into a stock purchase agreement under which we agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company ("EMN"). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN's stock equity was $838,500 to be paid partly in cash and stock. We made payments totaling $335,000 in cash during 2000 and defaulted on the payments due subsequent to March 20, 2000. We have established a valuation allowance of $335,000 against the investment in EMN to reflect the uncertainty of the fair market value of the investment as of December 31, 2001 and 2000.

          LOSS ON SUBSIDIARY BANKRUPTCY

     On August 30, 2000, the board of directors of OmniTrial B.V. issued a
                                                             ===
written consent to apply for bankruptcy, which was instituted in The Netherlands on or about September 4, 2000. In connection with the bankruptcy filing we recorded charges totaling $78,131 to reflect the write-down of OmniTrial's assets.

          ASSET IMPAIRMENT CHARGES

     During January 2001 we issued 90,000 shares of common stock to our Chairman and Chief Technology Officer in reimbursement of shares that he had pledged as collateral for a bridge loan entered into by us in 2000. We recorded the 90,000
                                             ==
shares at fair market value which totaled $75,000. In August 2001 we satisfied the bridge loan through the issuance of an additional 53,768 shares to the note holder. We recorded an asset impairment charge of $9,127 to reflect the decrease in market value of the shares originally issued as collateral to the note holder.

INTEREST EXPENSE
----------------

     Interest expense increased to $918,834 during 2001 versus $248,286 in fiscal 2000. During 2001 we entered into a private placement of 12% Convertible Notes that created $167,777 in interest expense in 2001. In addition, we recorded interest expense of $508,835 in connection with a "beneficial conversion feature" that was deemed to exist when the conversion price of some of the 12% Notes was issued at a discount to the prevailing market price of our stock. This expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

     During 2001 we issued 220,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $124,826 as interest expense. We also recorded $71,414 in interest expense payable to note-holders in connection with these bridge loans.

     In September 2001 we issued 8,000,000 warrants to investors in a private placement of our Series B Convertible Preferred Stock. The warrants were valued at $3,383,168 utilizing the Black-Scholes model. The net proceeds received in the Series B Convertible Preferred Stock offering were allocated to the Series B Preferred Stock and we recognized a deemed dividend on preferred stock of $3,383,168 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of December 31, 2001. Dividends on our Series A Preferred Stock totaled $204,742 in 2001 compared to $208,137 for the comparable period in 2000. There were arrearages of $51,279 in Series B Preferred Stock dividends at December 31, 2001 and we therefore deducted $51,279 from Net Income/(Loss) Attributable to Common Stock Holders.

LIQUIDITY AND CAPITAL RESOURCES

     We changed our primary focus to providing Internet based database applications to the clinical trial industry in mid-1998. At that time we began phasing out our systems integration business segment and we effectively completed that transition during the first half of 2001. Since we made TrialMaster and its related components our primary business we have experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

     Cash and cash equivalents increased by $51,868 to $142,826 at December
31, 2001. This was the result of cash provided by financing activities of $2.96 million offset by cash used in operating activities of approximately $3.1 million and $82 thousand in investing activities. The significant components of the activity include a loss from operations of approximately $3.9 million, the purchase of property and equipment of approximately $82 thousand, offset by non-cash expenses associated with the issuance of our securities of $521 thousand and approximately $2.96 million we raised through the sale of debt and equity securities.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

At December 31, 2000 we had outstanding notes payable totaling $612,500 to non-related parties and $660,000 to related parties. Approximately $250,000 of the non-related party notes and $510,000 of the related party notes were converted into a private placement of 12% convertible notes during the first quarter of 2001. During the year we repaid $332,500 plus accrued interest of non-related party notes using our common stock. We also repaid $30,000 in non-related party notes in cash.

During the year we received proceeds of approximately $532,571 in the form of short-term bridge loans. These loans and $150,000 in bridge loans made during 2000 were still outstanding in August 2001 when we entered into a private placement of our 8% Series B Convertible Preferred Stock. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. We have classified $341,285 of these notes payable as current notes payable and an equal amount as long-term notes payable

The Company is currently in default on interest payments owed totaling $22,560 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $184,236 was in default effective March 3, 2002.

     Because of the losses experienced in 1999, 2000 and 2001 we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. The capital markets since mid-2000 have provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. In addition, when available capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets coupled with the losses experienced caused working capital shortfalls. To compensate for our working capital needs we have used a combination of equity financing and short-term bridge loans. Other than our current capital, and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

     During 2001 we completed two private placements of our securities. We completed a private placement of 12% Convertible Notes during the first half of 2001 that raised $1,615,000 in gross proceeds. In September 2001 we completed a private placement of our 8% Series B Preferred Stock that resulted in $2,000,000 in gross proceeds.
     Our primary capital requirements are for daily operations and for the continued development and marketing of the TrialMaster system. Our management believes that our current available working capital, anticipated and subsequent sales of stock and or debt financing will be sufficient to meet our projected expenditures for a period of at least 12 months from December 31, 2001. Our capital requirements, will need to be funded through debt and equity financing, of which there can be no assurance that such financing will be available or, if available, that it will be on terms favorable to us.

ITEM 7.     FINANCIAL STATEMENTS

     Our financial statements are contained in pages F- 1  through F- 29 as
                                                       ===           ===
follows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his or her successor is elected and qualified. Our bylaws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.

     Person                  Age              Position
     ------                  ---              --------
     Dr. David Ginsberg      54          Chief Executive Officer, President
                                         and Director
     Randall G. Smith        44          Chairman and Chief Technology
                                         Officer
     Ronald T. Linares       39          Chief Financial Officer

     Mike Chirichella        48          Vice President of Sales
     Cornelis F. Wit         55          Director
     Guus van Kesteren       61          Director
     Harold Blue             40          Director

     Dr. David Ginsberg. Dr. Ginsberg has been our Chief Executive Officer, President and a member of our board of directors since August 2000. Prior to joining OmniComm, Dr. Ginsberg served as Vice President of Field Operations for Wyeth-Ayerst from 1998 to 2000. Dr. Ginsberg served as Executive Director of Investigator and Site Services of Covance, Inc. from 1997 to 1998, and he served as President of Concorde Clinical Research from 1994 to 1997. Dr. Ginsberg received a B.A. from Temple University and a Doctorate in Osteopathic Medicine from the Philadelphia College of Osteopathic Medicine.

     Randall G. Smith. Mr. Smith has been an executive officer and member of our board of directors since 1997, serving as President and Chief Technology Officer from May 1997 until August 2000 and thereafter as our Chief Technology Officer. From December 1995 to May 1997, Mr. Smith was Director of Operations for Global Communications Group. Mr. Smith received a B.S. from Purdue University.

     Ronald T. Linares. Mr. Linares has served as our Chief Financial Officer since April 2000. Prior to joining OmniComm, from 1996 until 1999, he was Chief Financial Officer of First Performance Corp., a financial consulting firm, and from 1992 to 1996, Mr. Linares served in various senior financial positions within the Kenny Rogers Roasters Company including Chief Financial Officer of Foodquest, Inc. from 1994 to 1996. Mr. Linares received a B.S. from the University of Florida and a Masters in Public Accountancy from Barry University.

     Mike Chirichella. Mr. Chirichella has served as our Vice President of Sales since 2000, and served as our Vice President of Operations from 1999 to 2000. From 1996 to 1999, Mr. Chirichella served as Manager of Information Systems for Office Depot. Mr. Chirichella received a B.S. from St. John's University.

     Cornelis F. Wit. Mr. Wit has been a member of our board of directors since November 1999 and was interim CEO from June to July 2000 before Dr. Ginsberg joined us. Mr. Wit was the President of Corporate Finance at Noesis Capital Corp, Boca Raton, Florida from 1994 until September 2000 and currently provides consulting services to Noesis. Prior to 1994, Mr Wit was the CEO for DMV, USA, the American subsidiary for Campina Melkunie, a Dutch multi-billion dollar food and pharmaceutical ingredient company, and he also served as Vice President

International Operations for Duphar, a pharmaceutical company in Holland. Mr. Wit received a B.A. from Nijenrode, a business university in Holland.

     Guus van Kesteren. Mr. van Kesteren has been a member of our board of directors since November 1999. Since 1996, Mr. van Kesteren has been an advisor to Noesis Capital Corp. Prior thereto, he was employed from 1972 until 1996 by Johnson & Johnson in various capacities, holding the position of Vice President International from 1985 until 1996 with responsibility for the Australasian subsidiaries. Mr. van Kesteren received a B.A. degree from Nijenrode, a business university located in Holland.

     Harold Blue. Mr. Blue has been a member of our board of directors since September 2001. Since February 2001, Mr. Blue has been employed by and is a member of the Board of Directors of Commonwealth Associates, L.P., the Placement Agent in our current private placement Since its founding in 1993, Mr. Blue has been a member of the Board of Directors of Proxymed, Inc., a healthcare information systems company, and has served in various capacities at that company including Chairman, CEO and Vice-Chairman. Mr. Blue served as a director of iMALL from 1997 to 1999 when it was acquired by Excite@home. Mr. Blue is currently a member of the board of directors of MonsterDaata, Inc., Healthwatch, Inc., eB2B Inc. and Notify Technology Corporation.

COMMITTEES OF OUR BOARD OF DIRECTORS

     Our board of directors has established a Compensation Committee and an Audit Committee. The Compensation Committee administers our stock option plan and makes recommendations to the board of directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Messrs. Wit, van Kesteren and Blue. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. The members of the Audit Committee are Messrs. Wit, van Kesteren and Blue.

MEDICAL ADVISORY BOARD

     We have formed a Medical Advisory Board whose purpose is to advise and consult with us on the development, implementation and marketing of the TrialMaster application. Currently, there is one member on our Medical Advisory Board; however, we are seeking to expand its membership as we identify additional individuals who can advise us in complimentary areas.

     Dr. Gervasio Lamas Dr. Lamas brings to us a wealth of practical and academic experience in the design and execution of clinical trials, and many years of experience and contacts in the pharmaceutical industry, medical device industry and federal government. Dr. Lamas is a graduate of Harvard University
(1974), and the NYU School of Medicine (1978). Dr. Lamas completed his medical and cardiology training at Harvard Medical School and Brigham and Women's Hospital in Boston, Massachusetts, where he was on the faculty until 1993. He has authored or co-authored over 100 publications and reports in numerous research areas in the cardiovascular field, with a particular focus on the treatment of patients with coronary disease and disorders of heart rhythm. His research has led to first author publications in medical journals such as the New England Journal of Medicine and Circulation. At present, Dr. Lamas serves as Principal Investigator, Study Chairman, Co-Chairman, or National Leader in many ongoing national and international multi-center trials in the fields of coronary disease, congestive heart failure, cardiac pacing and preventive cardiology. In these roles, he coordinates the activities of a network of over 200 clinical centers worldwide.

EXPANSION OF OUR BOARD OF DIRECTORS

     In connection with our private placement of Series B Convertible
Preferred Stock in August and September 2001, in which Commonwealth Associates, L.P. acted as placement agent, we granted Commonwealth Associates, L.P. and the investors the right to designate one director pursuant to which Mr. Blue was appointed to our board of directors. Our officers, directors and certain of our principal stockholders have delivered an irrevocable proxy to Commonwealth Associates, L.P. agreeing that until the later of August 31, 2006 or such time as less than 25% of certain currently issued and outstanding securities are then issued and outstanding such individuals will continue to vote for Commonwealth Associates, L.P.'s designee a member of our board of directors.

     We also agreed that all committees of our board of directors would include a proportionate number of directors designated by Commonwealth Associates, L.P.. Finally, Commonwealth Associates, L.P. is also entitled to appoint an observer to attend all meetings of our board of directors, and we agreed to maintain directors and officers liability insurance in the amount of at least $3,000,000.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2001, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2001, other than Mr. Harold Blue who inadvertently failed to timely file his Form 3, which form has subsequently been filed.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                         Annual Compensation                          Awards        Payouts
                                                                                           Securities
Name                                                                Other                  Under-            All other
And                                                                 Annual     Restricted  Lying     LTIP    Compen-
Principal                                                           Compen-    Stock       Options   Payout  sation
Position                 Year                Salary        Bonus    sation($)  Awards($)   SARs (#)  ($)     ($)
                         ----                ------        -----    ---------  ---------   --------  ------  ---

David Ginsberg, D.O.,    2001                $312,813      $12,500  $ -0-      $ -0-       750,000   $ -0-   $-0-
President CEO/Director   2000                $134,255/(1)/ $  -0-   $ -0-      $ -0-       240,000   $ -0-   $16,759/(2)/

Randall Smith            2001                $138,506      $  -0-   $ -0-      $ -0-       270,000   $ -0-   $   300/(3)/
Chairman, Chief          2000                $119,831      $  -0-   $ -0-      $ -0-       336,539   $ -0-   $ 6,800/(3)/
Technology Officer       1999                $ 84,278      $  -0-   $6,205     $ -0-       732,107   $ -0-   $ 4,000/(3)/

Ronald T. Linares,
Chief Financial Officer  2001                $119,044/(4)/ $  -0-   $-0-       $ -0-       300,000   $ -0-   $   700/(3/)

/(1)/  Dr. Ginsberg joined our company on August 1, 2000.
/(2)/  Consists of reimbursements for moving expenses and temporary housing during calendar 2000.
/(3)/  Consist of car allowance payments.
/(4)/  Mr. Linares joined our company on April 17, 2000.

STOCK OPTION INFORMATION

          The following table sets forth certain information with respect to stock options granted in fiscal 2001 to the Named Executive Officers.

                  Option Grants in Year Ended December 31, 2001

                                INDIVIDUAL GRANTS
                                -----------------

                      No. Of Securities  % of Total Options
                      Underlying         Granted to Employees  Exercise    Expiration
Name                  Options Granted       In Fiscal Year        Price          Date
----                                     --------------------  ----------  ----------
David Ginsberg, D.O.       500,000           23.9%             $0.43           9/1/08
                           100,000            4.8%             $0.50           3/9/08
                           100,000            4.8%             $0.75         12/31/08
                            40,000            1.9%             $0.83           1/1/06
                             5,000            0.2%             $0.33           5/1/06
                             5,000            0.2%             $0.50           3/1/06

Randall G. Smith           210,000           10.1%             $0.43           9/1/08
                            50,000            2.4%             $0.45          7/20/06
                             5,000            0.2%             $0.33           5/1/06
                             5,000            0.2%             $0.50           3/1/06

Ronald T. Linares          210,000           10.1%             $0.43           9/1/08
                            40,000            1.9%             $0.32          4/23/07
                            40,000            1.9%             $0.44          7/20/06
                             5,000            0.2%             $0.33           5/1/06
                             5,000            0.2%             $0.50           3/1/06

           Aggregate Option Exercises in Year Ended December 31, 2001
                           and Year-End Option Values

                                               NO. OF SECURITIES
                                            UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                       SHARES                     OPTIONS AT          IN-THE-MONEY OPTIONS AT
                      ACQUIRED                  December 31, 2001       DECEMBER 31, 2001/(1)/
                                                -----------------       ----------------------
                        ON       VALUE
NAME                  EXERCISE  REALIZED  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                  --------  --------  -----------  -------------  -----------  --------------
David Ginsberg, D.O.    -0-      $-0-     656,667      333,333        $  1,556              $-0-
Randall G. Smith        -0-      $-0-     466,539      140,000        $  1,556              $-0-
Ronald T. Linares       -0-      $-0-     204,666      208,334        $13,628               $-0-

EMPLOYMENT AGREEMENTS

     In September 2001, we entered into a three year employment agreement with Dr. David Ginsberg to serve as our Chief Executive Officer and President. Dr. Ginsberg receives an annual salary of $200,000 payable in cash and/or stock plus a minimum guaranteed bonus of $12,500 quarterly. As part of the agreement, Dr. Ginsberg received options to purchase an aggregate of 500,000 shares of common stock, with 166,667 being exercisable every year for a period of three years at $.43 per share. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Dr. Ginsberg's employment upon 30 days notice of a material breach and Dr. Ginsberg may terminate the agreement under the same terms and conditions. If Dr. Ginsberg is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Dr. Ginsberg leaves the company voluntarily or a six month non-compete clause following his termination by us.

     In September 2001, we entered into a three year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, we pay him an annual base salary of $150,000 to be paid in the form of cash and/or stock and he is eligible to receive a bonus based upon achieving technology related milestones. Mr. Smith was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The three year options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause following the termination of the agreement.

     In September 2001, we entered into a three year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $125,000 to be paid in the form of cash and/or stock and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The three year options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause following the termination of the agreement.

STOCK OPTION PLAN

     Our 1998 Stock Incentive Plan (the "1998 Plan") was adopted in January 1998, and was amended in July 2001 by our board of directors to increase the number of shares available amended the 1998 Plan. At March 8, 2002 we have outstanding options to purchase an aggregate of 3,801,540 shares of our common stock at exercise prices ranging from $0.25 to $5.50 outstanding under the 1998 Plan.

     The purpose of the 1998 Plan is to provide a means through which we can attract able persons to enter and remain in our employ, and to provide a means whereby those key persons upon whom the responsibilities of our successful administration and management rest, and whose present and potential contributions to our welfare are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to our welfare and promoting an identity of interest between stockholders and these key persons.

     A further purpose of the 1998 Plan is to provide such key persons with additional incentive and reward opportunities designed to enhance our profitable growth. So that the appropriate incentive can be provided, the 1998 Plan provides for granting incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock unit awards and performance share units, or any combination of the foregoing.

     We believe that the 1998 Plan encourages the participants to contribute materially to our growth and will align the economic interests of the participants with those of our stockholders.

General

     We have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted under the 1998 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 1998 Plan expire or are terminated for any reason without being exercised, or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 1998 Plan.

Administration of the 1998 Plan

     The Compensation Committee of our board of directors administers and interprets the 1998 Plan. The Compensation Committee has the sole authority to designate participants, grant awards and determine the terms of all grants, subject to the terms of the 1998 Plan. The Compensation Committee has the full authority to interpret the 1998 Plan and to make rules, regulations, agreements and instruments for implementing the 1998 Plan.

Eligibility

     Grants may be made to any of our employees and to any non-employee member of the board of directors. Key advisors who perform services for us or any of our subsidiaries are eligible if they render bona fide services, not as part of the offer or sale of securities in a capital-raising transaction.

Options

     Incentive stock options may be granted to employees, directors and key advisors. Non-qualified stock options may be granted to employees, key advisors and non-employee directors. The exercise price of common stock underlying an option is determined by the Compensation Committee at the time the option is granted, and may be equal to, greater than, or less than the fair market value of such stock on the date the option is granted; provided, that the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date the incentive stock option is granted, and the exercise price of an incentive stock option granted to an employee who owns more than 10% of our common stock, or who is an officer or director, cannot be less than 110% of the fair market value. Unless the applicable option agreement provides otherwise, a participant can exercise an option award after the option has fully vested, by paying the applicable exercise price in cash, or, with the approval of the Compensation Committee, by delivering shares of common stock owned by the grantee and having a fair market value on the date of exercise equal to the exercise price of the grants, or by such other method as the Compensation Committee approves, including payment through a broker in accordance with procedures permitted by Regulation T of the Federal Reserve Board.

     Options vest according to the terms and conditions determined by the Compensation Committee and specified in the grant instrument. The Compensation Committee determines the term of each option up to a maximum of 10 years from the date of grant except that the term of an incentive stock option granted to an employee who owns more than 10% of our common stock, or who is an officer or director, may not exceed five years from the date of grant. The Compensation Committee may accelerate the exercisability of any or all outstanding options at any time for any reason.

Restricted Stock

     The Compensation Committee determines the number of restricted shares granted to a participant, subject to the maximum plan limit described above. Grants of restricted shares will be conditioned on such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as the Compensation Committee may determine in its sole discretion. The restrictions will remain in force during a restriction period set by the Compensation Committee. If the grantee is no longer employed by us during the restriction period or if any other conditions are not met, the restricted shares grant will terminate as to all shares covered by the grant for which the restrictions are still applicable, and those shares must be immediately returned to us.

Stock Appreciation Rights

     The Compensation Committee can grant stock appreciation rights (SARs) to any participant, subject to the maximum plan limit described above. At any time, the Compensation Committee may grant an SAR award, either separately or in connection with any option; provided, that if an SAR is granted in connection with an incentive stock option, it must be granted at the same time that the underlying option is granted. The Compensation Committee will determine the base amount of the SAR at the time that it is granted and will establish any applicable vesting provisions, transfer restrictions or other restrictions as it may determine is appropriate in its sole discretion. When a participant exercises an SAR, he or she will receive the amount by which the value of the stock has appreciated since the SAR was granted, which may be payable to the participant in cash, shares, or a combination of cash and shares, as determined by the Compensation Committee.

Performance Share Awards

     The Compensation Committee can grant performance share awards to any employee or key advisor. A performance share award represents the right to receive an amount based on the value of our common stock, but may be payable only if certain performance goals that are established by the Compensation Committee are met. If the Compensation Committee determines that the applicable performance goals have been met, a performance share award will be payable to the participant in cash, shares or a combination of cash and shares, as determined by the Compensation Committee.

Amendment and Termination of the 1998 Plan

     Our board of directors can at any time terminate the 1998 Plan. With the express written consent of an individual participant, the board may cancel or reduce or otherwise alter the outstanding awards thereunder if, in its judgment, the tax, accounting, or other effects of the 1998 Plan or potential payouts thereunder would not be in our best interest. The board may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1998 Plan in whole or in part, provided, however, that without further stockholder approval the board shall not:

     - Increase the maximum number of shares of our common stock which may be issued on exercise of awards under the 1998 Plan;

     -    Change the maximum option price;

     -    Extend the maximum option term;

     -    Extend the termination date of the 1998 Plan; or

     -    Change the class of persons eligible to receive awards under the Plan.

Adjustment Provisions

     In the event that certain reorganizations of our company or similar transactions or events occur, the maximum number of shares of stock available for grant, the maximum number of shares that any participant in the 1998 Plan may be granted, the number of shares covered by outstanding grants, the kind of shares issued under the 1998 Plan and the price per share or the applicable market value of such grants shall be adjusted by the committee to reflect changes to our common stock as a result of such occurrence to prevent the dilution or enlargement of rights of any individual under the 1998 Plan.

Change of Control and Reorganization

     Upon a change of control, as defined in the 1998 Plan, the Compensation Committee may:

     . determine that the outstanding grants, whether in the form of options and stock appreciation rights, shall immediately vest and become exercisable;

     . determine that the restrictions and conditions on all outstanding restricted stock or performance share awards shall immediately lapse;

     . require that grantees surrender their outstanding options and stock appreciation rights in exchange for payment by us, in cash or common stock, in an amount equal to the amount by which the then fair market value of the shares of our common stock subject to the grantee's unexercised options or stock appreciation rights exceeds the exercise price of those options; and/or

     . after giving grantees an opportunity to exercise their outstanding options and stock appreciation rights, terminate any or all unexercised options and stock appreciation rights.

     Upon a reorganization, as defined in the 1998 Plan, where we are not the surviving entity or where we survive only as a subsidiary of another entity, unless the Compensation Committee determines otherwise, all outstanding option or SAR grants shall be assumed by or replaced with comparable options or rights by the surviving corporation. In addition, the Compensation Committee may require that grantees surrender their outstanding options in exchange for payment by us, in cash or common stock, at an amount equal to the amount by which the then fair market value of the shares of common stock subject to the grantee's unexercised options exceeds the exercise price of those options and/or after accelerating all vesting and giving grantees an opportunity to exercise their outstanding options or SARs, terminate any or all unexercised options and SARs.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 12, 2002, there were an aggregate of:

          .    8,323,697 shares of our common stock,

          . 4,215,224 shares of our Series A Convertible Preferred Stock, and

          .    200,000 shares of our Series B Convertible Preferred Stock issued and outstanding. These securities comprise our outstanding voting securities ("Voting Securities"). The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of both our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of our common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for each of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock on March 18, 2002, these holders would be entitled to 10,810,149 votes at a meeting of our stockholders, and our common stockholders would be entitled to 8,323,697 votes, for an aggregate of 19,133,846 votes for all our currently outstanding Voting Securities.

     The following table sets forth, as of March 12, 2002 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

     . each person who is the beneficial owner of more than 5% of the outstanding shares of our Voting Securities, aggregate all three classes together;
     .    each director;
     .    each executive officer; and
     .    all executive officers and directors as a group.

     Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 12, 2002 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 12, 2002 have been exercised or converted.

     The following table, however, gives no effect to the exercise of any outstanding options or warrants unless specifically set forth therein. We believe that all persons named in the table have sole voting and investment power with respect to all shares of Voting Securities beneficially owned by them. Unless otherwise noted, the address for each person is 2555 Davie Road, Suite 110-B, Davie, Florida 33317.

Name of                           No. of Shares              Percentage of
Beneficial Owner                  Beneficially Owned  Voting Securities
----------------                  ------------------  ------------------

Dr. David Ginsberg /(1)//(12)/          1,592,423            7.89%
Randall G. Smith /(2)//(12)/            1,435,085            7.31%
Ronald T. Linares /(3)//(12)/             258,690            1.33%
Cornelis F. Wit /(4)//(12)/               349,899            1.80%
Guus van Kesteren /(5)//(12)/             525,001            2.67%
Harold Blue /(6)//(12)/                   125,600                *
ComVest Venture
 Partners LLP /(7)//(12)/               6,000,000           27.11%
Noesis N.V. /(8)//(12)/                 5,949,028           26.31%
Shea Venture, LLC /(9)//(12)/           2,000,000            9.93%
Robert Priddy /(10)//(12)/              2,000,000            9.93%
All officers and directors
as a group (six persons)/(11)//(12)/    4,286,698           19.59%

*     represents less than 1%

/(1)/ Includes 656,667 shares of our common stock issuable upon the exercise of currently exercisable stock options, 400,000 shares of our common stock issuable upon conversion of the our Series B Convertible Stock, and 400,000 shares of our common stock issuable upon conversion of warrants.

/(2)/ Includes 466,539 shares of our common stock issuable upon the exercise of currently exercisable stock options, and 20,000 shares of our common stock issuable upon conversion of stock warrants.

/(3)/ Includes 245,333 shares of our common stock issuable upon the exercise of currently exercisable stock options.

/(4)/ Includes 210,000 shares of our common stock issuable upon the exercise of currently exercisable stock options and 120,000 shares of our common stock issuable upon conversion of outstanding promissory notes.

/(5)/ Includes 210,000 shares of our common stock issuable upon the exercise of currently exercisable stock options, 70,700 shares of our common stock issuable upon the exercise of currently exercisable stock warrants and 220,000 shares of our common stock issuable upon conversion of the outstanding promissory notes.

/(6)/ Includes 62,800 shares of our common stock issuable upon conversion of our Series B

      Convertible Preferred Stock and 62,800 shares of our common stock issuable upon conversion of stock warrants underlying the portion of the Agent's Option transferred to Mr. Blue following the private placement of the Series B Convertible Preferred Stock.

/(7)/ Includes 3,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 3,000,000 shares of our common stock issuable upon the conversion of outstanding warrants. ComVest Venture Partners, LLP is an affiliate of Commonwealth Associates, L.P., which acted as placement agent for us in a private offering. The information presented for ComVest Venture Partners, LLP, however, does not include any holdings of Commonwealth Associates, L.P. or its affiliates. ComVest Venture Partners, LLP's address is 830 Third Avenue, Fourth Floor, New York, NY 10022.

/(8)/ Includes 1,600,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock, 3,479,197 shares of our common stock issuable upon the conversion of outstanding warrants and 333,333 shares of our common stock issuable upon conversion of outstanding promissory notes. Noesis, N.V.'s address is Landhuis Joonchi, Kava Richard
      J. Beauion z/n, Curacao, Netherland Antilles.

/(9)/ Includes 1,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 1,000,000 shares of our common stock issuable upon the exercise of outstanding warrants. Shea Venture, LLC's address is 655 Brea Canyon Road, Walnut, CA 91789.

/(10)/Includes 1,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 1,000,000 shares of our common stock issuable upon the conversion of outstanding warrants. Mr. Priddy's address is 3435 Kingsboro Road, Apartment 1601, Atlanta, GA 30326.

/(11)/Includes footnotes (1) through (6) above.

/(12)/These stockholders have agreed not to convert or exercise such securities until such time as we have amended our charter documents to authorize at least 150 million shares of common stock.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Cornelis F. Wit, a member of our board of directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which were closed between June 1999 and January 2001. Guus van Kesteren, a member of our Board of directors, is a consultant for Noesis Capital Corp.

     In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our board of directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the fiscal years ended December 31, 1999, 2000 and 2001, no compensation has been earned by either Mr. van Kesteren or Mr. Wit under this agreement.

     From time to time we have borrowed funds from Mr. van Kesteren, including:

     - between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our common stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002. These notes are now due and payable.

     - between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003.

     - in June 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

     In conjunction with these various loans, we have granted Mr. van Kesteren options to purchase an aggregate of 70,700 shares of our common stock at exercise prices ranging from $.30 to $2.25 per share.

     On August 17, 2000, we borrowed $100,000 from Noesis N.V., our stockholder.

One of our directors, Mr. Wit, at that time, was President of Corporate Finance of Noesis Capital Corp., an affiliate of Noesis N.V., and remains a consultant to the firm. The promissory note bore interest rate at a of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our common stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002. This note is now due and payable.

     In January 2001, we entered into a three-year agreement with Noesis Capital Corp. providing for a finder's fee in the event that, as a result of introductions by Noesis Capital Corp., we merge with another company or purchase more than 25% of the securities or assets of another company or sell more than 25% of our securities or assets to another company. The fee equals 3% of the total consideration paid in any such transaction if such consideration is paid in cash, or 5% of the total consideration paid in any such transaction if such consideration is other than cash.

     In January 2002, Noesis, N.V. lent us $90,000 under a promissory note bearing interest at 5% per annum.

     We granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to us by Mr. van Kesteren in July 2001, in the amount of $100,000. In January 2001 we issued Mr. Smith 90,000 shares of our common stock in reimbursement of shares that he had pledged as collateral for a loan to us. The shares originally pledged were used as partial payment by us for the loan..

                                  PART IV

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits
     --------

EXHIBIT NO.    DESCRIPTION
----------     -----------

     2.1       Agreement and Plan of Reorganization dated July 22, 1998 /(1)/

     2.2       Amendment to Agreement and Plan of Reorganization /(2)/

     2.3       Plan of Merger /(3)/

     2.4       Agreement and Plan of Acquisition of WebIPA dated January 26,
               2000 /(4)/

     3.1       Certificate of Incorporation /(5)/

     3.2 Certificate of Designation - 5% Series A Convertible Preferred Stock /(6)/

     3.3       Certificate of Increase - 5% Series A Convertible Preferred
               Stock /(7)/

     3.4 Certificate of Designation - 8% Series B Convertible Preferred Stock /(8)/

     3.5       Amendment to Certificate of Incorporation /(9)/

     3.6       Bylaws /(10)/

     10.1 Employment Agreement and Stock Option Agreement between OmniComm and Randall G. Smith /(11)/

     10.2 Employment Agreement and Stock Option Agreement between OmniComm and David Ginsberg, D.O. /(12)/

     10.3 Employment Agreement and Stock Option Agreement between OmniComm and Ronald T. Linares /(13)/

     10.4      1998 Stock Incentive Plan /(14)/

     10.5      Medical Advisory Board Agreement /(15)/
     10.6      Standard Agreement - Proprietary Protection /(16)/

     23.1 Consent of Greenberg & Company, LLC, Registrants Independent Auditors /(17)/

------------------------

   /(1)/ Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

   /(2)/ Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.

   /(3)/ Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

   /(4)/ Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.

   /(5)/ Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

   /(6)/ Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

   /(7)/ Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

   /(8)/ Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

   /(9)/ Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

   /(10)/ Incorporated by reference to Exhibit 3(b) filed with our Registration
          Statement on Form SB-2 dated February 6, 1997.

   /(11)/ Incorporated by reference to Exhibit 10(a)(i) filed with our amended
          Registration Statement on Form SB-2 dated September 17, 2001.

   /(12)/ Incorporated by reference to Exhibit 10(a)(ii) filed with our amended
          Registration Statement on Form SB-2 dated September 17, 2001.

   /(13)/ Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

   /(14)/ Incorporated by reference to Exhibit 10(c) filed with our amended
          Registration Statement on Form 10-SB dated July 27, 1999.

   /(15)/ Incorporated by reference to Exhibit 10(e) filed with our amended
          Registration Statement on Form 10-SB dated July 27, 1999.
   /(16)/ Incorporated by reference to Exhibit 10(f) filed with our amended
          Registration Statement on Form 10-SB dated August 25, 1999.

   /(17)/ Incorporated by reference to Exhibit 23 filed with our  Registration
          Statement on Form SB-2 dated December 27, 2001.

     (b)  Reports on Form 8-K
          -------------------

          None.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OMNICOMM SYSTEMS, INC.

                                By:  /s/David Ginsberg, D.O.
                                   ---------------------------
                                     David Ginsberg, Chief Executive Officer

                                By:  /s/Ronald T. Linares
                                     ------------------
                                     Ronald T. Linares, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                   Date
---------                 -----                   ----

/s/ David Ginsberg        Chief Executive Officer,          March 21, 2002
------------------        President and Director
David Ginsberg

/s/ Randall G. Smith      Chairman, Chief                   March 21, 2002
--------------------      Technology Officer
Randall G. Smith

/s/ Ronald T. Linares     Chief Financial Officer           March 21, 2002
---------------------
Ronald T. Linares

/s/ Cornelis F. Wit       Director                          March 21, 2002
-------------------
Cornelis F. Wit

/s/ Guus van Kesteren     Director                          March 21, 2002
---------------------
Guus van Kesteren

/s/ Harold Blue           Director                          March 21, 2002
---------------
Harold Blue

                             OMNICOMM SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                                 2001            2000
                                                             ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                      $    142,826    $     90,958
   Accounts receivable                                             65,705           9,927
   Prepaid expenses                                                 2,095             -0-
                                                             ------------    ------------
   Total current assets                                           210,626         100,885

PROPERTY AND EQUIPMENT, net                                       421,512         486,481

OTHER ASSETS
   Intangible assets, net                                          48,452          53,071
   Goodwill, net                                                      -0-          79,277
   Other assets                                                     5,500          25,160
                                                             ------------    ------------

TOTAL ASSETS                                                 $    686,090    $    744,874
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $  1,026,919    $  1,079,506
   Notes payable - current                                        242,963         612,500
   Notes payable related party- current                            98,322         660,000
   Deferred revenue                                                83,085          26,861
                                                             ------------    ------------
   Total current liabilities                                    1,451,289       2,378,867

CONVERTIBLE DEBT                                                2,065,000         462,500
NOTES PAYABLE, net of current portion                             242,963             -0-
NOTES PAYABLE RELATED PARTY, net of current portion                98,322             -0-
                                                             ------------    ------------
TOTAL LIABILITIES                                               3,857,574       2,841,367
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Undesignated preferred stock - $.001 par value                     -0-             -0-
   4,800,000 shares authorized, no shares issued
   and outstanding

   8% Series B convertible preferred stock, - $.001                   200             -0-
   par value. 200,000 shares authorized, 200,000 and
   0 issued and outstanding, respectively; liquidation
   preference $2,000,000 and $-0-, respectively

   5% Series A convertible preferred stock - $0.001                 4,215           4,260
   par value, 5,000,000 shares authorized; 4,215,224
   and 4,260,224 issued and outstanding, respectively;
   liquidation preference $4,215,224 and $4,260,224,
   respectively

   Common stock - 20,000,000 shares authorized,                     8,944           7,975
   8,323,697 and 7,353,697 issued and outstanding,
   after deducting 620,951 shares of treasury stock,
   respectively, at $.001 par value
   Additional paid in capital - preferred                       5,519,282       3,852,919
   Additional paid in capital -  common                         8,613,635       3,767,675
   Less cost of treasury stock, cost method,                     (293,912)       (293,912)
   620,951 and 620,951 - shares, respectively
   Accumulated deficit                                        (16,932,609)     (9,434,270)
   Deferred compensation                                          (90,099)            -0-
   Subscriptions receivable                                        (1,140)         (1,140)
                                                             ------------    ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           (3,171,484)     (2,096,493)
                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)         $    686,090    $    744,874
                                                             ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

                              OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 31, 2001

                                                                                           Preferred Stock
                                                                                           ---------------
                                                                   5% Series A Convertible             8% Series B Convertible
                                                                   -----------------------             -----------------------
                                    Common Stock       Additional         Additional                          Additional
                                    ------------       ----------         ----------                          ----------
                                      Number   $   0.001  Paid In    Number   $   0.001  Paid In    Number   $   0.001  Paid In
                                      ------   ---------  -------    ------   ---------  -------    ------   ---------  -------
                                    of Shares  Par Value  Capital  of Shares  Par Value  Capital  of Shares  Par Value  Capital
                                    ---------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------

                                                                                                        Total
                                                                                                        -----
                                                                                                    Shareholders'
                                                                                                    -------------
                        Accumulated          Deferred        Subscription       Treasury                Equity
                        -----------          --------        ------------       --------                ------
                          Deficit          Compensation       Receivable         Stock                (Deficit)
                          -------          ------------       ----------         -----                ---------

                              OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 31, 2001

                                                                                           Preferred Stock
                                                                                           ---------------
                                                                   5% Series A Convertible             8% Series B Convertible
                                                                   -----------------------             -----------------------
                                    Common Stock       Additional         Additional                          Additional
                                    ------------       ----------         ----------                          ----------
                                      Number   $   0.001  Paid In    Number   $   0.001  Paid In    Number   $   0.001  Paid In
                                      ------   ---------  -------    ------   ---------  -------    ------   ---------  -------
                                    of Shares  Par Value  Capital  of Shares  Par Value  Capital  of Shares  Par Value  Capital
                                    ---------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------
Balances at
December 31, 1999                   3,344,066    $3,344  $238,007  4,117,500 $    4,118  $ 3,868,726    -0-   $   -0-  $    -0-

Issuance of common
stock for services                     40,000        40    89,960

Issuance of common
stock                                 284,166       284

Exercise of stock
options                             1,025,895     1,026   297,024

Purchase of treasury
stock in connection
with stock
appreciation rights                   (20,951)

Payment of
subscription
receivable

Acquisition of
WebIPA, Inc.                        1,200,000     1,200     4,433

Common stock
reacquired in the
acquisition of WebIPA                (600,000)

Issuance of
preferred stock                                                      146,000        146      145,854

Issuance costs                                                                              (206,750)

Conversion of conv.
notes payable, net of
issuance costs of $33,287             320,000       320   366,393

Exercise of stock
options                                20,000        20    15,980

Exercise of stock
warrants                              481,834       482   963,186

Exercise of stock
warrants                              187,954       188         -

Conversion of
preferred stock to
common stock                           66,667        67    99,933   (100,000)      (100)     (99,900)

Conversion of notes
payable to common
stock                                  91,608        92   206,026

                                                                                                        Total
                                                                                                        -----
                                                                                                    Shareholders'
                                                                                                    -------------
                        Accumulated          Deferred        Subscription       Treasury                Equity
                        -----------          --------        ------------       --------                ------
                          Deficit          Compensation       Receivable         Stock                (Deficit)
                          -------          ------------       ----------         -----                ---------
Balances at
December 31, 1999      $(2,652,644)         $       -0-      $  (850,952)       $    -0-              $   610,598

Issuance of common
stock for services                                                                                         90,000

Issuance of common
stock                                                                                                         284

Exercise of stock
options                                                                                                   298,050

Purchase of treasury
stock in connection
with stock
appreciation rights                                                             (293,312)                (293,312)

Payment of
subscription
receivable                                                       850,000                                  850,000

Acquisition of
WebIPA, Inc.                                                                                                5,633

Common stock
reacquired in the
acquisition of WebIPA                                                               (600)                    (600)

Issuance of
preferred stock                                                                                            146,000

Issuance costs                                                                                            (206,750)

Conversion of conv.
notes payable, net of
issuance costs of $33,28                                                                                   366,713

Exercise of stock
options                                                                                                     16,000

Exercise of stock
warrants                                                                                                   963,668

Exercise of stock
warrants                                                            (188)                                       -0-

Conversion of
preferred stock to
common stock                                                                                                    -0-

Conversion of notes                                                                                             -0-
payable to common
stock                                                                                                      206,118

                              OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 31, 2001

                                                                                           Preferred Stock
                                                                                           ---------------
                                                                   5% Series A Convertible             8% Series B Convertible
                                                                   -----------------------             -----------------------
                                    Common Stock       Additional         Additional                          Additional
                                    ------------       ----------         ----------                          ----------
                                      Number   $   0.001  Paid In    Number   $   0.001  Paid In    Number   $   0.001  Paid In
                                      ------   ---------  -------    ------   ---------  -------    ------   ---------  -------
                                    of Shares  Par Value  Capital  of Shares  Par Value  Capital  of Shares  Par Value  Capital
                                    ---------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------
Issuance of common
stock for services                  70,990          71   188,784

Issuance of common
stock, net of issuance
costs of $66,833                   668,334         668   600,833

Issuance of preferred
stock for services                                                   126,781     127      190,045

Conversion of notes
payable to preferred                                                  66,667      67       99,933
stock

Conversion of
preferred stock to
common stock                        96,724          97   144,989     (96,724)    (97)    (144,989)

Issuance of common
stock for services                  76,340          76    45,552

Interest expense on
detachable stock
warrants                                                 157,093

Financial advisory
compensation on
stock warrants issued                                    349,482

Net (loss) for the
year ended
December 31, 2000

Dividends on Series A
preferred stock

Balances at
December 31, 2000                7,353,627       7,975  3,767,675  4,260,224    4,260    3,852,919          -          -      -
                              ------------   --------- ----------  ---------  -------  -----------  ---------  ---------  -----

Issuance of shares                  90,000          90     74,910

Conversion of preferred
stock to common stock               30,000          30     44,970    (45,000)     (45)     (44,955)

Conversion of convertible
notes payable to
common stock, net of
issuance costs of $2,890            10,000          10      9,600

Exercise of stock options           20,000          20     15,980

Stock issued in lieu of pay
and for trade payables             170,451         170    118,051

Conversion of notes
payable to common stock            636,494         636    313,157

                                                                                                        Total
                                                                                                        -----
                                                                                                    Shareholders'
                                                                                                    -------------
                        Accumulated          Deferred        Subscription       Treasury                Equity
                        -----------          --------        ------------       --------                ------
                          Deficit          Compensation       Receivable         Stock                (Deficit)
                          -------          ------------       ----------         -----                ---------
Issuance of common
stock for services                                                                                    188,855

Issuance of common
stock, net of issuance
costs of $66,833                                                                                      601,501

Issuance of preferred
stock for services                                                                                    190,172

Conversion of notes
payable to preferred
stock                                                                                                 100,000

Conversion of
preferred stock to
common stock                                                                                               -0-

Issuance of common
stock for services                                                                                     45,628

Interest expense on
detachable stock
warrants                                                                                              157,093

Financial advisory
compensation on
stock warrants issued                                                                                 349,482

Net (loss) for the
year ended
December 31, 2000        (6,573,489)                                                               (6,573,489)

Dividends on Series A
preferred stock            (208,137)                                                                 (208,137)

Balances at
December 31, 2000-       (9,434,270)           -             (1,140)            (293,912)          (2,096,493)
                      -------------   ----------    ---------------    -----------------  -------------------

Issuance of shares                                                                                     75,000

Conversion of preferred
stock to common stock                                                                                      -0-

Conversion of convertible
notes payable to
common stock, net of
issuance costs of $2,890                                                                                9,610

Exercise of stock options                                                                              16,000

Stock issued in lieu of pay
and for trade payables                                                                                118,221

Conversion of notes
payable to common stock                                                                               313,793

                              OMNICOMM SYSTEMS, INC.
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD JANUARY 1, 2000 TO DECEMBER 31, 2001

                                                                                           Preferred Stock
                                                                                           ---------------
                                                                   5% Series A Convertible             8% Series B Convertible
                                                                   -----------------------             -----------------------
                                    Common Stock       Additional         Additional                          Additional
                                    ------------       ----------         ----------                          ----------
                                      Number   $   0.001  Paid In    Number   $   0.001  Paid In    Number   $   0.001  Paid In
                                      ------   ---------  -------    ------   ---------  -------    ------   ---------  -------
                                    of Shares  Par Value  Capital  of Shares  Par Value  Capital  of Shares  Par Value  Capital
                                    ---------  ---------  -------  ---------  ---------  -------  ---------  ---------  -------
Issuance of common stock            13,125       13        4,187

Issuance of Series B
preferred stock, net of
issuance costs of $288,482                                                                             200,000      200   1,711,318

Deferred compensation
on stock warrant issued                                   95,689

Amortization of
deferred compensation

Interest expense on
detachable stock
warrants                                                 124,827

Interest expense
from beneficial
conversion feature
on 12% Conv. Notes                                       508,835

Rent expense on
stock warrants issued
lieu of payment                                            4,396

Debt acquistion costs
on stock warrants                                              -
issued to placement
agent for 12%
convertible notes                                        148,190

Net loss for the year
ended
December 31, 2001

Dividends on preferred
stock including
$3,383,168 in
deemed dividends                          -        -   3,383,168          -        -               -         -         -          -
                             --------------  ------- -----------  ---------  -------  --------------  --------  -------- ----------
Balances at
December 31, 2001                 8,323,697  $ 8,944 $ 8,613,635  4,215,224  $ 4,215     $ 3,807,964   200,000   $   200 $1,711,318
                             ==============  ======= ===========  =========  =======  ==============  ========  ======== ==========

                                                                                                        Total
                                                                                                        -----
                                                                                                    Shareholders'
                                                                                                    -------------
                        Accumulated          Deferred        Subscription       Treasury                Equity
                        -----------          --------        ------------       --------                ------
                          Deficit          Compensation       Receivable         Stock                (Deficit)
                          -------          ------------       ----------         -----                ---------

Issuance of common stock                                                                                      4,200

Issuance of Series B
preferred stock, net of
issuance costs of $288,482                                                                                1,711,518

Deferred compensation
on stock warrant issued                        (95,689)

Amortization of
deferred compensation                            5,590                                                        5,590

Interest expense on
detachable stock
warrants                                                                                                    124,827

Interest expense
from beneficial
conversion feature
on 12% Conv. Notes                                                                                          508,835

Rent expense on
stock warrants issued
lieu of payment                                                                                               4,396

Debt acquistion costs
on stock warrants
issued to placement
agent for 12%
convertible notes                                                                                           148,190

Net loss for the year
ended
December 31, 2001             (3,909,587)                                                                (3,909,587)

Dividends on preferred
stock including
$3,383,168 in
deemed dividends              (3,588,752)            -               -                    -                (205,584)
                           -------------  ------------     -----------      ---------------     -------------------
Balances at
December 31, 2001          $ (16,932,609)   $  (90,099)      $  (1,140)         $  (293,912)          $  (3,171,484)
                           =============  ============     ===========      ===============     ===================

The accompanying notes are an integral part of these financial statements.

                             OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the years ended
                                                           December 31,
                                                         2001         2000
                                                      -----------  -----------
REVENUES -- SALES, Net                                $   170,522  $    70,976

COST OF SALES                                             194,108       52,492
                                                      -----------  -----------
GROSS MARGIN                                              (23,586)      18,484

OTHER EXPENSES
   Salaries, employee benefits and related expenses     1,829,385    2,895,108
   Rent                                                   185,040      242,471
   Consulting - marketing and sales                       (38,000)     107,600
   Consulting - medical advisory                           37,734       93,033
   Consulting - product development                        21,125       69,365
   Legal and professional fees                            215,001      963,279
   Travel                                                  66,205      374,558
   Telephone and internet                                  97,018      197,858
   Selling, general and administrative                     98,206      617,006
   Asset impairment                                         9,127          -0-
   Impairment of equity investment                            -0-      335,000
   Loss on subsidiary bankruptcy                              -0-       78,131
   Interest expense, net                                  918,834      248,286
   Depreciation and amortization                          446,326      370,278
                                                      -----------  -----------

TOTAL OTHER EXPENSE                                     3,886,001    6,591,973
                                                      -----------  -----------

INCOME (LOSS) BEFORE TAXES                             (3,909,587)  (6,573,489)

INCOME TAX EXPENSE (BENEFIT)                                  -0-          -0-
                                                      -----------  -----------

NET INCOME (LOSS)                                      (3,909,587)  (6,573,489)

PREFERRED STOCK DIVIDENDS, including deemed            (3,640,009)    (208,137)
dividends of $3,383,168 during 2001                            --           --

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON              $(7,549,596) $(6,781,626)
STOCKHOLDERS                                          ============ ============

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE         $     (0.95) $     (1.16)
                                                      ===========  ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING -- BASIC AND DILUTED                        7,960,069    5,859,593
                                                      ===========  ===========

See accompanying summary of accounting policies and notes to financial statements

                             OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the years ended
                                                              December 31,
                                                           2001         2000
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $(3,909,587) $(6,573,489)
   Adjustment to reconcile net income to net cash
   provided by (used in)
   operating activities:
   Impairment of equity investment                             -0-      335,000
   Loss on subsidiary bankruptcy                               -0-       78,131
   Asset impairment                                          9,127          -0-
   Depreciation and amortization                           446,326      370,278
   Common stock issued for services                        118,221      324,482
   Preferred stock issued for services                         -0-      190,172
   Accrued placement agent fee                                 -0-      (66,833)
   Interest expense from beneficial conversion             508,835          -0-
   feature on 12% convertible note
   Warrants issued in early lease termination                4,396          -0-
   Amortization of deferred compensation                     5,590          -0-
   Professional fee expense from detachable warrants           -0-      349,482
   Interest expense on detachable warrants                 124,827      157,093
   Change in assets and liabilities:
   Accounts receivable                                     (55,778)      (1,468)
   Inventory                                                   -0-       10,166
   Prepaid expenses                                         (2,095)         -0-
   Intangible assets                                       (49,080)         -0-
   Shareholder loans                                           -0-        3,406
   Other assets                                              5,500        1,800
   Accounts payable and accrued expenses                   (85,145)     586,889
   Sales tax payable                                           -0-       (1,818)
   Deferred revenue                                         56,224       26,861
                                                       -----------  -----------
Net cash provided by (used in) operating activities     (2,822,639)  (4,209,848)

CASH FLOWS FROM INVESTING ACTIVITIES
   Equity investment in EMN                                    -0-     (335,000)
   Purchase of WebIPA                                          -0-        5,033
   Purchase of property and equipment                      (81,911)    (333,765)
                                                       -----------  -----------
Net cash provided by (used in) operating activities        (81,911)    (663,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes, net of issuance       794,900          -0-
costs
Payments on notes payable                                  (60,000)     (45,000)
Proceeds from notes payable                                490,000    1,440,000
Issuance of 5% Series A convertible preferred stock,           -0-      789,250
net of issuance
costs
Issuance of 8% Series B convertible preferred stock,     1,711,318          -0-
net of issuance
costs
Issuance of common stock, net of issuance costs              4,200      668,618
Proceeds from stock warrant exercise                           -0-      963,668
Proceeds from stock option exercise                         16,000       20,739
                                                       -----------  -----------
Net cash provided by (used in) financing activities      2,956,418    3,837,275
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents        51,868   (1,036,305)
Cash and cash equivalents at beginning of period            90,958    1,127,263
                                                       -----------  -----------
Cash and cash equivalents at end of period                $142,826      $90,958
                                                       ===========  ===========

                             OMNICOMM SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                     For the years ended
                                                                        December 31,
                                                                      2001         2000
                                                                      ----         ----
  Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:

  Income tax paid                                                    $    -0-     $    -0-
                                                                     ========     ========
  Interest paid                                                      $ 50,363     $ 65,827
                                                                     ========     ========

  Non-cash Transactions
  Conversion of convertible notes payable into shares                $ 12,500     $400,000
  of common stock
  Common stock issued in exchange for notes payable                  $349,666     $206,118
  and accrued interest
  Preferred stock issued in exchange for notes payable and accrued   $    -0-     $206,118
  interest
  Common stock issued for services and in lieu of pay                $148,221     $100,000
  Convertible notes payable issued in exchange for accrued expenses  $ 60,000     $    -0-
  Conversion of notes payable into 12% convertible notes             $760,000     $    -0-
  Shares issued as collateral for a note payable                     $ 75,000     $    -0-
  Conversion of Series A preferred stock into shares of common stock $ 45,000     $245,086

Additional Non-Cash Investing and Financing Transactions;

Acquisition of all of the outstanding common stock of WebIPA, Inc. on February 6, 2000.
         Assets acquired, fair value      $ 5,033
         Cash acquired                      5,033
                                          -------
         Net cash paid for acquisition    $   -0-
                                          =======

The Company amended and restated $640,000 in promissory notes on August 31, 2001 in connection with a private placement of the Company's 8% Series B Preferred Stock. In addition, the Company included $42,571 in accrued interest due on the promissory notes in the principal amount of the amended and restated notes payable. The aggregate amounts due on the amended and restated notes payable is $682,571.

During the year ended December 31, 2000, 1,018,604 incentive stock options were exercised utilizing stock appreciation rights. The net proceeds to the Company would have been $293,312. The Company recorded a treasury stock transaction in the amount of $293,912 to account for the stock appreciation rights.

    See accompanying summary of accounting policies and notes to financial statements

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

NOTE 1:     ORGANIZATION AND NATURE OF OPERATIONS
            -------------------------------------

            OmniComm Systems, Inc. is an Internet-based healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster(R) software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            ------------------------------------------

            BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
            -----------------------------------------------------

            The Company's accounts include those of its two wholly owned subsidiaries, OmniCommerce and OmniTrial B.V and have been prepared in conformity with (i) generally accepted accounting principles; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

            ESTIMATES IN FINANCIAL STATEMENTS
            ---------------------------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

            RECLASSIFICATIONS
            -----------------

            Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

            SEGMENT INFORMATION
            -------------------

            The Company operates in one reportable segment.

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

            MAJOR CUSTOMERS
            ---------------

            During the year ended December 31, 2001 CV Therapeutics accounted for approximately 44% and Optima Worldwide, Ltd. ("Optima") accounted for approximately 16% of the Company's revenues. During the year ended December 31, 2000 Optima accounted for approximately 33% of the Company's revenues.

            CONCENTRATION OF CREDIT RISK
            ----------------------------

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            Account receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables.

            PROPERTY AND EQUIPMENT
            ----------------------

            Property and equipment are recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset's estimated useful life, which is 5 years for leasehold improvements, equipment and furniture and 3 years for software. Gains or losses on disposal are charged to operations.

            INTANGIBLE AND OTHER ASSETS
            ---------------------------

            Intangible assets are amortized over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicated the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. As of December 31, 2001, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

            DEFERRED REVENUE
            ----------------

            Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $83,085 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

            REVENUE RECOGNITION POLICY
            --------------------------

            OmniComm's revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from 4 months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized several ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes.

            The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements (SAB 101)". SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $83,085 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            ADVERTISING
            -----------

            Advertising costs are expenses as incurred. Advertising costs were $10,293 and $127,175 for the years ended December 31, 2001 and 2000, respectively.

            RESEARCH AND DEVELOPMENT EXPENSES
            ---------------------------------

            Software development costs incurred prior to achieving technological feasibility are charged to research and development expense when incurred. Research and development expense was approximately $377,829 in 2001 and $454,311 in 2000.

            STOCK OPTIONS
            -------------

            The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 16 for pro forma information on the impact of the fair-value method of accounting for stock options.

            STOCK BASED COMPENSATION
            ------------------------

            Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". For disclosure purposes, pro forma net loss and loss per common share are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", as if the fair value method had been applied.

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

            Basic earnings per share were calculated using the weighted average number of shares outstanding of 7,960,069 and 5,859,593 for the years ended December 31, 2001 and 2000; respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,584,039 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at December 31, 2001. Stock warrants to purchase 11,595,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at December 31, 2001. The Company granted a Unit Purchase Option ("Agent Option") to the Placement Agent of its 8% Series B Convertible Preferred Stock that provide the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company's convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

            INCOME TAXES
            ------------

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

            Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

            IMPACT OF NEW ACCOUNTING STANDARDS
            ----------------------------------

            In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). They also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long Lived Assets" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in August and October 2001, respectively.

            SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combination's", and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies" of purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

            SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company expects that SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 142 on January 1, 2002. .

            SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2002.

            SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

NOTE 3:     RESTATEMENT
            -----------

            Management determined that warrants issued during 2000 by the Company should have been valued in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock Compensation" ("SFAS 123"). SFAS 123 requires businesses to value stock based compensation utilizing a fair value approach. Upon review, management determined that the

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            Black-Scholes option pricing model should have been used to estimate the respective fair value of warrants that had been issued in connection with certain bridge loans the Company entered into in 2000 and as additional compensation with advisors.

            As a result, the financial statements of OmniComm Systems as of December 31, 2000 and for the year then ended have been restated to reflect the utilization of the Black-Scholes pricing model where applicable. The effect of the restatement was to increase additional paid in capital by $506,575 and increase accumulated deficit by $506,575 resulting in no change to the total stockholders' equity as of December 31, 2000; and to increase the net loss attributable to common stockholders by $506,575, a non-cash charge, for the year ended December 31, 2000.

            A summary of the effects of the restatement is as follows;

            -------------------------------------------------------------------
            At December 31, 2000        As Previously Reported      As
            ====================        ======================      ==
                                                                    Restated
                                                                    ========
            -------------------------------------------------------------------
            Series A preferred stock                     4,260            4,260
            -------------------------------------------------------------------
            Common stock                                 7,975            7,975
            -------------------------------------------------------------------
            Additional paid in capital               7,114,019        7,620,594
            -------------------------------------------------------------------
            Accumulated deficit                     (8,927,695)      (9,434,270)
            -------------------------------------------------------------------
            Treasury stock                            (293,912)        (293,912)
            -------------------------------------------------------------------
            Subscriptions receivable                    (1,140)          (1,140)
                                                       =======          =======
            -------------------------------------------------------------------

-------------------------------------------------------------------------------
Stockholders' equity                               $(2,096,493)     $(2,096,493)
                                                  ============     ============
-------------------------------------------------------------------------------


-------------------------------------------------------------------------------
For the year ended December 31, 2000    As Previously Reported   As Restated
====================================    ======================   ===========
Legal and professional fees                            613,797         963,279
-------------------------------------------------------------------------------
Interest expense                                        91,193         248,286
-------------------------------------------------------------------------------
Net loss                                           (6,066,914)     (6,573,489)
-------------------------------------------------------------------------------
Net loss attributable to common stockholders       (6,275,051)     (6,781,626)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Basic and diluted net loss per common share            $(1.07)         $(1.16)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

NOTE 4:     OPERATIONS AND LIQUIDITY
            ------------------------

            The Company has incurred substantial losses in 1999, 2000 and 2001. Until such time that the Company's products and services can be successfully marketed the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt. The inability of the Company to continue its operations as a going concern would impact the recoverability and classification of recorded asset amounts.

            The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2001, there is doubt about the Company's ability to continue as a going concern.

            Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that financing will be available in amounts or on terms

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
            acceptable to us, if at all.

NOTE 5:     INTANGIBLE ASSETS AND GOODWILL
            ------------------------------

            Included in Intangible Assets are the following assets:

                                       December 31, 2001
                                                           Accumulated
                               Cost                        Amortization
                               ----                        ------------
Covenant not to compete           $120,000                             $120,000
Software development                87,500                               87,500
costs
Organization costs                     539                                  539
Debt acquisition costs             301,888                              253,436
                                  --------                             --------
                                  $509,927                             $461,475
                                  ========                             ========

                                       December 31, 2000
                                                           Accumulated
                               Cost                        Amortization
                               ----                        ------------
Covenant not to compete           $120,000                             $120,000
Software development                87,500                               72,917
costs
Organization costs                     539                                  539
Debt acquisition costs             119,625                               81,137
                                  --------                             --------
                                  $327,664                             $274,593
                                  ========                             ========

            The covenant not to compete and the software development costs were acquired as a result of the acquisition of Education Navigator, Inc. (EdNav) on June 26, 1998. The covenant was for a two-year period and was being amortized ratably over that time. The software development costs were capitalized and were amortized ratably over a three-year period, as that was the expected life of the various products. Amortization expense was $14,583 for software development costs for the year ended December 31, 2001.

            During the year ended December 31, 2001, the Company issued Convertible Notes with gross proceeds totaling $1,615,000. The Company recorded total debt acquisition fees of $218,440 of which $70,250 were to be paid in cash and $148,190 were deemed additional compensation derived from 323,000 stock warrants issued to the placement agent as additional compensation. The debt acquisition costs are being amortized ratably over the term of the notes. Amortization expense of the debt acquisition costs totaled $181,659 for the year ended December 31, 2001, and approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $12,500 (original cost) of the convertible notes into common stock of the Company.

            Included in Goodwill, as a result of the EdNav acquisition at December 31, 2001 and December 31, 2000 is the cost of $475,665 and accumulated amortization of $475,665 and $396,388 respectively. The goodwill was amortized ratably over a period of three years. Goodwill amortization totaled $79,277 for the year ended December 31, 2001.

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
NOTE 6:     PROPERTY AND EQUIPMENT, AT COST
            -------------------------------

     Property and equipment consists of the following:

                        December 31, 2001                 December 31, 2000
                                  Accumulated                       Accumulated        Estimated
                      Cost        Depreciation         Cost         Depreciation         Useful
                      ----        ------------         ----         ------------         ------
                                                                                          Lives
                                                                                          -----
Computer and       $420,298         $169,408         $387,862        $ 88,812
office
equipment                                                                                5 years
Leasehold             3,299              732            1,699             201
improvements                                                                             5 years
Computer            260,287          117,349          212,412          60,067
software                                                                                 3 years
Office furniture     42,350           17,231           42,350           8,762            5 years
                  ---------        ---------        ---------       ---------
                   $726,234         $304,720         $644,323        $157,842
                  =========        =========        =========       =========

            Depreciation expense for the years ended December 31, 2001 and 2000 was $146,879 and $128,454 respectively. Included in depreciation expense for 2000 is approximately $3,059 related to assets from the Company's European subsidiary. As described in Note 17, that subsidiary has filed for bankruptcy protection under the laws of the Netherlands and accordingly those assets have been excluded from the Company's balance sheet as of December 31, 2001 and 2000 since the recoverability of any of those assets is considered unlikely.

NOTE 7:     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
            -------------------------------------
            Accounts payable and accrued expenses consists of the following at December 31, 2001 and 2000:
                                           2001                        2000
                                           ----                        -----
Accounts payable                         $  155,531                  $  412,571
Accrued payroll and related costs            41,818                      52,218
Other accrued expenses                       77,083                     211,631
Accrued interest                            212,089                      67,430
Accrued dividends                           412,879                     208,137
Accrued expenses of OmniTrial BV            127,519                     127,519
                                         ----------                  ----------
   Total accounts payable and accrued
     expenses                            $1,026,919                  $1,079,506
                                         ==========                  ==========

            Other accrued expenses consist primarily of placement agent fees due on private placements of our debt and equity securities that occurred during 2000 and 2001.

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

NOTE 8:     EARNINGS PER SHARE
            ------------------

            Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 28,149,616 have been omitted from the calculation of dilutive EPS for the fiscal year ended December 31, 2001. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

                       Year Ended December 31, 2001                Year Ended December 31, 2000
                       ----------------------------                -----------------------------
                    Income        Shares       Per-Share       Income        Shares        Per-
                                                                                          Share
                   Numerator     Denominat      Amount        Numerator    Denominator    Amount
                   ---------     ---------      ------        ---------    -----------    ------
                                    or
                                    --
Basic EPS        $(7,549,596)    7,960,069      $(0.95)     $(6,781,626)      5,859,593    $(1.16)
Effect of
Dilutive
Securities
None.                -0-            -0-         -0-              -0-            -0-           -0-
                 -----------     ---------      ------      -----------       ---------    ------
Diluted EPS      $(7,549,596)    7,960,069      $(0.95)     $(6,781,626)      5,859,593    $(1.16)


NOTE 9:     ACQUISITIONS
            ------------

            WebIPA, Inc.
            ------------

            On February 9, 2000, the Company acquired WebIPA, Inc., a Florida corporation, pursuant to an Agreement and Plan of Acquisition dated January 26, 2000. In consideration of receiving all of the issued and outstanding shares of WebIPA Inc., OmniComm issued 1,200,000 restricted shares of common stock to the shareholders of WebIPA Inc.

            The Company accounted for its acquisition of WebIPA using the purchase method of accounting. At the time of the transaction WebIPA was a development stage Company with approximately $5,033 in assets and no recorded liabilities.

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
NOTE 10:    EQUITY INVESTMENTS
            ------------------

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

            On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of December 31, 2001 and 2000.

NOTE 11:    NOTES PAYBLE
            ------------

            EDUCATION NAVIGATOR
            -------------------

            The Company satisfied the note payable to the selling shareholders of Education Navigator on August 24, 2001 for 356,688 shares of common stock which included remuneration for accrued interest and amounts payable under non-compete agreements. The principal amount due on August 24, 2001 was $127,500.

            SHORT-TERM BORROWINGS
            ---------------------

            At December 31, 2001 the Company owed $0 under short-term notes payable. The Company made payments totaling $10,000 during the quarter ended December 31, 2001 in satisfaction of a note payable with an original principal amount of $30,000.

            LONG-TERM BORROWINGS
            --------------------

            At December 31, 2001, the Company owed $485,926 in long-term notes payable, of which $242,963 was classified as the current portion due of notes payable. These promissory notes were amended and restated on August 31, 2001, in connection with the private placement of the Company's 8% Series B Preferred Stock, with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

            RELATED PARTY NOTES PAYABLE
            ---------------------------

            At December 31, 2001, the Company owed $196,644 in related party notes payable. The promissory notes were amended and restated on August 31, 2001 with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of

                              OMNICOMM SYSTEMS, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
            any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

NOTE 12:    CONVERTIBLE NOTES
            ------------------

            During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of December 31, 2001 approximately $412,500 of the Convertible Notes had been converted into 330,000 shares of common stock of the Company.

            During the first six months of 2001, the Company issued 12% Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $218,440 associated with the offering of which $148,190 is attributable to warrants issued to the placement agent as additional compensation that were valued using the Black-Scholes method. The net proceeds to the Company were $1,484,750 with the cash compensation costs of $70,250 accrued at December 31, 2001, and $60,000 of accrued expenses due to the placement agent converted as part of the private placement of the 12% Convertible Notes Payable. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share. EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires Company's to record interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

NOTE 13:    COMMITMENTS AND CONTINGENCIES
            -----------------------------

            The Company currently leases office space under operating leases. The minimum future lease payments required under the Company's operating leases at December 31, 2001 are as follows:

              2002                  $66,900
              2003                   44,600
              2004                        0
              2005                        0
              2006                        0
                                  ---------
              Total                $111,500
                                  =========

            In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $185,040 and $242,471 for the years ended December 31, 2001 and 2000. The Company incurred rental expense of $36,000 in 2001 in connection with an office in Tampa that was closed during 2001. The Company recognized $4,396 in rent expense in connection with warrants issued to the landlord of its former corporate office in connection with the early termination of its lease. The warrants were valued and the expense was determined utilizing the Black-Scholes method.

            CONTINGENT LIABILITIES
            ----------------------

            On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000 that was made on or about July 5, 2001.

            In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleges we owe him more than $100,000 for back payment of salary according to the terms of his employment contract. We dispute Mr. Gordon's allegations and are vigorously defending this lawsuit. As part of its defense, the Company recently filed a counterclaim against Mr. Gordon and a counter-suit against his wife. This matter remains pending.

            On February 2, 2001, an advertising firm, Wray Ward Laseter filed a lawsuit in the Superior Court of North Carolina against the Company. The plaintiff alleged claims totaling approximately $84,160 against the Company for fees associated with advertising, marketing and public relations services provided between March and September 2000. On or about April 27, 2001, the Company and Wray Ward Laseter entered into a settlement agreement which provided that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a series of payments totaling $66,000. The Company made all required payments under the settlement agreement. Wray Ward Laseter filed and the Superior Court accepted on November 30, 2001 a Stipulation of Dismissal.

            On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleged the Company breached its contract and owed approximately $13,126 for back payment of services rendered plus interest and costs On September 25, 2001, the Company and Temp Art entered into a settlement agreement that provided that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a payment of $15,700. The Company made the required payment on September 25, 2001 and a Voluntary Dismissal was entered by the County Court on October 5, 2001.

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

            EMPLOYMENT AGREEMENTS
            ---------------------

            During 2001, the Company entered into three-year employment agreements with its President/Chief Executive Officer, Chairman/Chief Technology Officer and Chief Financial Officer with compensation for up to six months if terminated under certain conditions. Under separate stock option agreements entered into concurrently with their employment agreements, the President/Chief Executive Officer was granted incentive stock options to purchase 500,000 shares of common stock at $0.43 per share and the Chairman/Chief Technology Officer and Chief Financial Officer were granted incentive stock options to purchase 210,000 shares of common stock at $0.43 per share respectively.

            FINANCIAL ADVISORY AGREEMENT
            ----------------------------

            During 2001, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company.Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees.

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

NOTE 14:    RELATED PARTY TRANSACTIONS
            --------------------------

            Cornelis F. Wit, a member of our Board of Directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which were closed between June 1999 and January 2001. Guus van Kesteren, a member of our Board of Directors, is a consultant for Noesis Capital Corp.

            In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the fiscal years ended December 31, 2000 and 2001, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement.

            From time to time we have borrowed funds from Mr. van Kesteren, including:

       - between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002.

            between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003.

            in June 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the Units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

            In conjunction with these various loans, we have granted Mr. van Kesteren warrants to purchase an aggregate of 70,700 shares of our Common Stock at exercise prices ranging from $.30 to $2.25 per share.

            The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

            On August 17, 2000, we borrowed $100,000 from Noesis N.V., our stockholder. One of our directors, Mr. Wit, at that time, was President of Corporate Finance of Noesis Capital Corp., an affiliate of Noesis N.V., and remains a consultant to the firm. The promissory note bore interest rate at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002.

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

NOTE 15:    POST-RETIREMENT EMPLOYEE BENEFITS
            ---------------------------------
            The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 16:    STOCKHOLDERS' EQUITY (DEFICIT)
            ------------------------------

            The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as Series A Convertible Preferred Stock and 200,000 shares have been designated as Series B Convertible Preferred Stock.

            As of December 31, 2001 the Company had the following outstanding securities:

            .   8,323,697 shares of common stock issued and outstanding;
            .   11,595,428 warrants issued and outstanding to purchase shares of our common stock;
            .   4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and
            .   200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding

            COMMON STOCK
            ------------

            Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights and holders of a majority of our voting securities voting for the election of directors can elect all of the directors. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds.

            Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is outstanding. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

            PREFERRED STOCK
            ---------------

            Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. The rights, preferences, limitations and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and other matters. Our Board of Directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            5% SERIES A CONVERTIBLE PREFERRED STOCK
            ---------------------------------------

            In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock. The 5% Series A Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 19, 1999. Between June 1999 and January 2000 the Company issued 4,263,500 shares of the 5% Series A Convertible Preferred Stock with net proceeds of $4,018,843.

            The designations, rights and preferences of the Series A Convertible Preferred Stock include:

                .   the shares are not redeemable,

                . each share of Series A Convertible Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Convertible Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

                . the shares of Series A Convertible Preferred Stock currently pay a dividend at a rate of 5.00% per annum, payable semi-annually, on January 1 and July 1 of each year,

                . in the event of our liquidation or winding up, each share of Series A Convertible Preferred Stock carries a liquidation preference equal to $1.50 per share,

                . each share of Series A Convertible Preferred Stock has full voting rights, share for share, with the then outstanding common stock on the basis of one vote for each share of common stock issuable upon the conversion of the Series A Convertible Preferred Stock.

                . the holders of the Series A Convertible Preferred Stock were granted certain demand and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series A Convertible Preferred Stock into common stock of the Company.

                . the holders of the 5% Series A Convertible Preferred Stock are entitled to vote two of the five members of the Company's Board of Directors.

            There were $412,879 and $208,137 of accrued and unpaid dividends on the Series A Convertible Preferred Stock at December 31, 2001 and 2000, respectively.

            SERIES B CONVERTIBLE PREFERRED STOCK
            ------------------------------------

            In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock. The 8% Series B Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on August 31, 2001. During September 2001 the Company issued 200,000 shares of the 8% Series B Convertible Preferred Stock with net proceeds of $1,711,518.

            The designations, rights and preferences of the Series B Convertible Preferred Stock include:

                .   the stated value of each share is $10.00 per share,

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

                .   the shares are not redeemable,

                . each share of Series B Convertible Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Convertible Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock has been declared effective,

                . The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

                . the shares of Series B Convertible Preferred Stock pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock. Dividends are cumulative,

                . each share of Series B Convertible Preferred Stock will rank senior to our Series A Convertible Preferred Stock,

                . in the event of our liquidation or winding up, each share of Series B Convertible Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

                . the holders of the Series B Convertible Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Convertible Preferred Stock,

                . the holders of the Series B Convertible Preferred Stock were granted certain registration rights covering the shares of our common stock issuable upon the conversion of the Series B Convertible Preferred Stock,

                . the holders of the 8% Series B Convertible Preferred Stock are entitled to vote one of the five members of the Company's Board of Directors.

            There were arrearages of $51,270 and $-0- on the Series B Convertible Preferred Stock for undeclared dividends as of December 31, 2001 and 2000. The per share arrearage as of December 31, 2001 was $0.25.

            WARRANTS
            --------

            We have issued and outstanding warrants to purchase a total of 11,595,428 shares of our common stock, including:

                . warrants to purchase 623,167 shares of our Series A Preferred Stock at an exercise

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

                    price of $2.00 per share expiring December 2002 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

                . warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

                . warrants to purchase 1,736,665 shares of our Series A Preferred Stock at an exercise price of $2.00 per share expiring December 2002 which were issued by us to Noesis, N.V. as additional consideration paid for its services in a private placement of our securities from June 1999 to January 2001 in which Noesis, N.V. acted as placement agent.

                . warrants to purchase 1,235,596 shares of our common stock at exercise prices ranging from $.30 to $10.00 per share expiring through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

            PLACEMENT AGENT'S UNIT PURCHASE OPTION
            --------------------------------------

            Commonwealth Associates, L.P. acted as our placement agent in connection with the September 2001 private placement of units which included our 8% Series B Convertible Preferred Stock. We issued Commonwealth Associates a seven year option to purchase 2.7 units, each unit consisting of 10,000 shares of Series B Convertible Preferred Stock and warrants to purchase 400,000 shares of common stock, exercisable at $100,000 per unit, as additional compensation.

            ACCOUNTING FOR STOCK BASED COMPENSATION
            ---------------------------------------

            The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS No. 123") and as permitted under SFAS 123 applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations in accounting for stock-based compensation plans. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to pro forma amounts indicated below:

            (in thousands, except for per share data)         2001         2000
                                                              ----         ----
            Net loss available to common stockholders
                As reported                               $(7,550)     $(6,782)
                Pro forma                                 $(8,499)    $(12,619)
            Basic and diluted net loss per share
                As reported                                $(0.95)      $(1.16)
                Pro forma                                  $(1.07)      $(2.15)

            These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

            The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

                                                          2001          2000
                                                          ----          ----
            Risk-free interest rate                      5.00%         5.00%
            Expected years until exercise              6 Years       6 Years
            Expected stock volatility                  170.0 %        150.0%
            Dividend yield                                  0%            0%

            STOCK OPTION PLAN
            -----------------

            In 1998, the Company's Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the "1998 Plan"). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 3,000,000 shares of the Company's common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator.

            The Company's share option activity and related information is summarized below:

Year ended December 31,                          2001                      2000
                                   ----------------------------------------------------
                                                    Weighted                  Weighted
                                                     Average                   Average
                                                    Exercise                  Exercise
                                     Options         Price         Options      Price
                                     -------         -----         -------      -----
Outstanding at beginning
of period                            3,316,006           $2.28     3,562,916        $1.00
          Granted                    2,089,500           $0.48     1,851,994        $3.46
          Exercised                     20,000           $0.80     1,045,894        $0.30
          Cancelled                  1,801,467           $2.09     1,053,010        $1.97
                                     ---------           -----     ---------        -----

Outstanding at end of period         3,584,039           $1.33     3,316,006        $2.28
                                     =========           =====     =========        =====
Exercisable at end of period         2,636,372           $1.47     1,512,848        $2.19
                                     =========           =====     =========        =====

             The following table summarizes information about stock options outstanding at December 31, 2001:

                                         Outstanding                              Exercisable
----------------------------------------------------------------------------------------------

                                        Weighted
                                         Average
                                        Remaining    Weighted                      Weighted
                                         Years of     Average                       Average
Range of           Number of          Contractual    Exercise      Number of       Exercise
Exercise             Options                 Life       Price        Options          Price
-------              -------                 ----       -----        -------          -----
Prices
------
$0.25 - $0.47      1,606,501                 5.50       $0.41        834,333          $0.40
$0.50 - $0.83        940,333                 7.34       $0.58        764,333          $0.58
$1.00 - $2.50        791,205                 4.07       $1.73        791,206          $1.73
$2.61 - $5.50        246,000                 5.65       $4.96        246,000          $4.96

             OTHER STOCK BASED COMPENSATION
             ------------------------------

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
            During 2000, the Company issued an aggregate of 187,330 shares of common stock to employees and advisors with a fair market value as measured on the date of grant of $324,482 for services rendered under employment and consulting agreement. In addition, the Company issued 126,781 shares of preferred stock with a fair market value as measured on the date of grant of $190,172 to a financial advisor in accordance with a consulting agreement.

            During 2000, Company issued 245,064 common stock warrants to financial advisors in connection with the early termination of an advisory agreement. The Company valued the warrants using the Black-Scholes Option Pricing Model ("Black-Scholes Model") and recorded $349,482 in legal and professional fees.

            During 2000, the Company issued 135,000 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital. The Company valued the warrants utilizing the Black-Scholes Model and recorded $157,093 as interest expense.

            During 2001, the Company issued an aggregate of 170,451 shares of common stock to employees and advisors with a fair market value of $118,221 for services rendered under employment and consulting agreements.

            During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $5,590 in connection with the warrant grants.

            During 2001, the Company issued 10,000 warrants in connection with the early termination of the lease on its former corporate offices. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $4,396 in rent expense.

            In July 2001, the Company issued 323,000 warrants to Noesis Capital as additional compensation for acting as placement agent in the Company's private placement of its 12% Convertible Notes. The Company valued the warrants utilizing the Black-Scholes Model and recorded $148,190 in debt acquisition costs that are being amortized ratably over the life of Convertible Notes.

            In September 2001 the Company issued 8,000,000 warrants to investors in the Company's private placement of its Series B Convertible Preferred Stock. The warrants were valued at $3,383,168 utilizing the Black-Scholes Model. The net proceeds received in the Series B Convertible Preferred Stock offering were allocated to the Series B Preferred Stock and the Company recognized a deemed dividend on preferred stock, of $3,383,168 resulting in a charge to retained earnings and a credit to additional paid-in capital within the stockholders' equity of the Company as of December 31, 2001.

            During 2001 the Company issued 220,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. The Company valued the warrants utilizing the Black-Scholes method and recorded $124,826 as interest expense.

NOTE 17:    OMNITRIAL, B.V. BANKRUPTCY
            --------------------------

            On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)
            be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

NOTE 18:    INCOME TAXES
            ------------
            Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                 12/31/01            12/31/00
                                                 ========            ========
            Current tax expense (benefit):
               Income tax at statutory rates           $-0-               $-0-
            Deferred tax expense (benefit):
               Amortization of goodwill and        (59,396)           (70,640)
               covenant
               Operating loss carryforward      (1,121,779)        (2,212,340)
                                                -----------        -----------
                                                (1,181,175)        (2,282,980)
            Valuation allowance                   1,181,175          2,282,980
                                                -----------        -----------
            Total tax expense (benefit)                $-0-               $-0-
                                                      =====              =====

            The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                   12/31/01           12/31/00
                                                   ========           ========
            Deferred tax assets:
            Amortization of intangibles            $283,698           $224,302
            Operating loss carryforwards          4,257,868          3,136,089
                                                 ----------         ----------
               Gross deferred tax assets          4,541,566          3,360,391
               Valuation allowance              (4,541,566)        (3,360,391)
                                                 ----------         ----------
               Net deferred tax asset                  $-0-               $-0-
                                                 ==========         ==========

            The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $11,303,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2001.

NOTE 19:    SUBSEQUENT EVENTS
            -----------------

            The Company is currently in default on interest payments owed totaling $22,560 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

            The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $184,236 was in default effective March 3, 2002.

            Commonwealth Associates, L.P. acted as our placement agent in connection with the September 2001 private placement of units which included our 8% Series B Convertible Preferred Stock. We issued Commonwealth Associates a seven year option
            ("Placement Agent Option") to purchase 2.7 units, each unit consisting of 10,000 shares of Series B Convertible

                              OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (continued)

            Preferred Stock and warrants to purchase 400,000 shares of common stock, exercisable at $100,000 per unit, as additional compensation. At the time we issued the Placement Agent Option the company only had 200,000 shares of Series B Preferred Stock authorized. On February 7, 2002, the company filed a corrected Certificate of Designations, Powers, Preferences and Rights with the Delaware Secretary of State increasing the number of shares authorized for issuance as Series B Preferred Stock to 230,000.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

To the Shareholders and Board of Directors
OMNICOMM SYSTEMS, INC.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OMNICOMM SYSTEMS, INC. as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presented above present fairly, in all material respects, the consolidated financial position of OMNICOMM SYSTEMS, INC. at December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 4 to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 2001 and these conditions are expected to continue through 2002, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 3, the financial statements have been restated to correct the valuation of certain common stock warrants.

                                        GREENBERG & COMPANY LLC

Springfield, New Jersey
February 8, 2002