Form 10QSB
period 2002-03-31
OMNICOMM SYSTEMS INC
filed 2002-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One}

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission file number: 0-25203

OMNICOMM SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware	11-3349762

(State of incorporation)	(IRS employer Ident. No.)

2555 Davie Road, Suite 110-B	33133

(Address of principal office)	(Zip Code)

Registrant’s telephone number: (954) 473-1254

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [  ]

     The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2002: 8,323,697 common stock $.001 par value, 4,215,224 Series A Preferred stock, $.001 par value, 200,000 Series B Preferred Stock, $.001 par value, 22,450 Series C Preferred Stock, $.001 par value.

OMNICOMM SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,146	$142,826
Accounts receivable	62,884	65,705
Prepaid expenses	9,266	2,095

Total current assets	73,296	210,626
PROPERTY AND EQUIPMENT, net	381,492	421,512
OTHER ASSETS
Intangible assets, net	5,690	48,452
Goodwill, net	-0-	-0-
Other assets	5,500	5,500

TOTAL ASSETS	$465,978	$686,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,617,725	$1,026,919
Notes payable — current	242,963	242,963
Notes payable related party- current	100,664	98,322
Deferred revenue	65,567	83,085

Total current liabilities	2,026,919	1,451,289
CONVERTIBLE DEBT	2,065,000	2,065,000
NOTES PAYABLE, net of current portion	242,963	242,963
NOTES PAYABLE RELATED PARTY, net of current portion	98,322	98,322

TOTAL LIABILITIES	4,433,204	3,857,574

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock — $.001 par value. 4,022,500 shares	-0-	-0-
authorized, no shares issued and outstanding
8% Series B convertible preferred stock, — $.001 par value. 230,000	200	200
shares authorized, 200,000 and -0- issued and outstanding, respectively; liquidation preference $2,000,000 and $-0-, respectively
8% Series C convertible preferred stock, — $.001 par value. 747,500	22	-0-
shares authorized, 22,450 and -0- issued and outstanding, respectively; liquidation preference $224,500 and $-0-, respectively
5% Series A convertible preferred stock — $.001 par value, 5,000,000	4,215	4,215
shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively
Common stock - 20,000,000 shares authorized, 8,323,697 issued and	8,944	8,944
outstanding, after deducting 620,951 shares of treasury stock, at $.001 par value
Additional paid in capital — preferred	5,562,284	5,519,282
Additional paid in capital — common	8,716,800	8,613,635
Less: Treasury stock, cost method, 620,951 and 620,951 - shares,	(293,912)	(293,912)
respectively
Accumulated deficit	(17,878,232)	(16,932,609)
Deferred compensation	(86,407)	(90,099)
Subscriptions receivable	(1,140)	(1,140)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,967,226)	(3,171,484)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$465,978	$686,090

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,

	2002	2001

REVENUES – SALES, Net	$104,022	$41,094

COST OF SALES	124,708	16,484

GROSS MARGIN	(20,686)	24,610

OTHER EXPENSES
Salaries, employee benefits and related expenses	437,613	563,237
Rent	40,220	41,377
Legal and professional fees	81,926	42,497
Travel	14,446	43,191
Telephone and internet	23,525	34,439
Selling, general and administrative	18,745	25,907
Interest expense, net	72,044	670,640
Depreciation and amortization	82,782	87,325

TOTAL OTHER EXPENSE	771,301	1,508,613

INCOME (LOSS) BEFORE TAXES	(791,987)	(1,484,003)

INCOME TAX EXPENSE (BENEFIT)	-0-	-0-

NET INCOME (LOSS)	(791,987)	(1,484,003)

PREFERRED STOCK DIVIDENDS, including deemed dividends of $102,999 during 2002, and dividends in arrears of $39,452 and $2,031 on Series B and Series C Preferred Stock respectively in 2002	(195,119)	(50,859)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(987,106)	$(1,534,862)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.12)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	8,323,697	7,588,891

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(791,987)	$(1,484,003)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	82,782	87,325
Common stock issued for services	-0-	97,858
Preferred stock issued for services	-0-	-0-
Interest expense from beneficial conversion feature on 12% convertible note	-0-	508,835
Amortization of deferred compensation	3,692	1,386
Interest expense on detachable warrants	165	105,300
Change in assets and liabilities:
Accounts receivable	2,821	(2,332)
Prepaid expenses	(7,171)	(3,862)
Intangible assets	-0-	(113,500)
Accounts payable and accrued expenses	540,170	145,466
Deferred revenue	(17,518)	(12,498)

Net cash provided by (used in) operating activities	(187,046)	(670,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-0-	(848)

Net cash provided by (used in) operating activities	-0-	(848)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes, net of issuance costs	-0-	524,900
Payments on notes payable	-0-	(10,000)
Proceeds from notes payable	2,341	60,000
Issuance of 8% Series C convertible preferred stock, net of issuance costs	43,025	-0-
Proceeds from stock option exercise	-0-	16,000

Net cash provided by (used in) financing activities	45,366	590,900

Net increase (decrease) in cash and cash equivalents	(141,680)	(79,973)
Cash and cash equivalents at beginning of period	142,826	90,958

Cash and cash equivalents at end of period	$1,146	$10,985

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Continued)

	For the periods ended
	March 31,

	2002	2001

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax paid	$-0-	$-0-

Interest paid	$22,560	$23,657

Non-cash Transactions
Conversion of convertible notes payable into shares of common stock	$-0-	$37,500
Common stock issued in exchange for notes payable and accrued interest	$-0-	$112,329
Conversion of notes payable into 12% convertible notes	$-0-	$760,000
Shares issued as collateral for a note payable	$-0-	$75,000
Conversion of Series A preferred stock into shares of common stock	$-0-	$45,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is an Internet-based healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster® software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of its two wholly owned subsidiaries, OmniCommerce and OmniTrial B.V and have been prepared in conformity with (i) generally accepted accounting principles; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

SEGMENT INFORMATION

The Company operates in one reportable segment.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for leasehold improvements, equipment and furniture and 3 years for software. Gains or losses on disposal are charged to operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of March 31, 2002, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $65,567 in deferred revenues relating to contracts for services to be performed over the next six to nine months.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from 4 months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $65,567 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

ADVERTISING

Advertising costs are expenses as incurred. Advertising costs were $2,025 and $0 for the periods ended March 31, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $115,193 in 2002 and $157,195 in 2001 for the periods ended March 31.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

STOCK OPTIONS

The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See Note 15 for pro forma information on the impact of the fair-value method of accounting for stock options.

STOCK BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. For disclosure purposes, pro forma net loss and loss per common share are provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as if the fair value method had been applied.

EARNINGS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously fully diluted earnings per share calculation method.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 8,323,697 and 7,588,891 for the periods ended March 31, 2002 and 2001, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,467,039 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at March 31, 2002. Stock warrants to purchase 12,044,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at March 31, 2002. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its 8% Series B Convertible Preferred Stock that provide the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). They also issued Statement of Financial Accounting Standards No. 143, “Accounting for Obligations Associated with the Retirement of Long Lived Assets” (“SFAS 143”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, “Business Combination’s", and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies” of purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, “Intangible Assets”. The Company expects that SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 142 on January 1, 2002.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 143 effective January 1, 2002.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

NOTE 3:	RESTATEMENT

Management determined that warrants issued during 2001 by the Company should have been valued in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock Compensation” (“SFAS 123”). SFAS 123 requires businesses to value stock based compensation utilizing a fair value approach. Upon review, management determined that the Black-Scholes option pricing model should have been used to estimate the respective fair value of warrants that had been issued in connection with certain bridge loans the Company entered into in 2001.

As a result, the financial statements of OmniComm Systems as of March 31, 2001 and for the period then ended have been restated to reflect the utilization of the Black-Scholes pricing model where applicable. The effect of the restatement was to increase additional paid in capital by $506,575 and increase accumulated deficit by $506,575 resulting in no change to the total stockholders’ equity as of December 31, 2001; and to increase the net loss attributable to common stockholders by $506,575, a non-cash charge, for the year ended December 31, 2001.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

In addition, the Company issued $950,000 in 12% Convertible Notes during the first quarter of 2001. A portion of the notes were issued at prices below market value. EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, requires the recording of interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money, at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

During 2001 we issued 170,000 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $105,300 as interest expense.

A summary of the effects of the restatement is as follows;

At March 31, 2001	As Previously Reported	As Restated

Series A preferred stock	$4,215	$4,215
Common stock	8,497	8,497
Additional paid in capital — common	3,641,375	4,308,512
Additional paid in capital – preferred	3,807,964	3,807,964
Accumulated deficit	(9,847,036)	(10,462,557)
Treasury stock	(293,912)	(293,912)
Deferred compensation	-0-	(51,616)
Subscriptions receivable	(1,140)	(1,140)

Stockholders’ equity	$(2,680,037)	$(2,680,037)

For the period ended March 31, 2001	As Previously Reported	As Restated

Salaries, benefits and related taxes	$561,851	$563,237
Interest expense	56,505	670,640
Net loss	(868,482)	(1,484,003)
Net loss attributable to common stockholders	(919,341)	(1,534,862)
Basic and diluted net loss per common share	$(0.12)	$(0.20)

NOTE 4:	OPERATIONS AND LIQUIDITY

We have experienced negative cash flow from operations since 1999 and have funded our activities to date primarily from debt and equity financings. We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

To satisfy our capital requirements, we will seek additional financing through debt and equity financings. There can be no assurance that any such fundings will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2002, there is doubt about the Company’s ability to continue as a going concern.

NOTE 5:	INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

	March 31, 2002

		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	296,198

	$509,927	$504,237

	December 31, 2001

		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	253,436

	$509,927	$461,475

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

During the year ended December 31, 2001, the Company issued Convertible Notes with gross proceeds totaling $1,615,000. The Company recorded total debt acquisition fees of $218,440 of which $70,250 were to be paid in cash and $148,190 were deemed additional compensation derived from 323,000 stock warrants issued to the placement agent as additional compensation. The debt acquisition costs were amortized ratably over the term of the notes. Amortization expense of the debt acquisition costs totaled $42,762 for the period ended March 31, 2002. Approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $12,500 (original cost) of the convertible notes into common stock of the Company during 2001.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

NOTE 6:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	March 31, 2002		December 31, 2001

		Accumulated		Accumulated	Estimated
	Cost	Depreciation	Cost	Depreciation	Useful Lives

Computer and office equipment	$420,298	$190,371	$420,298	$169,408	5 years
Leasehold improvements	3,299	897	3,299	732	5 years
Computer software	260,287	134,125	260,287	117,349	3 years
Office furniture	42,350	19,349	42,350	17,231	5 years

	$726,234	$344,742	$726,234	$304,720

Depreciation expense for the periods ended March 31, 2002 and 2001 was $40,022 and $34,414 respectively.

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at March 31, 2002 and December 31, 2001:

	3/31/02	12/31/01

Accounts payable	$431,033	$155,531
Accrued payroll and related costs	77,664	41,818
Other accrued expenses	256,533	77,083
Accrued interest	261,460	212,089
Accrued dividends	463,516	412,879
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,617,725	$1,026,919

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000, 2001 and 2002 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 8:	EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 28,481,616 have been omitted from the calculation of dilutive EPS for the period ended March 31, 2002. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	Period Ended March 31, 2002			Period Ended March 31, 2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(987,106)	8,323,697	$(0.12)	$(1,534,862)	7,588,891	$(0.20)
Effect of Dilutive Securities None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(987,106)	8,323,697	$(0.12)	$(1,534,862))	7,588,891	$(0.20)

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

NOTE 9:	EQUITY INVESTMENTS

European Medical Network (EMN) Investment, at cost

On March 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company (“EMN”). The agreement, set to close on April 20, 2000, provided that the purchase price for 25% of EMN’s stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments as follows: $335,000 on March 20, 2000, upon which EMN would deliver 10% of its stock equity, and $310,000 on April 20, 2000, upon which EMN would deliver the remaining 15% of its stock equity. In addition, the Company was to provide 41,883 shares of restricted common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN’s shareholders entered into an agreement that provided for the Company to have one seat on EMN’s board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN’s equity and a seat on EMN’s board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company’s success in finding adequate financing. As part of the renegotiation the Company resigned its seat on EMN’s board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of March 31, 2002 and 2001.

NOTE 10:	NOTES PAYABLE

Long-Term Borrowings

At March 31, 2002, the Company owed $485,926 in long-term notes payable, of which $242,963 was classified as the current portion due of notes payable. These promissory notes were amended and restated on August 31, 2001, in connection with the private placement of the Company’s 8% Series B Preferred Stock, with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

Related Party Notes Payable

At March 31, 2002, the Company owed $198,986 in related party notes payable. Approximately $196,645 of the promissory notes were amended and restated on August 31, 2001 with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

During March 2002, the company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

NOTE 11:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of March 31, 2002 approximately $412,500 of the Convertible Notes had been converted into 330,000 shares of common stock of the Company leaving an outstanding balance of $450,000.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

The Company is currently in default on interest payments owed totaling $22,560 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

During the first six months of 2001, the Company issued 12% Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $218,440 associated with the offering of which $148,190 is attributable to warrants issued to the placement agent as additional compensation that were valued using the Black-Scholes method. The net proceeds to the Company were $1,484,750 with the cash compensation costs of $70,250 accrued at December 31, 2001, and $60,000 of accrued expenses due to the placement agent converted as part of the private placement of the 12% Convertible Notes Payable. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share. EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, requires Company’s to record interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $184,236 was in default effective March 3, 2002.

NOTE 12:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases. The minimum future lease payments required under the Company’s operating leases at March 31, 2002 are as follows:

2002	$50,175
2003	44,600
2004	0
2005	0
2006	0

Total	$94,775

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $40,220 and $41,377 for the periods ended March 31, 2002 and 2001.

CONTINGENT LIABILITIES

On or about September 6, 2000, the Company’s wholly owned subsidiary, OmniTrial B.V. (“OmniTrial”) submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000 that was made on or about July 5, 2001. The Company does expect to incur any additional liability in this bankruptcy proceeding.

In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleges we owe him more than $100,000 for back payment of salary according to the terms of his employment contract. We dispute Mr. Gordon’s allegations and are vigorously defending this lawsuit. As part of its defense, the Company recently filed a counterclaim against Mr. Gordon and a counter-suit against his wife. This matter remains pending.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

On February 16, 2001, a staffing agency, Temp Art, Inc. filed a lawsuit in the County Court in and for Miami-Dade County, Florida. The plaintiff alleged the Company breached its contract and owed approximately $13,126 for back payment of services rendered plus interest and costs. On September 25, 2001, the Company and Temp Art entered into a settlement agreement that provided that the plaintiff dismiss the lawsuit with prejudice and release its claims against the Company in return for a payment of $15,700. The Company made the required payment on September 25, 2001 and a Voluntary Dismissal was entered by the County Court on October 5, 2001.

EMPLOYMENT AGREEMENTS

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

FINANCIAL ADVISORY AGREEMENT

During March 2002, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees.

NOTE 13:	RELATED PARTY TRANSACTIONS

During March 2002, the company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

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

In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the periods ended March 31, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement.

From time to time we have borrowed funds from Mr. van Kesteren, including:

between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

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

The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

On August 17, 2000, we borrowed $100,000 from Noesis N.V., our stockholder. One of our directors, Mr. Wit, at that time, was President of Corporate Finance of Noesis Capital Corp., an affiliate of Noesis N.V., and remains a consultant to the firm. The promissory note bore interest rate at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

NOTE 14:	POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS’s 106 or 112.

NOTE 15:	STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 20,000,000 shares of Common Stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as Series A Convertible Preferred Stock, 230,000 shares have been designated as Series B Convertible Preferred Stock and 747,500 shares have been designated as Series C Convertible Preferred Stock.

As of March 31, 2002 the Company had the following outstanding securities:

☐	8,323,697 shares of Common Stock issued and outstanding;

☐	12,044,428 warrants issued and outstanding to purchase shares of our common stock;

☐	4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and

☐	200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding

☐	22,450 shares of 8% Series C Convertible Preferred Stock issued and outstanding

Common Stock

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Preferred stock

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

5% Series A Convertible Preferred Stock

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

The designations, rights and preferences of the Series A Convertible Preferred Stock include:

☐	the shares are not redeemable,

☐	each share of Series A Convertible Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Convertible Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

☐	the shares of Series A Convertible Preferred Stock currently pay a dividend at a rate of 5.00% per annum, payable semi-annually, on January 1 and July 1 of each year,

☐	in the event of our liquidation or winding up, each share of Series A Convertible Preferred Stock carries a liquidation preference equal to $1.50 per share,

☐	each share of Series A Convertible Preferred Stock has full voting rights, share for share, with the then outstanding Common Stock on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock.

☐	the holders of the Series A Convertible Preferred Stock were granted certain demand and piggy-back registration rights covering the shares of our Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock into Common Stock of the Company.

☐	the holders of the 5% Series A Convertible Preferred Stock are entitled to vote two of the five members of the Company’s Board of Directors.

There were $463,516 and $258,154 of accrued and unpaid dividends on the Series A Convertible Preferred Stock at March 31, 2002 and 2001, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Series B Convertible Preferred Stock

In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock. The 8% Series B Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on August 31, 2001. A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Convertible Stock to 230,000. During September 2001 the Company issued 200,000 shares of the 8% Series B Convertible Preferred Stock with net proceeds of $1,711,518.

The designations, rights and preferences of the Series B Convertible Preferred Stock include:

☐	the stated value of each share is $10.00 per share,

☐	the shares are not redeemable,

☐	each share of Series B Convertible Preferred Stock is convertible into shares of our Common Stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our Common Stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Convertible Preferred Stock to convert in the event the closing bid price of our Common Stock exceeds $0.50 for 20 consecutive trading days, and our Common Stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock has been declared effective,

☐	The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

☐	the shares of Series B Convertible Preferred Stock pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series B Preferred Stock. Dividends are cumulative,

☐	each share of Series B Convertible Preferred Stock will rank senior to our Series A Convertible Preferred Stock,

☐	in the event of our liquidation or winding up, each share of Series B Convertible Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

☐	the holders of the Series B Convertible Preferred Stock are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series B Convertible Stock,

☐	the holders of the Series B Convertible Preferred Stock were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock,

☐	the holders of the 8% Series B Convertible Preferred Stock are entitled to vote one of the five members of the Company’s Board of Directors.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

There were arrearages of $90,722 and $-0- on the Series B Convertible Preferred Stock for undeclared dividends as of March 31, 2002 and 2001.

Series C Convertible Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock. The 8% Series C Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 31, 2002. During March 2002 the Company issued 22,450 shares of the 8% Series C Convertible Preferred Stock with net proceeds of approximately $43,025. At March 31, 2002 the Company was still actively marketing the Series C Preferred Stock Private Placement to accredited investors.

The designations, rights and preferences of the Series C Convertible Preferred Stock include:

☐	the stated value of each share is $10.00 per share,

☐	the shares are not redeemable,

☐	each share of Series C Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Convertible Preferred Stock by $0.25, which is the Series C Conversion Price. The Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Convertible Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Convertible Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

☐	The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

☐	the shares of Series C Convertible Preferred Stock pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series C Preferred Stock. Dividends are cumulative,

☐	each share of Series C Convertible Preferred Stock will rank pari passu with our Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock,

☐	in the event of our liquidation or winding up, each share of Series C Convertible Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

☐	the holders of the Series C Convertible Preferred Stock are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series C Convertible Stock,

☐	the holders of the Series C Convertible Preferred Stock were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock,

☐	the holders of the 8% Series C Convertible Preferred Stock are entitled to vote two of the seven members of the Company’s Board of Directors.

There were arrearages of $2,031 and $-0- on the Series B Convertible Preferred Stock for undeclared dividends as of March 31, 2002 and 2001. The per share arrearage as of March 31, 2002 was immaterial.

Warrants

We have issued and outstanding warrants to purchase a total of 12,044,428 shares of our Common Stock, including:

☐	warrants to purchase 2,359,832 shares of our Series A Preferred Stock at an exercise price of $2.00 per share expiring in December 2002 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

☐	warrants to purchase 8,000,000 shares of our Common Stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

☐	warrants to purchase 1,235,596 shares of our Common Stock at exercise prices ranging from $.30 to $10.00 per share expiring through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

☐	warrants to purchase 449,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

Placement Agent’s Unit Purchase Option

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

Accounting for Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and as permitted under SFAS 123 applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations in accounting for stock-based compensation plans. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to pro forma amounts indicated below:

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

(in thousands, except for per share data)	2002	2001

Net loss available to common stockholders
As reported	$(987)	$(1,535)
Pro forma	$(995)	$(1,757)
Basic and diluted net loss per share
As reported	$(0.12)	$(0.20)
Pro forma	$(0.12)	$(0.23)

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

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	2002	2001

Risk-free interest rate	5.00%	5.00%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	150.0%	150.0%
Dividend yield	0%	0%

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 3,000,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator.

The Company’s share option activity and related information is summarized below:

	Period ended March 31,		Year ended December 31,
	2002		2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,584,039	$1.33	3,316,006	$2.28
Granted	25,000	$0.35	2,089,500	$3.46
Exercised	-0-	$0.00	20,000	$0.30
Cancelled	142,000	$0.57	1,801,467	$1.97

Outstanding at end of period	3,467,039	$0.74	3,584,039	$1.33

Exercisable at end of period	2,542,705	$1.47	2,636,372	$1.47

The following table summarizes information about stock options outstanding at March 31, 2002:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.25 - $0.47	1,606,500	5.26	$0.41	834,833	$0.40
$0.50 - $0.83	827,333	7.08	$0.58	674,666	$0.59
$1.00 - $2.50	789,206	3.81	$1.73	829,206	$1.75
$2.61 - $5.50	244,000	5.39	$4.98	204,000	$5.45

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Other Stock Based Compensation

During 2001, the Company issued an aggregate of 126,340 shares of common stock to employees and advisors with a fair market value of $97,858 for services rendered under employment and consulting agreements.

During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $3,692 during the three months ended March 31, 2002 in connection with the warrant grants.

NOTE 16:	OMNITRIAL, B.V. BANKRUPTCY

On or about September 6, 2000, the Company’s wholly owned subsidiary, OmniTrial B.V. (“OmniTrial”) submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000.

NOTE 17:	INCOME TAXES

Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

	3/31/02	3/31/01

Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	(17,660)
Operating loss carryforward	(298,025)	(309,150)

	(298,025)	(326,810)
Valuation allowance	298,025	326,810

Total tax expense (benefit)	$-0-	$-0-

The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

	3/31/02	12/31/01

Deferred tax assets:
Amortization of intangibles	$283,698	$241,962
Operating loss carryforwards	4,839,591	3,445,239

Gross deferred tax assets	5,123,289	3,687,201
Valuation allowance	(5,123,289)	(3,687,201)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $11,601,000. This loss is allowed to be offset against future income until the year 2021 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred in 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-QSB that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-QSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-QSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are an Internet-based healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster® software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. We phased out the systems integration segment of our business during 2001. All of our personnel are involved in the development and marketing of TrialMaster.

The Period Ended March 31, 2002 Compared With the Period Ended March 31, 2001

Results of Operations

Revenues

Revenues for the period ended March 31, 2002 were $104,022 compared to $41,094 for the same period in 2001. The increase can be attributed to increased success we experienced in marketing TrialMaster. In particular, we found the markets increasingly receptive to utilizing EDC services during the second half of 2001 and we have continued building upon this momentum both through the acquisition of new clients and more importantly via repeat engagements with existing clients. This is consistent with our expectation that the market will begin adopting EDC services more rapidly as early adopters bring increasing credibility to the market. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006. Web-based EDC has been around for approximately four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection. Revenues associated with our Internet-based clinical trial products were approximately $104,022 and $18,348 for 2002 and 2001 respectively. Systems integration revenues in 2001 were approximately $22,746 compared to $0 in 2002. We do not expect any systems integration revenues in 2002.

Our TrialMaster product is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of patients participating in the trial and the number of data points being collected per patient. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from four months to several periods. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of Goods Sold

Cost of goods sold increased to $124,708 in 2002 compared to $16,484. The expenses incurred in 2001 relate to our systems integration business and these expenses were eliminated in 2002 as we continued phasing out that line of our business. Cost of goods sold now relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold will continue to exceed recognized revenues for the short-term based on the fact that we expense salaries as incurred and are compelled to record our revenues over the expected length of the contracts that we are servicing. As we build the number of clinical trials either in development or in production that trend will reverse.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 57% of total Other Expenses for the first quarter of 2002. Salaries and related expenses totaled $437,613 in 2002 compared to $563,237 in 2001. Total salaries remained relatively stable versus 2001 since a portion of total payroll is now accounted for in cost of goods sold. We currently employ approximately 22 employees out of our Davie, Florida corporate office. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2002.

Rent

Rent expense was $40,220 for fiscal 2002 compared with $41,377 for fiscal 2001. Although rent expense remained relatively constant, the components of the costs have changed. Our development office in Tampa was closed in March 2001 and that function was relocated to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

Legal and Professional Fees

Legal and professional fees totaled $81,926 in 2002 compared with $42,497 during fiscal 2001. Key components of the 2002 amounts include $22,500 paid to our former placement agent for financial advisory services, $37,383 to our accountants for audit and tax related services, $12,992 in legal expenses related to various matters and $9,051 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

Travel

We incurred $14,446 in travel expenses during fiscal 2002 compared to $43,191 during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs were reduced by $10,914 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We do not anticipate increases in access charges during fiscal 2002 based on our own existing communications infrastructure and our projected 2002 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $18,745 during the first quarter of 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the efficient operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity.

Interest Expense

Interest expense was $72,044 during 2002 versus $670,640 in fiscal 2001. During 2001 we entered into a private placement of 12% Convertible Notes. We recorded interest expense of $508,835 in connection with a “beneficial conversion feature” that was deemed to exist when the conversion price of some of the 12% Notes was issued at a discount to the prevailing market price of the stock. This expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

During 2001 we issued 170,000 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $105,300 as interest expense.

Preferred Stock Dividends

In March 2002 we issued 449,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $102,999 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $102,999 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of March 31, 2002. Dividends on our Series A Preferred Stock totaled $50,637 in 2002 compared to $50,859 for the comparable period in 2001. There were arrearages of $39,452 in Series B Preferred Stock dividends and $2,031 in Series C Preferred Stock dividends at March 31, 2002 and we therefore deducted $41,483 from Net Income (Loss).

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

Cash and cash equivalents decreased by $141,680 to $1,146 at March 31, 2002. This was the result of cash provided by financing activities of $45,366 offset by cash used in operating activities of approximately $187,046. The significant components of the activity include a loss from operations of approximately $791,987 offset by non-cash expenses of 86,639, increases in cash of $518,302 from changes in working capital accounts and approximately $45,000 we raised through the sale of debt and equity securities.

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

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $199,103 was in default effective March 3, 2002.

On March 28, 2002 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our 8% Series C Convertible Preferred Stock. Gross proceeds totaled $224,500 and we accrued $181,475 in transaction related fees leaving net proceeds of approximately $43,025. In September 2001 we completed a private placement of our 8% Series B Preferred Stock that resulted in $2,000,000 in gross proceeds.

Because of the losses experienced since 1999 we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. The capital markets since mid-2000 have provided a difficult climate for the raising of capital because of the decline in value of publicly held technology stocks and the corresponding apprehension on the part of investors to invest in technology oriented firms. In addition, when available, capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets coupled with the losses experienced have caused working capital shortfalls. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

To satisfy our capital requirements, we will seek additional financing through debt and equity financings. There can be no assurance that any such fundings will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2002, there is doubt about the Company’s ability to continue as a going concern.

ITEM 5. OTHER INFORMATION

Private Placement

On March 28, 2002, Noesis Capital Corp., as placement agent, began the distribution of a Confidential Private Placement Memorandum to accredited investors on behalf of the Company. The terms of the offering are as follows:

Amount	$3,000,000 – “Best Efforts Basis”

Offering	30 Units Maximum. Each Unit consists of 10,000 shares of our Series C Convertible Preferred Stock and warrants to purchase 50% of the shares of Common Stock issuable upon conversion of the Series C Preferred Shares, subject to customary anti-dilution provisions.

Price	$100,000 per Unit. The Company will accept partial subscriptions.

Stated Value	$10.00 per share.

Liquidation Value	$10.00 per share plus accrued and unpaid dividends.

Voting Rights	One vote for each share of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock voting as a single class with the holders of Common Stock on all matters, except as otherwise required by law.

Dividends	8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the Series C Conversion Price. Dividends are cumulative.

Ranking	The Series C Convertible Preferred Stock ranks pari passu with our outstanding Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock.

Conversion	Each share of Series C Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Convertible Preferred Stock by $0.25, which is the Series C Conversion Price.

The Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share (as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction) (a “Qualified Public Offering”)

In addition, the Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Convertible Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Convertible Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above.

Anti Dilution Provisions	Subject to certain exceptions, the Series C Conversion Price will be adjusted pursuant to a customary weighted average anti-dilution calculation in the event we issue or sell any shares of Common Stock, preferred stock, options, warrants or convertible securities at a price per share less than the then fair market value of our Common Stock. No adjustment will be made if the issuance or sale price per share exceeds three times the Series C Conversion Price. In the event, however, that we issue or sell any shares of Common Stock, preferred stock, options, warrants or convertible securities at a price per share less than the Series C Conversion Price in effect immediately prior to such issuance or sale, then the Series C Conversion Price will be adjusted to such lower price per share. The Series C Conversion Price is also subject to pro rata adjustment for structural changes such as stock splits and stock dividends.

Registration Rights	The Company has agreed to file not later than five months from the closing of the Series C Preferred Stock offering a registration statement with the SEC under the Securities Act with respect to the shares of our Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock to permit the public resale of such securities within nine months following the close of the offering. The Company will use its reasonable best efforts to cause such registration statement to become effective. Includes unlimited “piggyback” registration rights.

Use of Proceeds:	Operating and Marketing Expenses

Conditions:	(1) Regulation D of the Securities Act of 1933, as amended.

(2) Suitability Standards; Accredited Investors Only.

(3) Board of Directors: Noesis Capital Corp., placement agent, shall have the right to designate two members of the Board of Directors upon closing.

(4) Termination Date: May 28, 2002, unless earlier terminated or extended by the Company.

(5) Placement Fee: 10% Commission (cash); warrants to purchase a number of shares equal to 15% of the number of shares issuable upon conversion of the Notes sold in the offering, at an exercise price of $.25 per share, exercisable for a period of five (5) years, commencing on the final closing date of the offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     None.

     (b)  Reports on Form 8-K.

     None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:	David Ginsberg, D.O., Director, Chief Executive Officer and President

Date:	May 15, 2002

By:	Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer

Date:	May 15, 2002