Form 10QSB
period 2002-06-30
OMNICOMM SYSTEMS INC
filed 2002-08-12
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One}

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2002
                                                             -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

                         Commission file number: 0-25203
                                                 -------

                             OMNICOMM SYSTEMS, INC.
                             ----------------------
                 (Name of small business issuer in its charter)

                 Delaware                           11-3349762
         (State of incorporation)             (IRS employer Ident. No.)

          2555 Davie Road, Suite 110-B, Davie, Florida          33317
          --------------------------------------------          ------
               (Address of principal office)                  (Zip Code)

                  Registrant's telephone number: (954) 473-1254

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____

         The number of shares outstanding of each of the issuer's classes of equity as of June 30, 2002: 8,323,697 common stock $.001 par value, 4,215,224 Series A Preferred stock, $.001 par value, 200,000 Series B Preferred Stock, $.001 par value, 79,950 Series C Preferred Stock, $.001 par value.

                             OMNICOMM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,           DECEMBER 31,
                                                                                           2002                 2001
                                                                                       ------------         ------------
                                                                                        (UNAUDITED)
                                                                                        -----------
                                     ASSETS
CURRENT ASSETS
           Cash                                                                        $     60,356         $    142,826
           Accounts receivable                                                               22,673               65,705
           Prepaid expenses                                                                  14,679                2,095
                                                                                       ------------         ------------
           Total current assets                                                              97,708              210,626

PROPERTY AND EQUIPMENT, net                                                                 341,574              421,512

OTHER ASSETS
           Intangible assets, net                                                                -0-              48,452
           Other assets                                                                       5,500                5,500
                                                                                       ------------         ------------

TOTAL ASSETS                                                                           $    444,782         $    686,090
                                                                                       ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
           Accounts payable and accrued expenses                                       $  1,841,510         $  1,026,919
           Notes payable - current                                                          242,963              242,963
           Notes payable related party- current                                              98,322               98,322
           Deferred revenue                                                                  21,641               83,085
                                                                                       ------------         ------------
           Total current liabilities                                                      2,204,436            1,451,289

CONVERTIBLE DEBT                                                                          2,065,000            2,065,000
NOTES PAYABLE, net of current portion                                                       242,963              242,963
NOTES PAYABLE RELATED PARTY, net of current portion                                          98,322               98,322
                                                                                       ------------         ------------
TOTAL LIABILITIES                                                                         4,610,721            3,857,574
                                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
           Undesignated  preferred  stock - $.001 par  value. 4,022,500 shares                   -0-                  -0-
           authorized, no shares issued and outstanding

           8% Series B convertible  preferred stock, - $.001 par value. 230,000                 200                  200
           shares  authorized, 200,000 and 200,000 issued and outstanding, respectively; liquidation preference $2,000,000 and $2,000,000, respectively

           8% Series C convertible  preferred stock, - $.001 par value. 747,500                  80                   -0-
           shares authorized, 79,950 and -0- issued and outstanding,
           respectively; liquidation preference $799,500 and $-0-, respectively

           5% Series A convertible preferred stock - $0.001 par value,                        4,215                4,215
           5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and
           $4,215,224, respectively

           Common stock - 20,000,000 shares authorized, 8,323,697 issued and                  8,944                8,944
           outstanding, after deducting 620,951 shares of treasury stock, at
           $.001 par value
           Additional paid in capital - preferred                                         6,072,146            5,519,282
           Additional paid in capital - common                                            8,980,604            8,613,635
           Less:  Treasury stock, cost method, 620,951 and 620,951 - shares,               (293,912)            (293,912)
           respectively
           Accumulated deficit                                                          (18,854,361)         (16,932,609)
           Deferred compensation                                                            (82,715)             (90,099)
           Subscriptions receivable                                                          (1,140)              (1,140)
                                                                                       ------------         ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                     (4,165,939)          (3,171,484)
                                                                                       ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   $    444,782         $    686,090
                                                                                       ============         ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO
FINANCIAL STATEMENTS.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                               2002                2001                2002                2001
                                                           -----------         -----------         -----------         -----------
REVENUES                                                   $   225,973         $    57,179         $   121,951         $    16,084
COST OF SALES                                                  202,934              38,198              78,225              21,713
                                                           -----------         -----------         -----------         -----------

GROSS MARGIN                                                    23,039              18,981              43,726              (5,629)

OTHER EXPENSES
Salaries, benefits and related taxes                           876,565             995,097             438,952             431,858
Rent & occupancy expenses                                       78,565              77,986              38,345              36,610
Consulting - medical advisory                                   14,423                 -0-              14,423                 -0-
Consulting - marketing sales                                       582                 -0-                 582                 -0-
Legal and professional fees                                    118,795             100,917              36,869              58,419
Travel                                                          20,260              42,210               5,814                (980)
Telephone and internet                                          40,056              57,256              16,531              22,817
Selling, general and administrative                             53,484              51,874              34,739              25,967
Interest expense, net                                          145,026             753,286              72,982              82,649
Depreciation and amortization                                  128,394             182,933              45,612              95,605
                                                           -----------         -----------         -----------         -----------
Total other expenses                                         1,476,150           2,261,559             704,849             752,945
                                                           -----------         -----------         -----------         -----------

(Loss) before taxes and preferred dividends                 (1,453,111)         (2,242,578)           (661,123)           (758,574)

Income tax expense (benefit)                                       -0-                 -0-                 -0-                 -0-
                                                           -----------         -----------         -----------         -----------

Net income (loss)                                           (1,453,111)         (2,242,578)           (661,123)           (758,574)
Preferred stock  dividends,  including deemed dividends
of $366,804  and  $263,805 for the six and three months
ended  June 30, 2002,  and  dividends  in  arrears of
$79,342 and $39,890 on the Series B  Preferred  Stock
for the six and three  months  ended June 30,  2002 and
$12,094 and $10,063 on the Series C  Preferred  Stock
for the six and three months ended June 30, 2002              (560,078)           (102,059)           (364,960)            (51,200)
                                                           -----------         -----------         -----------         -----------

Net income (loss) attributable to common stockholders      $(2,013,189)        $(2,344,637)        $(1,026,083)        $  (809,774)
                                                           ===========         ===========         ===========         ===========

Net (loss) per share                                       $     (0.24)        $     (0.30)        $     (0.12)        $     (0.10)
                                                           ===========         ===========         ===========         ===========
Weighted average number of shares outstanding                8,323,697           7,739,214           8,323,697           7,883,732
                                                           ===========         ===========         ===========         ===========



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
TO FINANCIAL STATEMENTS

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                2002               2001
                                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                      $(1,453,111)        $(2,242,578)
     Adjustment  to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                              128,394             182,933
     Common stock issued for services                                                               -0-              97,858
     Interest expense from beneficial conversion feature on 12% convertible note                    -0-             508,835
     Amortization of deferred compensation                                                        7,384               1,981
     Interest expense on detachable warrants                                                        165             108,773
     Change in assets and liabilities:
     Accounts receivable                                                                         43,032             (18,324)
     Prepaid expenses                                                                           (12,584)             (2,458)
     Intangible assets                                                                              -0-             (66,750)
     Accounts payable and accrued expenses                                                      712,750             135,465
     Deferred revenue                                                                           (61,444)              3,613
                                                                                            -----------         -----------
Net cash provided by (used in) operating activities                                            (635,414)         (1,290,652)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                             -0-             (21,508)
                                                                                            -----------         -----------
Net cash provided by (used in) operating activities                                                 -0-             (21,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes, net of issuance costs                                          -0-             794,900
Payments on notes payable                                                                        (3,841)            (16,000)
Proceeds from notes payable                                                                       3,841             430,000
Proceeds from issuance of common stock                                                              -0-               4,200
Issuance of Series C convertible preferred stock, net of issuance costs                         552,944                 -0-
Proceeds from stock option exercise                                                                 -0-              16,000
                                                                                            -----------         -----------
Net cash provided by (used in) financing activities                                             552,944           1,229,100
                                                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents                                            (82,470)            (83,060)
Cash and cash equivalents at beginning of period                                                142,826              90,958
                                                                                            -----------         -----------
Cash and cash equivalents at end of period                                                  $    60,356         $     7,898
                                                                                            ===========         ===========

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                2002             2001
                                                                              --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Income tax paid                                                               $    -0-        $    -0-
                                                                              ========        ========
Interest paid                                                                 $ 22,560        $ 23,657
                                                                              ========        ========

NON-CASH TRANSACTIONS
Conversion of convertible notes payable into shares of common stock           $    -0-        $ 37,500
Common stock issued in exchange for notes payable and accrued interest        $    -0-        $112,329
Conversion of notes payable into 12% convertible notes                        $    -0-        $760,000
Shares issued as collateral for a note payable                                $    -0-        $ 75,000
Conversion of Series A preferred stock into shares of common stock            $    -0-        $ 45,000



SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES
TO FINANCIAL STATEMENTS

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  RECLASSIFICATIONS
                  -----------------

                  Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

                  CONCENTRATION OF CREDIT RISK
                  ----------------------------

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  INTANGIBLE AND OTHER ASSETS
                  ---------------------------

                  Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. As of June 30, 2002, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

                  DEFERRED REVENUE
                  ----------------

                  Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $21,641 in deferred revenues relating to contracts for services to be performed over the next six to nine months.

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

                  The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements (SAB
                  101)". SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $21,641 in deferred revenue relating to contracts for services to be performed over the next six to nine months.

                  ADVERTISING
                  -----------

                  Advertising costs are expenses as incurred. Advertising costs were $4,050 and $1,600 for the periods ended June 30, 2002 and 2001, respectively.

                  RESEARCH AND DEVELOPMENT EXPENSES
                  ---------------------------------

                  Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $237,987 in 2002 and $209,803 in 2001 for the six months ended June 30.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  Basic earnings per share were calculated using the weighted average number of shares outstanding of 8,323,697 and 7,739,214 for the six months ended June 30, 2002 and 2001 and 8,323,697 and 7,883,732 for the three months ended June 30, 2002 and 2001, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,367,041 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at June 30, 2002. Stock warrants to purchase 13,194,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at June 30, 2002. The Company granted a Unit Purchase Option ("Agent Option") to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company's convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  As a result, the financial statements of OmniComm Systems as of June 30, 2001 and for the period then ended have been restated to reflect the utilization of the Black-Scholes pricing model where applicable. The effect of the restatement was to increase additional paid in capital by $670,610, increase deferred compensation by 51,021 and increase accumulated deficit by $619,589 resulting in no change to the total stockholders' equity as of June 30, 2001; and to increase the net loss attributable to common stockholders by $619,589, a non-cash charge, for the six months ended June 30, 2001.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  The Company issued $1,550,000 in 12% Convertible Notes during the first six months of 2001. A portion of the notes were issued at prices below market value. EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires the recording of interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money, at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

                  During 2001 we issued 176,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $108,773 as interest expense.

                  A summary of the effects of the restatement is as follows;

AT JUNE 30, 2001                               AS PREVIOUSLY REPORTED    AS RESTATED
----------------                               ----------------------    ------------
Series A preferred stock                            $      4,215         $      4,215
Common stock                                               8,510                8,510
Additional paid in capital - common                    3,645,562            4,316,172
Additional paid in capital - preferred                 3,807,964            3,807,964
Accumulated deficit                                  (10,652,743)         (11,272,332)
Treasury stock                                          (293,912)            (293,912)
Deferred compensation                                        -0-              (51,021)
Subscriptions receivable                                  (1,140)              (1,140)
                                                    ------------         ------------

Stockholders' equity                                $ (3,481,544)        $ (3,481,544)
                                                    ============         ============

FOR THE SIX MONTHS ENDED JUNE 30, 2001         AS PREVIOUSLY REPORTED    AS RESTATED
--------------------------------------         ----------------------    ------------
Salaries, benefits and related taxes                $    993,116         $    995,097
Interest expense                                         135,678              753,286
Net loss                                              (1,622,989)          (2,242,578)
Net loss attributable to common stockholders          (1,725,048)          (2,344,637)

Basic and diluted net loss per common share         $      (0.22)        $      (0.30)


FOR THE THREE MONTHS ENDED JUNE 30, 2001       AS PREVIOUSLY REPORTED    AS RESTATED
----------------------------------------       ----------------------    ------------
Salaries, benefits and related taxes                $    431,264         $    431,858
Interest expense                                          79,176               82,649
Net loss                                                (754,507)            (758,574)
Net loss attributable to common stockholders            (805,707)            (809,774)

Basic and diluted net loss per common share         $      (0.10)        $      (0.10)

NOTE 4:           OPERATIONS AND LIQUIDITY
                  ------------------------

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2002, there is doubt about the Company's ability to continue as a going concern.

NOTE 5:           INTANGIBLE ASSETS AND GOODWILL
                  ------------------------------

                  Included in Intangible Assets are the following assets:

                                                                               JUNE 30, 2002
                                                                                                  ACCUMULATED
                                                                   COST                           AMORTIZATION
                                                                   ----                           ------------
                 Covenant not to compete                         $120,000                           $120,000
                 Software development costs                        87,500                             87,500
                 Organization costs                                   539                                539
                 Debt acquisition costs                           301,888                            301,888
                                                                 --------                           --------
                                                                 $509,927                           $509,927
                                                                 ========                           ========

                                                                            DECEMBER 31, 2001
                                                                                                  ACCUMULATED
                                                                   COST                           AMORTIZATION
                                                                   ----                           ------------
                 Covenant not to compete                         $120,000                           $120,000
                 Software development costs                        87,500                             87,500
                 Organization costs                                   539                                539
                 Debt acquisition costs                           301,888                            253,436
                                                                 --------                           --------
                                                                 $509,927                           $461,475
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

                  During the year ended December 31, 2001, the Company issued Convertible Notes with gross proceeds totaling $1,615,000. The Company recorded total debt acquisition fees of $218,440 of which $70,250 were to be paid in cash and $148,190 were deemed additional compensation derived from 323,000 stock warrants issued to the placement agent as additional compensation. The debt acquisition costs were amortized ratably over the term of the notes. Amortization expense of the debt acquisition costs totaled $48,552 for the six months ended June 30, 2002. Approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $12,500 (original cost) of the convertible notes into common stock of the Company during 2001.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 6:           PROPERTY AND EQUIPMENT, AT COST
                  -------------------------------

                  Property and equipment consists of the following:

                                            JUNE 30, 2002                DECEMBER 31, 2001
                                                      ACCUMULATED                     ACCUMULATED       ESTIMATED
                                         COST         DEPRECIATION       COST         DEPRECIATION     USEFUL LIVES
                                       --------       ------------     --------       ------------     ------------
                 Computer and          $420,298         $211,386       $420,298         $169,408
                 office equipment                                                                      5 years
                 Leasehold                3,299            1,062          3,299              732
                 improvements                                                                          5 years
                 Computer software      260,287          150,745        260,287          117,349       3 years
                 Office furniture        42,350           21,466         42,350           17,231       5 years
                                       --------         --------       --------         --------
                                       $726,234         $384,660       $726,234         $304,720
                                       ========         ========       ========         ========

                  Depreciation expense for the periods ended June 30, 2002 and 2001 was $79,940 and $69,693 respectively.

NOTE 7:           ACCOUNTS PAYABLE AND ACCRUED EXPENSES
                  -------------------------------------

                  Accounts payable and accrued expenses consist of the following at June 30, 2002 and December 31, 2001:

                                                                               6/30/02       12/31/01
                                                                               -------       --------
                 Accounts payable                                             $386,628       $155,531
                 Accrued payroll and related costs                             251,075         41,818
                 Other accrued expenses                                        227,034         77,083
                 Accrued interest                                              334,538        212,089
                 Accrued dividends                                             514,716        412,879
                 Accrued expenses of OmniTrial BV                              127,519        127,519
                                                                            ----------     ----------
                      Total accounts payable and accrued expenses           $1,841,510     $1,026,919
                                                                            ==========     ==========

                  Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000, 2001 and 2002 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock. Accrued payroll and related costs includes approximately $221,000 in past due payroll taxes accrued during the first and second quarter that the Company has not yet paid, but are considered legal obligations of the Company.

NOTE 8:           EARNINGS PER SHARE
                  ------------------

                  Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 31,839,617 have been omitted from the calculation of dilutive EPS for the period ended June 30, 2002. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

                                    SIX MONTHS ENDED JUNE 30, 2002                 SIX MONTHS ENDED JUNE 30, 2001
                                    ------------------------------                 ------------------------------
                               INCOME             SHARES        PER-SHARE     INCOME              SHARES        PER-SHARE
                              NUMERATOR         DENOMINATOR       AMOUNT     NUMERATOR          DENOMINATOR       AMOUNT
                             -----------         ---------        ------    -----------          ---------      ------
           Basic EPS         $(2,013,189)        8,323,697        $(0.24)   $(2,344,637)         7,739,214      $(0.30)

           Effect of
           Dilutive
           Securities
           None.                     -0-               -0-           -0-            -0-                -0-         -0-
                             -----------         ---------        ------    -----------          ---------      ------
           Diluted EPS       $(2,013,189)        8,323,697        $(0.24)   $(2,344,637)         7,739,214      $(0.30)
                             ===========         =========        ======    ===========          =========      ======

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                   THREE MONTHS ENDED JUNE 30, 2002               THREE MONTHS ENDED JUNE 30, 2001
                                   --------------------------------               --------------------------------
                               INCOME             SHARES        PER-SHARE     INCOME              SHARES        PER-SHARE
                              NUMERATOR         DENOMINATOR       AMOUNT     NUMERATOR          DENOMINATOR       AMOUNT
                             -----------         ---------        ------    -----------          ---------      ------
           Basic EPS         $(1,026,083)        8,323,697        $(0.12)   $  (809,774)         7,883,732      $(0.10)

           Effect of
           Dilutive
           Securities
           None.                     -0-               -0-           -0-            -0-                -0-         -0-
                             -----------         ---------        ------    -----------          ---------      ------
           Diluted EPS       $(1,026,083)        8,323,697        $(0.12)   $  (809,774)         7,883,732      $(0.10)
                             ===========         =========        ======    ===========          =========      ======

NOTE 9:           EQUITY INVESTMENTS
                  ------------------

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

                  On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN's equity and a seat on EMN's board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company's success in finding adequate financing. As part of the renegotiation the Company resigned its seat on EMN's board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of June 30, 2002 and 2001.

NOTE 10:          NOTES PAYBLE
                  ------------

                  LONG-TERM BORROWINGS
                  --------------------

                  At June 30, 2002, the Company owed $485,926 in long-term notes payable, of which $242,963 was classified as the current portion due of notes payable. These promissory notes were amended and restated on August 31, 2001, in connection with the private placement of the Company's 8% Series B Preferred Stock, with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  RELATED PARTY NOTES PAYABLE
                  ---------------------------

                  At June 30, 2002, the Company owed $196,644 in related party notes payable. These promissory notes were amended and restated on August 31, 2001 with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

                  During March 2002, the Company borrowed $2,341 from Randall Smith, the Company's Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

                  During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company's Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

NOTE 11:          CONVERTIBLE NOTES
                  -----------------

                  During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of June 30, 2002 approximately $412,500 of the Convertible Notes had been converted into 330,000 shares of common stock of the Company leaving an outstanding balance of $450,000.

                  The Company is currently in default on interest payments owed totaling $11,280 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

                  During the first six months of 2001, the Company issued 12% Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $218,440 associated with the offering of which $148,190 is attributable to warrants issued to the placement agent as additional compensation that were valued using the Black-Scholes method. The net proceeds to the Company were $1,484,750 with the cash compensation costs of $70,250 accrued at June 30, 2002, and $60,000 of accrued expenses due to the placement agent converted as part of the private placement of the 12% Convertible Notes Payable. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share. EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires Company's to record interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

                  The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $184,236 was in default effective March 3, 2002. Accrued interest totaled $263,880 on June 30, 2002.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

NOTE 12:          COMMITMENTS AND CONTINGENCIES
                  -----------------------------

                  The Company currently leases office space under operating leases. The minimum future lease payments required under the Company's operating leases at June 30, 2002 are as follows:

                          2002                  $33,450
                          2003                   44,600
                          2004                        0
                          2005                        0
                          2006                        0
                                                -------
                          Total                 $78,050
                                                =======

                  In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $78,565 and $77,986 for the six months ended June 30, 2002 and 2001.

                  CONTINGENT LIABILITIES
                  ----------------------

                  On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000 that was made on or about July 5, 2001. The Company does not expect to incur any additional liability in this bankruptcy proceeding.

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  EMPLOYMENT AGREEMENTS
                  ---------------------

                  During 2001, the Company entered into three-year employment agreements with its Chairman/Chief Technology Officer and Chief Financial Officer with compensation for up to six months if terminated under certain conditions. Under separate stock option agreements entered into concurrently with their employment agreements, the Chairman/Chief Technology Officer and Chief Financial Officer were granted incentive stock options to purchase 210,000 shares of common stock at the market price per share respectively.

                  During June 2002, the Company entered into a one-year employment agreement with its President and Chief Executive Officer. The Company concurrently entered into stock options agreements that provide for 50,000 options to be issued at the time of execution with additional options issued based on the achievement of certain operating parameters that include revenue and operating cash flow performance.

                  FINANCIAL ADVISORY AGREEMENT
                  ----------------------------

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

NOTE 13:          RELATED PARTY TRANSACTIONS
                  --------------------------

                  During March 2002, the Company borrowed $2,341 from Randall Smith, the Company's Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

                  During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company's Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

                  Cornelis F. Wit, our President and Chief Executive Officer and a member of our Board of Directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which were closed between June 1999 and January 2001. Guus van Kesteren, a member of our Board of Directors, is a consultant for Noesis Capital Corp.

                  In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the periods ended June 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of the Company and Messrs. Wit and van Kesteren effective June 30, 2002, and a new agreement with identical terms was entered into on the same date with Mr. van Kesteren only.

                  On April 5, 2002, Cornelis F. Wit, President and Chief Executive Officer and a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

                  On April 5, 2002, Guus van Kesteren a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

                  On January 30 2002, Noesis N.V., one of our stockholders, invested $90,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

                  On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our stockholders. One of our directors, Mr. Wit, at that time, was President of Corporate Finance of Noesis Capital Corp., an affiliate of Noesis N.V., and remains a consultant to the firm. The promissory note bore interest rate at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002.

NOTE 14:          POST-RETIREMENT EMPLOYEE BENEFITS
                  ---------------------------------

                  The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 15:          STOCKHOLDERS' EQUITY (DEFICIT)
                  ------------------------------

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

                  As of June 30, 2002 the Company had the following outstanding securities:

                  |_|   8,323,697 shares of Common Stock issued and outstanding;

                  |_| 14,274,428 warrants issued and outstanding to purchase shares of our common stock;

                  |_| 4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and

                  |_| 200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding

                  |_| 79,950 shares of our Series C Convertible Preferred Stock issued and outstanding

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

                  The designations, rights and preferences of the Series A Convertible Preferred Stock include:

                  |_|   the shares are not redeemable,

                  |_| each share of Series A Convertible Preferred Stock is convertible into shares of our Common Stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Convertible Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

                  |_| the shares of Series A Convertible Preferred Stock currently pay a dividend at a rate of 5.00% per annum, payable semi-annually, on January 1 and July 1 of each year,

                  |_| in the event of our liquidation or winding up, each share of Series A Convertible Preferred Stock carries a liquidation preference equal to $1.50 per share,

                  |_| each share of Series A Convertible Preferred Stock has full voting rights, share for share, with the then outstanding Common Stock on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock.

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  |_| the holders of the Series A Convertible Preferred Stock were granted certain demand and piggy-back registration rights covering the shares of our Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock into Common Stock of the Company.

                  |_| the holders of the 5% Series A Convertible Preferred Stock are entitled to vote two of the five members of the Company's Board of Directors.

                  There were $514,716 and $309,354 of accrued and unpaid dividends on the Series A Convertible Preferred Stock at June 30, 2002 and 2001, respectively.

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

                  The designations, rights and preferences of the Series B Convertible Preferred Stock include:

                  |_|   the stated value of each share is $10.00 per share,

                  |_|   the shares are not redeemable,

                  |_| each share of Series B Convertible Preferred Stock is convertible into shares of our Common Stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our Common Stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Convertible Preferred Stock to convert in the event the closing bid price of our Common Stock exceeds $0.50 for 20 consecutive trading days, and our Common Stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock has been declared effective,

                  |_| The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

                  |_| the shares of Series B Convertible Preferred Stock pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series B Preferred Stock. Dividends are cumulative,

                  |_| each share of Series B Convertible Preferred Stock will rank senior to our Series A Convertible Preferred Stock,

                  |_| in the event of our liquidation or winding up, each share of Series B Convertible Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


                  |_| the holders of the Series B Convertible Preferred Stock are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series B Convertible Stock,

                  |_| the holders of the Series B Convertible Preferred Stock were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock,

                  |_| the holders of the 8% Series B Convertible Preferred Stock are entitled to vote one of the five members of the Company's Board of Directors.

                  There were arrearages of $130,599 and $-0- on the Series B Convertible Preferred Stock for undeclared dividends as of June 30, 2002 and 2001.

                  SERIES C CONVERTIBLE PREFERRED STOCK
                  ------------------------------------

                  In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock. The 8% Series C Preferred Stock was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 31, 2002. To date, the Company has issued 79,950 shares of the Series C Convertible Preferred Stock with net proceeds of approximately $552,944. At June 30 2002 the Company was still actively marketing the Series C Preferred Stock Private Placement to accredited investors.

                  The designations, rights and preferences of the Series C Convertible Preferred Stock include:

                  |_|   the stated value of each share is $10.00 per share,

                  |_|   the shares are not redeemable,

                  |_| each share of Series C Convertible Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Convertible Preferred Stock by $0.25, which is the Series C Conversion Price.The Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Convertible Preferred Stock will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Convertible Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Convertible Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

                  |_| The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  |_| the shares of Series C Convertible Preferred Stock pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series C Preferred Stock. Dividends are cumulative,

                  |_| each share of Series C Convertible Preferred Stock will rank pari passu with our Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock,

                  |_| in the event of our liquidation or winding up, each share of Series C Convertible Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

                  |_| the holders of the Series C Convertible Preferred Stock are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series C Convertible Stock,

                  |_| the holders of the Series C Convertible Preferred Stock were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series C Convertible Preferred Stock,

                  |_| the holders of the Series C Convertible Preferred Stock are entitled to vote two of the seven members of the Company's Board of Directors.

                  There were arrearages of $12,095 and $-0- on the Series C Convertible Preferred Stock for undeclared dividends as of June 30, 2002 and 2001.

                  WARRANTS
                  --------

                  We have issued and outstanding warrants to purchase a total of 13,194,428 shares of our Common Stock, including:

                  |_| warrants to purchase 2,359,832 shares of our Series A Preferred Stock at an exercise price of $2.00 per share expiring in December 2002 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

                  |_| warrants to purchase 8,000,000 shares of our Common Stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

                  |_| warrants to purchase 1,235,596 shares of our Common Stock at exercise prices ranging from $.30 to $10.00 per share expiring through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

                  |_| warrants to purchase 1,599,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

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

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                2002            2001
-----------------------------------------                ----            ----
Net loss available to common stockholders
    As reported                                        $(2,013)        $(2,345)
    Pro forma                                          $(2,021)        $(2,567)
Basic and diluted net loss per share
    As reported                                         $(0.24)         $(0.30)
    Pro forma                                           $(0.24)         $(0.33)

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

                  The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

                                                2002              2001
                                                ----              ----
Risk-free interest rate                        5.00%             5.00%
Expected years until exercise                6 Years           6 Years
Expected stock volatility                    150.0 %            150.0%
Dividend yield                                    0%                0%

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

                  The Company's share option activity and related information is summarized below:

                                               PERIOD ENDED JUNE 30,            YEAR ENDED DECEMBER 31,
                                                      2002                                2001
                                          -----------------------------      ---------------------------------
                                                                WEIGHTED                              WEIGHTED
                                                                AVERAGE                               AVERAGE
                                                                EXERCISE                              EXERCISE
                                            OPTIONS              PRICE         OPTIONS                  PRICE
                                            -------              -----         -------                  -----
Outstanding at beginning of period         3,584,039             $1.33        3,316,006                 $2.28
             Granted                          25,000             $0.35        2,089,500                 $0.48
             Exercised                           -0-             $0.00           20,000                 $0.80
             Cancelled                     1,241,998             $1.38        1,801,467                 $2.09
                                           ---------                          ---------                 -----

Outstanding at end of period               2,367,041             $0.77        3,584,039                 $1.33
                                           =========             =====        =========                 =====
Exercisable at end of period               1,943,703             $1.22        2,636,372                 $1.47
                                           =========             =====        =========                 =====

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

                  The following table summarizes information about stock options outstanding at June 30, 2002:

                                        OUTSTANDING                                       EXERCISABLE
                            ------------------------------------------------------------------------------
                                              WEIGHTED
                                               AVERAGE
                                             REMAINING        WEIGHTED                           WEIGHTED
                                              YEARS OF         AVERAGE                            AVERAGE
RANGE OF                     NUMBER OF     CONTRACTUAL        EXERCISE          NUMBER OF        EXERCISE
EXERCISE PRICES                OPTIONS            LIFE           PRICE            OPTIONS           PRICE
---------------                -------            ----           -----            -------           -----
$0.25 - $0.47                1,041,501            4.72           $0.41            704,831           $0.40
$0.50 - $0.83                  532,334            7.17           $0.55            445,666           $0.55
$1.00 - $2.50                  789,206            3.56           $1.73            789,206           $1.73
$2.61 - $5.50                    4,000            7.09           $2.75              4,000           $2.75

                  OTHER STOCK BASED COMPENSATION
                  ------------------------------

                  During 2001, the Company issued an aggregate of 126,340 shares of common stock to employees and advisors with a fair market value of $97,858 for services rendered under employment and consulting agreements.

                  During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $7,384 during the six months ended June 30, 2002 in connection with the warrant grants.

NOTE 16:          OMNITRIAL, B.V. BANKRUPTCY
                  --------------------------

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

NOTE 17:          INCOME TAXES
                  ------------

                  Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                    6/30/02           6/30/01
                                                                    -------           -------
                 Current tax expense (benefit):
                             Income tax at statutory rates        $     -0-           $     -0-
                                                                  =========           =========
                 Deferred tax expense (benefit):
                             Amortization  of  goodwill  and            -0-             (35,320)
                             covenant
                             Operating loss carryforward           (546,806)           (575,411)
                                                                  ---------           ---------
                                                                   (546,806)           (610,731)
                 Valuation allowance                                546,806             610,731
                                                                  ---------           ---------
                 Total tax expense (benefit)                      $     -0-           $     -0-
                                                                  ========            =========

                             OMNICOMM SYSTEMS, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)



                  The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

                                                                     6/30/02             12/31/01
                                                                     -------             --------
                 Deferred tax assets:
                 Amortization of intangibles                    $   283,698           $    283,698
                 Operating loss carryforwards                     5,088,372              4,257,868
                                                                -----------           ------------
                             Gross deferred tax assets            5,372,070              4,541,566
                             Valuation allowance                 (5,372,070)            (4,541,566)
                                                                -----------           ------------
                             Net deferred tax asset             $       -0-           $        -0-
                                                                ===========           ============

                  The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $11,850,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
------------------------------------------------------------------

GENERAL

The following information should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and other information set forth in this report.

FORWARD-LOOKING STATEMENTS
--------------------------

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

THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

REVENUES

Revenues for the period ended June 30, 2002 were $225,973 compared to $57,179 for the same period in 2001. The increase can be attributed to increased success we have experienced in marketing TrialMaster. In particular, we found the markets increasingly receptive to utilizing EDC services during the second half of 2001 and we have continued building upon this momentum both through the acquisition of new clients and more importantly via repeat engagements with existing clients. This is consistent with our expectation that the market will begin adopting EDC services more rapidly as early adopters bring increasing credibility to the market. We anticipate increasing the personnel dedicated to sales during the third quarter of 2002 and will begin targeting clinical research organizations and academic institutions on a more concentrated basis in an effort to broaden our exposure in the marketplace. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006. Web-based EDC has been around for approximately four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection. Revenues associated with our Internet-based clinical trial products were approximately $225,973 and $33,981 for 2002 and 2001 respectively. Systems integration revenues in 2001 were approximately $23,198 compared to $0 in 2002. We do not expect any systems integration revenues in 2002.

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

COST OF GOODS SOLD

Cost of goods sold increased to $202,934 in 2002 compared to $38,198. Approximately 43% of the expenses incurred in 2001 relate to our systems integration business and these expenses were eliminated in 2002 as we continued phasing out that line of our business. Cost of goods sold now relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production. In addition, we expect that use of TrialMaster V3.0, the latest release of our trial-building software will exponentially improve our ability to reduce our trial production related costs.

OTHER EXPENSES

SALARIES, BENEFITS AND RELATED TAXES

Salaries and related expenses are our biggest expense at 57% of total Other Expenses for the first quarter of 2002. Salaries and related expenses totaled $876,565 in 2002 compared to $995,097 in 2001. Total salaries increased by approximately 6% versus 2001 since a portion of total payroll is now accounted for in cost of goods sold. We currently employ approximately 18 employees out of our Davie, Florida corporate office. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during the second-half of fiscal 2002.

RENT & OCCUPANCY EXPENSES

Rent expense was $78,565 for fiscal 2002 compared with $77,986 for fiscal 2001. Although rent expense remained relatively constant, the components of the costs have changed. Our development office in Tampa was closed in March 2001 and that function was relocated to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

LEGAL AND PROFESSIONAL FEES

Legal and professional fees totaled $118,795 in 2002 compared with $100,917 during fiscal 2001. Key components of the 2002 amounts include $45,000 paid to our former placement agent for financial advisory services, $42,383 to our accountants for audit and tax related services, $9,653 in legal expenses related to various matters and $21,758 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

TRAVEL

We incurred $20,260 in travel expenses during fiscal 2002 compared to $42,210 during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

TELEPHONE AND INTERNET

Telephone and Internet related costs were reduced by $17,200 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We do not anticipate increases in access charges during fiscal 2002 based on our own existing communications infrastructure and our projected 2002 clinical trial workload.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SGA") were $53,484 during the second quarter of 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the efficient operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity.

INTEREST EXPENSE

Interest expense was $145,026 during 2002 versus $753,286 in fiscal 2001. During 2001 we entered into a private placement of 12% Convertible Notes. We recorded interest expense of $508,835 in connection with a "beneficial conversion feature" that was deemed to exist when the conversion price of some of the 12% Notes was issued at a discount to the prevailing market price of the stock. This expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

During 2001 we issued 176,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $108,773 as interest expense.

PREFERRED STOCK DIVIDENDS

During 2002 we issued 1,599,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $366,804 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $366,804 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of June 30, 2002. Dividends on our Series A Preferred Stock totaled $101,839 in 2002 compared to $102,059 for the comparable period in 2001. There were arrearages of $79,342 in Series B Preferred Stock dividends and $12,094 in Series C Preferred Stock dividends at June 30, 2002 and we therefore deducted $91,436 from Net Income (Loss) Attributable to Common Stockholders'.

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

Cash and cash equivalents decreased by $82,470 to $60,356 at June 30, 2002. This was the result of cash provided by financing activities of $552,944 offset by cash used in operating activities of approximately $635,414. The significant components of the activity include a loss from operations of approximately $1,453,111 offset by non-cash expenses of 135,943, increases in cash of $681,754 from changes in working capital accounts and approximately $552,944 we raised through the sale of debt and equity securities.

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

The Company is currently in default on interest payments owed totaling $11,280 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $199,103 was in default effective March 3, 2002. Total accrued interest was $263,880 at June 30, 2002.

The Company has incurred approximately $221,000 in payroll taxes during the first and second quarters of fiscal 2002 that had not been paid as of June 30, 2002. Those payroll taxes became legal responsibilities when incurred and will be required to be paid during the third quarter of 2002.

On March 28, 2002 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our Series C Convertible Preferred Stock. Gross proceeds to date have totaled $799,500 and we have accrued $246,556 in transaction related fees leaving net proceeds of approximately $552,944. In September 2001 we completed a private placement of our Series B Preferred Stock that resulted in $2,000,000 in gross proceeds.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2002, there is doubt about the Company's ability to continue as a going concern.

THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

REVENUES

Revenues for the three months ended June 30, 2002 were $121,951 compared to $16,084 for the same period in 2001. Revenues associated with our Internet-based clinical trial products were approximately $121,951 and $14,805 for 2002 and 2001 respectively. Systems integration revenues in 2001 were approximately $1,279 compared to $0 in 2002. We do not expect any systems integration revenues in 2002.

COST OF GOODS SOLD

Cost of goods sold increased to $78,225 in 2002 compared to $21,713. Cost of goods sold now relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

Cost of goods sold should remain constant from the levels experienced during the second quarter of 2002 for the short-term. We expect that increases in production work will be offset by the use of our new trial-building software. In the long-term we expect cost of goods sold to decrease on a percentage basis as we achieve higher levels of productivity in our production department.

OTHER EXPENSES

SALARIES, BENEFITS AND RELATED TAXES

Salaries and related expenses are our biggest expense at 62% of total Other Expenses for the first quarter of 2002. Salaries and related expenses totaled $438,952 in 2002 compared to $431,858 in 2001. Total salaries increased by 14% versus 2001 since a portion of total payroll is now accounted for in cost of goods sold.

RENT & OCCUPANCY EXPENSES

Rent expense was $38,345 for fiscal 2002 compared with $36,610 for fiscal 2001. Although rent expense remained relatively constant, the components of the costs have changed. Our development office in Tampa was closed in March 2001 and that function was relocated to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

LEGAL AND PROFESSIONAL FEES

Legal and professional fees totaled $36,869 in 2002 compared with $58,419 during fiscal 2001. Key components of the 2002 amounts include $22,500 paid to our former placement agent for financial advisory services, $5,000 to our accountants for audit and tax related services, $203 in legal expenses related to various matters and $9,166 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

TRAVEL

We incurred $5,814 in travel expenses during fiscal 2002 compared to $(980) during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

TELEPHONE AND INTERNET

Telephone and Internet related costs were reduced by $6,286 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We do not anticipate increases in access charges during fiscal 2002 based on our own existing communications infrastructure and our projected 2002 clinical trial workload.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SGA") were $34,739 during the second quarter of 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

INTEREST EXPENSE

Interest expense was $72,982 during 2002 versus $82,649 in fiscal 2001.

PREFERRED STOCK DIVIDENDS

During the second quarter of 2002 we issued 1,150,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $263,805 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $263,805 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of June 30, 2002. Dividends on our Series A Preferred Stock totaled $51,202 in 2002 compared to $51,200 for the comparable period in 2001. There were dividend arrearages incurred during the second quarter of 2002 of $39,890 on our Series B Preferred Stock and $10,063 on our Series C Preferred Stock dividends and we therefore deducted $49,953 from Net Income (Loss).

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)       EXHIBITS.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.       DESCRIPTION
-----------       -----------


   10.7 Employment Agreement and Stock Option Agreement between OmniComm and Cornelis F. Wit dated June 1, 2002.

   10.8           Consulting Agreement between OmniComm and David Ginsberg, D.O.
                  dated June 13, 2002.

   99.1           Section 906 of the Sarbanes-Oxley Act of 2002
                  Certification of Cornelis F. Wit, CEO

   99.2           Section 906 of the Sarbanes-Oxley Act of 2002
                  Certification of Ronald T Linares, CFO



        (b)       REPORTS ON FORM 8-K.
                  NONE.

                                   SIGNATURES
                                   ----------

IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

OMNICOMM SYSTEMS, INC.
----------------------
REGISTRANT
----------

By:      /s/Cornelis F. Wit, Director, Chief Executive Officer and President
         -------------------------------------------------------------------
Date:    August 12, 2002
         ---------------


By:      /s/Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
         ---------------------------------------------------------------------------------------
Date:    August 12, 2002
         ---------------