Form 10QSB
period 2002-09-30
OMNICOMM SYSTEMS INC
filed 2002-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________ to _______

Commission file number: 0-25203

OMNICOMM SYSTEMS, INC.

(Name of small business issuer in its charter)

Delaware	11-3349762

(State of incorporation)	(IRS employer Ident. No.)

2555 Davie Road, Suite 110-B, Davie, Florida	33317

(Address of principal office)	(Zip Code)

Registrant’s telephone number: (954) 473-1254

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     The number of shares outstanding of each of the issuer’s classes of equity as of September 30, 2002: 8,323,697 common stock $.001 par value, 4,215,224 5% Series A Preferred stock, $.001 par value, 200,000 Series B Preferred Stock, $.001 par value, 126,150 Series C Preferred Stock, $.001 par value.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,467	$142,826
Accounts receivable	180,102	65,705
Prepaid expenses	9,320	2,095

Total current assets	204,889	210,626
PROPERTY AND EQUIPMENT, net	301,655	421,512
OTHER ASSETS
Intangible assets, net	-0-	48,452
Other assets	12,997	5,500

TOTAL ASSETS	$519,541	$686,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,063,753	$1,026,919
Notes payable – current	262,963	242,963
Notes payable related party- current	98,322	98,322
Deferred revenue	155,023	83,085

Total current liabilities	2,580,061	1,451,289
CONVERTIBLE DEBT	2,065,000	2,065,000
NOTES PAYABLE, net of current portion	242,963	242,963
NOTES PAYABLE RELATED PARTY, net of current portion	98,322	98,322

TOTAL LIABILITIES	4,986,346	3,857,574

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock — $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, — $.001 par value. 230,000 shares authorized, 200,000 and 200,000 issued and outstanding, respectively; liquidation preference $2,000,000 and $2,000,000, respectively	200	200

Series C convertible preferred stock, — $.001 par value. 747,500 shares authorized, 126,150 and –0- issued and outstanding, respectively; liquidation preference $1,261,500 and $-0-, respectively	126	-0-

5% Series A convertible preferred stock — $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 8,323,697 issued and outstanding, after deducting 620,951 shares of treasury stock, at $.001 par value	8,944	8,944
Additional paid in capital — preferred	6,487,299	5,519,282
Additional paid in capital – common	9,192,567	8,613,635
Less: Treasury stock, cost method, 620,951 and 620,951 – shares, respectively	(293,912)	(293,912)
Accumulated deficit	(19,786,606)	(16,932,609)
Deferred compensation	(78,498)	(90,099)
Subscriptions receivable	(1,140)	(1,140)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,466,805)	(3,171,484)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$519,541	$686,090

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$319,351	$102,740	$93,378	$45,561
Cost of sales	249,104	89,810	46,170	51,613

Gross margin	70,247	12,930	47,208	(6,052)
Other expenses
Salaries, benefits and related taxes	1,299,588	1,406,637	423,023	411,541
Rent & occupancy expenses	119,391	146,115	40,827	68,128
Consulting – medical advisory	81,731	-0-	67,308	-0-
Consulting – marketing sales	582	11,984	-0-	11,984
Consulting – product development	-0-	21,125	-0-	21,125
Legal and professional fees	153,567	134,696	34,772	33,779
Travel	29,486	48,739	9,226	6,529
Telephone and internet	56,868	78,032	16,812	20,776
Selling, general and administrative	96,767	83,858	43,283	31,983
Asset impairment	-0-	9,127	-0-	9,127
Interest expense, net	218,781	848,199	73,755	94,549
Depreciation and amortization	168,313	250,220	39,919	67,287

Total other expenses	2,225,074	3,038,732	748,924	776,808

(Loss) before taxes and preferred dividends	(2,154,827)	(3,025,802)	(701,716)	(782,860)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(2,154,827)	(3,025,802)	(701,716)	(782,860)

Preferred stock dividends, including deemed dividends of $578,767 and $200,492 for the nine and three months ended September 30, 2002, and dividends in arrears of $119,671 and $40,329 on the Series B Preferred Stock for the nine and three months ended September 30, 2002 and $30,392 and $18,298 on the Series C Preferred Stock for the nine and three months ended September 30, 2002	(870,961)	(164,859)	(310,882)	(62,801)

Net income (loss) attributable to common stockholders	$(3,025,787)	$(3,190,661)	$(1,012,598)	$(845,661)

Net (loss) per share	$(0.36)	$(0.41)	$(0.12)	$(0.10)

Weighted average number of shares outstanding	8,323,697	7,857,571	8,323,697	8,082,386

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,154,827)	$(3,025,802)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	168,313	250,220
Common stock issued for services	-0-	118,221
Interest expense from beneficial conversion feature on 12% convertible note	-0-	508,835
Amortization of deferred compensation	11,601	3,038
Interest expense on detachable warrants	165	128,726
Asset impairment	-0-	9,127
Change in assets and liabilities:
Accounts receivable	(114,397)	(15,294)
Prepaid expenses	(7,225)	(8,323)
Intangible assets	-0-	(70,250)
Other assets	(7,500)	-0-
Accounts payable and accrued expenses	916,429	(59,381)
Deferred revenue	71,938	14,152

Net cash provided by (used in) operating activities	(1,115,503)	(2,146,731)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-0-	(79,085)

Net cash provided by (used in) operating activities	-0-	(79,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from convertible notes, net of issuance costs	-0-	794,900
Payments on notes payable	(3,841)	(50,000)
Proceeds from notes payable	23,841	490,000
Proceeds from issuance of common stock	-0-	4,200
Issuance of Series C convertible preferred stock, net of issuance costs	968,144	1,737,018
Proceeds from stock option exercise	-0-	16,000

Net cash provided by (used in) financing activities	988,144	2,992,118

Net increase (decrease) in cash and cash equivalents	(127,539)	766,302
Cash and cash equivalents at beginning of period	142,826	90,958

Cash and cash equivalents at end of period	$15,467	$857,260

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	For the nine months ended
	September 30,

	2002	2001

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$22,560	$23,657

Non-cash Transactions
Conversion of convertible notes payable into shares of common stock	$-0-	$37,500
Common stock issued in exchange for notes payable and accrued interest	$-0-	$313,436
Conversion of notes payable into 12% convertible notes	$-0-	$760,000
Shares issued as collateral for a note payable	$-0-	$75,000
Conversion of Series A preferred stock into shares of common stock	$-0-	$45,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster® software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of September 30, 2002, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $155,024 in deferred revenues relating to contracts for services to be performed over periods ranging from 4 months to 4 years.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $155,024 in deferred revenue relating to contracts for services to be performed over periods ranging from 4 months to 4 years.

ADVERTISING

Advertising costs are expenses as incurred. Advertising costs were $9,983 and $7,650 for the periods ended September 30, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $366,615 in 2002 and $287,468 in 2001 for the nine months ended September 30.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
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

EARNINGS PER SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 8,323,697 and 7,857,571 for the nine months ended September 30, 2002 and 2001 and 8,323,697 and 8,082,386 for the three months ended September 30, 2002 and 2001, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,543,539 shares of common stock at prices ranging from $.25 to $5.50 per share were outstanding at September 30, 2002. Stock warrants to purchase 14,118,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at September 30, 2002. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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
September 30, 2002
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

SFAS 141 requires all business combinations initiated after September 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, “Business Combination’s", and Statement of Financial Accounting Standards No. 38, “Accounting for Preacquisition Contingencies” of purchased Enterprises, and is effective for all business combinations initiated after September 30, 2001.

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

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after September 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 143 effective January 1, 2002.

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

As a result, the financial statements of OmniComm Systems as of September 30, 2001 and for the period then ended have been restated to reflect the utilization of the Black-Scholes pricing model where applicable. The effect of the restatement was to increase additional paid in capital by $690,563, increase deferred compensation by $49,964 and increase accumulated deficit by $640,599 resulting in no change to the total stockholders’ equity as of September 30, 2001; and to increase the net loss attributable to common stockholders by $640,599, a non-cash charge, for the nine months ended September 30, 2001.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
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

During 2001 we issued 230,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $128,726 as interest expense.

A summary of the effects of the restatement is as follows;

At September 30, 2001	As Previously Reported	As Restated

Series A preferred stock	$4,215	$4,215
Common stock	8,965	8,965
Additional paid in capital — common	3,866,935	4,557,498
Additional paid in capital – preferred	5,544,782	5,544,782
Accumulated deficit	(11,477,757)	(12,118,356)
Treasury stock	(293,912)	(293,912)
Deferred compensation	-0-	(49,964)
Subscriptions receivable	(1,140)	(1,140)

Stockholders’ equity	$(2,347,712)	$(2,347,712)

For the nine months ended September 30, 2001	As Previously Reported	As Restated

Salaries, benefits and related taxes	$1,403,599	$1,406,637
Interest expense	215,034	848,199
Rent	141,719	146,115
Net loss	(2,385,203)	(3,025,802)
Net loss attributable to common stockholders	$(2,550,062)	$(3,190,661)
Basic and diluted net loss per common share	$(0.32)	$(0.41)

For the three months ended September 30, 2001	As Previously Reported	As Restated

Salaries, benefits and related taxes	$410,484	$411,541
Interest expense	79,356	94,548
Rent	63,732	68,128
Net loss	(762,214)	(776,808)
Net loss attributable to common stockholders	$(825,015)	$(845,661)
Basic and diluted net loss per common share	$(0.10)	$(0.10)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2002, there is doubt about the Company’s ability to continue as a going concern.

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

	September 30, 2002

		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	301,888

	$509,927	$509,927

	December 31, 2001

		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	253,436

	$509,927	$461,475

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

During the year ended December 31, 2001, the Company issued Convertible Notes with gross proceeds totaling $1,615,000. The Company recorded total debt acquisition fees of $218,440 of which $70,250 were to be paid in cash and $148,190 were deemed additional compensation derived from 323,000 stock warrants issued to the placement agent as additional compensation. The debt acquisition costs were amortized ratably over the term of the notes. Amortization expense of the debt acquisition costs totaled $48,552 for the nine months ended September 30, 2002. Approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $12,500 (original cost) of the convertible notes into common stock of the Company during 2001.

NOTE 6: PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2002		December 31, 2001

		Accumulated		Accumulated	Estimated
	Cost	Depreciation	Cost	Depreciation	Useful Lives

Computer and office equipment	$420,298	$232,401	$420,298	$169,408	5 years
Leasehold improvements	3,299	1,227	3,299	734	5 years
Computer software	260,287	167,367	260,287	117,349	3 years
Office furniture	42,350	23,584	42,350	17,231	5 years

	$726,234	$424,579	$726,234	$304,722

Depreciation expense for the periods ended September 30, 2002 and 2001 was $119,859 and $107,193 respectively.

NOTE 7: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2002 and December 31, 2001:

	9/30/02	12/31/01

Accounts payable	$322,941	$155,531
Accrued payroll and related costs	398,481	41,818
Other accrued expenses	273,234	77,083
Accrued interest	408,296	212,089
Accrued dividends	533,283	412,879
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$2,063,753	$1,026,919

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000, 2001 and 2002 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock. Accrued payroll and related costs includes approximately $342,251 in past due payroll taxes accrued during the first and second quarter that the Company has not yet paid, but are considered legal obligations of the Company.

NOTE 8: EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 36,482,116 have been omitted from the calculation of dilutive EPS for the period ended September 30, 2002. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

	Nine Months Ended September 2002			Nine Months Ended September 30, 2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(3,025,787)	8,323,697	$(0.36)	$(3,190,661)	7,857,571	$(0.41)
Effect of Dilutive Securities None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(3,025,787)	8,323,697	$(0.36)	$(3,190,661)	7,857,571	$(0.41)

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,012,598)	8,323,697	$(0.12)	$(825,015)	8,082,386	$(0.10)
Effect of Dilutive Securities None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,012,598)	8,323,697	$(0.12)	$(825,015)	8,082,386	$(0.10)

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

On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN’s equity and a seat on EMN’s board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company’s success in finding adequate financing. As part of the renegotiation the Company resigned its seat on EMN’s board and offered to sell its 10% interest back to EMN. The Company accounts for its investment in EMN under the cost method of accounting. The Company has established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of September 30, 2002 and 2001.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

NOTE 10: NOTES PAYBLE

Long-Term Borrowings

At September 30, 2002, the Company owed $505,926 in long-term notes payable, of which $262,963 was classified as the current portion due of notes payable. Promissory notes totaling $485,926 were amended and restated on August 31, 2001, in connection with the private placement of the Company’s 8% Series B Preferred Stock, with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

Related Party Notes Payable

At September 30, 2002, the Company owed $196,644 in related party notes payable. These promissory notes were amended and restated on August 31, 2001 with new terms which include an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 31, 2003.

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company’s Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

NOTE 11: CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of September 30, 2002 approximately $412,500 of the Convertible Notes had been converted into 330,000 shares of common stock of the Company leaving an outstanding balance of $450,000.

The Company is currently in default on interest payments owed totaling $33,573 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

During the first six months of 2001, the Company issued 12% Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $218,440 associated with the offering of which $148,190 is attributable to warrants issued to the placement agent as additional compensation that were valued using the Black-Scholes method. The net proceeds to the Company were $1,484,750 with the cash compensation costs of $70,250 accrued at September 30, 2002, and $60,000 of accrued expenses due to the placement agent converted as part of the private placement of the 12% Convertible Notes Payable. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share. EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, requires Company’s to record interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $184,236 was in default effective March 3, 2002. Accrued interest totaled $312,728 on September 30, 2002.

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases. The minimum future lease payments required under the Company’s operating leases at September 30, 2002 are as follows:

2002	$16,725
2003	44,600
2004	0
2005	0
2006	0

Total	$61,325

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $119,391 and $146,115 for the nine months ended September 30, 2002 and 2001.

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

In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleged we owed him more than $100,000 for back payment of salary according to the terms of his employment contract. We disputed Mr. Gordon’s allegations and vigorously defended this lawsuit. As part of its defense, the Company filed a counterclaim against Mr. Gordon and a counter-suit against his wife. The parties entered into a settlement agreement on August 19, 2002. The parties subsequently filed and the court accepted a Joint Stipulation for Dismissal With Prejudice on September 6, 2002.

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
September 30, 2002
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

FINANCIAL ADVISORY AGREEMENT

During March 2002, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees during the one-year term of the agreement.

NOTE 13: RELATED PARTY TRANSACTIONS

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002.

During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company’s Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

Cornelis F. Wit, our President and Chief Executive Officer and a member of our Board of Directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which were closed between September 1999 and January 2001. Guus van Kesteren, a member of our Board of Directors, is a consultant for Noesis Capital Corp.

In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the periods ended September 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of the Company and Messrs. Wit and van Kesteren effective June 30, 2002.

On April 5, 2002, Cornelis F. Wit, President and Chief Executive Officer and a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

On April 5, 2002, Guus van Kesteren a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

On January 30 2002, Noesis N.V., one of our stockholders, invested $90,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum.

From time to time we have borrowed funds from Mr. van Kesteren, including:

•	between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

•	between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003.

•	in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the Units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

•	in conjunction with these various loans, we have granted Mr. van Kesteren warrants to purchase an aggregate of 70,700 shares of our Common Stock at exercise prices ranging from $.30 to $2.25 per share.

The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our stockholders. One of our Directors, Mr. Wit, was President of Corporate Finance of Noesis Capital Corp., an affiliate of Noesis N.V., and remains a consultant to the firm. The promissory note bore interest rate at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

NOTE 14: POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS’s 106 or 112.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

NOTE 15: STOCKHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 150,000,000 shares of Common Stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as Series A Convertible Preferred Stock, 230,000 shares have been designated as Series B Convertible Preferred Stock and 747,500 shares have been designated as Series C Convertible Preferred Stock.

As of September 30, 2002 the Company had the following outstanding securities:

•	8,323,697 shares of Common Stock issued and outstanding;

•	14,274,428 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and

•	200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding

•	126,150 shares of our Series C Convertible Preferred Stock issued and outstanding

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

5% Series A Convertible Preferred Stock

In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 19, 1999. Between September 1999 and January 2000 the Company issued 4,263,500 shares of the Series A Preferred with net proceeds of $4,018,843.

The designations, rights and preferences of the Series A Preferred include:

•	the shares are not redeemable,

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

•	each share of Series A Preferred is convertible into shares of our Common Stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

•	the shares of Series A Preferred pay a dividend at a rate of 5% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series A Preferred Stock. Dividends are cumulative,

•	in the event of our liquidation or winding up, each share of Series A Preferred carries a liquidation preference equal to $1.50 per share,

•	each share of Series A Preferred has full voting rights, share for share, with the then outstanding Common Stock on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock.

•	the holders of the Series A Preferred were granted certain demand and piggy-back registration rights covering the shares of our Common Stock issuable upon the conversion of the Series A Preferred into Common Stock of the Company.

•	the holders of the 5% Series A Preferred are entitled to vote two of the five members of the Company’s Board of Directors.

There were $533,283 and $361,117 of accrued and unpaid dividends on the Series A Preferred at September 30, 2002 and 2001, respectively. In addition, there was an arrearage of $33,196 on the Series A Preferred for undeclared dividends on September 30, 2002.

Series B Convertible Preferred Stock

In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred”). The Series B Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on August 31, 2001. A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred to 230,000. During September 2001 the Company issued 200,000 shares of the Series B Preferred with net proceeds of $1,711,518.

The designations, rights and preferences of the Series B Preferred include:

•	the stated value of each share is $10.00 per share,

•	the shares are not redeemable,

•	each share of Series B Preferred is convertible into shares of our Common Stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our Common Stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Preferred to convert in the event the closing bid price of our Common Stock exceeds $0.50 for 20 consecutive trading days, and our Common Stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of Common Stock issuable upon conversion of the Series B Preferred has been declared effective,

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

•	The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

•	the shares of Series B Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series B Preferred. Dividends are cumulative,

•	each share of Series B Preferred will rank senior to our Series A Preferred and Pari Passu with our Series C Preferred Stock,

•	in the event of our liquidation or winding up, each share of Series B Preferred carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

•	the holders of the Series B Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series B Preferred,

•	the holders of the Series B Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series B Preferred,

•	the holders of the Series B Preferred are entitled to vote one of the five members of the Company’s Board of Directors.

There were arrearages of $170,927 and $-0- on the Series B Preferred for undeclared dividends as of September 30, 2002 and 2001.

Series C Convertible Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 31, 2002. To date, the Company has issued 126,150 shares of the Series C Preferred Stock with net proceeds of approximately $968,144. At September 30 2002 the Company was still actively marketing the Series C Preferred Private Placement to accredited investors.

The designations, rights and preferences of the Series C Preferred include:

•	the stated value of each share is $10.00 per share,

•	the shares are not redeemable,

•	each share of Series C Preferred is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Preferred by $0.25, which is the Series C Conversion Price. The Series C Preferred will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Preferred will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Preferred equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

•	The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

•	the shares of Series C Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series C Preferred. Dividends are cumulative,

•	each share of Series C Preferred will rank pari passu with our Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock,

•	in the event of our liquidation or winding up, each share of Series C Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

•	the holders of the Series C Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series C Preferred,

•	the holders of the Series C Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series C Preferred Stock,

•	the holders of the Series C Preferred are entitled to vote two of the seven members of the Company’s Board of Directors.

There were arrearages of $30,392 and $-0- on the Series C Convertible Preferred Stock for undeclared dividends as of September 30, 2002 and 2001.

Warrants

We have issued and outstanding warrants to purchase a total of 14,118,428 shares of our Common Stock, including:

•	warrants to purchase 2,359,832 shares of our 5% Series A Convertible Preferred Stock at an exercise price of $2.00 per share expiring in December 2002 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

•	warrants to purchase 8,000,000 shares of our Common Stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

•	warrants to purchase 1,235,596 shares of our Common Stock at exercise prices ranging from $.30 to $10.00 per share expiring periodically through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

•	warrants to purchase 2,523,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

Placement Agent’s Unit Purchase Option

Commonwealth Associates, L.P. acted as our placement agent in connection with the September 2001 private placement of units which included our Series B Convertible Preferred Stock. We issued Commonwealth Associates a seven year option to purchase 2.7 units, each unit consisting of 10,000 shares of Series B Convertible Preferred Stock and warrants to purchase 400,000 shares of Common Stock, exercisable at $100,000 per unit, as additional compensation.

Accounting for Stock Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and as permitted under SFAS 123 applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations in accounting for stock-based compensation plans. If the Company had elected to adopt optional recognition provisions of SFAS 123 for its stock option plans, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

(in thousands, except for per share data)	2002	2001

Net loss available to common stockholders
As reported	$(2,993)	$(3,191)
Pro forma	$(3,068)	$(3,413)
Basic and diluted net loss per share
As reported	$(0.36)	$(0.41)
Pro forma	$(0.37)	$(0.44)

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

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	2002	2001

Risk-free interest rate	5.00%	5.00%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	137.2%	150.0%
Dividend yield	0%	0%

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 5,000,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

The Company’s share option activity and related information is summarized below:

	Period ended		Year ended
	September 30, 2002		December 31, 2001

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,584,039	$1.33	3,316,006	$2.28
Granted	316,000	$0.26	2,089,500	$0.48
Exercised	-0-	$0.00	20,000	$0.80
Cancelled	1,356,500	$1.47	1,801,467	$2.09

Outstanding at end of period	2,543,539	$0.89	3,584,039	$1.33

Exercisable at end of period	2,136,870	$1.02	2,636,372	$1.47

The following table summarizes information about stock options outstanding at September 30, 2002:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.25 - $0.47	1,285,000	4.81	$0.38	964,998	$0.36
$0.50 - $0.80	467,333	7.10	$0.55	380,666	$0.56
$1.00 - $2.75	791,206	3.54	$1.72	791,206	$1.73

Other Stock Based Compensation

During 2001, the Company issued an aggregate of 126,340 shares of common stock to employees and advisors with a fair market value of $97,858 for services rendered under employment and consulting agreements.

During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $7,384 during the nine months ended September 30, 2002 in connection with the warrant grants.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

NOTE 17: INCOME TAXES

Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

	9/30/02	9/30/01

Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	(35,320)
Operating loss carryforward	(810,861)	(862,232)

	(810,861)	(897,522)
Valuation allowance	810,861	897,522

Total tax expense (benefit)	$-0-	$-0-

The tax effects of significant temporary differences, which comprise the deferred tax assets are as follows:

	9/30/02	12/31/01

Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	5,352,427	4,257,868

Gross deferred tax assets	5,636,125	4,541,566
Valuation allowance	(5,636,125)	(4,541,566)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $12,114,000. This loss is allowed to be offset against future income until the year 2021 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through 2002.

NOTE 18: INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period from January 1, 2002 to September 30, 2002 have been prepared by Management from the books and records of the Company, and reflect, in the opinion of Management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based software, TrialMaster®, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. We phased out the systems integration segment of our business during 2001. All of our personnel are involved in the development and marketing of TrialMaster.

The Nine Months Ended September 30, 2002 Compared With the Nine Months Ended September 30, 2001

Results of Operations

Revenues

Revenues for the period ended September 30, 2002 were $319,351 compared to $102,740 for the same period in 2001. The increase can be attributed to the increased success we have experienced in marketing TrialMaster. In particular, we found the markets increasingly receptive to utilizing EDC services during the second half of 2001 and we have continued building upon this momentum both through the acquisition of new clients and more importantly via repeat engagements with existing clients. This is consistent with our expectation that the market will begin adopting EDC services more rapidly as early adopters bring increased credibility to the market. The general weakness exhibited in the economy has not diminished the level of activity in new drug therapy research since the drug and medical device manufacturers are continuously forced to find replacements for therapies coming under the pressures exerted by the loss of patent protection. We do believe however that the broad perception that small, high-

technology firms are operating under severe financial constraints has caused slower adoption of EDC. We anticipate increasing the personnel dedicated to sales during the fourth quarter of 2002 and have begun targeting clinical research organizations (CRO’s) and academic institutions on a more concentrated basis in an effort to broaden our exposure in the marketplace. CRO’s have become more receptive to the EDC process during 2002 and we expect their adoption rate to continue increasing. We believe that the adoption of EDC by CRO’s is a significant factor to the overall success of EDC as a data collection tool. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006. Web-based EDC has been around for approximately four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection. Revenues associated with our Internet-based clinical trial products were approximately $319,351 and $79,542 for 2002 and 2001 respectively. Systems integration revenues in 2001 were approximately $23,198 compared to $0 in 2002. We do not expect any systems integration revenues in 2002.

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

Cost of Goods Sold

Cost of goods sold increased to $249,104 in 2002 compared to $89,810. Approximately 18% of the expenses incurred in 2001 relate to our systems integration business and these expenses were eliminated in 2002 as we continued phasing out that line of our business. Cost of goods sold now relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

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

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 58% of total Other Expenses for the first quarter of 2002. Salaries and related expenses totaled $1,299,588 in 2002 compared to $1,406,637 in 2001. Total salaries increased by approximately 4.6% versus 2001 since a portion of total payroll is now accounted for in cost of goods sold. We currently employ approximately 14 employees out of our Davie, Florida corporate office. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during the second-half of fiscal 2002.

Rent & Occupancy Expenses

Rent expense was $119,391 for fiscal 2002 compared with $146,115 for fiscal 2001. We have diminished our rent expense by closing our development office in Tampa in March 2001 and relocating that function to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

Legal and Professional Fees

Legal and professional fees totaled $153,567 in 2002 compared with $134,696 during fiscal 2001. Key components of the 2002 amounts include $67,500 paid to our placement agent for financial advisory services, $51,308 to our accountants for audit and tax related services, $10,214 in legal expenses related to various matters and $24,545 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

Travel

We incurred $29,486 in travel expenses during fiscal 2002 compared to $48,739 during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs were reduced by $21,164 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We anticipate reducing our total telecommunications expenses by approximately 40% starting in late 2002 by virtue of our change in long-distance and data line providers. We expect our annualized savings to approximate $30,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $96,767 during 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the efficient operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity.

Interest Expense

Interest expense was $218,781 during 2002 versus $848,199 in fiscal 2001. During 2001 we entered into a private placement of 12% Convertible Notes. We recorded interest expense of $508,835 in connection with a “beneficial conversion feature” that was deemed to exist when the conversion price of some of the 12% Notes was issued at a discount to the prevailing market price of the stock. This expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

During 2001 we issued 230,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $128,726 as interest expense.

Preferred Stock Dividends

During 2002 we issued 2,523,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $578,767 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $578,767 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2002. Dividends on our Series A Preferred Stock totaled $120,404 in 2002 compared to $151,513 for the comparable period in 2001. There were arrearages of $33,196 in 5% Series A Preferred Stock dividends, $170,927 in Series B Preferred Stock dividends and $30,392 in Series C Preferred Stock dividends at September 30, 2002. We deducted $183,260 from Net Income (Loss) Attributable to Common Stockholders’ for the nine months ended September 30, 2002 relating to undeclared Series A, B and C Preferred Stock dividends.

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

Cash and cash equivalents increased by $50,279 to $193,105 at September 30, 2002. This was the result of cash provided by financing activities of $988,144 offset by cash used in operating activities of approximately $937,865. The significant components of the activity include a loss from operations of approximately $2,154,827 offset by non-cash expenses of 180,079, increases in cash of $1,036,883 from changes in working capital accounts and approximately $968,144 we raised through the sale of debt and equity securities.

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

The Company is currently in default on interest payments owed totaling $33,573 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

The Company is currently in default in the repayment of principal and interest due on its 12% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make any required monetary payments. Principal of $1,615,000 together with accrued interest of $199,103 was in default effective March 3, 2002. Total accrued interest was $312,728 at September 30, 2002.

The Company has incurred approximately $342,252 in payroll taxes during the first and second quarters of fiscal 2002 that had not been paid as of September 30, 2002. Those payroll taxes became legal responsibilities when incurred and will be required to be paid beginning in the fourth quarter of 2002.

On March 28, 2002 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our Series C Convertible Preferred Stock. Gross proceeds to date have totaled $1,261,500 and we have accrued $293,356 in transaction related fees leaving net proceeds of approximately $968,144. In September 2001 we completed a private placement of our Series B Preferred Stock that resulted in $2,000,000 in gross proceeds.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2002, there is doubt about the Company’s ability to continue as a going concern.

The Three Months Ended September 30, 2002 Compared With the Three Months Ended September 30, 2001

Results of Operations

Revenues

Revenues for the three months ended September 30, 2002 were $93,378 compared to $45,561 for the same period in 2001. Revenues associated with our Internet-based clinical trial products were approximately $93,378 and $45,561 for 2002 and 2001 respectively. We did not record any systems integration revenues during either period and we do not expect any systems integration revenues on an on-going basis.

Cost of Goods Sold

Cost of goods sold decreased to $46,170 in 2002 compared to $51,613. Cost of goods sold for both periods was attributable to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

Cost of goods sold should remain constant from the levels experienced during the second quarter of 2002 for the short-term. We expect that increases in production related costs will be offset by the use of our new trial-building software. In the long-term we expect cost of goods sold to decrease on a percentage basis as we achieve higher levels of productivity in our production department.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 56.5% of total Other Expenses for the first quarter of 2002. Salaries and related expenses totaled $423,023 in 2002 compared to $411,541 in 2001. Total salaries was flat when compared to fiscal 2001 when comparing both the salaries and related costs from cost of goods sold and from general corporate sources for both periods.

Rent & Occupancy Expenses

Rent expense was $40,827 for fiscal 2002 compared with $68,128 for fiscal 2001. Rent expense has been diminished by closing our development office in Tampa during March 2001 and relocating that function to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

Legal and Professional Fees

Legal and professional fees totaled $34,772 in 2002 compared with $33,779 during fiscal 2001. Key components of the 2002 amounts include $22,500 paid to our placement agent for financial advisory services, $8,925 to our accountants for audit and tax related services, $561 in legal expenses related to various matters and $2,786 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2001.

Travel

We incurred $9,226 in travel expenses during fiscal 2002 compared to $6,529 during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel expenses to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs were reduced by $3,964 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We do not anticipate increases in access charges during fiscal 2002 based on our own existing communications infrastructure and our projected 2002 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $43,283 during the second quarter of 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

Interest Expense

Interest expense was $73,755 during 2002 versus $94,548 in fiscal 2001.

Preferred Stock Dividends

During the third quarter of 2002 we issued 1,150,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $200,492 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $200,492 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2002. Dividends on our Series A Preferred Stock totaled $18,567 in 2002 compared to $49,454 for the comparable period in 2001. There were dividend arrearages incurred during the third quarter of 2002 of $33,196 on our 5% Series A Preferred Stock, $40,329 on our Series B Preferred Stock and $18,298 on our Series C Preferred Stock dividends and we therefore deducted $91,823 from Net Income (Loss) Attributable to Common Stockholders’ for the three months ended September 30, 2002.

PART II OTHER INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 2, 2002 the Company held its Annual Meeting of Shareholders in Davie Florida. The following matters were presented to the Shareholders for approval:

(1)	To elect four directors

(2)	To ratify the appointment of Greenberg & Company as independent auditors for the Company for the year ended December 31, 2002.

(3)	To approve an increase in the number of authorized shares of common stock of the Company.

(4)	To approve an amendment to the dividend terms of the Company’s 5% Series A Convertible Preferred Stock.

Matter No. 1

At the meeting, four directors were elected to serve until the next annual meeting of stockholders or until the election and qualification of their successors. The four directors nominated for election were elected for one-year terms as proposed in the Company’s Schedule 14A.

Matter No. 2

Subject to the ratification of the Company’s Stockholders, the Board of Directors, acting upon the recommendation of the Audit Committee, appointed the firm of Greenberg & Company, certified public accountants, as independent accountants to examine the financial statements of the Company for fiscal 2002. The results of the vote on this matter were:

	Votes
For	Against	Abstention

12,553,626	1,068	216

Matter No. 3

On March 27, 2002, the Board of Directors adopted a resolution setting forth a proposed amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock.

The Board of Directors believes that an increase in the number of authorized shares is desirable since it makes additional unreserved shares of common stock available for issuance or reservation without further stockholder authorization, except as may be required by applicable law or by stock exchange rules.

Having such additional shares authorized and available for issuance or reservation provides the Company with the flexibility to issue shares of common stock in possible future financings, stock dividends or distributions, acquisitions, equity incentive plans or other proper corporate purposes which may be identified in the future by the Board of Directors, without the expense and delay of a special stockholders’ meeting. Other than with respect to the reservation of shares of common stock in connection with the Company’s 1998 Stock Incentive Plan, and in connection with any equity financings the Company may undertake, or as publicly announced, the Company has no plans or other existing or proposed agreements or understandings to issue, or reserve for future issuance, any of the additional shares of common stock which would be authorized by the proposed amendment.

The results of the vote on this matter were:

	Votes
For	Against	Abstention

12,548,799	4,691	1,420

Matter No. 4

Under the designations of the 5% Series A Convertible Preferred Stock prior to the Annual Meeting of Shareholders, the Company was required to declare and pay dividends at the rate of 5% per annum, payable semi-annually on January 1 and July 1 of each year while these securities remain outstanding. The Management of the Company believes that the required accrual of these dividends adversely affects the Company’s financial results. The Company does not have sufficient working capital both to pay these dividends and continue to implement its business plan. The primary purpose of the amendment is to change how dividends are accrued and paid on the 5% Series A Convertible Preferred Stock so that these terms mirror the dividend provisions of the Series B Convertible Preferred Stock. These changes include:

•	rather than the mandatory accrual of the dividends, Board of Directors will have the latitude to decide when dividends are to be declared and paid (which will be out of funds legally available therefore, i.e., earnings), and dividends will also accrue upon the conversion of the 5% Series A Convertible Preferred Stock to common stock or upon the Company’s liquidation, dissolution or winding up.

•	dividends, when declared, will be payable at the discretion of the Board of Directors either in cash or shares of common stock which will provide more flexibility for the Company. The dividends are currently payable only in cash.

The results of the vote on this matter were:

	Votes
For	Against	Abstention

10,126,038	4,116	1,320

ITEM 5. OTHER INFORMATION

None.

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

OmniComm Systems, Inc. Registrant

By: /s/Cornelis F. Wit

Cornelis F. Wit, Director, Chief Executive Officer and President

Date: November 12, 2002
By: /s/Ronald T. Linares

Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date: November 12, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cornelis F. Wit certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of OmniComm Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Cornelis F. Wit

Cornelis F. Wit Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald T. Linares certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of OmniComm Systems, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Ronald T. Linares

Ronald T. Linares Chief Financial Officer