Form 10KSB
period 2002-12-31
OMNICOMM SYSTEMS INC
filed 2003-04-15
CIK 1034592

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-25203

OmniComm Systems, Inc.
(Name of small business issuer in its charter)

Delaware	11-3349762

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2555 Davie Road, Suite 110-B, Davie, Florida 33317
(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (954) 473-1254

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer’s revenues for its most recent fiscal year: $437,698 for the 12 months ended December 31, 2002.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant’s common stock on March 18, 2003 is approximately $2,080,520. The common stock is traded over-the counter. As of March 23, 2003, 12,018,719 shares of the Registrant’s Common Stock were outstanding of which 1,616,120 shares were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION
PART I
PART II
PART III
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATE OF AMENDT.-CERTIFICATE OF DESIGNATION
CERTIFICATE OF AMENDT-CERTIFICATE OF INCORPORATION
CERTIFICATE OF DESIGNATION
EMPLOYMENT AGREEMENT/ CHARLES BEARDSLEY
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CONSOLIDATED FINANCIAL STATEMENTS

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (“Securities Act”). Not Applicable.

Transitional Small Business Disclosure Form (check one):

Yes       No    X

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion in this Annual Report on Form 10-KSB regarding OmniComm Systems, Inc., its business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. This report and the information incorporated by reference in it contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward looking statements.

When used in this Annual Report, the terms “ we,” “our,” “us,” and “OmniComm” refers to OmniComm Systems, Inc., a Delaware corporation and its subsidiaries OmniCommerce Systems, Inc. and OmniTrial, B.V.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are an Internet-based healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO’s”), academic research institutions and other clinical trial sponsors. TrialMaster®, our Internet-based software, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. At every research site, clinical research data is entered electronically. All participants in the clinical trial process are connected and have access to the data in real time. Clinical trial sponsors can review, monitor, and analyze the data remotely and in real time.

Medical Error Reporting System (“MERS-TH”) was co-developed with Columbia University during 2002. MERS-TH provides our clients, U.S. and European based hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. Medical errors lead to between 40,000 and 90,000 deaths annually and cost the U.S. health care system over $33 billion annually.

TrialMaster

TrialMaster is a Web-based software application that uses Internet technologies for EDC to conduct and manage clinical trial data from geographically dispersed sites.

We believe TrialMaster offers the following advantages which increase the efficiency and decrease the costs of the clinical trial process:

•	Accelerates initiation and completion of clinical trials by approximately 30%;

•	Provides real-time access to clinical trial data;

•	Eliminates double data entry and paper based reports;

•	Decreases the cost of data collection in clinical trials by up to 80%;

•	Provides real time connection between all participants in the clinical trial process;

•	Improves data entry accuracy by up to 80%; and

•	Secures collection and storage of clinical trial data, through encryption and multilevel storage in two locations.

Market Opportunity

Clinical trials are the critical component in bringing a drug or medical device to market. All prescription drug therapies must undergo extensive testing as part of the regulatory approval process. Clinical trials are currently conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solution significantly reduces costs, improves data quality and expedites results. The data integrity, system reliability, management control and auditable quality of TrialMaster will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before it is approved by the FDA. This is in addition to three to five years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of the dynamics:

•	It can cost as much as $800,000,000 to bring a blockbuster drug to market.

•	Drug companies lose as much as $13 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor™.

We believe TrialMaster provides us with strong market opportunities, including:

The Clinical Trial Industry is a Large and Growing Industry.

The clinical trial industry currently represents a $57 billion a year marketplace. The expected 10% annual growth in this industry is powered by the development of new drugs and treatments, increasing complexity and number of clinical trials, increasing number of patients in the average application, aging population and strong demand for drugs to treat this aging population.

CenterWatch estimates that in 2000 $4.8 billion was spent in the United States on clinical research data management and handling. We believe that in 2002 approximately 10%-15% of all clinical trials were conducted using Web-based (EDC) solutions.

Industry Trends

Industry and regulatory trends have led pharmaceutical, biotechnology, and medical device companies to increase research and development for proprietary new drugs and medical devices. To keep pace in today’s market companies must conduct both more and increasingly complex clinical trials, develop multinational clinical trial capability, and, at the same time, control costs. These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

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

Expensive and Inefficient Paper-Based Clinical Trials Compared to EDC Solution

One of the bottlenecks in the clinical trials process is in the collection, validation and management of data. Traditional paper-based clinical trials are an inefficient process. We believe once several clinical trial sponsors, specifically market-leading CRO’s, conduct trials using our Web-based trial solution, other sponsors will use it in order to remain competitive relative to the costs in conducting trials and the time to completion.

Emerging Market of Web-Based EDC

Web-based EDC has been around for four years and only between 10% and 15% of all clinical trials are currently conducted using Web-based EDC. We believe that the move toward emerging Web-based technologies is natural since it involves management of large quantities of trial data in different formats, which is by definition one of the core skills and competencies of the IT industry. While industry growth estimates vary, all predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006; Accenture predicts that by 2003, 60% of all clinical trials will use some form of EDC.

Unique Competitive Advantages

We believe we are well positioned to succeed within the emerging EDC industry due to our competitive strengths which include:

     A focus toward customer requirements.

Unlike competitors that have “global” solutions with standard data fields, screens and forms, we provide a fully customized solution to meet very specific client needs. TrialMaster V3.0 is a robust, dynamically-driven software platform. It has been designed, based on our past experience, to include many “custom” features our clients have sought in our past engagements. Its flexible architecture allows us to perform client specific customizations in what we believe are industry best turnaround times. Our team of developers and programmers ensures user acceptance and system performance and provides customer-focused support services to guarantee a smooth integration of technology into each sponsor’s clinical trials. We assist with the design, installation, and integration of TrialMaster with existing systems, host the clinical trial data in a secure and controlled state-of-the-art facility, provide customer support 24 hours a day, 7 days a week, and train on-site personnel.

     Quality EDC solution offered at a discount to the market price.

Our business strategy focuses on the continued development, marketing and sale of our TrialMaster product. TrialMaster V3.0 was introduced less than a year ago. As of today, we are involved in conducting or developing multi-center, clinical trials for ten clients. We completed a multi-center, multi-national clinical trial with a European-based medical device company and a European-based clinical research organization. This clinical trial encompassed 400 patients in 42 sites throughout Canada, Western Europe, and Scandinavia. We are in negotiations with several U.S.-based pharmaceutical and clinical research organizations to implement TrialMaster. During the second half of 2002 we signed contracts with five new clients with contractual values exceeding $1 million.

Industry Background

Worldwide research and development expenditures by the pharmaceutical, medical device and biotechnology industries reached an estimated $57 billion in 2000, with $23 billion being spent by North American-based pharmaceutical and medical device companies. It is estimated that pre-clinical and clinical trial costs represent approximately one-third of the total spent on research and development, with 8.5% of the total costs spent on data management.

Pre-clinical and clinical trials historically were performed almost exclusively by in-house personnel at the major pharmaceutical companies. Over the last two decades, clinical trial sponsors have transitioned to a model that includes the outsourcing of clinical trial management to clinical research organizations (“CROs”).

We believe that certain industry and regulatory trends summarized below have led pharmaceutical, biotechnology and medical device companies to increase research and development for proprietary new drugs and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control costs.

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

Consolidation. There have been several mergers within the pharmaceutical industry, and as a result large scale employee lay-offs and cutbacks have been instituted.

Generic Drug Effect. Competition from generic drugs following patent expiration, has resulted in increasing market pressure on profit margins.

Increasingly Complex and Stringent Regulation. Increasingly complex and stringent regulatory requirements have increased the volume and quality of data required for regulatory filings and escalated the demand for real time, high accuracy data collection and analysis during the drug development process.

Reducing Drug Development Time Requirements. To reduce costs, maintain market share and speed revenue production, pharmaceutical, medical device and biotechnology companies face increasing pressure to bring new drugs to market in the shortest possible time.

New Drug Development Pressures. To respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions, research and development expenditures have increased as a result of the constant pressure to develop and patent new therapies.

Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it which require FDA approval have grown substantially over the past decade.

These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

Clinical Trial Overview

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. To support an application for regulatory approval, clinical data must be collected, reviewed and compiled. Clinical data is collected from case report forms (“CRF’s”) that are submitted to and filled out by an investigator, typically a doctor or research assistant who is participating in the clinical trial. CRF’s can be five to several hundred pages long, and document a series of visits by patients over a period of time.

Once information is collected by the investigator and the CRF is completed, the investigator submits the CRF to the sponsor or the CRO. The data is then input manually into a database. Typically, double data entry is used to resolve errors.

TrialMaster allows participants in the clinical trial process, such as a sponsor or CRO, to perform data collection, handling and transmission via a direct, secure Internet connection. After the CRF’s are Internet enabled and the validation criteria encoded, the CRF forms are distributed via the Internet from our server to the sites where the clinical trials will take place.

The TrialMaster Suite of Products

TrialMaster is an open system that is fully integratable with existing legacy data systems such as Oracle® and Microsoft SQL®. The application utilizes a standard browser such as Internet Explorer 5.0®. TrialMaster allows clinical data to be entered directly from a source document, such as a patient record or doctor’s notes, via computer. The clinical data is transmitted via the Internet to a secure server where the data is validated and stored. The cost for implementing the application is based on a data point per page/per patient fee which increases or decreases depending on the size and length of the trial.

Some of the features and benefits of TrialMaster include:

•	Internet-based network — no special client software required

•	Role-based security — data presented on basis of role in the trial (i.e., investigator, sponsor, trial manager)

•	Audit trail of all transactions — all original data and changes are recorded

•	Primary data validation — data ranges and requirements are checked upon entry of data

•	Customized reports based on client’s specifications

•	Messaging system — sends email notifications based upon client defined events

•	Data export — client can export database in a variety of formats for interim analysis

•	Real time data access — clients can monitor trial progress and make go/no-go decisions

•	ASP model — uses our secure data infrastructure and can be installed utilizing client-supplied equipment as an option

•	Fully compliant with FDA 21 CFR Part 11 and subsequent April 1999 Guidance to Industry

TrialMaster is intended to enhance the clinical trial process in the following three areas:

Data Collection is Faster and Cheaper. Clinical data is collected from the CRF’s that are provided by the CRO and submitted to and filled out by an investigator — a doctor or a research assistant — who is participating in the clinical trial. The forms are five to several hundred pages per patient and encompass a series of visit by patients over a period of time. Currently, the cost to process data is approximately $7.00 to $25.00 per page per patient. Under the TrialMaster system, the cost to process the data is approximately two to five times less per page per patient. The time to process the data under the current manual system can take anywhere from one to eight weeks, which is significantly reduced utilizing TrialMaster because the data is entered in real-time with validation occurring instantly.

Data is Collected More Accurately. Upon its submission, data is reviewed to determine if the collected data is within the parameters of the clinical trial. If data is outside of the clinical trial parameters or there are typographical errors or similar data problems, the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing. Under the current manual system, the cost to process an edit query is approximately $80 to $115 per query; for a large trial, it is not uncommon to generate 500 to 1,000 edit queries a week. The time to process the data for each patient under the current manual system can take anywhere from three to eight weeks. By using TrialMaster, the number of edit queries are significantly reduced because the system validates data as it is input, and the cost of the queries can be reduced by up to 80% to 85%.

Clinical Studies Can Be Monitored More Efficiently. Monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice standards. They make sure clinical data is collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs, such as travel, can exceed one-quarter of the total costs of a clinical trial. Under the current system, the cost for a monitoring visit can vary from $1,000 to $3,000 per visit, and a trial can require as many as three to seven visits. The number of visits can be reduced when using TrialMaster because the status of sites can be monitored remotely and in real-time. Under the current system, the time for each visit is usually one to two days; utilizing TrialMaster, we believe monitoring hours can be reduced by 50% and monitoring visits can be more efficiently scheduled due to the availability of more accurate and complete information on the trials.

TrialMaster Sales and Marketing

EDC services are currently used in approximately 10% to 15% of clinical trials. We are focusing our sales efforts primarily on small and mid-size pharmaceutical, medical device and clinical research organizations. We believe small and mid-size companies are unlikely to have the technological resources necessary to develop a product like TrialMaster which will offer these companies operating efficiencies in the clinical trial process as well as potential cost savings.

TrialMaster can be used within any segment of the pharmaceutical, biotechnology or medical device industries that undertakes clinical trials. We have focused our sales and marketing efforts on the pharmaceutical industry, a $57 billion market dominated by companies such as Pfizer, Johnson & Johnson and Eli Lilly. We believe the following are the relevant factors for approaching this market:

•	access to “validators” for the market,

•	relatively standardized and advanced approach to clinical trial process,

•	a very competitive market with relatively short product cycles providing for a need to get products to market quickly, and

•	a tight group of opinion leaders within the market segment with which we have direct relationships.

Our marketing strategy also includes establishing relationships with “opinion leaders” and decision makers within the clinical trial industry. In this regard, we have created a Medical Advisory Board to advise us on the development and marketing of the TrialMaster system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. We are also using traditional methods to market TrialMaster, including advertising in trade periodicals and attending a number of medical conventions including those of the American College of Cardiology, Drug Information Association and The American Heart Association.

During fiscal 2002 CV Therapeutics accounted for approximately 44%, the Children’s Research Institute for 13%, Guidant Cardiac Surgery for 11% and Ivax Research for 9% of our net sales.

Medical Error Reporting System – MERS-TH

MERS-TH is a Web-based software application that uses Internet technologies. MERS-TH is a reporting system used to collect, classify and analyze medical events from geographically dispersed sites. MERS-TH provides the opportunity to study and monitor actual and near-miss errors to facilitate the improvement of the care-giving process. We developed MERS-TH in conjunction with Columbia University during 2002.

We believe MERS-TH will improve the process of collecting, cataloging and studying medical errors. MERS-TH provides the following benefits:

•	Standardized error classification system and reporting will allow larger hospital and health care providers to streamline the reporting process;

•	Real-time access to data; Seamless installation into existing health care reporting systems utilizing data imports;

•	Improves existing QA systems’ effectiveness without creating additional layers of responsibility;

•	Facilitates compliance with governmental mandated reporting requirements; and

•	Secure collection and storage of data through encryption.

Medical Errors Defined

Types of Medical Errors

•	Diagnostic

•	Error or delay in diagnosis;

•	Failure to act on results of testing or monitoring;

•	Using outdated tests.

•	Treatment

•	Error in the performance of an operation, procedure or test;

•	Error in administering the treatment;

•	Error in the dose or method of using a drug.

•	Preventive

•	Failure to provide prophylactic treatment;

•	Inadequate monitoring or follow-up treatment.

•	Other

•	Equipment failure;

•	Other system failure.

A “near miss” is an event or situation that could have resulted in an accident, injury, or illness, but did not, either by chance or through timely intervention.

Market Opportunity

In November 1999, the Institute of Medicine (“IOM”) issued a report titled “To Err is Human: Building a Safer Health System,” detailing its findings from reviewing medical errors in the U.S. health care system. The report found that between 44,000 and 98,000 people are killed annually from preventable medical errors and that another one million people are injured by errors in treatment at hospitals. Beyond their cost in human lives, preventable medical errors are estimated to cost as much as $29 billion annually in U.S. hospitals. These costs include; the expense of additional care necessitated by the errors, lost income and household productivity, and disability. The report called on states to create mandatory reporting systems, starting with hospitals. The consequences of medical mistakes are often more severe than the consequences of mistakes in other industries—leading to death or disability rather than inconvenience on the part of consumers.

Most hospitals underestimate or are underreporting the number of errors and injuries that occur due to a workplace culture that tends to punish those making mistakes and because hospital personnel tend to regard health care provider errors as evidence of personal carelessness. Dr. Lucien Leape of the Harvard School of Public Health estimates that only 2 to 3% of major errors are reported through hospital incident reporting systems. Worse yet, another study found that 70% of adverse events found in a review of 1,133 medical records were preventable.

A wide body of research, including studies by the Agency for Healthcare Research and Quality (“AHRQ”), support the IOM conclusions. Studies conducted during the 90’s have shown that adverse events occur to approximately 3 to 4% of patients. Another study conducted by Dr. Leape found that the average intensive care unit (“ICU”) patient experienced almost two errors per day, a proficiency level of 99 percent. However, one out of five of these errors was potentially serious or fatal. If performance levels of 99.9%— substantially better than those found in the ICU—applied to the airline industry, it would equate to two dangerous landings per day at O’Hare International Airport in Chicago.

Other industries, e.g., aviation or manufacturing, have done a better job than the health care industry in managing the risk level inherent in their operating activities. Some industries, such as the aviation industry, have adopted quality improvement, safety assurance and error reduction programs as a core mission. A review of the experience in non-health-care industries offers some lessons that may be applicable to reducing medical errors. Characteristics found in industries effectively reduce errors include:

•	Development of tracking mechanisms that expose errors;

•	Thorough investigation of errors;

•	Applying to error reduction a systems oriented approach that combines human intervention, technical tools and organizational remedies;

•	Systems solutions that are focused on fixing the problem, not the blame;

•	Changing organization cultures so that an environment of error reduction is embraced; and

•	Allocating the resources necessary to fix the problems.

One of the problems with concluding that a chronic medical error problem exists is that medical errors usually affect only one patient at a time; therefore, they are treated as isolated incidents. Health-care errors are also underreported due to liability and confidentiality concerns. Implementing a broad-based solution that is available to the healthcare industry can help begin to remedy the first problem. Only changing the culture intrinsic to the industry can combat the second.

Regulatory Background

In December of 1999, President Clinton directed the Quality Interagency Coordination Task Force (“QuIC”) to evaluate recommendations from To Err is Human and to respond with a strategy to identify prevalent threats to patient safety and reduce medical errors. The QuIC is a multi-agency task force with participants including the Department of Health and Human Services; Department of Defense; and the Department of Veteran Affairs. The latter two are of significance since they collectively manage over 1,771 health care sites serving 11 million patients annually.

In response to the IOM report, the President directed the QuIC to prepare a set of recommendations for specific actions to improve health care outcomes and prevent medical errors. Specifically, the President requested that the QuIC report:

•	Identify prevalent threats to patient safety and medical errors that can be prevented through the use of decision-support systems;

•	Identify additional strategies to reduce medical errors and ensure patient safety in Federal health care programs;

•	Evaluate the extent to which medical errors are caused by misuse of medications and medical devices, and consider steps to strengthen the FDA’s reporting structure on these types of errors; and

•	Identify opportunities for the Federal Government to take specific action to improve patient safety and health care quality through collaboration with the private sector.

The IOM’s report resulted in a flurry of regulatory activity. To date, almost 20 states have implemented laws making error reporting systems mandatory. The goal of such legislation is to improve patient safety and to hold health care organizations responsible for the quality of care they provide.

The IOM and QuIC made several recommendations in their respective reports. Amongst their recommendations are to:

•	Create a national mandatory reporting system;

•	Include patient safety in performance standards for health care organizations – require specific performance levels in order to retain the rights to provide goods and services;

•	Ask independent accrediting organizations to demonstrate how they are coordinating and strengthening their patient safety standards;

•	Identify a core set of errors reporting data;

•	Identify and attempt to pool existing data sets (such as State mandatory errors reporting data) that can be brought together to enhance the knowledge and understanding of errors.

AHRQ and the CDC have expanded their research efforts in the area of informatics to include initiatives aimed at developing and evaluating electronic systems to identify, track, and address patient safety concerns. Additional, Governmental participation especially in requiring the pooling of data, and in setting and enforcing safety standards from its vendors is likely. On a more global basis, establishing a national MERS-TH database will provide useful data to study system failure points, enable benchmarking and provide data to study the efforts that prevented near misses from becoming errors. The errors that are cataloged will provide useful information on the causes of health care problems. Perhaps more importantly near misses occur more frequently than errors and reveal a greater variety of systemic problems with processes and procedures.

MERS-TH Description

When designing MERS-TH the following design criteria was identified as crucial for an ideal reporting system:

Error reporting should:

•	Be confidential and non-punitive;

•	Be relatively easy to integrate into an existing quality assurance system;

•	Include near-misses and no harm events, in addition to errors;

•	Classify events by what and where events happened, where and how they were discovered, and by the underlying root causes of the errors;

•	Use a uniform method for recording data;

•	Include a process for analyzing data and sharing solutions; and

•	Feed into a non-regulatory central system where the aggregated data can be further analyzed.

Since quality assurance (“QA”) programs are already required by regulation, it is vital that the design of an error reporting system be complementary to existing QA systems to avoid employee resistance. The system therefore could not duplicate existing QA systems, but instead needed to meet the above criteria and still be compatible with existing QA systems.

MERS-TH provides a software-based process to sort error reports based on the potential for risk to a patient and provides health care organizations a consistent method for classifying the causes of events. The system has been designed to handle high volume environments without becoming cumbersome to use at the local hospital level.

MERS-TH has been developed with the knowledge that errors can never be eliminated; however they can be reduced by managing, identifying and addressing the risks inherent in health care services. MERS-TH provides a standardized means of organized data collection and analysis of medical errors, adverse events and near misses. Its effectiveness depends on the willingness of individuals to report such information.

How does MERS-TH work?

•	Detection: Identify, report and record the event.

•	Selection: Determine the extent of investigation needed.

•	Investigation: Find out more about the context in which the event occurred, and conduct a root cause analysis, if necessary.

•	Description and Classification: Assign standardized codes to describe the event and root causes.

•	Computation: Analyze the aggregate data to identify patterns and trends.

•	Interpretation: Use the results to guide organizational risk reduction efforts.

Barriers to Implementation

Information systems and technical problems. To be practical, error prevention will need to rely on sophisticated management and clinical information systems, both as sources of data on adverse events and as a component of interventions to reduce errors. However, information systems existent in health care organizations today are neither sufficiently integrated nor flexible enough to serve either of these purposes. We believe MERS-TH bridges this gap by combining a user-friendly interface that will avoid initial user reluctance, with an engine dynamically driven by its database that provides a flexible system that is readily integrated into existing healthcare information structures.

Cost and structural problems. Although considerable cost savings can be realized by the effective reduction of medical errors, instituting such programs will require a substantial initial investment. In addition, the relative autonomy of departments within some health care institutions is a potential barrier to rapid organization change and the adoption of new models and procedures to prevent errors. We view the cultural changes needed to implement new error reduction campaigns as the more relevant obstacle. MERS-TH is a reasonably priced alternative for fulfilling an organization’s MIS needs in combating medical errors. Most health-care organizations have capital expenditure budgets that dwarf the investment necessary to implement MERS-TH.

MERS-TH Sales and Marketing

MERS-TH is currently installed and is being evaluated as part of an approximately six month pilot study at the University of Columbia, the University of Chicago and Cornell University. The sales and marketing of MERS-TH will be done separately from TrialMaster and is likely to command specialized sales personnel with risk management backgrounds. As our co-developer in the project, Columbia University provides an extensive network of research associates as potential clientele. Our initial target will be the domestic market with academic institutions and private and public hospitals and medical centers targeted equally. The European market provides an equally attractive sales market. Illustrative of the potential market for MERS-TH is the number of hospitals in operation domestically and in the European market. This includes:

•	Privately run U.S. hospitals – 5,565;

•	Government run U.S. hospitals – 1,771;

•	European academic and state-run hospitals – 14,000

The market for error reporting systems is in its initial stages, with few competitors and no products currently exerting market dominance. Our internal estimates are that error reporting systems may account for as much as a $500 million annual market. Given the likelihood that governmental regulation may make error reporting systems mandatory; we believe that this market provides enormous short and long-term prospects.

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

Internet communications to the data center is maintained via two high-speed digital data communication lines; a primary and a “shadow” line. The shadow monitors the primary line and automatically becomes active should an interruption in communications occur to the primary line. These lines are connected to a Cisco high-speed dual line router. Data is then passed from the router to a Cisco PIX hardware firewall. The hardware firewall is capable of providing 120 Mbps data throughput and up to 125,000 simultaneous sessions. The two Cisco PIX firewalls located at the primary data center and at the secondary disaster recovery site are linked via a secure, static, encrypted virtual private network (VPN) connection. The PIX provides firewall, VPN, and intrusion detection functions to the network. Data from the PIX is passed to an HP high-speed data switch. The switch is capable of processing data at a rate of 36.6 Gbps. The switch is used to connect all of our servers to the PIX.

Our software applications were developed utilizing Microsoft’s Distributed Network Architecture (DNA). Thus, the network was designed to accommodate the security and scalability of the DNA framework. Using this approach, servers are paired so that the production server is visible to the internet while the database server is not. Data from the database is made available to authorized users via our proprietary software object module running on the production server. Communication between the servers is handled by the HP switch.

HP Netserver computers running Microsoft Windows 2000 are used in all production and database servers. The servers are configured with dual Intel Pentium class processors, dual power supplies, and hot-swappable RAID disk storage for maximum availability and reliability. Database servers are configured with one gigabyte of RAM memory and 36 gigabytes of disk storage. Production servers are configured with 512 megabytes of RAM memory and 27 gigabytes of disk storage. All servers are capable of supporting up to one gigabyte of RAM memory and one terabyte (1,099,511,627,776 bytes) of disk storage. Up-time of 100% has been experienced since the deployment of these servers.

The current production environment employs two production/database server pairs at the primary data center which is mirrored at the co-location facility. Database synchronization between the primary data center and the co-location facility is accomplished utilizing transaction replication technology via the VPN link established between the two locations.

Research and Development

We acquired the technology, developed by Education Navigator, Inc., for our TrialMaster product in June 1998. Since that date, our completion of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of programmers. During fiscal 2002, we spent approximately $465,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2001 we spent approximately $392,000 on research and development activities. We intend to continue to improve and broaden our product line to increase our ability to compete in our market segment.

Competition

We compete in the EDC market. This industry can be characterized as rapidly evolving, highly competitive and fragmented. There are other entities that compete with TrialMaster. The principal competitors include Phase Forward Incorporated and eResearch Technology. We believe that 25 to 30 viable competitors in varying degrees of development exist. Many of these competitors have significantly greater financial, technical and marketing resources, or name recognition than we do. In addition, other companies could enter the EDC market due to the vast size of the market opportunity. We believe that the most significant competitive factors we face are a lack of operating history and the poor financial results experienced during the period covering fiscal 2000 to 2002.

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

Government Regulation

We do not believe that we are currently regulated by the FDA or any specific government or quasi-governmental agency. There can be no assurance, however, that we will not become subject to government regulation in the future. See “Risk Factors” below.

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

We have a patent application pending with respect to our TrialMaster product. This application was filed in May 2000 and remains pending. We are also in the process of registering a number of trademarks including “OMNICOMM SYSTEMS, INC.,” and we have federally registered “TRIALMASTER” and “OMNICOMM SYSTEMS,” as well as copyrights on any computer software applications produced by us. We intend to make such other state and federal registrations as we deem necessary and appropriate to protect our intellectual property rights.

Employees

We currently have 18 full time employees, of which three are executives, two are administrative, eight are programmers, two are technology and systems managers and three are in sales and marketing. We believe that relations with our employees are good. None of our employees is represented by a union.

Risk Factors

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

We were incorporated in 1997 and initiated our development of TrialMaster in August 1998. We have a limited operating history on which you can base an evaluation of our business and prospects. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets, including the Internet B2B market. These risks and difficulties include our ability to:

•	develop our infrastructure;

•	attract and maintain a base of end users;

•	develop and introduce desirable services;

•	provide customer support, personnel and facilities, to support our business;

•	establish and maintain strategic relationships;

•	establish and maintain relationships within the pharmaceutical, medical device, and biotechnology industries; and

•	respond effectively to competitive and technological developments.

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

WE HAVE A HISTORY OF LOSSES, ANTICIPATED FUTURE LOSSES AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $5,266,265 and $7,549,596 in fiscal 2002 and 2001, respectively. At December 31, 2002, we had an accumulated deficit of approximately $21,897,111 and a working capital deficit of approximately $1,516,794. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2003, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2002 contained an explanatory paragraph indicating there was substantial doubt about our ability to continue as a going concern.

WE HAVE HAD LIMITED REVENUES TO DATE, AND WE MAY BE UNABLE TO FORECAST OUR REVENUES ACCURATELY.

We have had limited revenues to date and do not have historical financial data for a sufficient number of periods to accurately forecast revenues and results of operations. Therefore, our period-to-period comparisons contained in our SEC filings cannot be relied on as indicators of future performance. Such future revenues are difficult to forecast with any specificity.

WE WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

Our plan of operations will require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

•	fund more rapid expansion;

•	fund additional capital or marketing expenditures;

•	develop new or enhanced features, services and products;

•	enhance our operating infrastructure;

•	respond to competitive pressures; or

•	acquire complementary businesses or necessary technologies.

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

Our success will depend on our ability to hire, train, and retain highly skilled technical, marketing and sales and customer support personnel. Competition for these people is intense, especially for engineers and programmers, and we may be unable to successfully attract sufficiently qualified personnel. The pool of qualified technical people in the greater Fort Lauderdale, Florida area is limited. We will need to increase the size of our staff to support our anticipated growth, without compromising the quality of our offerings or customer service. There can be no assurance we will be able to hire, train and retain a sufficient number of qualified employees. If we were unable to recruit and retain a sufficient number of employees, we would be forced to limit our growth or possibly curtail our operations.

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

WE DO NOT BELIEVE WE ARE SUBJECT TO REGULATION BY THE FDA, BUT WE HAVE MADE NO INDEPENDENT INQUIRIES.

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

We have agreed to register an aggregate of 40,012,316 shares of our common stock which are issuable upon the conversion of outstanding shares of our 5% Series A Convertible Preferred Stock, our Series B Convertible Preferred Stock, our Series C Convertible Preferred Stock, convertible notes and accrued interest and outstanding options and warrants. At such time as these shares are eligible for resale in the public market, such sales will have a dilutive effect on the market for our common stock and will in all likelihood adversely affect its market price.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 18, 2003, we had a total of 23,053,467 shares of our common stock underlying options, warrants and other convertible securities and 23,116,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE.

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or our industry segment, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

•	the announcement or introduction of new products by us and our competitors;

•	our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

•	government regulation; and

•	general economic conditions and economic conditions specific to the clinical trials industry.

As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR COMMON STOCK IS CONSIDERED A “PENNY STOCK” WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY. OUR COMMON STOCK DOES NOT CURRENTLY QUALIFY FOR LISTING ON THE NASDAQ STOCK MARKET AND WE DO NOT FORESEE THAT WE WILL QUALIFY FOR SUCH A LISTING IN THE FORESEEABLE FUTURE.

If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

The Nasdaq Stock Market establishes listing qualifications for companies wishing to have their securities quoted on the Nasdaq SmallCap Market. In addition to minimum bid price and public float requirements, among other listing requirements in order for a security to be quoted on the Nasdaq SmallCap Market, the issuer must have minimum stockholders’ equity of at least $5,000,000. At December 31, 2002, we had total stockholder’s deficit of $2,374,631. Accordingly, it is unlikely that we will meet the initial listing standards of the Nasdaq SmallCap Market in the foreseeable future.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 4,400 square feet at 2555 Davie Road, Suite 110B, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a sublease expiring in September 2003. Our annual rental payments under this sublease are $66,900 plus sales tax.

Our secondary data site, which serves as our disaster recovery location, is located in Atlanta, Georgia and is leased from Bell South. We lease this space under the terms of a lease expiring in October 2004. Our annual lease payments are $53,460.

ITEM 3. LEGAL PROCEEDINGS

In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleged we owed him more than $100,000 for back payment of salary according to the terms of his employment contract. We disputed Mr. Gordon’s allegations and vigorously defended this lawsuit. As part of our defense, we filed a counterclaim against Mr. Gordon and a counter-suit against his wife. The parties entered into a settlement agreement on August 19, 2002. The parties subsequently filed and the court accepted a Joint Stipulation for Dismissal With Prejudice on September 6, 2002.

No legal proceedings of a material nature, to which we or our subsidiaries are a party, exist or were pending during the fiscal year ended December 31, 2002. Except for the legal proceedings disclosed above, we know of no other legal proceedings of a material nature pending or threatened or judgments entered against any director or officer of OmniComm in his capacity as such.

We may become involved in claims or legal actions arising in the ordinary course of business. In the opinion of our Management, the ultimate disposition of these matters should they arise will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on OTC Bulletin Board under the symbol OMCM. The following table sets forth the high and low closing prices for our common stock as reported by the OTC Bulletin Board for the periods indicated.

Fiscal 2001	High	Low

1st Quarter	$1.56	$0.38
2nd Quarter	$0.56	$0.25
3rd Quarter	$0.95	$0.38
4th Quarter	$0.55	$0.21

Fiscal 2002

1st Quarter	$0.44	$0.16
2nd Quarter	$0.25	$0.12
3rd Quarter	$0.25	$0.15
4th Quarter	$0.26	$0.14

On March 18, 2003, the closing price of our common stock as reported on the OTC Bulletin Board was $0.20. At March 18, 2003, we had approximately 402 record shareholders; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-KSB that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to timing, costs and of the acquisition of, or investments in, existing business, the revenue or profitability levels of such businesses, and other matters contained in this Form 10-KSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-KSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors via our Internet-based software, TrialMaster®. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. Medical Error Reporting System (“MERS-TH”) was co-developed with Columbia University during 2002. MERS-TH provides our clients, U.S. and European based hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. Medical errors lead to between 40,000 and 90,000 deaths annually and cost the U.S. health care system over $33 billion annually. We phased out the systems integration segment of our business during 2001. All of our personnel are involved in the development and marketing of TrialMaster.

The Year Ended December 31, 2002 Compared With the Year Ended December 31, 2001

Results of Operations

Revenues

Revenues for the period ended December 31, 2002 were $437,698 compared to $170,522 for the same period in 2001, an increase of 156.7%. We have found the markets increasingly receptive to utilizing EDC services during the second half of 2002. This is consistent with our expectation that the market would begin adopting EDC services more rapidly as early adopters bring increased credibility to the market. We built upon this momentum through the acquisition of new clients and via repeat engagements with existing clients. We placed additional emphasis on broadening the market segments that we market our products to. During the latter half of 2002 we secured engagements from our first Clinical Research Organization (CRO) and academic research organization, Columbia University. We believe the broadened marketing horizon provides us some insulation from downturns in any specific segment for clinical trial services and also affords us some ability to cross-market services between our different clients. Working with CRO’s brings our services to their built-in client base and allows us to benefit from their sales efforts by bundling TrialMaster as part of their service offerings. Conversely, we can provide the CRO potential new clients for their non-data collection services. CRO’s have become more receptive to the EDC process during 2002 and we expect their adoption rate to continue increasing. We believe that the adoption of EDC by CRO’s is a significant factor to the overall success of EDC as a data collection tool. We expect the adoption rate to increase as clinical trial sponsors continue seeking methods to reduce their R & D costs and more importantly as they continue seeking a way to make the clinical trial process more efficient. Academic research organizations provide us an attractive opportunity due to their participation in cutting-edge projects, access to government sponsored projects and the credibility afforded companies partnering with institutions such as Columbia University.

The general weakness exhibited in the economy has not diminished the level of activity in new drug therapy research since the drug and medical device manufacturers are continuously forced to find replacements for therapies coming under the pressures exerted by the loss of patent protection. We do believe, however, that the broad perception that small, high-technology firms are operating under severe financial constraints has caused slower adoption of EDC. More specifically, we have found that potential clients are apprehensive of doing business with us because of our going-concern issues. We believe we have had success in addressing this issue and that our recent success in securing new clients in conjunction with our improved financial results will lessen the effect this has on our sales efforts.

While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2001 and 2006. Web-based EDC has been around for approximately four years and between 10% and 15% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection.

Our TrialMaster product is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from four months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

We expect to begin marketing our new EDC, product MERS-TH, during 2003. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

Cost of Goods Sold

Cost of goods sold increased to $288,790 in 2002 compared to $194,108. Cost of goods sold were approximately 66.0% of sales. Approximately 8.1% of the expenses incurred in 2001 relate to our systems integration business and these expenses were eliminated in 2002 as we continued phasing out that line of our business. Cost of goods sold now relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to decrease on a relative percentage basis as we increase our trial base and develop economies of scale with regard to trial production. TrialMaster V3.0, the latest release of our trial-building software will improve our ability to reduce our trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. In addition, MERS-TH will provide a sales platform with high gross margins since we expect few client specific alterations to the basic software platform.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 45.3% of total Other Expenses for 2002. Salaries and related expenses totaled $1,620,663 in 2002 compared to $1,829,385 in 2001. Total salaries decreased by approximately 5.6% versus 2001 since a portion of total payroll is now accounted for in cost of goods sold. We currently employ approximately 15 employees out of our Davie, Florida corporate office and have three out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2003. We will look to selectively add experienced sales and marketing personnel in 2003 in an effort to increase our market penetration and to continue broadening our client base.

Rent & Occupancy Expenses

Rent expense was $153,344 for fiscal 2002 compared with $185,040 for fiscal 2001. We have diminished our rent expense by closing our development office in Tampa in March 2001 and relocating that function to the corporate office to provide a more effective synthesis of workflows between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

Legal and Professional Fees

Legal and professional fees totaled $178,214 in 2002 compared with $215,001 during fiscal 2001. Key components of the 2002 amounts include $90,000 paid to our placement agent for financial advisory services, $53,058 to our accountants for audit and tax related services, $8,891 in legal expenses related to various matters and $26,265 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to approximate what was experienced during 2002.

Travel

We incurred $34,548 in travel expenses during fiscal 2002 compared to $66,205 during 2001. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued in 2001 and during the first quarter of 2002. We expect travel to increase markedly as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs were reduced by $14,597 due to decreased telephone and Internet access costs associated with the closing of our office in Tampa, Florida, and a decrease in overall long-distance charges associated with the closed facilities. We anticipate reducing our total telecommunications expenses by approximately 40% during 2003 by virtue of our change in long-distance and data line providers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $224,844 during 2002. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the efficient operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity.

Interest Expense

Interest expense was $938,639 during 2002 versus $918,834 in fiscal 2001. In December 2002, we converted our 12% Convertible Notes into shares of our Series C Convertible Preferred Stock. This conversion lowered the conversion price of the investors from $0.50 per share to $0.25 per share resulting in a debt conversion expense due to the more favorable conversion terms afforded the investors. The debt conversion expense of $646,000 was recorded as additional interest expense, this expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

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

During 2001 we issued 230,700 detachable common stock warrants as additional compensation in connection with short-term bridge loans that were used for working capital purposes. We valued the warrants utilizing the Black-Scholes model and recorded $124,827 as interest expense in 2001 and $165 as interest expense in 2002.

Preferred Stock Dividends

During 2002 we issued 6,153,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock, including 3,230,000 warrants issued in the conversion of our 12% Convertible Notes into shares of the Series C Convertible Preferred Note. The warrants were valued at $1,411,475 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $1,411,475 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of December 31, 2002.

During 2001 we issued 8,000,000 warrants to investors in a private placement of our Series B Convertible Preferred Stock. The warrants were valued at $3,383,168 utilizing the Black-Scholes model. The net proceeds received in the Series B Convertible Preferred Stock Unit offering were allocated to the Series B Preferred Stock and we recognized a deemed dividend on preferred stock of $3,383,168 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of December 31, 2001.

Dividends on our Series A Preferred Stock totaled $121,025 in 2002 compared to $205,585 for the comparable period in 2001. This occurred as a result of our filing an Amended Certificate of Designation for the 5% Series A Convertible Preferred Stock. The Amended Certificate of Designation was filed with the State of Delaware effective August 2, 2002. The Amended Certificate of Designation changed the terms of the Series A dividend so that it becomes a liability only “when and if declared” by our Board of Directors. There were arrearages of $84,958 in 5% Series A Preferred Stock dividends, $211,256 in Series B Preferred Stock dividends and $56,805 in Series C Preferred Stock dividends at December 31, 2002. We deducted $301,763 from Net Income (Loss) Attributable to Common Stockholders’ for the year ended December 31, 2002 relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We changed our primary focus to providing Internet-based database applications to the clinical trial industry in mid-1998. At that time we began phasing out our systems integration business and we effectively completed that transition during the first half of 2001. Since we made TrialMaster and its related components our primary business we have experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary-related expenses.

Cash and cash equivalents increased by $51,851 to $194,677 at December 31, 2002. This was the result of cash provided by financing activities of $1,284,144 offset by cash used in operating activities of approximately $1,232,293. The significant components of the activity include a loss from operations of approximately $3,432,003 offset by non-cash expenses of $1,889,849, increases in cash of $309,860 from changes in working capital accounts and approximately $1,284,144 we raised through the sale of debt and equity securities.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service an increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

We are currently in default on interest payments owed totaling $44,586 on our 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

During 2002, we issued an aggregate of 113,100 shares of restricted common stock to employees including three of our officers. The stock issued had a fair market value of $22,288 and was issued for employment services rendered during 2002 in lieu of cash payments.

In December 2002, we converted interest accrued on our 12% Convertible Note totaling $361,756 into 1,446,306 shares of restricted common stock; accrued dividends on our 5% Series A Convertible Preferred Stock totaling $533,904 into 2,135,616 shares of restricted common stock; $100,000 in accrued fees to our Placement Agent into shares of our Series C Convertible Preferred Stock and converted all of our outstanding 12% Convertible Notes totaling $1,615,000 in principal amounts due into shares of our Series C Convertible Preferred Stock. We issued 161,500 shares of the Series C Preferred and 3,230,000 warrants allowing the shareholder to purchase shares of common stock at $0.25 per share. The net effect of these transactions was to decrease total liabilities by $2,610,660 with a corresponding increase to Shareholders’ Equity for the same amount. In addition, by converting the 12% Convertible Notes we reduced our annual interest expense burden by approximately $193,800.

Accrued payroll and related costs includes approximately $433,288 in past due payroll taxes accrued fiscal 2002 that the Company had not paid as of December 31, 2002, but are considered legal obligations of the Company. Accordingly, we recorded a liability of $433,288 at December 31, 2002 for federal employment taxes. The Company made payments of $221,530 on January 6, 2003, $123,730 on January 7, 2003 and $88,028 on March 3, 2003 that satisfied the liabilities.

On March 28, 2002 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our Series C Convertible Preferred Stock. Gross proceeds to date have totaled $1,461,500 which includes $100,000 in accrued expenses owed to the Placement Agent for the Series C Convertible Preferred Stock and we have accrued $303,356 in transaction related fees, leaving net proceeds of approximately $1,058,144. In September 2001, we completed a private placement of our Series B Preferred Stock that resulted in $2,000,000 in gross proceeds.

During the second half of fiscal 2002, we entered into contracts for EDC services that exceeded $1 million in value. During this period we added five new clients, including a clinical research organization (CRO) and an academic research institution. These clients in particular are deemed vital to our long-term growth since these two areas have become a point of emphasis for our sales and marketing activities. CRO’s provide out-sourced clinical trial services to pharmaceutical and medical device manufacturers and will typically provide services to numerous clients at a time. Strategically we feel that CRO’s will provide us to a wider range of potential clients and will augment our sales efforts by allowing the CRO to add our EDC services to the menu of services they can provide. Academic research institutions will allow us the ability to develop a strong reputation within the clinical research community and provide exposure to cutting edge technologies and therapies as they unfold.

We feel that the momentum established from new client acquisitions; the development of a new EDC product – MERS-TH; and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2003. We have improved our sales staff during the latter half of fiscal 2002 and expect to increase the level of resources utilized in the sales and marketing areas. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Because of the losses experienced since 1999 we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. The capital markets since mid-2000 have provided a difficult climate for capital raising due to the decline in value of publicly held technology stocks and the resultant apprehension on the part of investors to invest in technology oriented firms. In addition, when available, capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets coupled with the losses experienced have caused working capital shortfalls. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2002, there is doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (GAAP), and present a meaningful presentation of our financial condition and results of operations.

Our Management believes that the following are our critical accounting policies:

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, we are entitled to payment for all work performed through the point of cancellation.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts.

STOCK BASED COMPENSATION.

Options granted to employees under our Stock Option Plan are accounted for by using the intrinsic value method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No.123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and we have continued to account for stock options under the intrinsic value method specified in APB 25.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are shown as Exhibit 99.3.

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

Person	Age	Position

Cornelis F. Wit	56	Chief Executive Officer, President and Director
Randall G. Smith	45	Chairman and Chief Technology Officer
Ronald T. Linares	40	Chief Financial Officer
Charles Beardsley	57	Senior Vice President Marketing and Sales
Guus van Kesteren	62	Director

Cornelis F. Wit. Mr. Wit has been a member of our board of directors since November 1999 and CEO since June of 2002. Mr. Wit was interim CEO from June to July 2000. Mr. Wit was the President of Corporate Finance at Noesis Capital Corp, Boca Raton, Florida from 1994 until September 2000 and currently provides consulting services to Noesis. Prior to 1994, Mr. Wit was the CEO for DMV, USA, the American subsidiary for Campina Melkunie, a Dutch multi-billion dollar food and pharmaceutical ingredient company, and he also served as Vice President International Operations for Duphar, a pharmaceutical company in Holland. Mr. Wit graduated from Nijenrode, a business university in Holland.

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

Charles Beardsley: Mr. Beardsley has served as Senior Vice President, Marketing and Sales since January 2003. Prior to joining OmniComm, he spent most of his career at Rhone-Poulenc Rorer (RPR, now Aventis Pharmaceuticals), where he served as Vice President of U.S. Marketing and Sales and later as President and General Manager of RPR Canada. More recently, he has served in senior level leadership roles with CB Technologies and Quintiles Informatics involved in information technology to include electronic data capture, business intelligence, decision-support and sales force automation and optimization. Mr. Beardsley received his B.S from San Jose State University and his M.B.A. from Golden Gate University

Guus van Kesteren. Mr. van Kesteren has been a member of our board of directors since November 1999. Since 1996, Mr. van Kesteren has been an advisor to Noesis Capital Corp. Prior thereto, he was employed from 1972 until 1996 by Johnson & Johnson in various capacities, holding the position of Vice President International from 1985 until 1996 with responsibility for the Australasian subsidiaries. Mr. van Kesteren graduated from Nijenrode, a business university located in Holland.

Committees of our Board of Directors

Our board of directors established a Governance Committee, Compensation Committee and an Audit Committee. The Governance Committee, established during 2002, has been mandated to ensure compliance with all SEC and NASDAQ regulatory requirements. Its primary tasks during 2003 will be the implementation of the various requirements of the Sarbanes-Oxley Act of 2002. Mr. van Kesteren chairs this committee, but all of the Directors in concert with our Chief Financial Officer are involved in integrating the requirements of the various regulatory bodies dictating public company policy into our operating structure. The Compensation Committee administers our stock option plan and makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of our officers and key employees. The members of the Compensation Committee are Messrs. van Kesteren, who serves as Chairman of the committee and Wit. The Audit Committee reviews the engagement of the independent accountants and reviews the independence of the accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent accountants and the adequacy of our internal accounting controls. Mr. van Kesteren, as our sole independent Director is the only current member of the Audit Committee.

Medical Advisory Board

We have formed a Medical Advisory Board whose purpose is to advise and consult with us on the development, implementation and marketing of the TrialMaster application. Currently, there is one member on our Medical Advisory Board; however, we are seeking to expand its membership as we identify additional individuals who can advise us in complimentary areas.

Dr. Gervasio Lamas. Dr. Lamas brings to us a wealth of practical and academic experience in the design and execution of clinical trials, and many years of experience and contacts in the pharmaceutical industry, medical device industry and federal government. Dr. Lamas is a graduate of Harvard University (1974), and the NYU School of Medicine (1978). Dr. Lamas completed his medical and cardiology training at Harvard Medical School and Brigham and Women’s Hospital in Boston, Massachusetts, where he was on the faculty until 1993. He has authored or co-authored over 100 publications and reports in numerous research areas in the cardiovascular field, with a particular focus on the treatment of patients with coronary disease and disorders of heart rhythm. His research has led to first author publications in medical journals such as the New England Journal of Medicine and Circulation. At present, Dr. Lamas serves as Principal Investigator, Study Chairman, Co-Chairman, or National Leader in many ongoing national and international multi-center trials in the fields of coronary disease, congestive heart failure, cardiac pacing and preventive cardiology. In these roles, he coordinates the activities of a network of over 200 clinical centers worldwide.

Expansion of our board of directors

In connection with our private placement of Series B Convertible Preferred Stock in August and September 2001, in which Commonwealth Associates, L.P. (“Commonwealth”) acted as placement agent, we granted Commonwealth and the Series B investors the right to designate one director pursuant to which Harold Blue was appointed to our board of directors. Mr. Blue resigned from our Board on August 19, 2002. Commonwealth retains the right to name one Director to replace Mr. Blue through August 31, 2006. Our officers, directors and certain of our principal stockholders have delivered an irrevocable proxy to Commonwealth agreeing that until the later of August 31, 2006 or such time as less than 25% of certain currently issued and outstanding securities are then issued and outstanding such individuals will continue to vote for Commonwealth’s designee a member of our board of directors.

We also agreed that all committees of our board of directors would include a proportionate number of directors designated by Commonwealth. Finally, Commonwealth is also entitled to appoint an observer to attend all meetings of our board of directors, and we agreed to maintain directors and officers liability insurance in the amount of at least $3,000,000.

In connection with our private placement of our Series C Convertible Preferred Stock in 2002, in which Noesis Capital Corp. acted as placement agent, we granted Noesis and the Series C investors the right to designate two directors. As of December 31, 2002 Noesis and the investors had not yet exercised the right to name either Director.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the fiscal year ended December 31, 2002, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2002, other than forms filed on behalf of Messrs. Wit, van Kesteren, Smith and Linares that were deemed deficient by the SEC because they lacked information on the face of the Form identifying the Company’s name completely. These forms were originally filed on a timely basis and were subsequently filed within the 10 days the SEC allotted the Directors and Officers to resubmit the Forms.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the “Named Executive Officers”).

						Long term Compensation

		Annual Compensation					Awards		Payouts

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)

					Other		Securities
					Annual	Restricted	Under-		All other
					Compen-	Stock	Lying	LTIP	Compen-
					sation	Awards	Options	Payout	sation
Name And Principal Position	Year	Salary ($)		Bonus ($)	($)	($)	SARs (#)	($)	($)

Cornelis F. Wit, CEO/Director	2002	$67,385	(1)	$-0-	$-0-	$-0-	190,000	$-0-	$-0-
David Ginsberg,	2002	$88,904	(2)	$20,833	$-0-	$-0-	-0-	$-0-	$-0-
CEO/Director	2001	$312,813		$12,500	$-0-	$-0-	750,000	$-0-	$-0-
	2000	$134,255	(3)	$-0-	$-0-	$-0-	240,000	$-0-	$16,759	(4)
Peter Knezevich CEO/Director	2000	$131,231		$-0-	$-0-	$-0-	-0-	$-0-	$5,300	(5)
Randall Smith	2002	$156,000		$-0-	$-0-	$-0-	65,000	$-0-	$-0-
President/Director	2001	$138,506		$-0-	$-0-	$-0-	270,000	$-0-	$300	(5)
	2000	$119,831		$-0-	$-0-	$-0-	2,000	$-0-	$6,800	(5)
Ronald T. Linares	2002	$138,880		$-0-	$-0-	$-0-	45,000	$-0-
CFO	2001	$119,044		$-0-	$-0-	$-0-	300,000	$-0-	$150	(5)
Clifton Middleton Vice President	2000	$100,899		$-0-	$-0-	$-0-	252,000	$-0-	$3,000	(5)
Gene Gordon Vice President	2000	$115,000		$-0-	$-0-	$-0-	2,000	$-0-	$6,600	(5)

(1)	Mr. Wit joined our company as CEO on June 1, 2002.

(2)	Dr. Ginsberg left our employ on June 1, 2002.

(3)	Dr. Ginsberg joined our company on August 1, 2000.

(4)	Consisted of reimbursements for moving expenses and temporary housing during calendar 2000.

(5)	Consisted of car allowance payments.

(6)	Mr. Linares joined our company on April 17,2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

		Individual Grants

(a)	(b)	(c)	(d)	(e)

	Number of
	Securities	% of Total
	Underlying	Options/SARs
	Options/	Granted to
	SARs	Employees in	Exercise or Base	Expiration
Name	Granted (#)	Fiscal Year	Price ($/Share)	Date

Cornelis F. Wit	50,000	6.2%	$0.25	6/1/07
Cornelis F. Wit	15,000	1.8%	$0.25	08/26/07
Cornelis F. Wit	50,000	6.2%	$0.25	12/19/07
Cornelis F. Wit	75,000	9.2%	$0.25	12/19/07
Randall Smith	15,000	1.8%	$0.25	08/26/07
Randall Smith	50,000	6.2%	$0.25	12/19/07
Ronald Linares	15,000	1.8%	$0.25	08/26/07
Ronald Linares	30,000	3.7%	$0.25	12/19/07

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)		(e)

Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-the-money
			Options/SARs at		Options/SARs at
	Shares Acquired		FY End (#)		FY End ($)
Name	On Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Cornelis Wit	-0-	$-0-	400,000	-0-	$-0-	$-0-
Randall Smith	-0-	$-0-	671,539	-0-	$-0-	$-0-
Ronald Linares	-0-	$-0-	457,000	-0-	$-0-	$-0-

Employment Agreements

In June 2002, we entered into a one-year employment agreement with Cornelis F. Wit to serve as our Chief Executive Officer and President. Mr. Wit currently receives an annual salary of $175,000 as of January 1, 2003 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement, Mr. Wit received options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $.25 per share at the time we hired him. Additional incentive options are awardable under the agreement based upon sales and cash flow objectives. To date Mr. Wit has received 50,000 options to purchase shares of our common stock based on the achievement of our cash flow objectives during December 2002. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of the business, assets or stock of the Company, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2001, we entered into a three year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, receives an annual salary of $165,000 as of January 1, 2003 to be paid in the form of cash and/or stock and he is eligible to receive a bonus based upon achieving technology related milestones. Mr. Smith was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The three year options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause following the termination of the agreement.

In September 2001, we entered into a three year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $150,000 as of January 1, 2003 to be paid in the form of cash and/or stock and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The three year options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause following the termination of the agreement.

Stock Option Plan

Our 1998 Stock Incentive Plan (the “1998 Plan”) was adopted in January 1998, and was amended in July 2001 by our Board of Directors to increase the number of shares available under the 1998 Plan. This increase was approved by our shareholders at the shareholder meeting held on November 16, 2001. As of March 18, 2003 we have outstanding options under the 1998 Plan to purchase an aggregate of 2,785,039 shares of our common stock at exercise prices ranging from $0.25 to $5.50 outstanding under the 1998 Plan.

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

General

We have reserved 5,000,000 shares of our common stock for issuance upon the exercise of options granted under the 1998 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 1998 Plan expire or are terminated for any reason without being exercised, or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 1998 Plan.

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

Stock Appreciation Rights

The Compensation Committee can grant stock appreciation rights (SARs) to any participant, subject to the maximum plan limit described above. At any time, the Compensation Committee may grant an SAR award, either separately or in connection with any option; provided, that, if an SAR is granted in connection with an incentive stock option, it must be granted at the same time that as underlying option is granted. The Compensation Committee will determine the base amount of the SAR at the time that it is granted and will establish any applicable vesting provisions, transfer restrictions or other restrictions as it may determine is appropriate in its sole discretion. When a participant exercises an SAR, he or she will receive the amount by which the value of the stock has appreciated since the SAR was granted, which may be payable to the participant in cash, shares, or a combination of cash and shares, as determined by the Compensation Committee.

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

Amendment and Termination of the 1998 Plan

Our Board of Directors can at any time terminate the 1998 Plan. With the express written consent of an individual participant, the Board may cancel or reduce or otherwise alter the outstanding awards thereunder if, in its judgment, the tax, accounting, or other effects of the 1998 Plan or potential payouts thereunder would not be in our best interest. The Board may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1998 Plan in whole or in part, provided, however, that without further stockholder approval the Board shall not:

•	Increase the maximum number of shares of our common stock which may be issued on exercise of awards under the 1998 Plan;

•	Change the maximum option price;

•	Extend the maximum option term;

•	Extend the termination date of the 1998 Plan; or

•	Change the class of persons eligible to receive awards under the Plan.

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

Change of Control and Reorganization

•	Upon a change of control, as defined in the 1998 Plan, the Compensation Committee may:

•	determine that the outstanding grants, whether in the form of options and stock appreciation rights, shall immediately vest and become exercisable;

•	determine that the restrictions and conditions on all outstanding restricted stock or performance share awards shall immediately lapse;

•	require that grantees surrender their outstanding options and stock appreciation rights in exchange for payment by us, in cash or common stock, in an amount equal to the amount by which the then fair market value of the shares of our common stock subject to the grantee’s unexercised options or stock appreciation rights exceeds the exercise price of those options; and/or

•	after giving grantees an opportunity to exercise their outstanding options and stock appreciation rights, terminate any or all unexercised options and stock appreciation rights.

Upon a reorganization, as defined in the 1998 Plan, where we are not the surviving entity or where we survive only as a subsidiary of another entity, unless the Compensation Committee determines otherwise, all outstanding option or SAR grants shall be assumed by or replaced with comparable options or rights by the surviving corporation. In addition, the Compensation Committee may require that grantees surrender their outstanding options in exchange for payment by us, in cash or common stock, at an amount equal to the amount by which the then fair market value of the shares of common stock subject to the grantee’s unexercised options exceeds the exercise price of those options and/or after accelerating all vesting and giving grantees an opportunity to exercise their outstanding options or SARs, terminate any or all unexercised options and SARs.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     At March 18, 2003, there were an aggregate of:

•	12,018,719 shares of our common stock,

•	4,215,224 shares of our Series A Convertible Preferred Stock,

•	200,000 shares of our Series B Convertible Preferred Stock, and

•	337,150 shares of our Series C Convertible Preferred Stock

issued and outstanding. These securities comprise our outstanding voting securities (“Voting Securities”). The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and our Series C Convertible Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of our common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for each of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and our Series B Convertible Preferred Stock on March 18, 2003, these holders would be entitled to 24,296,149 votes at a meeting of our stockholders, and our common stockholders would be entitled to 12,018,719 votes, for an aggregate of 36,314,868 votes for all our currently outstanding Voting Securities.

The following table sets forth, as of March 12, 2003 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of our Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 18, 2003 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 18, 2003 have been exercised or converted.

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

	No. of Shares	Percentage of
Name of Beneficial Owner	Beneficially Owned	Voting Securities

Cornelis Wit (1) (9)	774,226	2.17%
Randall G. Smith (2) (9)	1,668,255	4.66%
Ronald T. Linares (3) (9)	496,529	1.40%
Guus van Kesteren (4) (9)	792,776	2.23%
ComVest Venture Partners LLP (5) (9)	6,000,000	15.75%
Noesis N.V. (6) (9)	6,755,695	17.34%
Shea Venture, LLC (7)(9)	2,000,000	5.54%
Robert Priddy (8)(9)	2,000,000	5.54%

All Directors and Officers as a group (four persons) (9)	3,731,787	10.02%

(1)	Includes 400,000 shares of our common stock issuable upon the exercise of currently exercisable stock options, 183,150 shares of our common stock issuable upon conversion of our Series C Convertible Stock, and 152,000 shares of our common stock issuable upon conversion of warrants.

(2)	Includes 671,539 shares of our common stock issuable upon the exercise of currently exercisable stock options, and 20,000 shares of our common stock issuable upon conversion of stock warrants.

(3)	Includes 457,000 shares of our common stock issuable upon the exercise of currently exercisable stock options.

(4)	Includes 230,000 shares of our common stock issuable upon the exercise of currently exercisable stock options, 202,700 shares of our common stock issuable upon conversion of warrants and 335,775 shares of our common stock issuable upon conversion of our Series C Convertible Preferred Stock.

(5)	Includes 3,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 3,000,000 shares of our common stock issuable upon the conversion of outstanding warrants. ComVest Venture Partners, LLP is an affiliate of the Commonwealth Associates, L.P. acting as placement agent for us in a private offering. The information presented for ComVest Venture Partners, LLP, however, does not include any holdings of Commonwealth Associates, L.P. or its affiliates. ComVest Venture Partners, LLP’s address is 830 Third Avenue, Fourth Floor, New York, NY 10022.

(6)	Includes 1,600,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock, 3,859,197 shares of our common stock issuable upon the conversion of outstanding warrants and 760,000 shares of our common stock issuable upon conversion of our Series C Convertible Preferred Stock. Noesis, N.V.’s address is Landhuis Joonchi, Kava Richard J. Beauion z/n, Curacao, Netherland Antilles.

(7)	Includes 1,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 1,000,000 shares of our common stock issuable upon the exercise of outstanding warrants. Shea Venture, LLC’s address is 655 Brea Canyon Road, Walnut, CA 91789.

(8)	Includes 1,000,000 shares of our common stock issuable upon the conversion of shares of our Series B Convertible Preferred Stock and 1,000,000 shares of our common stock issuable upon the conversion of outstanding warrants. Mr. Priddy’s address is 3435 Kingsboro Road, Apartment 1601, Atlanta, GA 30326.

(9)	Includes footnotes (1) through (4) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cornelis F. Wit, our President and Chief Executive Officer and a member of our Board of Directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which occurred between September 1999 and December 2002. Guus van Kesteren, a member of our Board of Directors, is a consultant for Noesis Capital Corp.

In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster system. For the periods ended December 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of OmniComm and Messrs. Wit and van Kesteren effective June 30, 2002.

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

From time to time we have borrowed funds from Mr. van Kesteren, including:

•	between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

•	between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003.

•	in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the Units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

•	in December 2002, we borrowed $50,000 from him under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003.

In conjunction with these various loans, we have granted Mr. van Kesteren warrants to purchase an aggregate of 70,700 shares of our Common Stock at exercise prices ranging from $.30 to $2.25 per share.

In July 2001, Noesis Capital, the Placement Agent for our 12% Convertible Notes, assigned $60,000 of accrued fees owed to it Cornelis Wit, a Director at the time. Mr. Wit converted that accrued expense into the Private Placement of our 12% Convertible Notes. The 12% Convertible Notes were subsequently converted on December 31, 2002 into shares of our Series C Convertible Preferred Stock.

The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our stockholders. One of our Directors, Mr. Wit, was President of Corporate Finance of Noesis Capital Corp. and remains a consultant to the Noesis. The promissory note bore interest rate at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into debt issued as part of a private placement of our debt in January 2001. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002.

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding at December 31, 2002.

During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company’s Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

During December 2002, the Company borrowed $50,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)  Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – 5% Series A Convertible Preferred Stock (6)
3.3	Certificate of Increase – 5% Series A Convertible Preferred Stock (7)
3.4	Certificate of Designation –Series B Convertible Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	Bylaws (10)
3.7	Certificate of Amendment – Certificate of Designation – 5% Series A Convertible Preferred Stock dated August 2, 2002
3.8	Certificate of Amendment – Certificate of Incorporation dated August 2, 2002.
3.9	Certificate of Designation – Series C Convertible Preferred Stock dated March 27, 2002.
10.1	Employment Agreement and Stock Option Agreement between OmniComm and Randall G. Smith (11)
10.2	Employment Agreement and Stock Option Agreement between OmniComm and David Ginsberg, D.O. (12)
10.3	Employment Agreement and Stock Option Agreement between OmniComm and Ronald T. Linares (13)
10.4	1998 Stock Incentive Plan (14)
10.5	Medical Advisory Board Agreement (15)
10.6	Standard Agreement – Proprietary Protection (16)
10.7	Employment Agreement and Stock Option Agreement between OmniComm and Cornelis F. Wit (17)

EXHIBIT NO.	DESCRIPTION

10.8	Employment Agreement and Stock Option Agreement between OmniComm and Charles Beardsley, dated January 3, 2003.
23.1	Consent of Greenberg & Company, LLC, Registrants Independent Auditors (18)
99.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Cornelis F. Wit, CEO
99.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Ronald T Linares, CFO
99.3	Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.

(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.

(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(12)	Incorporated by reference to Exhibit 10(a)(ii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(13)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(14)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(15)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(16)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(17)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.

(18)	Incorporated by reference to Exhibit 23 filed with our Registration Statement on Form SB-2 dated December 27, 2001.

     (a)  Reports on Form 8-K.

None.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares Ronald T. Linares, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief Executive Officer, President and Director	April 15, 2003

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	April 15, 2003

/s/ Ronald T. Linares Ronald T. Linares	Chief Financial Officer	April 15, 2003

/s/ Guus van Kesteren Guus van Kesteren	Director	April 15, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cornelis F. Wit certify that:

1.	I have reviewed this annual report on Form 10-KSB of OmniComm Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

b)	Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Cornelis F. Wit
Cornelis F. Wit
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald T. Linares certify that:

1.	I have reviewed this annual report on Form 10-KSB of OmniComm Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is prepared;

b)	Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Ronald T. Linares
Ronald T. Linares
Chief Financial Officer