Form 10QSB
period 2003-03-31
OMNICOMM SYSTEMS INC
filed 2003-05-15
CIK 1034592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2003
                                                             --------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from         to
                                                             -------    --------

                         Commission File Number: 0-25203

                             OMNICOMM SYSTEMS, INC.
                             ----------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                   11-3349762
           --------                                   ----------
    State of Incorporation            IRS Federal Employer Identification Number


2555 Davie Road, Suite 110-B, Davie, Florida                        33317
--------------------------------------------                        -----
        Address of Principal Office                                Zip Code

                   Registrant's Telephone Number: 954.473.1254


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X NO [ ]

         The number of shares outstanding of each of the issuer's classes of equity as of March 31, 2003: 12,018,719 common stock $.001 par value, 4,215,224 Series A Preferred stock, $.001 par value, 200,000 Series B Preferred Stock, $.001 par value, 337,150 Series C Preferred Stock, $.001 par value.

                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results
 of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley - CEO Cornelis F. Wit
Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley - CFO Ronald T. Linares

                             OMNICOMM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,             DECEMBER 31,
                                                                                          2003                   2002
                                                                                      ------------           ------------
                                                                                       (Unaudited)





                                     ASSETS
CURRENT ASSETS
  Cash                                                                                $     15,300           $    194,677
  Accounts receivable                                                                      180,764                274,540
  Prepaid expenses                                                                           7,715                  8,959
                                                                                      ------------           ------------
  Total current assets                                                                     203,779                478,176

PROPERTY AND EQUIPMENT, net                                                                221,817                261,736

OTHER ASSETS
  Intangible assets, net                                                                       -0-                    -0-
  Other assets                                                                              12,997                 12,997
                                                                                      ------------           ------------

TOTAL ASSETS                                                                          $    438,593           $    752,909
                                                                                      ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                               $  1,412,647           $  1,446,450
  Notes payable - current                                                                  100,000                120,000
  Notes payable related party- current                                                       8,600                106,000
  Deferred revenue                                                                         320,215                322,520
                                                                                      ------------           ------------
  Total current liabilities                                                              1,841,462              1,994,970

CONVERTIBLE DEBT                                                                           450,000                450,000
NOTES PAYABLE, net of current portion                                                      505,926                485,926
NOTES PAYABLE RELATED PARTY, net of current portion                                        296,644                196,644
                                                                                      ------------           ------------
TOTAL LIABILITIES                                                                        3,094,032              3,127,540
                                                                                      ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

  Undesignated preferred stock - $.001 par value. 4,022,500
  shares authorized, no shares issued and outstanding                                          -0-                    -0-

  Series B convertible preferred stock, - $.001 par value
  230,000 shares authorized, 200,000 and 200,000 issued and
  outstanding, respectively; liquidation preference $2,000,000
  and $2,000,000, respectively                                                                 200                    200

  Series C convertible preferred stock, - $.001 par value
  747,500 shares authorized, 337,150 and 307,650 issued and
  outstanding, respectively; liquidation preference $3,371,500
  and $3,076,500, respectively                                                                 337                    308

  5% Series A convertible preferred stock - $0.001 par value,
  5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference
  $4,215,224 and $4,215,224, respectively                                                    4,215                  4,215

  Common stock - 150,000,000 shares authorized, 12,018,719 and
  12,018,719 issued and outstanding, after deducting 669,777 and
  669,777 shares of treasury stock, at $.001 par value,
  respectively                                                                              12,640                 12,640

  Additional paid in capital - preferred                                                 9,203,366              8,938,117
  Additional paid in capital - common                                                   11,074,806             10,939,462
  Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively             (298,794)              (298,794)
  Accumulated deficit                                                                  (22,585,920)           (21,897,111)
  Deferred compensation                                                                    (65,149)               (72,528)
  Subscriptions receivable                                                                  (1,140)                (1,140)
                                                                                      ------------           ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                    (2,655,439)            (2,374,631)
                                                                                      ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $    438,593           $    752,909
                                                                                      ============           ============

         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                  (Unaudited)


                                                                2003              2002
                                                           ------------       -----------
REVENUES                                                   $    201,130       $   104,022
COST OF SALES                                                    47,107           124,708
                                                           ------------       -----------

GROSS MARGIN                                                    154,023           (20,686)

OTHER EXPENSES
Salaries, benefits and related taxes                            451,087           437,613
Rent & occupancy expenses                                        36,758            40,220
Consulting - medical advisory                                    67,308               -0-
Legal and professional fees                                      24,753            81,926
Travel                                                            9,755            14,446
Telephone and internet                                           15,608            23,525
Selling, general and administrative                              33,191            18,745
Interest expense, net                                            29,111            72,044
Depreciation and amortization                                    39,919            82,782
                                                           ------------       -----------
Total other expenses                                            707,489           771,301
                                                           ------------       -----------

(Loss) before taxes and preferred dividends                    (553,466)         (791,987)

Income tax expense (benefit)                                        -0-               -0-
                                                           ------------       -----------

Net income (loss)                                              (553,466)         (791,987)

Preferred stock dividends, including deemed dividends
of $135,344 and $102,999 for the 3 months ended March
31, 2003 and 2002, and dividends in arrears of
$50,637 and $-0- on the 5% Series A Convertible
Preferred Stock for the 3 months ended March 31, 2003
and 2002; $39,452 and $39,452 on the Series B
Convertible Preferred Stock for the 3 months ended
March 31, 2003 and 2002, and $62,711 and $2,031 on
the Series C Convertible Preferred Stock for the 3
months ended March 31, 2003 and 2002                           (288,144)         (195,119)
                                                           ------------       -----------

Net income (loss) attributable to common stockholders      $   (841,610)      $  (987,106)
                                                           ============       ===========

Net (loss) per share                                       $      (0.07)      $     (0.12)
                                                           ============       ===========
Weighted average number of shares outstanding                12,018,719         8,323,697
                                                           ============       ===========


         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                  (Unaudited)


                                                                                 2003            2002
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(553,466)      $(791,987)
  Adjustment  to reconcile  net income to net cash provided by (used in)
   operating activities:
  Depreciation and amortization                                                  39,919          82,782
  Amortization of deferred compensation                                           7,379           3,692
  Interest expense on detachable warrants                                           -0-             165
  Change in assets and liabilities:
  Accounts receivable                                                            93,776           2,821
  Prepaid expenses                                                                1,244          (7,171)
  Accounts payable and accrued expenses                                         (33,803)        540,170
  Deferred revenue                                                               (2,305)        (17,518)
                                                                              ---------       ---------
Net cash provided by (used in) investing activities                            (447,256)       (187,046)
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                -0-             -0-
                                                                              ---------       ---------
Net cash provided by (used in) investing activities                                 -0-             -0-
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                       2,600           2,341
Issuance of Series C convertible preferred stock, net of issuance costs         265,279          43,025
                                                                              ---------       ---------
Net cash provided by (used in) financing activities                             267,879          45,366
                                                                              ---------       ---------

Net increase (decrease) in cash and cash equivalents                           (179,377)       (141,680)
Cash and cash equivalents at beginning of period                                194,677         142,826
                                                                              ---------       ---------
Cash and cash equivalents at end of period                                    $  15,300       $   1,146
                                                                              =========       =========


                                                      FOR THE THREE MONTHS
                                                             ENDED
                                                            MARCH 31,
                                                       2003         2002
                                                       -----      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Income tax                                             $-0-          $-0-
                                                       =====      =======
Interest                                               $-0-       $22,560
                                                       =====      =======

NON-CASH TRANSACTIONS
NONE


         SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL STATEMENTS

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

NOTE 1:           ORGANIZATION AND NATURE OF OPERATIONS

                  OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. Our Internet-based TrialMaster(R) software allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

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

                  RECLASSIFICATIONS

                  Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation. These reclassifications did not have any effect on net income (loss) or shareholders' equity.

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

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

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

                  INTANGIBLE AND OTHER ASSETS

                  Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. As of March 31, 2003, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

                  DEFERRED REVENUE

                  Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $320,215 in deferred revenues relating to contracts for services to be performed over periods ranging from 4 months to 5 years.

                  REVENUE RECOGNITION POLICY

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

                  The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements (SAB
                  101)". SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $320,215 in deferred revenue relating to contracts for services to be performed over periods ranging from 4 months to 4 years.

                  ADVERTISING

                  Advertising costs are expensed as incurred. Advertising costs were $3,175 and $2,025 for the three months ended March 31, 2003 and 2002, respectively.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

                  RESEARCH AND DEVELOPMENT EXPENSES

                  Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $152,548 in 2003 and $115,279 in 2002 for the quarters ended March 31, respectively.

                  STOCK OPTIONS

                  The Company uses the intrinsic-value method of accounting for stock-based awards granted to employees and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. See
                  Note 13 for pro forma information on the impact of the fair-value method of accounting for stock options.

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

                  Basic earnings per share were calculated using the weighted average number of shares outstanding of 12,018,719 and 8,323,697 for the quarters ended March 31, 2003 and 2002, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,755,039 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at March 31, 2003. Stock warrants to purchase 18,338,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at March 31 2003. The Company granted a Unit Purchase Option ("Agent Option") to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company's convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

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

                  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145, which will become effective after May 2002 to have a material effect on its financial condition or results of operations.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

                  In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

                  On December 31, 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption to have a material effect on the earnings or financial position of the Company.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company's third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement is currently not expected to have a material impact on the consolidated financial statements.

NOTE 3:           OPERATIONS AND LIQUIDITY

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

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  To satisfy our capital requirements, we will seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

                  The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2003 there is doubt about the Company's ability to continue as a going concern.

NOTE 4:           INTANGIBLE ASSETS AND GOODWILL

                  Included in Intangible Assets are the following assets:

                                                                  MARCH 31, 2003
                                                                                ACCUMULATED
                                                             COST               AMORTIZATION
                                                           --------             ------------
                  Covenant not to compete                  $120,000               $120,000
                  Software development costs                 87,500                 87,500
                  Organization costs                            539                    539
                  Debt acquisition costs                    301,888                301,888
                                                           --------               --------
                                                           $509,927               $509,927
                                                           ========               ========

                                                                 DECEMBER 31, 2002
                                                                                ACCUMULATED
                                                             COST               AMORTIZATION
                                                           --------             ------------
                  Covenant not to compete                  $120,000               $120,000
                  Software development costs                 87,500                 87,500
                  Organization costs                            539                    539
                  Debt acquisition costs                    301,888                301,888
                                                           --------               --------
                                                           $509,927               $509,927
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

                  During the year ended December 31, 2001, the Company issued Convertible Notes with gross proceeds totaling $1,615,000. The Company recorded total debt acquisition fees of $218,440 of which $70,250 were to be paid in cash and $148,190 were deemed additional compensation derived from 323,000 stock warrants issued to the placement agent as additional compensation. The debt acquisition costs were amortized ratably over the term of the notes. Amortization expense of the debt acquisition costs totaled $48,552 for the year ended December 31, 2002. Approximately $2,890 of the debt acquisition costs were reclassified as stock issuance costs in connection with the conversion of $12,500 (original cost) of the convertible notes into common stock of the Company during 2001.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)




NOTE 5:           PROPERTY AND EQUIPMENT, AT COST

                  Property and equipment consists of the following:

                                                MARCH 31, 2003                DECEMBER 31, 2002
                                                        ACCUMULATED                      ACCUMULATED      ESTIMATED
                                             COST       DEPRECIATION         COST        DEPRECIATION    USEFUL LIVES
                                           -------      ------------       --------      ------------    ------------

                  Computer and             $420,298        $274,431        $420,298        $253,416
                  office equipment                                                                         5 years
                  Leasehold                   3,299           1,557           3,299           1,392
                  improvements                                                                             5 years
                  Computer software         260,287         200,610         260,287         183,989        3 years
                  Office furniture           42,350          27,819          42,350          25,701        5 years
                                           --------        --------        --------        --------
                                           $726,234        $504,417        $726,234        $464,498
                                           ========        ========        ========        ========

                  Depreciation expense for the periods ended March 31, 2003 and 2002 was $39,919 and $40,022 respectively.

NOTE 6:           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses consist of the following at March 31, 2003 and December 31, 2002:

                                                                        12/31/02           3/31/03
                                                                       ----------        ----------
                  Accounts payable                                     $  431,736        $  601,799
                  Accrued payroll and related costs                       473,384           210,907
                  Other accrued expenses                                  293,233           322,733
                  Accrued interest                                        120,578           149,689
                  Accrued expenses of OmniTrial BV                        127,519           127,519
                                                                       ----------        ----------
                       Total accounts payable and accrued expenses     $1,446,450        $1,412,647
                                                                       ==========        ==========

                  Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000, 2001 and 2002 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock. Accrued payroll and related costs includes approximately $129,956 in past due payroll taxes accrued during fiscal 2003 that the Company had not paid as of March 31, 2003, but are considered legal obligations of the Company. See Note 16 Subsequent Events for further information regarding the past due employment taxes.

NOTE 7:           EARNINGS PER SHARE

                  Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 47,909,616 have been omitted from the calculation of dilutive EPS for the period ended March 31, 2003. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)



                                       3 MONTHS ENDED MARCH 31, 2003           3 MONTHS ENDED MARCH 31, 2002
                                   INCOME          SHARES       PER-SHARE   INCOME         SHARES      PER-SHARE
                                  NUMERATOR     DENOMINATOR      AMOUNT    NUMERATOR     DENOMINATOR     AMOUNT
                                  ---------     -----------     --------   ---------     -----------   ----------
                  Basic EPS       $(841,610)     12,018,719     $  (0.07)  $(987,106)     8,323,697     $  (0.12)
                  Effect of
                  Dilutive
                  Securities
                  None                  -0-             -0-          -0-         -0-            -0-          -0-
                                  ---------      ----------     --------   ---------      ---------     --------
                  Diluted EPS     $(841,610)     12,018,719     $  (0.07)  $(987,106)     8,323,697     $  (0.12)

NOTE 8:           NOTES PAYABLE

                  At March 31 2003, the Company owed $911,171 in notes payable. The table below provides details as to the terms and conditions of the notes payable.


                                          ORIGINATION        DUE         INTEREST                         SHORT             LONG
                       NOTE HOLDER            DATE          DATE           RATE          AMOUNT            TERM             TERM
                       -----------        -----------    ----------      --------      ---------        ---------        ---------
                Guus van Kesteren           8/30/2001    10/31/2004        8.0%        $ 196,644        $       0        $ 196,644
                Magnolia Private Fnd.       8/30/2001    10/31/2004        8.0%          209,534                0          209,534
                Magnolia Private Fnd.       8/30/2001    10/31/2004        8.0%          276,393                0          276,393
                Nico Letschert              7/31/2002    10/31/2004        0.0%           10,000                0           10,000
                Nico Letschert               9/3/2002    10/31/2004        0.0%           10,000                0           10,000
                Randy Smith                11/25/2002     3/25/2003        0.0%            6,000            6,000                0
                Guus van Kesteren          12/26/2002    10/31/2004        9.0%           50,000                0           50,000
                Cornelis Wit               12/30/2002    10/31/2004        9.0%           50,000                0           50,000
                Cornelis Wit                3/31/2003     4/30/2003        0.0%            2,600            2,600                0
                Guy Brissette              12/30/2002     3/30/2003        9.0%          100,000          100,000                0
                                                                                       ---------        ---------        ---------
                                                                                       $ 911,171        $ 108,600        $ 802,571
                                                                                       =========        =========        =========

                  Promissory notes totaling $682,571 were amended and restated on December 31, 2002, with new terms which included an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

                  Promissory notes totaling $120,000 were amended and restated on March 31, 2003, with new terms which included an extension of the maturity date to October 31, 2004.

                  RELATED PARTY NOTES PAYABLE

                  Included in related party notes payables is a $196,644 promissory note that was amended and restated on December 31, 2002 with new terms which include an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

                  During March 2002, the Company borrowed $2,341 from Randall Smith, the Company's Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of March 31, 2003.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)



                  During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company's Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

                  During December 2002, the Company borrowed $50,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004.

                  During December 2002, the Company borrowed $50,000 from Guus van Kesteren, a Director of the Company. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004.

                  During March 2003, the Company borrowed $2,600 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was repaid without interest on April 3, 2003.

NOTE 9:           CONVERTIBLE NOTES

                  During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of March 31, 2003 approximately $412,500 of the Convertible Notes had been converted into 330,000 shares of common stock of the Company leaving an outstanding balance of $450,000.

                  The Company is currently in default on interest payments owed totaling $55,733 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

                  During the first six months of 2001, the Company issued 12% Convertible Notes Payable in the amount of $1,615,000 pursuant to a Confidential Private Placement Memorandum. There were costs of $218,440 associated with the offering of which $148,190 is attributable to warrants issued to the placement agent as additional compensation that were valued using the Black-Scholes method. The net proceeds to the Company were $1,484,750 with the cash compensation costs of $70,250 accrued at December 31, 2002, and $60,000 of accrued expenses due to the placement agent converted as part of the private placement of the 12% Convertible Notes Payable. The notes bear interest at twelve percent annually, payable at maturity. The notes are convertible after maturity, which is January 31, 2002, into shares of common stock of the Company at $0.50 per share. EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", requires Company's to record interest expense on convertible debt that is issued with an embedded beneficial conversion feature, or in the money at the date the investor is committed to purchase the convertible securities. The Company valued the 12% Convertible Notes Payable utilizing the intrinsic value method and recorded $508,835 in interest expense with a corresponding credit to additional paid-in capital.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  The Company completed a conversion of its 12% Convertible Notes on December 31, 2002. The Company converted the principal amount outstanding of $1,615,000 into Units of its Series C Convertible Preferred Stock resulting in the issuance of 161,500 shares of the Series C Preferred with 3,230,000 attached common stock warrants providing the shareholder the right to purchase additional shares at $0.25 per share. In addition, the outstanding accrued interest on the 12% Convertible Notes, which totaled $361,576 on December 31, 2002, resulted in the issuance of 1,446,306 shares of common stock.

NOTE 10:          COMMITMENTS AND CONTINGENCIES

                  The Company currently leases office space under operating leases. The minimum future lease payments required under the Company's operating leases at March 31, 2003 are as follows:

                          2003                 $ 67,970
                          2004                   44,550
                          2005                        0
                          2006                        0
                          2007                        0
                                               --------
                          Total                $112,520
                                               ========

                  In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $36,758 and $40,220 for the quarters ended March 31, 2003 and 2002.

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

                  In January 2001, a former employee, Eugene A. Gordon, filed a lawsuit in Dade County, Florida alleging breach of his employment contract with us. The plaintiff alleged we owed him more than $100,000 for back payment of salary according to the terms of his employment contract. We disputed Mr. Gordon's allegations and vigorously defended this lawsuit. As part of its defense, the Company filed a counterclaim against Mr. Gordon and a counter-suit against his wife. The parties entered into a settlement agreement on August 19, 2002. The parties subsequently filed and the court accepted a Joint Stipulation for Dismissal With Prejudice on September 6, 2002.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)



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

                  FINANCIAL ADVISORY AGREEMENT

                  During March 2002, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees during the one-year term of the agreement. The advisory agreement was extended for a twelve month term effective December 23, 2002.

NOTE 11:          RELATED PARTY TRANSACTIONS

                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Cornelis F. Wit, our President and Chief Executive Officer and a member of our Board of Directors, is a consultant to Noesis Capital Corp. and served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp. has served as placement agent for us in three private placements of securities which occurred between September 1999 and December 2002. Guus van Kesteren, a member of our Board of Directors, is an advisor to Noesis Capital Corp.

                  In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster(R) system. For the periods ended December 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of OmniComm and Messrs. Wit and van Kesteren effective June 30, 2002.

                  On April 5, 2002, Cornelis F. Wit, President and Chief Executive Officer and a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum and included 20,000 common stock warrants for the purchase of common stock at an exercise price of $0.25 per share.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  On April 5, 2002, Guus van Kesteren a Director of the Company, invested $10,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum and included 20,000 common stock warrants for the purchase of common stock at an exercise price of $0.25 per share.

                  On January 30 2002, Noesis N.V., one of our stockholders, invested $90,000 in a private placement of our Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is convertible into shares of the Company's common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum and included 180,000 common stock warrants for the purchase of common stock at an exercise price of $0.25 per share.

                  From time to time we have borrowed funds from Mr. van Kesteren, including:

                  - between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002. This series of Convertible Notes was converted on December 31, 2002 into shares of the Company's Series C Convertible Preferred Stock resulting in the issuance of 11,000 shares of Series C Convertible Preferred Stock.

                  - between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. These notes were amended and restated on December 31, 2002 extending the maturity date of the notes to October 31, 2004.

                  - in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the Units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

                  In conjunction with these various loans, we have granted Mr. van Kesteren warrants to purchase an aggregate of 70,700 shares of our Common Stock at exercise prices ranging from $.30 to $2.25 per share.

                  In July 2001, Noesis Capital, the Placement Agent for our 12% Convertible Notes, assigned $60,000 of accrued fees owed to Cornelis Wit, a Director at the time. Mr. Wit converted that accrued expense into the Private Placement of our 12% Convertible Notes. The 12% Convertible Notes were subsequently converted on December 31, 2002 into 6,000 shares of our Series C Convertible Preferred Stock.

                  The Company granted Randall G. Smith, Chairman of the Board and Chief Technology Officer, warrants to purchase 20,000 shares of our Common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to the Company by Mr. van Kesteren in July 2001, in the amount of $100,000

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)

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

                  During March 2002, the Company borrowed $2,341 from Randall Smith, the Company's Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of March 31, 2003.

                  During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company's Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

                  During December 2002, the Company borrowed $50,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004. The Company issued 10,000 common stock warrants for the purchase of common stock at an exercise price of $0.25 per share in connection with the extension of this note payable.

                  During December 2002, the Company borrowed $50,000 from Guus van Kesteren a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004. The Company issued 10,000 common stock warrants for the purchase of common stock at an exercise price of $0.25 per share in connection with the extension of this note payable.

                  During March 2003, the Company borrowed $2,600 from Cornelis Wit, the Company's Chief Executive Officer. This amount was repaid without interest on April 3, 2003.

NOTE 12:          POST-RETIREMENT EMPLOYEE BENEFITS

                  The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

NOTE 13:          STOCKHOLDERS' EQUITY (DEFICIT)

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

                  As of March 31, 2003 the Company had the following outstanding securities:

                  - 12,018,719 shares of Common Stock issued and outstanding;

                  - 18,338,428 warrants issued and outstanding to purchase shares of our common stock;

                  - 4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and

                  - 200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding

                  - 337,150 shares of our Series C Convertible Preferred Stock issued and outstanding

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


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

                  Holders of Common Stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the Common Stock. The rights of the holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is outstanding. All outstanding shares of Common Stock, other than an outstanding balance of $1,140 for subscriptions receivable, are duly authorized, validly issued, fully paid and non-assessable.

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

                  5% SERIES A CONVERTIBLE PREFERRED STOCK

                  In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock ("Series A Preferred"). The Series A Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on July 19, 1999.

                  Between September 1999 and January 2000 the Company issued 4,263,500 shares of the Series A Preferred with net proceeds of $4,018,843.

                  The designations, rights and preferences of the Series A Preferred include:

                  -        the shares are not redeemable,

                  - each share of Series A Preferred is convertible into shares of our Common Stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

                  - the shares of Series A Preferred pay a dividend at a rate of 5% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series A Preferred Stock. Dividends are cumulative,

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  - in the event of our liquidation or winding up, each share of Series A Preferred carries a liquidation preference equal to $1.00 per share,

                  - each share of Series A Preferred has full voting rights, share for share, with the then outstanding Common Stock on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock.

                  - the holders of the Series A Preferred were granted certain demand and piggy-back registration rights covering the shares of our Common Stock issuable upon the conversion of the Series A Preferred into Common Stock of the Company.

                  - the holders of the 5% Series A Preferred are entitled to vote two of the five members of the Company's Board of Directors.

                  There were $0 and $463,516 of accrued and unpaid dividends on the Series A Preferred at March 31, 2003 and 2002, respectively. In addition, there was an arrearage of $135,595 on the Series A Preferred for undeclared dividends on March 31, 2003.

                  SERIES B CONVERTIBLE PREFERRED STOCK

                  In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock ("Series B Preferred"). The Series B Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on August 31, 2001. A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred to 230,000. During September 2001 the Company issued 200,000 shares of the Series B Preferred with net proceeds of $1,711,518.

                  The designations, rights and preferences of the Series B Preferred include:

                  -        the stated value of each share is $10.00 per share,

                  -        the shares are not redeemable,

                  - each share of Series B Preferred is convertible into shares of our Common Stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our Common Stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Preferred to convert in the event the closing bid price of our Common Stock exceeds $0.50 for 20 consecutive trading days, and our Common Stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of Common Stock issuable upon conversion of the Series B Preferred has been declared effective,

                  - The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

                  - the shares of Series B Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series B Preferred. Dividends are cumulative,

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  - each share of Series B Preferred will rank senior to our Series A Preferred and Pari Passu with our Series C Preferred Stock,

                  - in the event of our liquidation or winding up, each share of Series B Preferred carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

                  - the holders of the Series B Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series B Preferred,

                  - the holders of the Series B Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series B Preferred,

                  - the holders of the Series B Preferred are entitled to vote one of the five members of the Company's Board of Directors.

                  There were arrearages of $199,452 and $39,452 on the Series B Preferred for undeclared dividends as of March 31, 2003 and 2002.

                  SERIES C CONVERTIBLE PREFERRED STOCK

                  In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock ("Series C Preferred"). The Series C Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 31, 2002. To date, the Company has issued 337,150 shares of the Series C Preferred Stock, including 161,500 shares issued in connection with the conversion of the Company's 12% Convertible Notes on December 31, 2002 and 10,000 shares issued pursuant to the conversion of $100,000 in accrued expenses owed to Noesis Capital, the Placement Agent for this private placement. Net proceeds were approximately $1,423,423. The Company closed the placement on March 31, 2003.

                  The designations, rights and preferences of the Series C Preferred include:

                  -        the stated value of each share is $10.00 per share,

                  -        the shares are not redeemable,

                  - each share of Series C Preferred is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Preferred by $0.25, which is the Series C Conversion Price. The Series C Preferred will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Preferred will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that
                           (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and
                           (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Preferred equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  - The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

                  - the shares of Series C Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series C Preferred. Dividends are cumulative,

                  - each share of Series C Preferred will rank pari passu with our Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock,

                  - in the event of our liquidation or winding up, each share of Series C Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

                  - the holders of the Series C Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series C Preferred,

                  - the holders of the Series C Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series C Preferred Stock,

                  - the holders of the Series C Preferred are entitled to vote two of the seven members of the Company's Board of Directors.

                  There were arrearages of $119,516 and $2,031 on the Series C Convertible Preferred Stock for undeclared dividends as of March 31, 2003 and 2002.

                  WARRANTS

                  We have issued and outstanding warrants to purchase a total of 18,338,428 shares of our Common Stock, including:

                  - warrants to purchase 2,359,832 shares of our 5% Series A Convertible Preferred Stock at an exercise price of $2.00 per share expiring in June 2003 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

                  - warrants to purchase 8,000,000 shares of our Common Stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

                  - warrants to purchase 1,235,596 shares of our Common Stock at exercise prices ranging from $.30 to $10.00 per share expiring periodically through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

                  - warrants to purchase 6,743,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


                  SERIES B PLACEMENT AGENT'S UNIT PURCHASE OPTION

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

                  (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)           2003       2002
                  ----------------------------------------         --------   ---------
                  Net loss available to common stockholders
                      As reported                                  $   (842)  $   (987)
                      Pro forma                                    $   (842)  $   (995)
                  Basic and diluted net loss per share
                      As reported                                  $  (0.07)  $  (0.12)
                      Pro forma                                    $  (0.07)  $  (0.12)

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

                  The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

                                                      2003              2002
                                                      ----              ----

                  Risk-free interest rate            5.00%             5.00%
                  Expected years until exercise    6 Years           6 Years
                  Expected stock volatility         137.2%            150.0%
                  Dividend yield                        0%                0%

                  STOCK OPTION PLAN

                  In 1998, the Company's Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the "1998 Plan"). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 5,000,000 shares of the Company's common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator.

                  The Company's share option activity and related information is summarized below:

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)



                                           YEAR ENDED DECEMBER 31,       3 MONTHS ENDED MARCH 31,
                                                  2002                            2003
                                         --------------------------     -----------------------
                                                          WEIGHTED                     WEIGHTED
                                                          AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE
                                          OPTIONS          PRICE         OPTIONS        PRICE
                                          -------          -----         -------        -----
Outstanding at beginning of period       3,584,039         $1.33        2,785,039       $1.00
             Granted                       811,000         $0.25              -0-       $0.00
             Exercised                         -0-         $0.00              -0-       $0.00
             Cancelled                   1,610,000         $1.36           30,000       $0.25
                                         ---------                         ------       -----

Outstanding at end of period             2,785,039         $1.00        2,755,039       $1.01
                                         =========         =====        =========       =====
Exercisable at end of period             2,761,705         $0.82        2,731,705       $0.83
                                         =========         =====        =========       =====

                  The following table summarizes information about stock options outstanding at March 31, 2003:

                              OUTSTANDING                               EXERCISABLE
                   ----------------------------------------     --------------------------
                                   WEIGHTED
                                    AVERAGE
                                   REMAINING       WEIGHTED                        WEIGHTED
                                    YEARS OF       AVERAGE                         AVERAGE
RANGE OF            NUMBER OF     CONTRACTUAL      EXERCISE       NUMBER OF        EXERCISE
EXERCISE PRICES     OPTIONS          LIFE           PRICE         OPTIONS           PRICE
---------------     -------          ----           -----         -------           -----
$0.25 - $0.47      1,632,500         4.24           $0.34       1,622,500           $0.34
$0.50 - $0.80        392,000         6.35           $0.54         378,666           $0.54
$1.00 - $2.75        730,539         2.51           $1.74         730,539           $1.74

                  OTHER STOCK BASED COMPENSATION

                  During 2001, the Company issued an aggregate of 126,340 shares of common stock to employees and advisors with a fair market value of $97,858 for services rendered under employment and consulting agreements.

                  During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $17,571 during the year ended December 31, 2002 in connection with the warrant grants.

                  During 2002, the Company issued an aggregate of 113,100 shares of restricted common stock to employees including three of its officers. The stock issued had a fair market value of $22,288 and was issued for employment services rendered in lieu of cash payments.

NOTE 14:          OMNITRIAL, B.V. BANKRUPTCY

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

                             OmniComm Systems, Inc.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (unaudited)


NOTE 15:          INCOME TAXES

                  Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

                                                                               3/31/03     3/31/02
                                                                               -------     -------
                  Current tax expense (benefit):
                              Income tax at statutory rates                   $    -0-     $    -0-
                                                                              ========     ========
                  Deferred tax expense (benefit):
                              Amortization of goodwill and                         -0-          -0-
                              covenant
                              Operating loss carryforward                     (208,269)    (298,025)
                                                                              --------     --------
                                                                              (208,269)    (298,025)
                                                                              --------     --------
                  Valuation allowance                                          208,269      298,025
                                                                              --------     --------
                  Total tax expense (benefit)                                 $    -0-     $    -0-
                                                                              ========     ========


                  The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

                                                                                3/31/03         12/31/02
                                                                              -----------      -----------
                  Deferred tax assets:
                  Amortization of intangibles                                 $   283,698      $   283,698
                  Operating loss carryforwards                                  5,757,600        5,549,331
                                                                              -----------      -----------
                              Gross deferred tax assets                         6,041,298        5,833,029
                              Valuation allowance                              (6,041,298)      (5,833,029)
                                                                              -----------      -----------
                              Net deferred tax asset                          $       -0-      $       -0-
                                                                              ===========      ===========

                  The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $15,288,000. This loss is allowed to be offset against future income until the year 2023 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through March 31, 2003.

NOTE 16:          SUBSEQUENT EVENTS

                  The Company had a recorded liability of $129,956 at March 31, 2003 for federal employment taxes. The Company satisfied the liability on April 30, 2003.

                  The Company is currently in default on interest payments owed totaling $55,733 on 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make the required semi-annual interest payments. The Company has been in default since January 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Consolidated Interim Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

We believe that the following are our critical accounting policies:

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts.

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

THE PERIOD ENDED MARCH 31, 2003 COMPARED WITH THE PERIOD ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

REVENUES

Revenues for the period ended March 31, 2003 were $201,130 compared to $104,022 for the same period in 2002. The increase can be attributed to increased success we experienced in marketing TrialMaster. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted within the next three to five years. Web-based EDC has been around for approximately four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection.

We changed our marketing focus to include clinical research organizations (CRO's) approximately eight months ago. CRO's generally market to and service a broad range of pharmaceutical and medical device manufacturers and consequently provide us the opportunity to market to a broader, bigger and more diverse end-user base. We have recently found CRO's to be more receptive to the use of EDC. This is likely in response to pressure from clinical trial sponsors for more rapid and cost-efficient clinical trials, a result that EDC use can impact. We expect to increase the number of CRO's using TrialMaster during the next six months. TrialMaster supplements the traditional CRO's basket of products and services and would be sold as integral part of the outsource package offered to their trial sponsor clients. This should provide us the opportunity to leverage their sales force thereby increasing new clients with only modest increases in our sales and marketing expenditures.

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

COST OF GOODS SOLD

Cost of goods sold decreased to $47,107 in 2003 compared to $124,708 during the comparable period in 2002. Cost of goods sold relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. In addition, we have entered into a strategic alliance with a company based in Holland to provide help-desk services for our clients located in Europe. We do not expect the costs associated with this relationship to materially affect our results of operations.

Our gross margins during the first quarter of 2003 were approximately 76.6%. TrialMaster V3.0 automated many of the manual programming functions inherent in earlier versions of the product. This combined with the experience gained from serving our existing client base has allowed to decrease the time and cost involved in producing clinical trials. We expect to achieve this level of gross margin unless we change the focus and nature of our EDC products and services.

OTHER EXPENSES

SALARIES, BENEFITS AND RELATED TAXES

Salaries and related expenses are our biggest expense at 63.8% of total Other Expenses for the first quarter of 2003. Salaries and related expenses totaled $451,087 in 2003 compared to $437,613 in 2002. Total salaries declined relative to 2002 since a portion of total payroll is accounted for in cost of goods sold. We currently employ approximately 16 employees out of our Davie, Florida corporate office and two out-of-state sales executives. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2003.

RENT

Rent expense was $36,758 for fiscal 2003 compared with $40,220 for fiscal 2002. Although rent expense remained relatively constant, the components of the costs have changed. Our development office in Tampa was closed in March 2001 and that function was relocated to the corporate office to provide a complementary workflow between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time.

LEGAL AND PROFESSIONAL FEES

Legal and professional fees totaled $24,753 in 2003 compared with $81,926 during fiscal 2002. Key components of the 2003 amounts include $22,500 paid to our placement agent for financial advisory services, and $2,023 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2002.

TRAVEL

We incurred $9,755 in travel expenses during fiscal 2003 compared to $14,446 during 2002. We began reducing travel expenses during mid-2000 as a result of the on-going working capital difficulties that we have been experiencing. Those cost-cutting measures continued through the first quarter of 2003. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

TELEPHONE AND INTERNET

Telephone and Internet related costs were reduced by $7,917, or approximately 33.7%, due to decreased telephone and Internet access costs associated with the change of our telecom provider from MCI to AT&T. We do not anticipate increases in access charges during fiscal 2003 based on our own existing communications infrastructure and our projected 2003 clinical trial workload.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SGA") were $33,191 during the first quarter of 2003. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We made a concerted effort during the second half of 2000 to eliminate or reduce SGA expenses not crucial to the efficient operation of our company. This effort continued during 2001 and is now culturally ingrained. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity. The increase of approximately $14,400 is partially attributable to increased advertising and public relations costs of approximately $3,000 and increased insurance costs of approximately $11,000.

INTEREST EXPENSE

Interest expense was $29,111 during 2003 versus $72,044 in fiscal 2002. The Company converted its 12% Convertible Notes during December 2002 into shares of its Series C Convertible Preferred Stock. This conversion reduced annualized interest expense by approximately $190,000.

PREFERRED STOCK DIVIDENDS

In March 2003 we issued 590,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of March 31, 2003. Dividends on our Series A Preferred Stock totaled $0 in 2003 compared to $50,637 for the comparable period in 2002. There were arrearages of $50,637 in Series A Convertible Preferred Stock; of $39,452 in Series B Convertible Preferred Stock dividends and $62,711 in Series C Convertible Preferred Stock dividends at March 31, 2003 and we therefore deducted $152,800 from Net Income (Loss).

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

Cash and cash equivalents decreased by $179,377 to $15,300 at March 31, 2003. This was the result of cash provided by financing activities of $267,879 offset by cash used in operating activities of approximately $447,256. The significant components of the activity include a loss from operations of approximately $553,466 offset by non-cash expenses of 47,298, increases in cash of $58,912 from changes in working capital accounts and approximately $267,879 we raised through the sale of debt and equity securities.

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

The Company is currently in default on interest payments owed totaling $55,733 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

The Company had a recorded liability of $129,956 at March 31, 2003 for federal employment taxes. The Company satisfied the liability on April 30, 2003.

On March 28, 2002 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our 8% Series C Convertible Preferred Stock. Gross proceeds totaled $1,756,500 and we accrued $333,077 in transaction related fees leaving net proceeds of approximately $1,423,423. This private placement was closed effective March 31, 2003.

During the second half of fiscal 2002 and first quarter of 2003, we entered into contracts for EDC services that exceeded $1.3 million in value. During this period we added six new clients, including two clinical research organizations
(CRO) and an academic research institution. These clients in particular are deemed vital to our long-term growth since these two areas have become a point of emphasis for our sales and marketing activities. CRO's provide out-sourced clinical trial services to pharmaceutical and medical device manufacturers and will typically provide services to numerous clients at a time. Strategically we feel that CRO's will provide us to a wider range of potential clients and will augment our sales efforts by allowing the CRO to add our EDC services to the menu of services they can provide. Academic research institutions will allow us the ability to develop a strong reputation within the clinical research community and provide exposure to cutting edge technologies and therapies as they unfold.

Our selling efforts now include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and two of the largest CRO's. We expect to begin providing services to some of these entities during the first half of 2003. These contracts would provide us the opportunity to limit our need for funding our operations via debt and equity capital. Obtaining contracts with clients of this size and reputation would also increase the credibility of the company.

We feel that the momentum established from new client acquisitions; the development of a new EDC product - MERS-TH; and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2003. We improved our sales staff during the latter half of fiscal 2002 and expect to increase the level of resources utilized in the sales and marketing areas. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization's identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Because of the losses experienced since 1999 we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. The capital markets since mid-2000 have provided a difficult climate for raising capital due to the decline in value of publicly held technology stocks and the resultant apprehension on the part of investors to invest in technology oriented firms. In addition, when available, capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets coupled with the losses experienced have caused working capital shortfalls. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

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

To satisfy our capital requirements, we will seek additional financing through debt and equity financings. There can be no assurance that any such findings will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2003, there is doubt about the Company's ability to continue as a going concern.

ITEM 3.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                            PART II OTHER INFORMATION


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

OMNICOMM SYSTEMS, INC.
REGISTRANT


By:      /s/Cornelis F. Wit
         -----------------------
         Cornelis F. Wit, Director, Chief Executive Officer and President

Date:    May 15, 2003

By:      /s/Ronald T. Linares
         -----------------------
         Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer


Date:    May 15, 2003

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

         b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003
---------------------
/s/  Cornelis F. Wit
Cornelis F. Wit
Chief Executive Officer

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

         b) Evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003

/s/  Ronald T. Linares
------------------------
Ronald T. Linares
Chief Financial Officer