Form 10QSB
period 2003-06-30
OMNICOMM SYSTEMS INC
filed 2003-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 0-25203

OmniComm Systems, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	11-3349762

State of Incorporation	IRS Federal Employer Identification Number

2555 Davie Road, Suite 110-B, Davie, Florida	33317

Address of Principal Office	Zip Code

Registrant’s Telephone Number: 954.473.1254

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

     The number of shares outstanding of each of the issuer’s classes of equity as of June 30, 2003: 13,414,618 common stock $.001 par value, 4,215,224 Series A Preferred stock, $.001 par value, 200,000 Series B Preferred Stock, $.001 par value, 337,150 Series C Preferred Stock, $.001 par value.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-oxley Act of 2002
Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley — CEO Cornelis F. Wit
Exhibit 99.2 Certification Under Section 906 of Sarbanes-Oxley — CFO Ronald T. Linares

OMNICOMM SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$65,587	$194,677
Accounts receivable	55,195	274,540
Prepaid expenses	35,375	8,959

Total current assets	156,157	478,176
PROPERTY AND EQUIPMENT, net	199,856	261,736
OTHER ASSETS
Intangible assets, net	-0-	-0-
Other assets	12,997	12,997

TOTAL ASSETS	$369,010	$752,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,096,423	$1,446,450
Notes payable — current	100,000	120,000
Notes payable related party- current	6,000	106,000
Deferred revenue	342,932	322,520

Total current liabilities	1,545,355	1,994,970
CONVERTIBLE DEBT	450,000	450,000
NOTES PAYABLE, net of current portion	755,926	485,926
NOTES PAYABLE RELATED PARTY, net of current portion	396,644	196,644

TOTAL LIABILITIES	3,147,925	3,127,540

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock — $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, — $.001 par value. 230,000 shares authorized, 200,000 and 200,000 issued and outstanding, respectively; liquidation preference $2,000,000 and $2,000,000, respectively	200	200
Series C convertible preferred stock, — $.001 par value. 747,500 shares authorized, 337,150 and 307,650 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,076,500, respectively	337	308
5% Series A convertible preferred stock — $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215
Common stock - 150,000,000 shares authorized, 13,414,618 and 12,018,719 issued and outstanding, after deducting 673,878 and 669,777 shares of treasury stock, at $.001 par value, respectively	14,040	12,640
Additional paid in capital — preferred	9,203,352	8,938,117
Additional paid in capital — common	11,548,983	10,939,462
Less: Treasury stock, cost method, 673,878 and 669,777 shares, respectively	(299,861)	(298,794)
Accumulated deficit	(23,191,271)	(21,897,111)
Deferred compensation	(57,770)	(72,528)
Subscriptions receivable	(1,140)	(1,140)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,778,915)	(2,374,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$369,010	$752,909

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	$333,550	$225,973	$132,420	$121,951
Cost of sales	95,334	202,934	48,227	78,225

Gross margin	238,216	23,039	84,193	43,726
Other expenses
Salaries, benefits and related taxes	916,943	876,565	465,856	438,952
Rent & occupancy expenses	75,282	78,565	38,524	38,345
Consulting — medical advisory	(53,385)	14,423	(120,692)	14,423
Consulting — marketing sales	2,239	582	2,239	582
Legal and professional fees	31,517	118,795	6,764	36,869
Travel	28,857	20,260	19,102	5,814
Telephone and internet	35,417	40,056	19,809	16,531
Selling, general and administrative	67,463	53,484	34,272	34,739
Interest expense, net	58,421	145,026	29,310	72,982
Depreciation and amortization	73,701	128,394	33,782	45,612

Total other expenses	1,236,455	1,476,150	528,966	704,849

(Loss) before taxes and preferred dividends	(998,239)	(1,453,111)	(444,773)	(661,123)
Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(998,239)	(1,453,111)	(444,773)	(661,123)
Preferred stock dividends Series A Preferred	-0-	(101,837)	-0-	(51,202)
Preferred stock dividends in arrears Series A Preferred	(101,837)	-0-	(51,200)	-0-
Preferred stock dividends in arrears Series B Preferred	(79,342)	(79,342)	(39,890)	(39,890)
Preferred stock dividends in arrears Series C Preferred	(129,956)	(12,094)	(67,245)	(10,063)
Preferred stock dividends — deemed dividends	(295,921)	(366,805)	(160,577)	(263,805)

Total preferred stock dividends	(607,056)	(560,078)	(318,912)	(364,960)

Net income (loss) attributable to common stockholders	$(1,605,295)	$(2,013,189)	$(763,685)	$(1,026,083)

Net (loss) per share	$(0.13)	$(0.24)	$(0.06)	$(0.12)

Weighted average number of shares outstanding	12,420,836	8,323,697	12,822,953	8,323,697

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(998,239)	$(1,453,111)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	73,701	128,394
Amortization of deferred compensation	14,758	7,384
Interest expense on detachable warrants	-0-	165
Change in assets and liabilities:
Accounts receivable	218,278	43,032
Prepaid expenses	(26,416)	(12,584)
Accounts payable and accrued expenses	(100,027)	712,750
Deferred revenue	20,412	(61,444)

Net cash provided by (used in) operating activities	(797,533)	(635,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,822)	-0-

Net cash provided by (used in) investing activities	(11,822)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	102,600	3,841
Payments on notes payable	(2,600)	(3,841)
Proceeds from issuance of common stock, net of issuance costs	315,000	-0-
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	265,265	552,944

Net cash provided by (used in) financing activities	680,265	552,944

Net increase (decrease) in cash and cash equivalents	(129,090)	(82,470)
Cash and cash equivalents at beginning of period	194,677	142,826

Cash and cash equivalents at end of period	$65,587	$60,356

	For the six months ended
	June 30,
	2003	2002

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$-0-	$22,560

Non-cash Transactions
Treasury stock repurchase of stock for trade accounts receivable	$1,067	$-0-

See accompanying summary of accounting policies and notes to financial statements

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
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
JUNE 30, 2003
(unaudited)
(continued)

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

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of June 30, 2003, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. The Company had $342,932 in deferred revenues relating to contracts for services to be performed over periods ranging from 4 months to 5 years.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. The Company had $342,932 in deferred revenue relating to contracts for services to be performed over periods ranging from 4 months to 4 years.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $3,301 and $4,050 for the six months ended June 30, 2003 and 2002, respectively.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $288,517 in 2003 and $239,120 in 2002 for the six months ended June 30, respectively.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 12,420,836 and 8,323,697 for the six-months ended June 30, 2003 and 2002, respectively; and 12,822,953 and 8,323,697 for the three-months ended June 30, 2003 and 2002 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,795,039 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at June 30, 2003. Stock warrants to purchase 19,038,428 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at June 30 2003. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145, which will become effective after May 2002 to have a material effect on its financial condition or results of operations.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)”. SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this pronouncement to have a material effect on the earnings or financial position of the Company.

On December 31, 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption to have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company’s third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement is currently not expected to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s results of operations, liquidity, or financial condition.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2003 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

	June 30, 2003
		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	301,888

	$509,927	$509,927

	December 31, 2002
		Accumulated
	Cost	Amortization

Covenant not to compete	$120,000	$120,000
Software development costs	87,500	87,500
Organization costs	539	539
Debt acquisition costs	301,888	301,888

	$509,927	$509,927

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

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

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2003		December 31, 2002

		Accumulated		Accumulated	Estimated
	Cost	Depreciation	Cost	Depreciation	Useful Lives

Computer and office equipment	$420,298	$295,446	$420,298	$253,416	5 years
Leasehold improvements	3,299	1,722	3,299	1,392	5 years
Computer software	272,108	211,095	260,287	183,989	3 years
Office furniture	42,350	29,936	42,350	25,701	5 years

	$738,055	$538,199	$726,234	$464,498

Depreciation expense for the periods ended June 30, 2003 and 2002 was $73,701 and $79,940 respectively.

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2003 and December 31, 2002:

	6/30/03	12/31/02

Accounts payable	$374,131	$431,736
Accrued payroll and related costs	220,774	473,384
Other accrued expenses	195,000	293,233
Accrued interest	178,999	120,578
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,096,423	$1,446,450

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000, 2001 and 2002 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock. Accrued payroll and related costs includes approximately $145,711 in past due payroll taxes accrued during fiscal 2003 that the Company had not paid as of June 30, 2003, but are considered legal obligations of the Company. See Note 16 Subsequent Events for further information regarding the past due employment taxes.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

NOTE 7:	EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 48,649,616 have been omitted from the calculation of dilutive EPS for the period ended June 30, 2003. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	6 Months Ended June 30, 2003			6 Months Ended June 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(1,605,295)	12,420,836	$(0.12)	$(2,013,189)	8,323,697	$(0.24)
Effect of Dilutive Securities None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,605,295)	12,420,836	$(0.12)	$(2,013,189)	8,323,697	$(0.24)

	3 Months Ended June 30, 2003			3 Months Ended June 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(763,685)	12,822,953	$(0.06)	$(1,026,083)	8,323,697	$(0.12)
Effect of Dilutive Securities None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(763,685)	12,822,953	$(0.06)	$(1,026,083)	8,323,697	$(0.12)

NOTE 8:	NOTES PAYBLE

At June 30 2003, the Company owed $1,258,571 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

	Origination	Due	Interest		Short	Long
Note Holder	Date	Date	Rate	Amount	Term	Term

Guus van Kesteren	8/30/2001	10/31/2004	8.0%	$196,644	$0	$196,644
Magnolia Private Fnd	8/30/2001	10/31/2004	8.0%	209,534	0	209,534
Magnolia Private Fnd	8/30/2001	10/31/2004	8.0%	276,393	0	276,393
Nico Letschert	7/31/2002	10/31/2004	0.0%	10,000	0	10,000
Nico Letschert	9/3/2002	10/31/2004	0.0%	10,000	0	10,000
Randy Smith	11/25/2002	3/25/2003	0.0%	6,000	6,000	0
Guus van Kesteren	12/26/2002	10/31/2004	9.0%	50,000	0	50,000
Cornelis Wit	12/30/2002	10/31/2004	9.0%	50,000	0	50,000
Cornelis Wit	6/30/2003	1/31/2005	9.0%	100,000	0	100,000
Noesis Capital	6/30/2003	1/31/2005	9.0%	250,000		250,000
Guy Brissette	12/30/2002	3/30/2003	9.0%	100,000	100,000	0

				$1,258,571	$106,000	$1,152,571

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

A promissory note in the amount of $250,000 was issued to Noesis Capital Corp. on June 30, 2003 in exchange for accounts payable and accrued expenses owed in connection with financial advisory services rendered and for placement agent fees earned in three different private placements of the Company’s debt and equity securities.

Related Party Notes Payable

Included in related party notes payables is a $196,644 promissory note that was amended and restated on December 31, 2002 with new terms which include an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of June 30, 2003.

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

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

During December 2002, the Company borrowed $50,000 from Guus van Kesteren, a Director of the Company. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004.

During March 2003, the Company borrowed $2,600 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was repaid without interest on April 3, 2003.

During June 2003, the Company borrowed $100,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on January 31, 2005.

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
JUNE 30, 2003
(unaudited)
(continued)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases. The minimum future lease payments required under the Company’s operating leases at June 30, 2003 are as follows:

2003	$37,880
2004	44,550
2005	0
2006	0
2007	0

Total	$82,430

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $75,282 and $78,565 for the six months ended June 30, 2003 and 2002.

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

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

In January 2003, we entered into a three year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $150,000 to be paid in the form of cash and/or stock and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The three year options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

FINANCIAL ADVISORY AGREEMENT

During March 2002, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees during the one-year term of the agreement. The advisory agreement was extended for a twelve month term effective June 15, 2003.

NOTE 11:	RELATED PARTY TRANSACTIONS

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

In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our Board of Directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with our TrialMaster® system. For the periods ended December 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of OmniComm and Messrs. Wit and van Kesteren effective June 30, 2002.

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
JUNE 30, 2003
(unaudited)
(continued)

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

From time to time we have borrowed funds from Mr. van Kesteren, including:

o	between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into debt issued as part of a private placement of our debt in January 2000. The private placement debt accrues interest at 12% per annum and is convertible into shares of our Common Stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002. This series of Convertible Notes was converted on December 31, 2002 into shares of the Company’s Series C Convertible Preferred Stock resulting in the issuance of 11,000 shares of Series C Convertible Preferred Stock.

o	between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. These notes were amended and restated on December 31, 2002 extending the maturity date of the notes to October 31, 2004.

o	in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted into the Units sold in our private placement of Series B Convertible Preferred Stock in August 2001.

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
JUNE 30, 2003
(unaudited)
(continued)

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

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of June 30, 2003.

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

During March 2003, the Company borrowed $2,600 from Cornelis Wit, the Company’s Chief Executive Officer. This amount was repaid without interest on April 3, 2003.

During June 2003, the Company borrowed $100,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on January 31, 2005.

NOTE 12:	POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS’s 106 or 112.

NOTE 13:	STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of June 30, 2003 the Company had the following outstanding securities:

o	13,314,618 shares of Common Stock issued and outstanding;
o	19,038,428 warrants issued and outstanding to purchase shares of our common stock;
o	4,215,224 shares of our 5% Series A Convertible Preferred Stock issued and outstanding, and
o	200,000 shares of our 8% Series B Convertible Preferred Stock issued and outstanding
o	337,150 shares of our Series C Convertible Preferred Stock issued and outstanding

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

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

Holders of Common Stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the Common Stock. The rights of the holders of Common Stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is outstanding. All outstanding shares of Common Stock, other than with regard to an outstanding balance of $1,140 for subscriptions receivable, are duly authorized, validly issued, fully paid and non-assessable.

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

Between September 1999 and January 2000 the Company issued 4,263,500 shares of the Series A Preferred with net proceeds of $4,018,843.

The designations, rights and preferences of the Series A Preferred include:

o	the shares are not redeemable,

o	each share of Series A Preferred is convertible into shares of our Common Stock at any time at the option of the holder at a conversion price of $1.50 per share. The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Convertible Preferred Stock,

o	the shares of Series A Preferred pay a dividend at a rate of 5% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series A Preferred Stock. Dividends are cumulative,

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

o	in the event of our liquidation or winding up, each share of Series A Preferred carries a liquidation preference equal to $1.00 per share,

o	each share of Series A Preferred has full voting rights, share for share, with the then outstanding Common Stock on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock.

o	the holders of the Series A Preferred were granted certain demand and piggy-back registration rights covering the shares of our Common Stock issuable upon the conversion of the Series A Preferred into Common Stock of the Company.

o	the holders of the 5% Series A Preferred are entitled to vote two of the five members of the Company’s Board of Directors.

There were $0 and $514,716 of accrued and unpaid dividends on the Series A Preferred at June 30, 2003 and 2002, respectively. In addition, there was an arrearage of $186,796 on the Series A Preferred for undeclared dividends as of June 30, 2003.

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

The designations, rights and preferences of the Series B Preferred include:

o	the stated value of each share is $10.00 per share,

o	the shares are not redeemable,

o	each share of Series B Preferred is convertible into shares of our Common Stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert into shares of our Common Stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Preferred to convert in the event the closing bid price of our Common Stock exceeds $0.50 for 20 consecutive trading days, and our Common Stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin Board and a registration statement registering the shares of Common Stock issuable upon conversion of the Series B Preferred has been declared effective,

o	The conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

o	the shares of Series B Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series B Preferred. Dividends are cumulative,

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

o	each share of Series B Preferred will rank senior to our Series A Preferred and Pari Passu with our Series C Preferred Stock,

o	in the event of our liquidation or winding up, each share of Series B Preferred carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

o	the holders of the Series B Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series B Preferred,

o	the holders of the Series B Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series B Preferred,

o	the holders of the Series B Preferred are entitled to vote one of the five members of the Company’s Board of Directors.

There were arrearages of $239,342 and $79,342 on the Series B Preferred for undeclared dividends as of June 30, 2003 and 2002.

Series C Convertible Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred was created pursuant to a Certificate of Designations filed with the Delaware Secretary of State on March 31, 2002. To date, the Company has issued 337,150 shares of the Series C Preferred Stock, including 161,500 shares issued in connection with the conversion of the Company’s 12% Convertible Notes on December 31, 2002 and 10,000 shares issued pursuant to the conversion of $100,000 in accrued expenses owed to Noesis Capital, the Placement Agent for this private placement. Net proceeds were approximately $1,423,423. The Company closed the placement on March 31, 2003.

The designations, rights and preferences of the Series C Preferred include:

o	the stated value of each share is $10.00 per share,

o	the shares are not redeemable,

o	each share of Series C Preferred is convertible at any time, at the option of the holder, into a number of shares of Common Stock determined by dividing the stated value per share of the Series C Preferred by $0.25, which is the Series C Conversion Price. The Series C Preferred will automatically convert into shares of our Common Stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Preferred will automatically convert into shares of our Common Stock at the Series C Conversion Price at such time as the closing bid price for our Common Stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our Common Stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred which can be converted in any 30-day period will be limited to the number of shares of Common Stock underlying the Series C Preferred equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

o	the conversion price will be further adjusted for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the Common Stock,

o	the shares of Series C Preferred pay a dividend at a rate of 8% per annum, payable when and as declared by the Board of Directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of Common Stock valued at the conversion price of the Series C Preferred. Dividends are cumulative,

o	each share of Series C Preferred will rank pari passu with our Series B Convertible Preferred Stock and senior to our Series A Convertible Preferred Stock,

o	in the event of our liquidation or winding up, each share of Series C Preferred Stock carries a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

o	the holders of the Series C Preferred are entitled to vote, together with the holders of our Common Stock, on the basis of one vote for each share of Common Stock issuable upon the conversion of the Series C Preferred,

o	the holders of the Series C Preferred were granted certain registration rights covering the shares of our Common Stock issuable upon the conversion of the Series C Preferred Stock,

o	the holders of the Series C Preferred are entitled to vote two of the seven members of the Company’s Board of Directors.

There were arrearages of $186,761 and $12,094 on the Series C Convertible Preferred Stock for undeclared dividends as of June 30, 2003 and 2002.

Warrants

We have issued and outstanding warrants to purchase a total of 19,038,428 shares of our Common Stock, including:

o	warrants to purchase 2,359,832 shares of our 5% Series A Convertible Preferred Stock at an exercise price of $2.00 per share expiring in June 2003 which were issued by us in connection with the offering of the Series A Preferred Stock offering.

o	warrants to purchase 8,000,000 shares of our Common Stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

o	warrants to purchase 1,235,596 shares of our Common Stock at exercise prices ranging from $.30 to $10.00 per share expiring periodically through July 2006 which were issued by us to various individuals for a variety of reasons including consulting services, advisory services, settlement of a long-term lease obligation, and in connection with the issuance of certain promissory notes.

o	warrants to purchase 6,743,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Convertible Preferred Stock offering, which warrants contain a cashless exercise provision.

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

o	warrants to purchase 700,000 shares of our Common Stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

Series B Placement Agent’s Unit Purchase Option

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

Accounting for Stock Based Compensation

At June 30, 2003, the Company has one stock-based compensation plan which is described more fully below. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

(in thousands, except for per share data)	2003	2002

Net loss available to common stockholders
As reported	$(1,605)	$(2,013)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(9,110)	$(8,965)
Pro forma net loss available to common stockholders	$(10,715)	$(10,978)
Basic and diluted net loss per share
As reported	$(0.13)	$(0.24)
Pro forma	$(0.86)	$(1.32)

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

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

The Company’s share option activity and related information is summarized below:

	Year ended December 31,		6 Months ended June 30,
	2002		2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,584,039	$1.33	2,785,039	$1.00
Granted	811,000	$0.25	40,000	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	1,610,000	$1.36	30,000	$0.25

Outstanding at end of period	2,785,039	$1.00	2,795,039	$1.00

Exercisable at end of period	2,761,705	$0.82	2,771,705	$0.82

The following table summarizes information about stock options outstanding at June 30, 2003:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.25 - $0.47	1,662,500	4.01	$0.34	1,662,500	$0.34
$0.50 - $0.80	392,000	6.10	$0.54	378,666	$0.54
$1.00 - $2.75	730,539	2.26	$1.74	730,539	$1.74

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

NOTE 14:	OMNITRIAL B.V. BANKRUPTCY

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

OmniComm Systems, Inc.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2003
(unaudited)
(continued)

NOTE 15:	INCOME TAXES Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

	6/30/03	6/30/02

Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(375,637)	(546,806)

	(375,637)	(546,806)
Valuation allowance	375,637	546,806

Total tax expense (benefit)	$-0-	$-0-

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

	6/30/03	12/31/02

Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	5,924,968	5,549,331

Gross deferred tax assets	6,208,666	5,833,029
Valuation allowance	(6,208,666)	(5,833,029)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $15,733,000. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through June 30, 2003.

NOTE 16:	SUBSEQUENT EVENTS

The Company had a recorded liability of $145,711 at June 30, 2003 for federal employment taxes. The Company had not fully satisfied the liability as of August 15, 2003.

The Company is currently in default on interest payments owed totaling $66,879 on 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make the required semi-annual interest payments. The Company has been in default since January 30, 2002.

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

The Six Months Ended June 30, 2003 Compared With the Six Months Ended June 30, 2002

Results of Operations

Revenues

Revenues for the period ended June 30, 2003 were $333,550 compared to $225,973 for the same period in 2002. The increase can be attributed to increased success we experienced in marketing TrialMaster. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted within the next three to five years. Web-based EDC has been around for approximately four years and between 5% and 10% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection.

We changed our marketing focus to include clinical research organizations (CRO’s) approximately eight months ago. CRO’s generally market to and service a broad range of pharmaceutical and medical device manufacturers and consequently provide us the opportunity to market to a broader, bigger and more diverse end-user base. We have recently found CRO’s to be more receptive to the use of EDC. This is likely in response to pressure from clinical trial sponsors for more rapid and cost-efficient clinical trials, a result that EDC use can impact. We expect to increase the number of CRO’s using TrialMaster during the next six months. TrialMaster supplements the traditional CRO’s basket of products and services and would be sold as integral part of the outsource package offered to their trial sponsor clients. This should provide us the opportunity to leverage their sales force thereby increasing new clients with only modest increases in our sales and marketing expenditures.

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

Cost of Goods Sold
Cost of goods sold decreased to $95,334 in 2003 compared to $202,934 during the comparable period in 2002. Cost of goods sold relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. In addition, we have entered into a strategic alliance with a company based in Holland to provide help-desk services for our clients located in Europe. We do not expect the costs associated with this relationship to materially affect our results of operations.

Our gross margins during the first quarter of 2003 were approximately 71.4%. TrialMaster V3.0 automated many of the manual programming functions inherent in earlier versions of the product. This combined with the experience gained from serving our existing client base has allowed to decrease the time and cost involved in producing clinical trials. We expect gross margins to contract during the third quarter as we transition our business to providing TrialMaster on both an ASP and licensed basis. We expect margins to return to the 70-75% range during the fourth quarter of 2003 after these design efforts have been completed.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 74.2% of total Other Expenses for the first half of 2003. Salaries and related expenses totaled $916,943 in 2003 compared to $876,565 in 2002. Total salaries declined relative to 2002 since a portion of total payroll is accounted for in cost of goods sold. We currently employ approximately 15 employees out of our Davie, Florida corporate office and two out-of-state sales executives. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2003.

Rent

Rent expense was $75,282 for fiscal 2003 compared with $78,565 for fiscal 2002. Although rent expense remained relatively constant, the components of the costs have changed. Our development office in Tampa was closed in March 2001 and that function was relocated to the corporate office to provide a complementary workflow between our R & D function and our operations and marketing departments. During November 2001 our corporate offices were relocated to the Ft. Lauderdale, Florida area. We believe this market provides a better environment for technical personnel recruiting. We were also able to reduce our rent obligations by approximately $3,300 per month. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This site allows 100% system up-time and provides us with redundant data storage capabilities.

Legal and Professional Fees

Legal and professional fees totaled $31,517 in 2003 compared with $118,795 during fiscal 2002. Key components of the 2003 amounts include $45,000 paid to our placement agent for financial advisory services $25,000 in audit related fees, $(50,018) in legal fees which includes a credit of $(52,023) for a settlement of accrued legal fees associated with a Private Placement of our Series C Convertible Preferred Stock and $11,534 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2002.

Travel

We incurred $28,857 in travel expenses during fiscal 2003 compared to $20,260 during 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs were reduced by $4,639, or approximately 11.6%, due to decreased telephone and Internet access costs associated with the change of our telecom provider from MCI to AT&T. We do not anticipate increases in access charges during fiscal 2003 based on our own existing communications infrastructure and our projected 2003 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $67,463 during the first half of 2003. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity. The increase of approximately $14,000 is partially attributable to increased advertising and public relations costs of approximately $3,000 and increased insurance costs of approximately $11,000.

Interest Expense

Interest expense was $58,421 during 2003 versus $145,026 in fiscal 2002. The Company converted its 12% Convertible Notes during December 2002 into shares of its Series C Convertible Preferred Stock. This conversion reduced annualized interest expense by approximately $190,000.

Preferred Stock Dividends

In March 2003 we issued 590,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of June 30, 2003. In June 2003 we issued 700,000 warrants to investors in a private placement of our Common Stock. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Common Stock offering were allocated to the Common Stock and we recognized a deemed dividend on common stock of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of June 30, 2003. Dividends on our Series A Preferred Stock totaled $0 in 2003 compared to $101,837 for the comparable period in 2002. There were arrearages of $101,837 in Series A Convertible Preferred Stock $79,342 in Series B Convertible Preferred Stock dividends and $129,956 in Series C Convertible Preferred Stock dividends at June 30, 2003 and we therefore deducted $311,135 from Net Income (Loss).

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

Cash and cash equivalents decreased by $129,090 to $65,787 at June 30, 2003. This was the result of cash provided by financing activities of $680,265 offset by cash used in operating activities of approximately $797,533. The significant components of the activity include a loss from operations of approximately $998,239 offset by non-cash expenses of 88,459, increases in cash of $112,247 from changes in working capital accounts and approximately $680,265 we raised through the sale of debt and equity securities.

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

The Company is currently in default on interest payments owed totaling $66,879 on its 10% Convertible Notes. The terms of the notes provides a payment grace period of thirty days in which to make required semi-annual interest payments. The company was in default effective January 30, 2002.

The Company had a recorded liability of $145,711 at June 30, 2003 for federal employment taxes. The Company had not fully satisfied the liability as of August 15, 2003.

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

On April 29, 2003 our Placement Agent, Noesis Capital, began the distribution of a Confidential Private Placement Memorandum for the sale to accredited investors of our Common Stock. Gross proceeds totaled $350,000 and we accrued $35,000 in transaction related fees leaving net proceeds of approximately $315,000. This private placement remained open as of June 30, 2003.

During the second half of fiscal 2002 and first half of 2003, we entered into contracts for EDC services worth approximately $1.5 million in value. During this period we added seven new clients, including two clinical research organizations (CRO) and an academic research institution. These clients in particular are deemed vital to our long-term growth since these two areas have become a point of emphasis for our sales and marketing activities. CRO’s provide out-sourced clinical trial services to pharmaceutical and medical device manufacturers and will typically provide services to numerous clients at a time. Strategically we feel that CRO’s will provide us to a wider range of potential clients and will augment our sales efforts by allowing the CRO to add our EDC services to the menu of services they can provide. Academic research institutions will allow us the ability to develop a strong reputation within the clinical research community and provide exposure to cutting edge technologies and therapies as they unfold.

Our selling efforts now include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and two of the largest CRO’s. We began providing services to some of these entities during the first half of 2003. These contracts should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Obtaining contracts with clients of this size and reputation would also increase the credibility of the company.

We feel that the momentum established from new client acquisitions; the development of a new EDC product — MERS-TH; and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2003. We improved our sales staff during the latter half of fiscal 2002 and expect to increase the level of resources utilized in the sales and marketing areas. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2003, there is doubt about the Company’s ability to continue as a going concern.

The Three Months Ended June 30, 2003 Compared With the Three Months Ended June 30, 2002

Results of Operations

Revenues

Revenues for the period ended June 30, 2003 were $132,420 compared to $121,951 for the same period in 2002. The increase can be attributed to increased success we experienced in marketing TrialMaster. We expect revenues to increase as we experience continued success in marketing TrialMaster to larger entities. These clients will afford us a higher likelihood of multiple trial engagements. In addition, the trials conducted will characteristically encompass more locations and therefore provide us incremental revenues.

Cost of Goods Sold

Cost of goods sold decreased to $48,227 in 2003 compared to $78,225 during the comparable period in 2002. Cost of goods sold relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. In addition, we have entered into a strategic alliance with a company based in Holland to provide help-desk services for our clients located in Europe. We do not expect the costs associated with this relationship to materially affect our results of operations.

Our gross margins during the second quarter of 2003 were approximately 63.6%. The decrease in gross margins versus the first quarter of 2003 is a result of smaller than expected revenues combined with significant amounts of labor expended on producing a new version of TrialMaster focused primarily on companies conducting Phase I clinical trials.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses were our biggest expense at 88.1% of total Other Expenses for the second quarter of 2003. Salaries and related expenses totaled $465,856 in 2003 compared to $438,952 in 2002. Total salaries declined relative to 2002 since a portion of total payroll is accounted for in cost of goods sold. We currently employ approximately 15 employees out of our Davie, Florida corporate office and two out-of-state sales executives. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2003.

Rent

Rent expense was $38,524 for fiscal 2003 compared with $38,345 for fiscal 2002. Rent expense has stabilized subsequent to the move of our corporate offices to Davie, Florida. In December 2001, we established a disaster recovery site at a Bell South Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time. We do not anticipate significant changes to rent expense in the next twelve months.

Legal and Professional Fees

Legal and professional fees totaled $6,764 in 2003 compared with $36,867 during fiscal 2002. Key components of the 2003 amounts include $22,500 paid to our placement agent for financial advisory services, $25,000 for audit related fees, $(49,971) in legal fees which includes a credit of $52,023 for a settlement of accrued legal fees associated with the private placement of our Series C Preferred Stock, and $11,534 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2002.

Travel

We incurred $19,102 in travel expenses during fiscal 2003 compared to $5,814 during 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs increased by $3,278. We do not anticipate increases in access charges during fiscal 2003 based on our own existing communications infrastructure and our projected 2003 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $34,272 during the second quarter of 2003. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

Interest Expense

Interest expense was $29,311 during 2003 versus $72,982 in fiscal 2002. The Company converted its 12% Convertible Notes during December 2002 into shares of its Series C Convertible Preferred Stock. This conversion reduced annualized interest expense by approximately $190,000.

Preferred Stock Dividends

In June 2003 we issued 700,000 warrants to investors in a private placement of our Common Stock. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Common Stock and we recognized a deemed dividend on preferred stock of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of June 30, 2003. Dividends on our Series A Preferred Stock totaled $0 in 2003 compared to $51,200 for the comparable period in 2002. There were arrearages of $51,200 in Series A Convertible Preferred Stock of $39,890; in Series B Convertible Preferred Stock dividends and $67,245 in Series C Convertible Preferred Stock dividends at June 30, 2003 and we therefore deducted $158,335 from Net Income (Loss).

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended June 30, 2003, the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

     (b)    Reports on Form 8-K.

              None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

Registrant

By:	/s/Cornelis F. Wit

Date:	Cornelis F. Wit, Director, Chief Executive Officer and President August 14, 2003

By:	/s/Ronald T. Linares

Date:	Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer August 14, 2003