Form 10QSB
period 2003-09-30
OMNICOMM SYSTEMS INC
filed 2003-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	11-3349762

State of Incorporation	IRS Federal Employer Identification Number

2555 Davie Road, Suite 110-B, Davie, Florida	33317

Address of Principal Office	Zip Code

Registrant’s Telephone Number: 954.473.1254

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

The number of shares outstanding of each of the issuer’s classes of equity as of November 10, 2003: 14,741,284 common stock $.001 par value.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T Linares

OMNICOMM SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,102	$194,677
Accounts receivable	102,760	274,540
Prepaid expenses	21,676	8,959

Total current assets	139,538	478,176

PROPERTY AND EQUIPMENT, net	163,128	261,736
OTHER ASSETS
Intangible assets, net	-0-	-0-
Other assets	12,997	12,997

TOTAL ASSETS	$315,663	$752,909

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$828,470	$1,007,325
Accrued payroll taxes	257,262	439,125
Notes payable – current	100,000	120,000
Notes payable related party- current	6,000	106,000
10% Convertible notes	450,000	-0-
Deferred revenue	369,977	322,520

Total current liabilities	2,011,709	1,994,970
10% Convertible Notes	-0-	450,000
Notes payable, net of current portion	755,926	485,926
Notes payable, related party, net of current portion	512,644	196,644

TOTAL LIABILITIES	3,280,279	3,127,540

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock – $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, – $.001 par value. 230,000 shares authorized, 200,000 and 200,000 issued and outstanding, respectively; liquidation preference $2,000,000 and $2,000,000, respectively	200	200
Series C convertible preferred stock, – $.001 par value. 747,500 shares authorized, 337,150 and 307,650 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,076,500, respectively	337	308
5% Series A convertible preferred stock – $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215
Common stock – 150,000,000 shares authorized, 14,534,618 and 12,018,719 issued and outstanding, after deducting 673,878 and 669,777 shares of treasury stock, at $.001 par value, respectively	15,160	12,640
Additional paid in capital – preferred	9,203,352	8,938,117
Additional paid in capital – common	11,913,861	10,939,462
Less: Treasury stock, cost method, 673,878 and 669,777 shares, respectively	(299,861)	(298,794)
Accumulated deficit	(23,750,349)	(21,897,111)
Deferred compensation	(50,391)	(72,528)
Subscriptions receivable	(1,140)	(1,140)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,964,616)	(2,374,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$315,663	$752,909

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$539,549	$319,351	$205,999	$93,378
Cost of sales	151,613	249,104	56,279	46,170

Gross margin	387,936	70,247	149,720	47,208
Other expenses
Salaries, benefits and related taxes	1,301,348	1,299,588	384,405	423,023
Rent & occupancy expenses	108,455	119,391	33,173	40,827
Consulting – medical advisory	(53,385)	81,731	-0-	67,308
Consulting – marketing sales	2,239	582	-0-	-0-
Legal and professional fees	92,594	153,567	61,077	34,772
Travel	33,756	29,486	4,899	9,226
Telephone and internet	49,755	56,868	14,337	16,812
Selling, general and administrative	97,106	96,767	29,643	43,283
Interest expense, net	90,232	218,781	31,810	73,755
Depreciation and amortization	109,157	168,313	35,455	39,919

Total other expenses	1,831,257	2,225,074	594,799	748,925

(Loss) before taxes and preferred dividends	(1,443,321)	(2,154,827)	(445,079)	(701,717)
Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(1,443,321)	(2,154,827)	(445,079)	(701,717)
Preferred stock dividends Series A Preferred	-0-	(108,934)	-0-	(18,567)
Preferred stock dividends in arrears Series A Preferred	(153,600)	(33,196)	(51,763)	(33,196)
Preferred stock dividends in arrears Series B Preferred	(119,671)	(119,671)	(40,329)	(40,329)
Preferred stock dividends in arrears Series C Preferred	(197,941)	(30,392)	(67,985)	(18,298)
Preferred stock dividends – deemed dividends	(409,919)	(578,767)	(113,998)	(200,492)

Total preferred stock dividends	(881,131)	(870,960)	(274,075)	(310,882)

Net income (loss) attributable to common stockholders	$(2,324,452)	$(3,025,787)	$(719,154)	$(1,012,599)

Net (loss) per share	$(0.18)	$(0.36)	$(0.05)	$(0.12)

Weighted average number of shares outstanding	12,928,214	8,323,697	13,911,951	8,323,697

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
(unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,443,321)	$(2,154,827)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	109,157	168,313
Amortization of deferred compensation	22,137	11,601
Interest expense on detachable warrants	-0-	165
Change in assets and liabilities:
Accounts receivable	170,713	(114,397)
Prepaid expenses	(12,717)	(7,225)
Other assets	-0-	(7,500)
Accounts payable and accrued expenses	(110,717)	916,429
Deferred revenue	47,458	71,938

Net cash provided by (used in) operating activities	(1,217,290)	(1,115,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,550)	-0-

Net cash provided by (used in) investing activities	(10,550)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	218,600	23,841
Payments on notes payable	(2,600)	(3,841)
Proceeds from issuance of common stock, net of issuance costs	567,000	-0-
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	265,265	968,144

Net cash provided by (used in) financing activities	1,048,265	988,144

Net increase (decrease) in cash and cash equivalents	(179,575)	(127,359)
Cash and cash equivalents at beginning of period	194,677	142,826

Cash and cash equivalents at end of period	$15,102	$15,467

	For the nine months ended
	September 30,

	2003	2002

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$-0-	$22,560

Non-cash Transactions
Treasury stock repurchase of stock for trade accounts receivable	$1,067	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Internet-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. TrialMaster® allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

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
SEPTEMBER 30, 2003
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

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of September 30, 2003, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2003 the Company had $369,977 in deferred revenues relating to contracts for services to be performed over periods ranging from 4 months to 5 years.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. As of September 30, 2003 the Company had $369,977 in deferred revenue relating to contracts for services to be performed over periods ranging from 4 months to 5 years.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $3,301 and $9,983 for the nine months ended September 30, 2003 and 2002, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $401,034 in 2003 and $366,615 in 2002 for the nine months ended September 30, respectively.

STOCK BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. For disclosure purposes, pro forma net loss and loss per common share are provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as if the fair value method had been applied. See Note 13 for pro forma information on the impact of the fair-value method of accounting for stock options.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 12,928,214 and 8,323,697 for the nine-months ended September 30, 2003 and 2002, respectively; and 13,911,951 and 8,323,697 for the three-months ended September 30, 2003 and 2002 respectively. There were no differences between basic and diluted earnings per share. Options to purchase 2,807,039 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at September 30, 2003. Stock warrants to purchase 16,564,896 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at September 30 2003. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series C Convertible Preferred Stock that provides the Placement Agent the ability to purchase 24,848 Series C Preferred Shares with 496,950 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 1,490,850 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

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

On December 31, 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption to have a material effect on the earnings or financial position of the Company.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company#s results of operations, liquidity, or financial condition.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2003 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

NOTE 4:	INTANGIBLE ASSETS AND GOODWILL

Included in Intangible Assets are the following assets:

	September 30, 2003

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

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2003		December 31, 2002

		Accumulated		Accumulated	Estimated
	Cost	Depreciation	Cost	Depreciation	Useful Lives

Computer and office equipment	$421,265	$316,509	$420,298	$253,416	5 years
Leasehold improvements	3,299	1,887	3,299	1,392	5 years
Computer software	269,869	223,205	260,287	183,989	3 years
Office furniture	42,350	32,054	42,350	25,701	5 years

	$736,783	$573,655	$726,234	$464,498

Depreciation expense for the periods ended September 30, 2003 and 2002 was $109,157 and $119,859 respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2003 and December 31, 2002:

	9/30/03	12/31/02

Accounts payable	$268,685	$431,736
Accrued payroll and related costs	12,575	34,259
Other accrued expenses	208,882	293,233
Accrued interest	210,809	120,578
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$828,470	$1,007,325

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2003 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 7:	EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 47,880,934 have been omitted from the calculation of dilutive EPS for the period ended September 30, 2003. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	9 Months Ended September 30, 2003			9 Months Ended September 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(2,324,452)	12,928,214	$(0.18)	$(3,025,787)	8,323,697	$(0.36)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,324,452)	12,928,214	$(0.18)	$(3,025,787)	8,323,697	$(0.36)

	3 Months Ended September 30, 2003			3 Months Ended September 30, 2002

	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount

Basic EPS	$(719,154)	13,911,951	$(0.05)	$(1,012,599)	8,323,697	$(0.12)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(719,154)	13,911,951	$(0.05)	$(1,012,599)	8,323,697	$(0.12)

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

NOTE 8:	NOTES PAYABLE

At September 30 2003, the Company owed $1,374,570 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

	Origination	Due	Interest		Short	Long
Note Holder	Date	Date	Rate	Amount	Term	Term

Guus van Kesteren	8/30/2001	10/31/2004	8.0%	$196,644	$0	$196,644
Magnolia Private Fnd.	8/30/2001	10/31/2004	8.0%	209,534	0	209,534
Magnolia Private Fnd.	8/30/2001	10/31/2004	8.0%	276,392	0	276,392
Nico Letschert	7/31/2002	10/31/2004	0.0%	10,000	0	10,000
Nico Letschert	9/3/2002	10/31/2004	0.0%	10,000	0	10,000
Randall Smith	11/25/2002	3/25/2003	0.0%	6,000	6,000	0
Guus van Kesteren	12/26/2002	10/31/2004	9.0%	50,000	0	50,000
Cornelis Wit	12/30/2002	10/31/2004	9.0%	50,000	0	50,000
Cornelis Wit	6/30/2003	1/31/2005	9.0%	100,000	0	100,000
Noesis Capital	6/30/2003	1/31/2005	9.0%	250,000	0	250,000
Cornelis Wit	8/31/2003	7/31/2005	9.0%	116,000	0	116,000
Guy Brissette	12/30/2002	3/30/2003	9.0%	100,000	100,000	0

				$1,374,570	$106,000	$1,268,570

Promissory notes totaling $682,570 were amended and restated on December 31, 2002, with new terms which included an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

Promissory notes totaling $120,000 were amended and restated on March 31, 2003, with new terms which included an extension of the maturity date to October 31, 2004.

A promissory note in the amount of $250,000 was issued to Noesis Capital Corp. on June 30, 2003 in exchange for accounts payable and accrued expenses owed in connection with financial advisory services rendered and for placement agent fees earned in four private placements of the Company’s debt and equity securities.

Related Party Notes Payable

Included in related party notes payables is a $196,644 promissory note that was amended and restated on December 31, 2002 with new terms which include an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of September 30, 2003.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

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

During August 2003, the Company borrowed $116,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on July 31, 2005.

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

The Company is currently in default on interest payments owed totaling $78,026 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

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

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2003 are as follows:

2003	$31,539
2004	117,246
2005	54,522
2006	0
2007	0

Total	$203,307

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $108,455 and $119,391 for the nine months ended September 30, 2003 and 2002.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

EMPLOYMENT AGREEMENTS

In August 2003, we entered into an employment agreement with Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2004. Mr. Wit receives an annual salary of $175,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2001, we entered into a three-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $165,000 as of January 1, 2003 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. Mr. Smith was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share, or $0.43 per share for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2001, we entered into a three-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $150,000 as of January 1, 2003 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share or $0.43 per share, for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $150,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions. .

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

Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp., a NASD member firm, has served as placement agent for us in six private placements of securities which occurred between September 1999 and March 2003, and is a 7.97% stockholder. Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp.

In December 1999, we entered into a consulting agreement with Messrs. van Kesteren and Wit, each of whom is a member of our board of directors, providing that we will compensate each of these individuals for sales leads or contacts developed by them in connection with TrialMaster. For the periods ended December 30, 2001 and 2002, no compensation was earned by either Mr. van Kesteren or Mr. Wit under this agreement. This agreement was terminated upon mutual agreement of the parties effective June 30, 2002.

On April 5, 2002, Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors, invested $10,000 in a private placement of our Series C Preferred Stock and warrants. Mr. Wit purchased 1,000 shares of our Series C Preferred Stock, which is convertible into shares of our common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum, and 20,000 warrants for the purchase of our common stock at an exercise price of $0.25 per share expiring March 29, 2009.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

On April 5, 2002, Guus van Kesteren a member of our board of directors, invested $10,000 in a private placement of our Series C Preferred Stock and warrants. Mr. van Kesteren purchased 1,000 shares of our Series C Preferred Stock, which is convertible into shares of our common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum, and warrants to purchase 20,000 shares of common stock at an exercise price of $0.25 per share and expiring March 29, 2009.

On January 30, 2002, Noesis N.V., one of our principal stockholders, invested $90,000 in a private placement of our Series C Preferred Stock and warrants. Noesis NV purchased 9,000 shares of our Series C Preferred Stock, which is convertible into shares of our common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum, and warrants to purchase 180,000 shares of common stock at an exercise price of $0.25 per share expiring March 29, 2009.

From time to time we have borrowed funds from Mr. van Kesteren, a member of our board of directors, including:

•	between July 2000 and December 2000, we borrowed an aggregate of $110,000 from him under two promissory notes, one of which bore interest at a rate of 12% per annum and the other at 5% per annum. These notes were converted into a 12% convertible note issued as part of a private placement of our 12% Convertible Notes in January 2001. The note accrues interest at 12% per annum and is convertible into shares of our common stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002. This note was converted on December 31, 2002 into 11,000 shares of our Series C Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 220,000 shares of our common stock at an exercise price of $0.25 per share and expiring March 29, 2009.

•	between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. These notes were amended and restated on December 31, 2002 extending the maturity date of the notes to October 31, 2004. This note remained outstanding as of September 30, 2003.

•	in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted on August 2001 into 2,500 shares of our Series B Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share expiring August 31, 2006.

In conjunction with these various loans, we granted Mr. van Kesteren warrants to purchase an aggregate of 70,700 shares of our common stock at exercise prices ranging from $.30 to $2.25 per share. All of these warrants have expired.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In July 2001, Noesis Capital Corp., the placement agent for our 12% Convertible Notes, assigned $60,000 of accrued fees that we owed to Noesis Capital Corp. to Cornelis Wit, a member of our board of directors at the time. Mr. Wit converted that accrued expense into our 12% Convertible Notes. The 12% Convertible Notes were subsequently converted on December 31, 2002 into 6,000 shares of our Series C Preferred Stock and warrants to purchase 120,000 shares of our common stock at an exercise price of $0.25 expiring March 29, 2009.

We granted Randall G. Smith, our Chairman of the board and Chief Technology Officer, warrants to purchase 20,000 shares of our common stock at an exercise price of $0.41 per share in connection with a pledge of real property he made in securing a loan made to us by Mr. van Kesteren, a member of our board of directors in July 2001, in the amount of $100,000. These warrants have expired.

On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our principal stockholders. The promissory note bore interest at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into a 12% convertible note issued as part of a private placement of our 12% Convertible Notes in January 2001. The note accrues interest at 12% per annum, is convertible into shares of our common stock at the holder’s option at a rate of $0.50 per share commencing on January 31, 2002. This note was converted on December 31, 2002 into 10,000 shares of our Series C Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share expiring March 29, 2009.

During March 2002, we borrowed $2,341 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, we borrowed $6,000 without interest from Mr. Smith on November 25, 2002. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005.

In April 2002, we borrowed $1,500 from Ronald Linares, our Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

In September and July of 2002, we borrowed an aggregate of $20,000 without interest from Nico Letschert, officer, director and principal shareholder of Noesis Capital Corp., one of our principal stockholders. This amount is due and payable January 31, 2005.

In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2004.

In March 2003, we borrowed $2,600 from Cornelis Wit, our Chief Executive Officer and President and a member of our board of directors. This amount was repaid without interest on April 3, 2003.

In June 2003, we borrowed $100,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on January 31, 2005.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In July and August 2003, we borrowed $116,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on July 31, 2005.

NOTE 12:	POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS’s 106 or 112.

NOTE 13:	STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 150,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

As of September 30, 2003 we had the following outstanding securities:

•	14,534,618 shares of common stock issued and outstanding;

•	16,564,896 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding;

•	200,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

Common Stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to the preferences of the Series A Preferred Stockholders, Series B Preferred Stock holders and Series C Preferred Stockholders, each outstanding share of common stock entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

Preferred stock

Our board of directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

•	dividend and liquidation preferences,

•	voting rights,

•	conversion privileges, and

•	redemption terms.

Our board of directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our board of directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

Series A Preferred Stock

In 1999, our board of directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 4,215,224 shares are issued and outstanding.

The designations, rights and preferences of the Series A Preferred include:

•	the shares are not redeemable,

•	each share of Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion price of $1.50 per share, or if not so converted after one year from issuance, at any time at our option if the closing bid price of our common stock has exceeded $3.00 for 20 consecutive trading days, our common stock is listed on The Nasdaq Stock Market or other national stock exchange, and the shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under a registration statement .

•	the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Preferred Stock and Series C Preferred Stock.

•	the shares of Series A Preferred Stock pay a cumulative dividend at a rate of 5% per annum based on the stated value of $1.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. Dividends on the Series A Preferred Stock have priority to our common stock and are junior to Series B Preferred Stock and Series C Preferred Stock. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series A Preferred Stock.

•	in the event of our liquidation or winding up, each share of Series A Preferred Stock has a liquidation preference equal to $1.00 per share,

•	the holders of the Series A Preferred Stock are entitled to vote together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series A Preferred Stock.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

There were arrearages of $238,599 and $33,196 on the Series A Preferred Stock for undeclared dividends as of September 30, 2003 and September 30, 2002.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our board of directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 200,000 shares are issued and outstanding.

The designations, rights and preferences of the Series B Preferred Stock include:

•	the stated value of each share is $10.00 per share,

•	the shares are not redeemable,

•	each share of Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert, subject to limitations based on trading volume, into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin board and a registration statement registering the shares of common stock issuable upon conversion of the Series B Preferred Stock has been declared effective,

•	the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

•	the shares of Series B Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock.

•	each share of Series B Preferred Stock will rank senior to our Series A Preferred and pari passu with our Series C Preferred Stock,

•	in the event of our liquidation or winding up, each share of Series B Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

•	the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were arrearages of $279,671 and $119,671 on the Series B Preferred Stock for undeclared dividends as of September 30, 2003 and September 30, 2002.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In addition, the holders of the Series B Preferred Stock were granted certain mandatory and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and are entitled to vote one member to our board of directors.

Series C Preferred Stock

In March 2002, our board of directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock. of which 337,150 shares are issued and outstanding.

The designations, rights and preferences of the Series C Preferred Stock include:

•	the stated value of each share is $10.00 per share,

•	the shares are not redeemable,

•	each share of Series C Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock determined by dividing the stated value per share of the Series C Preferred Stock by $0.25, which is the Series C Conversion Price. The Series C Preferred Stock will automatically convert, subject to limitations based on trading volume, into shares of our common stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Preferred Stock will automatically convert into shares of our common stock at the Series C Conversion Price at such time as the closing bid price for our common stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our common stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of common stock underlying the Series C Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

•	the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

•	the shares of Series C Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series C Preferred Stock.

•	each share of Series C Preferred Stock will rank pari passu with our Series B Preferred Stock and senior to our Series A Preferred Stock,

•	in the event of our liquidation or winding up, each share of Series C Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

•	the holders of the Series C Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series C Preferred Stock.

There were arrearages of $254,746 and $30,392 on the Series C Preferred Stock for undeclared dividends as of September 30, 2003 and September 30, 2002.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock.

Warrants

We have issued and outstanding warrants to purchase a total of 16,564,896 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 919,896 shares of our common stock at exercise prices ranging from $.50 to $10.00 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 202,000 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

Series B Placement Agent Unit Option

In connection with our September 2001 private placement of Series B Preferred Stock, we issued the placement agent an option to purchase 2.7 units. Each unit is exercisable at $100,000 per unit and consists of 10,000 shares of Series B Preferred Stock and 5-year warrants to purchase 400,000 shares of common stock at an exercise price of $0.25 per share. The Placement Agent Unit Option contains a cashless exercise provision. The holder of the Placement Agent Unit Option was granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants underlying the Placement Agent Unit Option.. The Placement Agent Unit Option expires August 31, 2006.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

Series C Placement Agent Unit Option

In connection with our March 2002 to March 2003 private placement of Series C Preferred Stock, we issued the placement agent an option to purchase 2.48 units. Each unit is exercisable at $100,000 per unit and consists of 10,000 shares of Series C Preferred Stock and 5-year warrants to purchase 200,000 shares of common stock at an exercise price of $0.25 per share. The Placement Agent Unit Option contains a cashless exercise provision. The holder of the Placement Agent Unit Option was granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants underlying Placement Agent Unit Option. The Placement Agent Unit Option expires March 31, 2008.

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10.00% interest and are due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. We have the right to prepay the principal amount at any time with 60 days prior written notice. During 2000 and 2001, certain of the note holders converted an aggregate of $412,500 principal amount of the notes according to their terms into 330,000 shares of our common stock at a conversion price of $1.25 per share. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

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

The Company’s share option activity and related information is summarized below:

	Year ended December 31,		9 Months ended September 30,
	2002		2003

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of period	3,584,039	$1.33	2,785,039	$1.00
Granted	811,000	$0.25	310,000	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	1,610,000	$1.36	288,000	$0.59

Outstanding at end of period	2,785,039	$1.00	2,807,039	$0.96

Exercisable at end of period	2,761,705	$0.82	2,593,705	$0.80

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

The following table summarizes information about stock options outstanding at September 30, 2003:

	Outstanding			Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$0.25 - $0.47	1,862,500	3.86	$0.33	1,662,500	$0.34
$0.50 - $0.80	282,000	6.07	$0.55	268,666	$0.54
$1.00 - $2.75	662,539	1.98	$1.79	662,539	$1.79

Accounting for Stock Based Compensation

At September 30, 2003, the Company has one stock-based compensation plan which is described more fully below. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

(in thousands, except for per share data)	2003	2002	2003	2002

Net loss available to common stockholders
As reported	$(2,324)	$(3,026)	$(719)	$(1,013)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	(56)	(20)	(51)

Pro forma net loss available to common stockholders	$(2,389)	$(3,082)	$(739)	$(1.064)

Basic and diluted net loss per share
As reported	$(0.18)	$(0.36)	$(0.05)	$(0.12)

Pro forma	$(0.18)	$(0.37)	$(0.05)	$(0.13)

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	2.90%	5.00%	2.90%	5.00%
Expected years until exercise	6 Years	6 Years	6 Years	6 Years
Expected stock volatility	125.0%	150.0%	125.0%	150.0%
Dividend yield	0%	0%	0%	0%

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

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

NOTE 15:	INCOME TAXES

Income taxes are accrued at statutory US and state income tax rates. Income tax expense is as follows:

	9/30/03	9/30/02

Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(543,122)	(546,806)

	(543,122)	(546,806)

Valuation allowance	543,122	546,806

Total tax expense (benefit)	$-0-	$-0-

The tax effects of significant temporary differences, which comprise the deferred tax assets, are as follows:

	9/30/03	12/31/02

Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	6,092,453	5,549,331

Gross deferred tax assets	6,376,151	5,833,029

Valuation allowance	(6,376,151)	(5,833,029)

Net deferred tax asset	$-0-	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(unaudited)
(continued)

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $16,178,321. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through September 30, 2003.

NOTE 16:	SUBSEQUENT EVENTS

The Company had a recorded liability of $246,265 at September 30, 2003 for federal employment taxes. The Company had not fully satisfied the liability as of November 14, 2003.

The Company is currently in default on interest payments owed totaling $78,026 on 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make the required semi-annual interest payments. The Company has been in default since January 30, 2002 in the payment of accrued interest and at the option of the note holder the full amount of the convertible notes could be declared in default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Interim Financial Statements and Notes thereto and other information set forth in this report.

Forward Looking Statements

Statements contained in this Form 10-QSB that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, such as statements relating to expectations as to operations and operational improvements; expectations as to revenue growth and earnings; the time by which certain objectives will be achieved; estimates of costs; and other matters contained in this Form 10-QSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-QSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Except as may be required under federal securities laws we assume no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, and no inference should be drawn that we will make any updates with respect thereto. For any forward-looking statements contained in this Form 10-QSB, we claim protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

The Nine Months Ended September 30, 2003 Compared With the Nine Months Ended September 30, 2002

Results of Operations

Revenues

Revenues for the nine-months ended September 30, 2003 were $539,549 compared to $319,351 for the same period in 2002, an increase of approximately 69.0%. The increase can be attributed to increased success we experienced in marketing TrialMaster. While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted within the next three to five years. Web-based EDC has been around for approximately four years and between 10% and 15% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection.

We changed our marketing focus to include clinical research organizations (CRO’s) approximately one year ago. CRO’s generally market to and service a broad range of pharmaceutical and medical device manufacturers and consequently provide us the opportunity to market to a broader, bigger and more diverse end-user base. We have recently found CRO’s to be more receptive to the use of EDC. This is likely in response to pressure from clinical trial sponsors for more rapid and cost-efficient clinical trials, a result that EDC use can impact. We expect to continue increasing the number of CRO’s using TrialMaster by continuing to focus a substantial part of our direct sales efforts on this segment of the clinical trial industry. TrialMaster supplements the traditional CRO’s basket of products and services and would be sold as integral part of the outsource package offered to their trial sponsor clients. This should provide us the opportunity to leverage their sales force thereby increasing new clients with only modest increases in our sales and marketing expenditures.

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

Cost of Sales

Cost of sales decreased to $151,613 in 2003 compared to $249,104 during the comparable nine-month period in 2002. Cost of sales relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. In addition, during the second quarter of 2003 we entered into a strategic alliance with a non-affiliated company based in Holland to provide help-desk services for our clients located in Europe. Although the agreement is important to our international operations, we do not expect the costs associated with this relationship to materially affect our results of operations.

Our gross margins during the nine-months of 2003 were approximately 71.9%. TrialMaster V3.0 automates many of the manual programming functions inherent in earlier versions of the product. This combined with the experience gained from serving our existing client base has allowed us to decrease the time and cost involved in producing clinical trials. We expect gross margins to contract during the fourth quarter as we transition our business to providing TrialMaster on both an ASP and licensed basis. We expect margins to return to the 70-75% range during the first quarter of 2004 after these design efforts have been completed.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses are our biggest expense at 71.1% of total Other Expenses for the first nine months of 2003 as compared to 58.4% in the nine month period ended September 30, 2002. Salaries and related expenses totaled $1,301,348 in 2003 compared to $1,299,588 in 2002. Total salaries declined relative to 2002 since a portion of total payroll is accounted for in cost of goods sold. We currently employ 15 employees out of our Davie, Florida corporate office and two out-of-state sales executives. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2004.

Rent

Rent expense was $108,455 for fiscal 2003 compared with $119,391 for fiscal 2002. Rent expense remained relatively constant with the components of our cost structure fairly well entrenched. Rent expense will increase by approximately 2% in 2004 in connection with negotiated cost of living increases. We extended the lease for our corporate offices through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia. This site allows 100% system up-time and provides us with redundant data storage capabilities.

Legal and Professional Fees

Legal and professional fees totaled $92,594 in 2003 compared with $153,567 during fiscal 2002. Key components of the 2003 amounts include $67,500 paid to our placement agent for financial advisory services, $42,500 in audit related fees, $(39,207) in legal fees which includes a credit of $(52,023) for a settlement of accrued legal fees associated with a private placement of our Series C Convertible Preferred Stock and $21,801 that relate to accounting and legal services associated with our obligations as a public company. Except for the above referenced credit we expect on-going legal and professional fees to fall in-line with what has been experienced during 2003.

Travel

We incurred $33,756 in travel expenses during fiscal 2003 compared to $29,486 during 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. These increases are not expected to materially affect total costs since we have developed the ability to conduct a significant portion of our sales efforts via Internet hosted web-meetings. These web-based demonstrations allow us to expose a broader segment of our potential clients employees to our product. Web-based demonstrations have proven to be a cost-effective means of selling to prospective clients and are an integral part of the on-going training offered to existing clients.

Telephone and Internet

Telephone and Internet related costs were reduced by $7,113, or approximately 12.5%, due to decreased telephone and Internet access costs associated with the change of our telecom provider from MCI to AT&T. We do not anticipate increases in access charges during fiscal 2004 based on our own existing communications infrastructure and our projected 2004 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $97,106 during the first nine months of 2003. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity, however, SGA costs on a year-to-date basis are approximately equal to those from the first nine-months of 2002. We do not expect SGA expenses to materially increase in the next twelve months.

Interest Expense

Interest expense was $90,232 during 2003 versus $218,781 in fiscal 2002. The holders of the 12% Convertible Notes converted their holdings into shares of our Series C Convertible Preferred Stock on December 31, 2002 This conversion reduced annualized interest expense by approximately $190,000.

Preferred Stock Dividends

In March 2003 we issued 590,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock.. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2003. In August 2003 we issued 496,950 warrants to the Placement Agent for the Series C Preferred Stock offering pursuant to the Placement Agent agreement. The warrants were valued at $113,998 utilizing the Black-Scholes model and we recognized a deemed dividend on preferred stock of $113,998 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2003. In June 2003 we issued 700,000 warrants to investors in a private placement of our Common Stock. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Common Stock offering were allocated to the Common Stock and we recognized a deemed dividend on common stock of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2003. Dividends on our Series A Preferred Stock totaled $0 in 2003 compared to $108,934 for the comparable period in 2002. There were arrearages of $153,600 in Series A Convertible Preferred Stock $119,671 in Series B Convertible Preferred Stock dividends and $197,941 in Series C Convertible Preferred Stock dividends at September 30, 2003 and we therefore deducted $471,212 from Net Income (Loss).

The Three Months Ended September 30, 2003 Compared With the Three Months Ended September 30, 2002

Results of Operations

Revenues

Revenues for the three-months ended September 30, 2003 were $205,999 compared to $93,378 for the same period in 2002, an increase of 120.6%. The increase can be attributed to increased success we experienced in marketing TrialMaster. We expect revenues to increase as we experience continued success in marketing TrialMaster to larger entities. These clients will afford us a higher likelihood of multiple trial engagements. In addition, the trials conducted will characteristically encompass more locations and therefore provide us incremental revenues.

Cost of Sales

Cost of sales decreased to $56,279 for the three months ended September 30, 2003 compared to $46,170 during the comparable period in 2002. Cost of sales relates primarily to salaries and benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. In addition, during the second quarter of 2003 we entered into a strategic alliance with a non-affiliated company based in Holland to provide help-desk services for our clients located in Europe. Although the agreement is important to our international operations, we do not expect the costs associated with this relationship to materially affect our results of operations.

Our gross margins during the third quarter of 2003 were approximately 72.7%. The slight decrease in gross margins versus the first and second quarters of 2003 is a result of smaller than expected revenues combined with significant amounts of labor expended on producing a new version of TrialMaster focused primarily on companies conducting Phase I clinical trials.

Other Expenses

Salaries, Benefits and Related Taxes

Salaries and related expenses were our biggest expense at 64.6% of total Other Expenses for the third quarter of 2003 compared to 56.5% for the comparable period in fiscal 2002. Salaries and related expenses totaled $384,405 for the three-months ended September 30, 2003 compared to $423,023 for the comparable period in 2002. Total salaries declined relative to 2002 since a portion of total payroll is accounted for in cost of goods sold. We currently employ 15 employees out of our Davie, Florida corporate office and two out-of-state sales executives. We expect to increase headcount within our technology and sales and marketing functions in concert with anticipated increases in TrialMaster clients during fiscal 2004.

Rent

Rent expense was $33,173 for the three-months ended September 30, 2003 compared with $40,827 for the comparable period in fiscal 2002. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia. This is designed to ensure 100% system up-time. We do not anticipate significant changes to rent expense in the next twelve months.

Legal and Professional Fees

Legal and professional fees totaled $61,077 for the three-months ended September 30, 2003 compared with $34,772 during the comparable period in fiscal 2002. Key components of the 2003 amounts include $22,500 paid to our placement agent for financial advisory services, $17,500 for audit related fees, $10,810 in legal fees and $10,267 that relate to accounting and legal services associated with our obligations as a public company. We expect on-going legal and professional fees to fall in-line with what was experienced during 2003.

Travel

We incurred $4,899 in travel expenses during the three-months ended September 30, 2003 compared to $9,226 during the comparable period in fiscal 2002. We expect travel to increase as we experience more success in penetrating the marketplace with our sales efforts. We expect this increase to be offset by the increase in accompanying revenues.

Telephone and Internet

Telephone and Internet related costs decreased by $2,475. We do not anticipate significant increases in access charges during fiscal 2003 based on our own existing communications infrastructure and our projected 2004 clinical trial workload.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SGA”) were $29,643 during the third quarter of 2003. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

Interest Expense

Interest expense was $31,810 during the three-months ended September 30, 2003 versus $73,755 in the comparable period in fiscal 2002. The Company converted its 12% Convertible Notes during December 2002 into shares of its Series C Convertible Preferred Stock. This conversion reduced annualized interest expense by approximately $190,000.

Preferred Stock Dividends

In August 2003 we issued 496,950 warrants to the Placement Agent for the Series C Preferred Stock offering pursuant to the Placement Agent agreement. The warrants were valued at $113,998 utilizing the Black-Scholes model and we recognized a deemed dividend on preferred stock of $113,998 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2003. Dividends on our Series A Preferred Stock totaled $0 in 2003 compared to $18,567 for the comparable period in 2002. There were arrearages of $51,763 in Series A Convertible Preferred Stock of $40,329; in Series B Convertible Preferred Stock dividends and $67,985 in Series C Convertible Preferred Stock dividends at September 30, 2003 and we therefore deducted $160,077 from Net Income (Loss).

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. Our working capital deficit as of September 30, 2003 was $1,872,171 compared to $1,516,794 on September 30, 2002.

Cash and cash equivalents decreased by $179,575 from $194,677 to $15,102 at September 30, 2003. This was the result of cash provided by financing activities of $1,048,265 offset by cash used in operating activities of approximately $1,217,290. The significant components of the activity include a loss from operations of approximately $1,443,321 offset by non-cash expenses of 131,294, increases in cash of $94,736 from changes in working capital accounts and approximately $1,048,265 we raised through the sale of debt and equity securities.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. We do not presently have any commitment for capital expenditures.

We are currently in default on interest payments owed totaling $78,026 on our unsecured 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002 and at the option of the note holders the full amount of the convertible notes could be declared in default.

We had a recorded liability of $246,265 at September 30, 2003 for federal employment taxes. We had not fully satisfied the liability as of November 14, 2003.

We have been operating with a cash burn rate. In order to manage cash flows, we have issued preferred stock and common stock to satisfy operating expenses and obligations. Between March 28, 2002 and March 2003 we sold 165,650 shares of our Series C Preferred Stock and warrants to purchase 3,513,000 shares of our common stock. Gross cash proceeds from this offering totaled $1,656,500. We accrued $333,077 in transaction related fees leaving net proceeds of approximately $1,423,423.

From April 2003 through May 31, 2003 we sold an aggregate of 1,400,000 shares of our Common Stock and warrants to purchase 700,000 shares of our common stock for gross proceeds of $350,000. We accrued $35,000 in transaction fees leaving net proceeds to us of $315,000.

From July 2003 through September 30, 2003 we sold an aggregate of 1,120,000 shares of our common stock for gross proceeds of $280,000. We accrued $28,000 in transaction fees leaving net proceeds to us of $252,000.

During the second half of fiscal 2002 and nine months of 2003, we entered into contracts for EDC services worth approximately $1.8 million in value. During this period we added eight new clients, including three clinical research organizations (CRO) and an academic research institution. These clients in particular are deemed vital to our long-term growth since these two areas have become a point of emphasis for our sales and marketing activities. One of the CRO’s is based in Holland and operates primarily in the European market providing us additional exposure in a market that we have only lightly penetrated to date. In addition, two of the pharmaceutical clients have indicated their intent to utilize TrialMaster for EDC on trials that will be conducted during calendar years 2004 and 2005.

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

We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing patents and intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans or other events will not result in accelerated or unexpected expenditures.

To satisfy our capital requirements, including ongoing future operations, we will seek to raise additional financing through debt and equity financings. There can be no assurance that any such findings will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2003, there is doubt about the Company’s ability to continue as a going concern. In addition, the report of our independent certified public accountants dated March 21, 2003, for the year-ended December 31, 2003, contained a qualification as to their doubt concerning our ability to continue as a going-concern.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) as of the quarter ended September 30, 2003, the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 25, 2003 (the “Annual Meeting”), the Company’s shareholders voted to approve the ratification of Greenberg and Company, LLC as the Company’s auditors for the year-ended December 31, 2003. The following is a summary of the vote:

Ratification of Greenberg & Company, LLC as Auditors
Votes

For	18,927,631
Against	920
Abstain	110

Also at the Annual Meeting, the Company’s shareholders voted to elect Cornelis F. Wit, Randall G. Smith and Guus van Kesteren each to an additional one-year term as a director of the Company.

The following is a summary of the vote:

Votes	Cornelis F. Wit	Randall G. Smith	Guus van Kesteren

For	18,919,161	18,919,161	18,919,161
Against	20,135	20,135	20,135
Abstain	10,120	9,600	10,020

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:	/s/ Cornelis F. Wit

Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	November 14, 2003

By:	/s/ Ronald T. Linares

Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	November 14, 2003