Form 10KSB
period 2003-12-31
OMNICOMM SYSTEMS INC
filed 2004-03-30
CIK 1034592

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

                         Commission file number: 0-25203

                             OMNICOMM SYSTEMS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                    11-3349762
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

               2555 DAVIE ROAD, SUITE 110-B, DAVIE, FLORIDA 33317
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (954) 473-1254
               --------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $884,929 for the 12 months ended December 31, 2003.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant's common stock on March 18, 2004 is approximately $4,094,382. The common stock is traded over-the counter. As of March 18, 2004, 17,929,277 shares of the Registrant's Common Stock were outstanding of which 1,551,749 shares were held by affiliates.



================================================================================

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

Yes [ ]  No [X]

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

THE DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-KSB REGARDING OMNICOMM SYSTEMS, INC., ITS BUSINESS AND OPERATIONS INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996. THIS REPORT AND THE INFORMATION INCORPORATED BY REFERENCE IN IT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS IN THESE SECTIONS. SUCH STATEMENTS CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE READER IS CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD LOOKING STATEMENTS. WE DO NOT HAVE A POLICY OF UPDATING OR REVISING FORWARD-LOOKING STATEMENTS AND THUS IT SHOULD NOT BE ASSUMED THAT SILENCE BY US OVER TIME MEANS THAT ACTUAL EVENTS ARE BEARING OUT AS ESTIMATED IN SUCH FORWARD LOOKING STATEMENTS.

When used in this Annual Report, the terms " we," "our," "us," and "OmniComm" refers to OmniComm Systems, Inc., a Delaware corporation and its subsidiaries OmniCommerce Systems, Inc. and OmniTrial, B.V.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SUMMARY

We are an Internet-based healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations ("CRO's"), academic research institutions and other clinical trial sponsors. TrialMaster(R), our Internet-based software, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. At every research site, clinical research data is entered electronically. All participants in the clinical trial process are connected and have access to the data in real time. Clinical trial sponsors can review, monitor, and analyze the data remotely and in real time.

Medical Error Reporting System ("MERS-TH") was co-developed with Columbia University during 2002. MERS-TH was developed to provide U.S. and European based hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. Based on a February 2000 report made to the President, medical errors are estimated to lead to between 40,000 and 90,000 deaths annually, and cost the U.S. health care system over $33 billion annually.

BACKGROUND AND HISTORY

OmniComm Systems, Inc. was originally organized as Coral Development Corp. under the laws of the State of Delaware on November 19, 1996 by Modern Technology Corp. ("Modern"). Modern originally completed a "blind pool/blank check" offer pursuant to Rule 419 by having Modern distribute Coral Development shares as a dividend to Modern shareholders. On February 17, 1999, OmniComm Systems, Inc., a company organized under the laws of the State of Florida as the Premisys Group, Inc. on March 4, 1997, merged with Coral Development. Coral Development was the surviving entity post-merger. The merged entity changed its name to OmniComm Systems, Inc.

TRIALMASTER

TrialMaster is a Web-based software application that uses Internet technologies for EDC to conduct and manage clinical trial data from geographically dispersed sites.

We believe TrialMaster offers the following advantages, which increase the efficiency and decrease the costs of the clinical trial process:

         o Accelerates initiation and completion of clinical trials by approximately 30%;

         o  Provides real-time access to clinical trial data;

         o  Eliminates double data entry and paper based reports;

         o Decreases the cost of data collection in clinical trials by up to 80%;

         o Provides real time connection between all participants in the clinical trial process;

         o  Improves data entry accuracy by up to 80%; and

         o Secures collection and storage of clinical trial data, through encryption and multilevel storage in two locations.

MARKET OPPORTUNITY

Clinical trials are the critical component in bringing a drug or medical device to market. All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process. Most clinical trials are currently conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solution significantly reduces costs, improves data quality and expedites results. The data integrity, system reliability, management control and auditable quality of TrialMaster will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application ("NDA") can take up to two years before the FDA approves it. This is in addition to five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of the dynamics:

         o Drug companies lose as much as $11 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Prilosec(TM).

         o Of 5,000 screened chemical compounds only 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers

         o According to PhRMA, the average drug approved for sale by the FDA in 2001 cost approximately $802,000,000 to bring to market.

Included in the above cost analysis of bringing a new medicine to market are expenses of project failures and the impact that long development times have on investment costs. The estimate also accounts for out-of-pocket discovery and preclinical development costs, post-approval marketing studies and the cost of capital. Lengthening development times caused by complex disease targets and a more intensive regulatory process have more than tripled the cost of developing a drug over the past 15 years. The estimates which were published as part of a Tuft's University study cite that many factors are driving up development costs, including a greater emphasis on developing treatments for chronic diseases, the increasing size of trials and the rising cost of recruiting subjects

We believe TrialMaster provides us with strong market opportunities, including:

THE CLINICAL TRIAL INDUSTRY IS A LARGE AND GROWING INDUSTRY.

Worldwide pharmaceutical R & D spending totaled approximately $52 billion in 2001. A June 2003 Covance report projects 10% annual growth in R & D spending powered by the development of new drugs and treatments, increases in the complexity and number of clinical trials, increasing number of patients in the average application, an aging population and strong demand for drugs to treat this aging population.

CenterWatch estimates that in 2000 $4.8 billion was spent in the United States by pharmaceutical, medical device and biotechnology companies on clinical research data management and handling. We estimate that in 2003 approximately 25% of all clinical trials were conducted using Web-based (EDC) solutions.

INDUSTRY TRENDS

Industry and regulatory trends have led pharmaceutical, biotechnology, and medical device companies to increase research and development for proprietary new drugs and medical devices. To keep pace in today's market companies must conduct both more and increasingly complex clinical trials, develop multinational clinical trial capability, and, at the same time, control costs. These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

COMPETITIVE PRESSURES

Increased competition and pressure from generic brands and increased volume of new drug candidates from the genomics industry have forced pharmaceutical companies to attempt to shorten the clinical trial processes to bring new drugs to market as soon as possible. New drugs are also needed because shortened life cycles of drugs have narrowed the window of opportunity for companies to enjoy extraordinary returns from patented drugs. According to Accenture, pharmaceutical companies are striving to select winning drugs earlier and to reduce the time it takes to bring the drug to market by one-third.

EXPENSIVE AND INEFFICIENT PAPER-BASED CLINICAL TRIALS COMPARED TO EDC SOLUTION

One of the bottlenecks in the clinical trials process is in the collection, validation and management of data. Traditional paper-based clinical trials are an inefficient process. Several market-leading CRO's are conducting trials using Web-based trial solutions. Trial sponsors are beginning to use EDC in order to remain competitive relative to their competitors in relation to the costs of conducting trials and the time to complete those trials.

EMERGING MARKET OF WEB-BASED EDC

Web-based EDC has been around for four years and an estimated 25% of all clinical trials are currently conducted using Web-based EDC. CenterWatch estimates that approximately $140 million was spent on EDC use in 2003. We believe that the move toward emerging Web-based technologies is natural since it involves the management of large quantities of trial data in different formats, which is by definition one of the core skills and competencies of the IT industry. While industry growth estimates vary, all predictions indicate that EDC will become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2004 and 2006; Accenture predicts that by 2006, 60% of all clinical trials will use some form of EDC.

UNIQUE COMPETITIVE ADVANTAGES

We believe we are well positioned to succeed within the emerging EDC industry due to our competitive strengths which include:

FLEXIBLE DESIGN ARCHITECTURE. Our primary software product, TrialMaster, has been designed with dynamic capabilities to allow for rapid change and scalability. We have successfully deployed new products, including Trial Archive, MERS-TH and a specialized Phase I product from the base TrialMaster package.

RAPID PROJECT DEPLOYMENT. An added benefit of TrialMaster's flexible design is the ability to incorporate client specific customizations more rapidly than our competition. TrialMaster V3.0 has also integrated several automated build tools that allow us to efficiently complete projects containing repetitive trial specific tasks such as forms collecting data on patient visits over the course of time.

ENTREPRENEURIAL ENVIRONMENT. The small size of our firm allows us to move quickly. Our marketing, sales and technological focus are consistent for the long-term but we have proven capable of moving rapidly tactically to capitalize on short-term opportunities. Our senior management team utilizes a collaborative approach to problem solving and is intent on building market share in a prudent manner. The advantageous cost structure of our business allows us significant leverage in seeking new clientele and new markets.

INDUSTRY BACKGROUND

Global research and development expenditures by the pharmaceutical industry reached an estimated $52 billion in 2001, with approximately 80% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Approximately 8.5% of the total R & D costs are spent on data management.

Pre-clinical and clinical trials historically were performed almost exclusively by in-house personnel at the major pharmaceutical companies. Over the last two decades, clinical trial sponsors have transitioned to a model that includes the outsourcing of clinical trial management to clinical research organizations ("CRO's").

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

MANAGED CARE. Managed care providers and insurance carriers have become major participants in the delivery of pharmaceuticals along with pharmacy benefits organizations. These companies are seeking to lower and control the prices of drugs and devices.

GENERIC DRUG EFFECT. Competition from generic drugs following patent expiration has resulted in increasing market pressure on profit margins.

INCREASINGLY COMPLEX AND STRINGENT REGULATION. Increasingly complex and stringent regulatory requirements have increased the volume and quality of data required for regulatory filings and escalated the demand for real- time, high-accuracy data collection and analysis during the drug development process.

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

CLINICAL TRIAL OVERVIEW

In order for a drug or medical device to be marketed, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. To support an application for regulatory approval, clinical data must be collected, reviewed and compiled. Clinical data is collected from case report forms ("CRF's") that are submitted to and filled out by an investigator, typically a doctor or research assistant who is administering the clinical trial. CRF's can be five to several hundred pages long, and document a series of visits by patients over a period of time.

Once information is collected by the investigator and the CRF is completed, the investigator submits the CRF to the sponsor or the CRO. The data is then input manually into a database. Typically, double data entry is used to resolve errors.

TrialMaster allows participants in the clinical trial process, such as a sponsor or CRO, to perform data collection, handling and transmission via a direct, secure Internet connection. After the CRF's are Internet enabled and the validation criteria encoded, the CRF forms are accessed via the Internet from our server to the sites where the clinical trials will take place.

THE TRIALMASTER SUITE OF PRODUCTS

TrialMaster is an open system that is fully integratable with existing legacy data systems such as Oracle(R) and Microsoft SQL(R). The application utilizes a standard browser such as Internet Explorer 5.5(R) or above. TrialMaster allows clinical data to be entered directly from a source document, such as a patient record or doctor's notes, via computer. The clinical data is transmitted via the Internet to a secure server where the data is validated and stored. The cost for implementing the application is based on a data point per page/per patient fee which increases or decreases depending on the size and length of the trial.

TrialMaster's features and benefits include:

         o Internet-based network - no special client software required and you can manage your data from anywhere anytime on the web;

         o Role-based security - data presented on basis of role in the trial (i.e., investigator, sponsor, trial manager);

         o Audit trail of all transactions - all original data and changes are recorded;

         o Primary data validation - data ranges and requirements are checked upon entry of data

         o  Customized reports based on client's specifications;

         o Enhanced Messaging system - sends email notifications based upon client defined events both systemically and client generated;

         o Data export - client can export database in a variety of formats for interim analysis including SAS, CDISC,XML, ASCII and Excel spreadsheet formats;

         o Real time data access/project management - clients can monitor trial progress and make go/no-go decisions;

         o ASP model - uses our secure data infrastructure and can be installed utilizing client-supplied equipment as an option;

         o Fully compliant with FDA 21 CFR Part 11 and subsequent April 1999 Guidance to Industry;

         o  CDISC compliant exported data.

TrialMaster is intended to enhance the clinical trial process in the following three areas:

DATA COLLECTION IS FASTER AND CHEAPER. Clinical data is collected from the CRF's that are provided by the trial sponsor and submitted to and filled out by an investigator - a doctor or a research assistant - who is participating in the clinical trial. The forms are five to several hundred pages per patient and encompass a series of visits by patients over a period of time. Currently, the cost to process data ranges from $7.00 to $25.00 per page per patient. Under the TrialMaster system, the cost to process the data is approximately two to five times less per page per patient. The time to process the data under the current manual system can take anywhere from one to eight weeks, which is significantly reduced utilizing TrialMaster because the data is entered in real-time with validation occurring instantly.

DATA IS COLLECTED MORE ACCURATELY. Upon its submission, data is reviewed to determine if the collected data is within the parameters of the clinical trial. If data is outside of the clinical trial parameters or if there are typographical errors or similar data problems, the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing. Under the current manual system, the cost to process an edit query is approximately $80 to $115 per query; for a large trial, it is not uncommon to generate 500 to 1,000 edit queries a week. The time to process the data for each patient under the current manual system can take anywhere from three to eight weeks. By using TrialMaster, the number of edit queries are significantly reduced because the system validates data as it is input, and the cost of the queries can be reduced by up to 80% to 85%.

CLINICAL STUDIES CAN BE MONITORED MORE EFFICIENTLY. Monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice standards. They make sure clinical data is collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs, such as travel, can exceed one-quarter of the total costs of a clinical trial. Under the current system, the cost for a monitoring visit can vary from $1,000 to $3,000 per visit, and a trial can require as many as three to seven visits by the monitor. The number of visits can be reduced when using TrialMaster because the status of sites can be monitored remotely and in real-time. Under the current system, the time for each visit is usually one to two days; utilizing TrialMaster, we believe monitoring hours can be reduced by 50% and monitoring visits can be more efficiently scheduled due to the availability of more accurate and complete information on the trials.

TRIALMASTER ARCHIVE(TM)

TrialMaster Archive presents the data collected during the clinical trial in the same browser format used during the live clinical trial, TrialMaster's tree configuration. TrialMaster Archive is delivered via CD in read only format and provides the ability to export data to study specified formats such as SAS and CDISC. TrialMaster Archive does not require the installation of any other software and will provide our clients the ability to review trial data by site, patient, visit and form parameters. User formats available include read-only and print-friendly and the data can be presented with and without audit trails. The client can also choose an option to have the data presented in PDF form.

TRIALMASTER PHASE I(TM)

TrialMaster Phase I was designed during 2003 in order to address the unique data capture requirements of Phase I clinical trials. The benefits of TrialMaster Phase I include:

         o Flexible design structure that allows implementation without modifying existing work flow processes.

         o  Allows simultaneous data entry (multiple CRF's per patient)

         o Provides for direct data entry (bedside) through the use of portable data devices

TRIALMASTER SALES AND MARKETING

EDC services are currently used in approximately 25% of clinical trials. Our sales efforts encompass a broad range of clinical trial sponsors including multi-national pharmaceutical companies, small and mid-size pharmaceutical companies, medical device companies, academic research institutions and clinical research organizations. We have begun allocating a substantial portion of our sales effort towards large multi-national pharmaceutical companies. These firms conduct numerous trials per year making TrialMaster a scalable and cost-efficient solution. The scope of work available from these large sponsors provides a strong market for sales growth for us. Our focus on small and mid-size companies is predicated upon the fact that they are unlikely to have the technological resources necessary to develop a product like TrialMaster which will offer these companies operating efficiencies in the clinical trial process as well as potential cost savings.

TrialMaster can be used within any segment of the pharmaceutical, biotechnology or medical device industries that undertake clinical trials. We have focused our sales and marketing efforts on the pharmaceutical industry, a market dominated by companies such as Johnson & Johnson and Pfizer. We believe the following are the relevant factors for approaching this market:

         o  access to "validators" for the market,

         o relatively standardized and advanced approach to clinical trial process,

         o a very competitive market with relatively short product cycles providing for a need to get products to market quickly, and

         o a tight group of opinion leaders within the market segment with which we have direct relationships.

Our marketing strategy includes establishing relationships with "opinion leaders" and decision makers within the clinical trial industry. In this regard, we have created a Medical Advisory Board to advise us on the development and marketing of the TrialMaster system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. We are also using traditional methods to market TrialMaster, including advertising in trade periodicals and attending industry conventions.

MEDICAL ERROR REPORTING SYSTEM - MERS-TH

MERS-TH is a Web-based reporting system used to collect, classify and analyze medical events from geographically dispersed sites. MERS-TH provides the opportunity to study and monitor actual and near-miss errors to facilitate the improvement of the care-giving process. We developed MERS-TH in conjunction with Columbia University during 2002.

We believe MERS-TH will improve the process of collecting, cataloging and studying medical errors. MERS-TH provides the following benefits:

         o Standardized error classification system and reporting will allow larger hospital and health care providers to streamline the reporting process;

         o  Real-time access to data;

         o Seamless integration into existing health care reporting systems utilizing data imports;

         o Improves existing QA systems' effectiveness without creating additional layers of responsibility;

         o Facilitates compliance with governmental mandated reporting requirements; and

         o  Secure collection and storage of data through encryption.

MEDICAL ERRORS DEFINED

Types of Medical Errors

         o  DIAGNOSTIC

            o  Error or delay in diagnosis;

            o  Failure to act on results of testing or monitoring;

            o  Using outdated tests.

         o  TREATMENT

            o  Error in the performance of an operation, procedure or test;

            o  Error in administering the treatment;

            o  Error in the dose or method of using a drug.

         o  PREVENTIVE

            o  Failure to provide prophylactic treatment;

            o  Inadequate monitoring or follow-up treatment.

         o  OTHER

            o  Equipment failure;

            o  Other system failure.

A "near miss" is an event or situation that could have resulted in an accident, injury, or illness, but did not, either by chance or through timely intervention.

MARKET OPPORTUNITY

In November 1999, the Institute of Medicine ("IOM") issued a report titled "TO ERR IS HUMAN: BUILDING A SAFER HEALTH SYSTEM," detailing its findings from reviewing medical errors in the U.S. health care system. The report found that between 44,000 and 98,000 people are killed annually from preventable medical errors and that another one million people are injured by errors in treatment at hospitals. Beyond their cost in human lives, preventable medical errors are estimated to cost as much as $29 billion annually in U.S. hospitals. These costs include; the expense of additional care necessitated by the errors, lost income and household productivity, and disability. The report called on states to create mandatory reporting systems, starting with hospitals. The consequences of medical mistakes are often more severe than the consequences of mistakes in other industries--leading to death or disability rather than inconvenience on the part of consumers.

Most hospitals underestimate or are underreporting the number of errors and injuries that occur due to a workplace culture that tends to punish those making mistakes and because hospital personnel tend to regard health care provider errors as evidence of personal carelessness. Dr. Lucien Leape of the Harvard School of Public Health estimates that only 2 to 3% of major errors are reported through hospital incident reporting systems. Worse yet, another study by Dr. Leape found that 70% of adverse events found in a review of 1,133 medical records were preventable.

A wide body of research, including studies by the Agency for Healthcare Research and Quality ("AHRQ"), support the IOM conclusions. Studies conducted during the 1990's have shown that adverse events occur in approximately 3 to 4% of patients. Another study conducted by Dr. Leape found that the average intensive care unit ("ICU") patient experienced almost two errors per day, a proficiency level of 99 percent. However, one out of five of these errors were potentially serious or fatal. If performance levels of 99.9%-- substantially better than those found in the ICU--applied to the airline industry, it would equate to two dangerous landings per day at O'Hare International Airport in Chicago!

Other industries, e.g., aviation or manufacturing, have done a better job than the health care industry in managing the risk level inherent in their operating activities. Some industries, such as the aviation industry, have adopted quality improvement, safety assurance and error reduction programs as a core mission. A review of the experience in non-health-care industries offers some lessons that may be applicable to reducing medical errors. Characteristics found in industries that have effectively reduced errors include:

         o  Development of tracking mechanisms that expose errors;

         o  Thorough investigation of errors;

         o Applying to error reduction a systems oriented approach that combines human intervention, technical tools and organizational remedies;

         o Systems solutions that are focused on fixing the problem, not the blame;

         o Changing organizational cultures so that an environment that embraces error reduction is nurtured; and

         o  Allocating the resources necessary to fix the problems.

One of the problems in concluding that a chronic medical error problem exists is that medical errors usually affect only one patient at a time; therefore, they are treated as isolated incidents. Health-care errors are also underreported due to liability and confidentiality concerns. Implementing a broad-based solution that is available to the healthcare industry can help begin to remedy the first problem. Only changing the culture intrinsic to the industry can combat the second.

REGULATORY BACKGROUND

In December of 1999, President Clinton directed the Quality Interagency Coordination Task Force ("QuIC") to evaluate recommendations from TO ERR IS HUMAN and to respond with a strategy to identify prevalent threats to patient safety and reduce medical errors. The QuIC is a multi-agency task force with participants including the Department of Health and Human Services; Department of Defense; and the Department of Veteran Affairs. The latter two are of significance since they collectively manage over 1,800 health care sites serving 13 million patients annually.

In response to the IOM report, the President directed the QuIC to prepare a set of recommendations for specific actions to improve health care outcomes and prevent medical errors. Specifically, the President requested that the QuIC report:

         o Identify prevalent threats to patient safety and medical errors that can be prevented through the use of decision-support systems;

         o Identify additional strategies to reduce medical errors and ensure patient safety in Federal health care programs;

         o Evaluate the extent to which medical errors are caused by misuse of medications and medical devices, and consider steps to strengthen the FDA's reporting structure on these types of errors; and

         o Identify opportunities for the Federal Government to take specific action to improve patient safety and health care quality through collaboration with the private sector.

The IOM's report resulted in a flurry of regulatory activity. As of January 2003, approximately 20 states have implemented laws making error reporting systems mandatory. The goal of such legislation is to improve patient safety and to hold health care organizations responsible for the quality of care they provide.

The IOM and QuIC made several recommendations in their respective reports. Amongst their recommendations are to:

         o  Create a national mandatory reporting system;

         o Include patient safety in performance standards for health care organizations - require specific performance levels in order to retain the rights to provide goods and services;

         o Ask independent accrediting organizations to demonstrate how they are coordinating and strengthening their patient safety standards;

         o  Identify a core set of errors reporting data;

         o Identify and attempt to pool existing data sets (such as State mandatory errors reporting data) that can be brought together to enhance the knowledge and understanding of errors.

AHRQ and the CDC have expanded their research efforts in the area of informatics to include initiatives aimed at developing and evaluating electronic systems to identify, track, and address patient safety concerns. Additionally, Governmental participation, especially in requiring the pooling of data, and in setting and enforcing safety standards from its vendors is likely. On a more global basis, establishing a national MERS-TH database will provide useful data to study system failure points, enable benchmarking and provide data to study the efforts that prevented near misses from becoming errors. The errors that are cataloged will provide useful information on the causes of health care problems. Perhaps more importantly, near misses occur more frequently than errors and reveal a greater variety of systemic problems with processes and procedures.

MERS-TH DESCRIPTION

When designing MERS-TH the following design criteria were identified as crucial for an ideal reporting system:

Error reporting should:

         o  Be confidential and non-punitive;

         o Be relatively easy to integrate into an existing quality assurance system;

         o  Include near-misses and no harm events, in addition to errors;

         o Classify events by what and where events happened, where and how they were discovered, and by the underlying root causes of the errors;

         o  Use a uniform method for recording data;

         o  Include a process for analyzing data and sharing solutions; and

         o Feed into a non-regulatory central system where the aggregated data can be further analyzed.

Since quality assurance ("QA") programs are already required by regulation, it is vital that the design of an error reporting system be complementary to existing QA systems to avoid employee resistance. The system therefore could not duplicate existing QA systems, but instead needs to meet the above criteria and still be compatible with existing QA systems.

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

HOW DOES MERS-TH WORK?

         o  DETECTION: Identify, report and record the event.

         o  SELECTION: Determine the extent of investigation needed.

         o INVESTIGATION: Find out more about the context in which the event occurred, and conduct a root cause analysis, if necessary.

         o DESCRIPTION AND CLASSIFICATION: Assign standardized codes to describe the event and root causes.

         o COMPUTATION: Analyze the aggregate data to identify patterns and trends.

         o INTERPRETATION: Use the results to guide organizational risk reduction efforts.

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

COST AND STRUCTURAL PROBLEMS. Although considerable cost savings can be realized by the effective reduction of medical errors, instituting such programs will require a substantial initial investment. In addition, the relative autonomy of departments within some health care institutions is a potential barrier to rapid organization change and the adoption of new models and procedures to prevent errors. We view the cultural changes needed to implement new error reduction campaigns as the more relevant obstacle. MERS-TH is a reasonably priced alternative for fulfilling an organization's MIS needs in combating medical errors. Most health-care organizations have capital expenditure budgets that dwarf the investment necessary to implement MERS-TH.

MERS-TH SALES AND MARKETING

MERS-TH is currently installed and is being evaluated as part of a pilot study that began in January 2003 at the University of Columbia. The sales and marketing of MERS-TH will be done separately from TrialMaster and is likely to command specialized sales personnel with risk management backgrounds. As our co-developer in the project, Columbia University provides an extensive network of research associates as potential clientele. Our initial target will be the domestic market with academic institutions and private and public hospitals and medical centers targeted equally. The European market provides an equally attractive sales market. Illustrative of the potential market for MERS-TH is the number of hospitals in operation domestically and in the European market. As of January 2003 approximately:

         o  Privately run U.S. hospitals - 5,801

         o  Government run U.S. hospitals - 1,802

         o  European academic and state-run hospitals - 14,000

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

SYSTEMS

We provide application hosting services for our web-based clinical trial applications utilizing a secure, medical-grade network infrastructure. We maintain both a primary data center and a secondary disaster recovery site. These sites utilize identical configurations with the primary site located at our headquarters while the secondary site is located at an IBM owned co-location facility in Atlanta, GA.

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

The current production environment employs two production/database server pairs at the primary data center which is mirrored at the co-location facility. Database synchronization between the primary data center and the co-location facility is accomplished utilizing transaction replication technology via the Virtual Private Network link established between the two locations.

RESEARCH AND DEVELOPMENT

We acquired the technology, developed by Education Navigator, Inc., for our TrialMaster product in June 1998. Since that date, our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. During fiscal 2003, we spent approximately $504,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2002 we spent approximately $465,000 on research and development activities. We intend to continue to improve and broaden our product line to increase our ability to compete in our market segment

COMPETITION

We compete in the EDC market. This industry can be characterized as rapidly evolving, highly competitive and fragmented. There are other entities that compete with TrialMaster. The principal competitors include Phase Forward Incorporated and eResearch Technology. We believe that 25 to 30 viable competitors in varying degrees of development exist. Many of these competitors have significantly greater financial, technical and marketing resources, or name recognition than we do. In addition, other companies could enter the EDC market due to the vast size of the market opportunity. We believe that the most significant competitive factors we face are a lack of operating history and the poor financial results experienced during the period covering fiscal 2000 to the present.

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

GOVERNMENT REGULATION

We do not believe that we are currently regulated, nor do we need any approvals by the FDA or any specific government or quasi-governmental agency. There can be no assurance, however, that we will not become subject to government regulation in the future. See the "Risk Factors" section of this document.

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

EMPLOYEES

We currently have 18 full time employees of which four are executives, two are administrative, seven are programmers, two are technology and systems managers and two are in sales and marketing. We believe that relations with our employees are good. None of our employees is represented by a union.


                                  RISK FACTORS

AN INVESTMENT IN OUR SECURITIES IS SPECULATIVE IN NATURE AND INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS PROSPECTUS, THE FOLLOWING MATERIAL RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING US AND OUR BUSINESS BEFORE PURCHASING OUR SECURITIES.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $2,761,412 and $5,266,264 in fiscal 2003 and 2002, respectively. At December 31, 2003, we had an accumulated deficit of approximately $24,032,562 and a working capital deficit of approximately $1,622,097. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2004, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2003 contained an explanatory paragraph indicating there was substantial doubt about our ability to continue as a going concern.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

We were incorporated in 1997 and initiated our development of TrialMaster in August 1998. We have a limited operating history on which you can base an evaluation of our business and prospects. Our revenue and income potential are unproven. An investor must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets, including the Internet B2B market. These risks and difficulties include our ability to:

         o  develop our infrastructure;

         o  attract and maintain a base of end users;

         o  develop and introduce desirable services;

         o provide customer support, personnel and facilities, to support our business;

         o  establish and maintain strategic relationships;

         o establish and maintain relationships within the pharmaceutical, medical device, and biotechnology industries; and

         o  respond effectively to competitive and technological developments.

We cannot assure you that our business strategy will be successful or that we will successfully address any of these risks or difficulties.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2003, we had outstanding borrowings of approximately $1,807,571 of which

         o approximately $375,000, at 10% interest, is due June 2004, however we are in default in the payment of interest and, at the option of the holder, the full amount of the notes could be declared in default;

         o  approximately $497,000, at 9% interest, is due January 31, 2005;

         o  approximately $253,000, at 9% interest, is due October 31, 2005, and

         o  approximately 682,571, at 8% interest, is due April 1, 2006;


Since December 31, 2003 we have borrowed an additional $97,500 at 9% interest which is due October 31, 2005.

No assurance can be given that the holders of the 10% notes will not declare the notes in default and seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations. If we are unable to meet our financial obligations, the lenders could obtain a judgment against us in the amount of the notes and foreclose on our assets. Such foreclosure would materially and adversely affect our ability to conduct our business.

WE WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

Our plan of operations will require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

         o  fund more rapid expansion;

         o  fund additional capital or marketing expenditures;

         o  develop new or enhanced features, services and products;

         o  enhance our operating infrastructure;

         o  respond to competitive pressures; or

         o  acquire complementary businesses or necessary technologies.

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

WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR INTELLECTUAL PROPERTY, AND WE WOULD FACE POTENTIALLY EXPENSIVE LITIGATION TO ASSERT OUR RIGHTS AND TO DEFEND OURSELVES AGAINST PATENT OR OTHER INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS ASSERTED BY OTHERS. IF WE CANNOT PROTECT OUR PROPRIETARY INFORMATION, WE MAY LOSE A COMPETITIVE ADVANTAGE AND SUFFER DECREASED REVENUES AND CASH FLOW.

We are dependent, in part, on proprietary data, analytical computer programs and methods and related know-how for our day-to-day operations. We rely on a combination of confidentiality agreements, contract provisions and trade secret laws to protect our proprietary rights. In addition, we presently have a patent application pending for our Trial Master product. The effect and extent of patent and other protection for our intellectual property is uncertain.
We cannot guarantee that our patent application will be approved. Even if it is approved, we cannot guarantee that our patent will be broad and effective, nor can there be any assurance that we will not be involved in litigation to protect our intellectual property and to defend ourselves against infringement claims by our competitors. Although we intend to protect our rights vigorously, there can be no assurance we will be successful in protecting our proprietary rights. If we are unable to protect our proprietary rights, or if our proprietary information and methods become widely available, we may lose any ability to obtain or maintain a competitive advantage within our market niche.

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

WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR SYSTEMS, PROCESSES AND SUPPORT IN A MANNER THAT WILL ENABLE US TO MEET THE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to develop effectively the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services. In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse affect on our financial condition.

WE DO NOT BELIEVE WE ARE SUBJECT TO REGULATION BY THE FDA, BUT WE HAVE MADE NO INDEPENDENT INQUIRIES.

Based upon our internal review of the relevant statutes, rules and regulations, we do not believe that our TrialMaster product is subject to FDA review or approval. However, because we have neither made independent inquiry of the FDA nor have we engaged special FDA counsel to provide us with an opinion regarding the applicability of the subject statutes, rules and regulations, our belief as to their inapplicability may be incorrect. In that event, we could be subject to fines and/or other sanctions, which will adversely affect our results of operations. In addition, if at some time in the future the FDA adopts rules to which we become subject, the cost of compliance therewith may be significant to us which would likewise adversely affect our results of operations and liquidity.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

We recently registered an aggregate of 39,879,850 shares of our common stock, which are issuable upon the conversion or exercise of outstanding shares of our Series B Preferred Stock, Series C Preferred Stock, warrants and Placement Agent Unit Options. It is possible that the selling stockholders will offer all of the shares for sale. Further, because it is possible that a significant number of shares could be sold at the same time, the sale, or the possibility thereof, may have a negative effect on the market price of our common stock.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING SHARES OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 15, 2004, we had a total of 22,295,646 shares of our common stock underlying options, warrants and other convertible securities and 22,596,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK.

There is a limited trading market for our common stock. We cannot predict the extent to which investor interest in us will lead to the development of an active trading market or how liquid that trading market might become. If a liquid trading market does not develop or is not sustained, investors may find it difficult to dispose of shares of our common stock and may suffer a loss of all or a substantial portion of their investment in our common stock.

FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE.

Historically, there has been volatility in the market price for our common stock. Our quarterly operating results, changes in general conditions in the economy, the financial markets or our industry segment, or other developments affecting us or our competitors, could cause the market price of our common stock to fluctuate substantially. We expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors. Factors that may adversely affect our quarterly operating results include:

         o the announcement or introduction of new products by us and our competitors;

         o our ability to retain existing clients and attract new clients at a steady rate, and maintain client satisfaction;

         o the amount and timing of operating costs and capital expenditures relating to expansion of our business and operations;

         o  government regulation; and

         o general economic conditions and economic conditions specific to the clinical trials industry.

As a result of these factors, in one or more future quarters, our operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of our common stock.

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

The Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BY-LAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR COMMON STOCKHOLDERS.

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 4,709,874 shares are currently issued and outstanding. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 4,400 square feet at 2555 Davie Road, Suite 110B, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a sublease expiring in September 2005. Our annual rental payment under this sublease is $66,900 plus sales tax.

Our secondary data site, which serves as our disaster recovery location, is located in Atlanta, Georgia and is leased from IBM. We lease this space under the terms of a lease expiring in October 2004. Our annual lease payment is approximately $53,460.

ITEM 3. LEGAL PROCEEDINGS

On or about September 6, 2000, the Company's wholly owned subsidiary, OmniTrial B.V. ("OmniTrial") submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court appointed a liquidating trustee. The Company claimed that certain assets in the possession of OmniTrial were paid for by the Company and therefore should not be part of the liquidating assets of OmniTrial. The bankruptcy trustee rejected that claim and told the Company that as part of the OmniTrial bankruptcy estate the assets would be sold to diminish any deficiency of the estate. On July 5, 2001 the Company signed a settlement agreement providing for the return of the assets to the Company in exchange for a payment of $10,000 that was made on or about July 5, 2001. The bankruptcy proceeding is ongoing. The Company does not expect to incur any additional liability in this bankruptcy proceeding.

Other than the foregoing, we are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on a limited basis on the OTC Bulletin Board under the symbol OMCM. The following table sets forth the high and low closing prices for our common stock as reported by the OTC Bulletin Board for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid market for such securities currently exists.

                                           HIGH    LOW
                                           ----    ---
               FISCAL 2002
               1st Quarter                $0.25   $0.20
               2nd Quarter                $0.30   $0.20
               3rd Quarter                $0.31   $0.23
               4th Quarter                $0.29   $0.23

               FISCAL 2003
               1st Quarter                $1.56   $0.38
               2nd Quarter                $0.56   $0.25
               3rd Quarter                $0.95   $0.38
               4th Quarter                $0.55   $0.21

On March 18, 2004, the closing price of our common stock as reported on the OTC Bulletin Board was $0.25. At March 18, 2004, we had approximately 402 record shareholders; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

DIVIDEND POLICY

Holders of our common stock are entitled to cash dividends when, and as may be declared by the board of directors. We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will be subject to the discretion of our board of directors and will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. There can be no assurance that cash dividends of any kind will ever be paid.

A SPECIAL NOTE ABOUT PENNY STOCK RULES

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock should be considered to be a penny stock. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to sell them.

RECENT SALES OF UNREGISTERED SECURITIES

From April 2003 through May, 2003, we sold an aggregate of 1,400,000 shares of our common stock and warrants to purchase 700,000 shares of our common stock to accredited investors resulting in gross proceeds of $350,000. The warrants are exercisable at an exercise price of $0.25 per share expiring May 2008. This private placement was exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation S. Each of these transactions was an "offshore" transaction to a non-U.S. person. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $28,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $7,000 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 140,000 shares of our common stock.

From July 2003 through December 2003, we sold an aggregate of 2,484,000 shares of our common stock resulting in gross proceeds of $621,000. This private placement was exempt from registration under the Securities Act in reliance on
Section 4(2) and Regulation S. Each of these transactions was an "offshore" transaction to a non-U. S. person. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $48,400, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $12,100 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 248,400 shares of our common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Incentive Stock Plan as of December 31, 2003.


                                                                                        Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                                    Number of securities to      Weighted average       equity compensation
                                    be issued upon exercise     exercise price of         plans (excluding
                                    of outstanding options,    outstanding options,   securities reflected in
                                      warrants and rights      warrants and rights          column (a))
Plan Category                                 (a)                      (b)                      (c)
-------------                       -----------------------    -------------------    ------------------------
1998 Stock Incentive Plan                  3,593.500                  $0.48                  1,406,500
                                           ---------                  -----                  ---------
Total                                      3,593,500                  $0.48                  1,406,500
                                           =========                  =====                  =========



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

We are a healthcare technology company that provides Web-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors via our Internet-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. Medical Error Reporting System ("MERS-TH") was co-developed with Columbia University during 2002. MERS-TH has been designed to provide U.S. and European hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. Medical errors lead to between 40,000 and 90,000 deaths annually and cost the U.S. health care system over $33 billion annually. We phased out the systems integration segment of our business during 2001. All of our personnel are involved in the development and marketing of TrialMaster and MERS-TH.

THE YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2002

RESULTS OF OPERATIONS

Revenues for the period ended December 31, 2003 were $884,929 compared to $437,698 for the same period in 2002, an increase of 102.2%. The revenue increase can be attributed to an increase in the number of projects initiated in 2003 (20) versus 2002 (11) and to the increase in pricing power we have developed. Overall market acceptance of EDC services increased during 2003. We have also found EDC users more receptive to our products. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors. This is consistent with the overall market adoption of EDC services.

We built upon the momentum from fiscal 2002 through the acquisition of new clients and via repeat engagements with existing clients. We placed additional emphasis on broadening the market segments that we market our products to. During the latter half of 2002 we secured engagements from our first Clinical Research Organization (CRO) and academic research organization, Columbia University. We believe the broadened marketing horizon provides us some insulation from downturns in any specific segment for clinical trial services and also affords us some ability to cross-market services between our different clients. Working with CRO's brings our services to their built-in client base and allows us to benefit from their sales efforts by bundling TrialMaster as part of their service offerings. Conversely, we can provide the CRO potential new clients for their non-data collection services. CRO's have become more receptive to the EDC process during 2003 and we expect their adoption rate to continue increasing. We believe that the adoption of EDC by CRO's is a significant factor to the overall success of EDC as a data collection tool. We expect the adoption rate to increase as clinical trial sponsors continue seeking methods to reduce their R & D costs and more importantly as they continue seeking a way to make the clinical trial process more efficient. Academic research organizations provide us an attractive opportunity due to their participation in cutting-edge projects, access to government sponsored projects and the credibility afforded companies partnering with institutions such as Columbia University.

The general weakness exhibited in the economy from 2001 to the present has not diminished the level of activity in new drug therapy research since the drug and medical device manufacturers are continuously forced to find replacements for therapies coming under the pressures exerted by the loss of patent protection. We do believe, however, that the broad perception that small, high-technology firms are operating under severe financial constraints has caused slower adoption of EDC. More specifically, we have found that potential clients are apprehensive of doing business with us because of our going-concern issues. We believe we have had some success in addressing this issue and that our recent success in securing new clients in conjunction with our improved financial results will lessen the effect this has on our sales efforts.

While industry growth estimates vary, most predictions indicate that EDC is anticipated to become widely accepted. For example, CenterWatch predicts annual double-digit growth in the use of EDC technologies between 2004 and 2006. Web-based EDC has been around for approximately four years and approximately 25% of all clinical trials are currently conducted using Web-based EDC. Incremental growth within the industry should continue as competitive pressures mount in the pharmaceutical industry to replace existing prescription drugs losing their patent protection.

TrialMaster is currently being sold as an application service provider ("ASP") that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from four months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

We expect to begin marketing our new EDC product, MERS-TH, during 2004 in concert with InCHOIR, Columbia University's academic research organization. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

Cost of goods sold decreased to $240,398 in 2003 compared to $288,790 in 2002. Cost of goods sold were approximately 27.2% of sales in 2003 compared to 66.0% in fiscal 2002. The decrease in expense can be attributed to the use of one less programmer in our production function. This was partially offset by the use of a third party vendor providing services to us on a European project. Cost of goods sold now relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to remain at approximately 25% of sales. TrialMaster V3.0, the latest release of our trial-building software will improve our ability to reduce our trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. In addition, MERS-TH will provide a sales platform with high gross margins since we expect few client specific alterations to the basic software platform.

Salaries and related expenses are our biggest expense at 68.8% of total Other Expenses for 2003. Salaries and related expenses totaled $1,709,614 in 2003 compared to $1,620,663 in 2002 an increase of 5.5%. Total salaries were relatively flat versus 2002. A portion of total payroll is now accounted for in cost of goods sold. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have two out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2004. We will look to selectively add experienced sales and marketing personnel in 2004 in an effort to increase our market penetration and to continue broadening our client base.

Rent expense increased by $7,741 in 2003. Our corporate office lease was extended through September 2005 with our total occupancy costs increasing by approximately 2%. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $178,214 in 2002 compared with $142,387 during fiscal 2003, a decrease of approximately $35,827. Legal and accounting fees associated with our capital raising activities decreased in 2003 versus 2002. We expect on-going legal and professional fees to approximate what was experienced during 2003.

Selling, general and administrative expenses ("SGA") were $137,181 during 2003 compared to $224,844 in 2002, a decrease of 41%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity marketing, selling, public relations and advertising activities.

Interest expense was $138,757 during 2003 versus $938,639 in fiscal 2002. In December 2002, we converted our 12% Convertible Notes into shares of our Series C Convertible Preferred Stock. This conversion lowered the conversion price of the investors from $0.50 per share to $0.25 per share resulting in a debt conversion expense due to the more favorable conversion terms afforded the investors. The debt conversion expense of $646,000 was recorded as additional interest expense, this expense is non-cash and we recorded a corresponding increase to our additional paid-in capital.

We sold additional Series C Convertible Preferred Stock during 2003 and we issued an additional 590,000 warrants to investors of our Series C Convertible Preferred Stock. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of December 31, 2003.

During 2003 we issued 700,000 warrants to investors in a private placement of our Common Stock. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Common Stock offering were allocated to Common Stock and we recognized a deemed dividend on common stock warrants of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of December 31, 2003.

During 2002 we issued 6,153,000 warrants to investors in a private placement of our Series C Convertible Preferred Stock, including 3,230,000 warrants issued in the conversion of our 12% Convertible Notes into shares of the Series C Convertible Preferred Note. The warrants were valued at $1,411,475 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $1,411,475 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders' equity as of December 31, 2002.

There were arrearages of $205,364 in 5% Series A Preferred Stock dividends, $154,674 in Series B Preferred Stock dividends and $265,925 in Series C Preferred Stock dividends at December 31, 2003, compared with arrearages of $86,010 in 5% Series A Preferred Stock dividends, $211,256 in Series B Preferred Stock dividends and $56,805 in Series C Preferred Stock dividends at December 31, 2002. We deducted $625,963 and 472,991 from Net Income (Loss) Attributable to Common Stockholders' for the years ended December 31, 2003 and December 31 2002, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents decreased by $192,700 from $194,677 to $1,977 at December 31, 2003. This was the result of cash provided by financing activities of $1,414,765 offset by cash used in operating activities of approximately $1,584,404. The significant components of the activity include a loss from operations of approximately $1,839,530 offset by non-cash expenses of $201,589, increases in cash of $53,537 from changes in working capital accounts and approximately $1,414,765 we raised through the sale of debt and equity securities.

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

We are currently in arrears on interest payments owed totaling $89,004 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

The Company had a recorded liability of $111,159 at December 31, 2003 for federal employment taxes. The Company had fully satisfied the liability as of January 31, 2003.

We have been operating with a cash burn rate. In order to manage cash flows, we have issued preferred stock and common stock to satisfy operating expenses and obligations. Between March 28, 2002 and March 2003 we sold 165,650 shares of our Series C Preferred Stock and warrants to purchase 3,513,000 shares of our common stock. Gross cash proceeds from this offering totaled $1,656,500. We accrued $333,092 in transaction related fees leaving net proceeds of approximately $1,423,409 of which $100,000 originally had been received as a bridge loan which was later converted at the shareholders request into shares of our Series C Preferred Stock.

From April 2003 through May 31, 2003 we sold an aggregate of 1,400,000 shares of our Common Stock and warrants to purchase 700,000 shares of our common stock for gross proceeds of $350,000. We accrued $35,000 in transaction fees leaving net proceeds to us of $315,000.

From July 2003 through December 31, 2003 we sold an aggregate of 2,484,000 shares of our common stock for gross proceeds of $621,000. We accrued $60,500 in transaction fees leaving net proceeds to us of $560,500.

During the last twelve months we entered into contracts for EDC services worth approximately $1.6 million in value. During this period we added nine new clients, including two clinical research organizations (CRO) and an academic research institution. These clients in particular are deemed vital to our long-term growth since these two areas have become a point of emphasis for our sales and marketing activities.

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

We feel that the momentum established from new client acquisitions; the development of a new EDC product - MERS-TH; and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2004. We improved our sales staff during the latter half of fiscal 2002 and expect to increase the level of resources utilized in the sales and marketing areas. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization's identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

To satisfy our capital requirements, including ongoing future operations, we will seek to raise additional financing through debt financings. We are not currently planning to raise capital via equity transactions, but cannot preclude the use of equity should the need arise or if the conditions of such a transaction were favorable to us and our shareholders. There can be no assurance that any such fundings will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2003, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their report regarding our ability to continue as a going concern.

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

STOCK BASED COMPENSATION.

Options granted to employees under our Stock Option Plan are accounted for by using the intrinsic value method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No.123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for stock options. All stock based compensation issued to individuals, other than employees and directors such compensation which is accounted for in accordance with APB 25, are accounted for in accordance with SFAS 123, as amended by SFAS 148.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142"). They also issued Statement of Financial Accounting Standards No. 143, "ACCOUNTING FOR OBLIGATIONS ASSOCIATED WITH THE RETIREMENT OF LONG LIVED ASSETS" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS 144"), in August and October 2001, respectively. Statement of Financial Accounting Standards No. 145-"RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS", was issued in April 2002. Also during 2002, Statement of Financial Accounting Standards No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" and Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FAS 123" were issued in June and December 2002, respectively.

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

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, "INTANGIBLE ASSETS". We expect that SFAS 142 will not have a material impact on our consolidated results of operations and financial position upon adoption. We adopted SFAS 142 on January 1, 2002.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after September 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We adopted SFAS 143 effective January 1, 2002.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144, supersedes Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121"), and APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002 and do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS." SFAS No. 145 eliminates SFAS No. 4, "REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "ACCOUNTING FOR LEASES," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption of SFAS No. 145, which will become effective after May 2002 to have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING)". SFAS No. 146 replaces Issue 94-3. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this pronouncement to have a material effect on our earnings or financial position.

On December 31, 2002, the FASB issued SFAS No.148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE--AN AMENDMENT OF FAS 123". This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FAS 148 were adopted for fiscal 2003.

In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company's third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement is not expected to have a material impact on the consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS has not had nor do we expect it to have a material effect on the Company's results of operations, liquidity, or financial condition.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had nor do we expect it to have a material effect on the Company's results of operations, liquidity, or financial condition.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth on Pages F-1 through F-XX attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2003, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.

   PERSON               AGE                       POSITION
   ------               ---                       --------
Cornelis F. Wit          57    Chief Executive Officer, President and Director
Randall G. Smith         46    Chairman and Chief Technology Officer
Ronald T. Linares        41    Chief Financial Officer
Charles Beardsley        58    Senior Vice President Marketing and Sales
Guus van Kesteren        63    Director
Matthew D. Veatch        34    Director

CORNELIS F. WIT. Mr. Wit has been a member of our board of directors since November 1999, and CEO and President since June of 2002. Mr. Wit was interim CEO from June to July 2000. Mr. Wit was the President of Corporate Finance at Noesis Capital Corp, Boca Raton, Florida, an NASD member firm, from March 1995 until September 2000. Prior to 1994, Mr. Wit was the CEO for DMV, USA, the American subsidiary for Campina Melkunie, a Dutch multi-billion dollar food and pharmaceutical ingredient company, and he also served as Vice President International Operations for Duphar, a pharmaceutical company in Holland. Mr. Wit graduated from Nijenrode, a business university in Holland.

RANDALL G. SMITH. Mr. Smith has been an executive officer and member of our board of directors since 1997, serving as President and Chief Technology Officer from May 1997 until August 2000 and thereafter as our Chief Technology Officer. From December 1995 to May 1997, Mr. Smith was Director of Operations for Global Communications Group. Mr. Smith received a B.S. from Purdue University.

RONALD T. LINARES. Mr. Linares has served as our Chief Financial Officer since April 2000. Prior to joining us, from 1996 until 1999, Mr. Linares was Chief Financial Officer of First Performance Corp., a financial consulting firm, and from 1992 to 1996, Mr. Linares served in various senior financial positions within the Kenny Rogers Roasters Company including Chief Financial Officer of Foodquest, Inc. from 1994 to 1996. Mr. Linares received a B.S. from the University of Florida and a Masters in Public Accountancy from Barry University.

CHARLES BEARDSLEY. Mr. Beardsley has served as Senior Vice President, Marketing and Sales since January 2003. Prior to joining us, from 1974 to 1995, Mr. Beardsley spent most of his career at Rhone-Poulenc Rorer (RPR, now Aventis Pharmaceuticals), where he served as Vice President of U.S. Marketing and Sales and later as President and General Manager of RPR Canada. More recently, he has served in senior level leadership roles with ASI Business Solutions, from 1997 to 1999, CB Technologies, from 2001 to 2002, and Quintiles Transnational, from 2000 to 2001, companies involved in information technology to include electronic data capture, business intelligence, decision-support and sales force automation and optimization. Mr. Beardsley received his B.S from San Jose State University and his M.B.A. from Golden Gate University.

GUUS VAN KESTEREN. Mr. van Kesteren has been a member of our board of directors since November 1999. Since 1996, Mr. van Kesteren has been a consultant to Noesis Capital Corp., a NASD member firm. Prior thereto, he was employed from 1972 until 1996 by Johnson & Johnson in various capacities, holding the position of Vice President International from 1985 until 1996 with responsibility for the Australasian subsidiaries. Mr. van Kesteren graduated from Nijenrode, a business university in Holland.

MATTHEW D. VEATCH. Mr. Veatch has been a member of our Board of Directors since February 2004. Since 1999 Mr. Veatch has been employed as a Director for Quintiles Transnational, a global leader in contract product development and commercialization services. From 1997 to 1999 Mr. Veatch was employed as a Director for Affiliated Research Centers. During 1999 Mr. Veatch was employed as a Director for CB Technologies, an EDC provider to pharmaceutical, medical device and bio-technology companies. Mr. Veatch graduated from the University of Colorado at Boulder and expects to receive his MBA from California State University, Dominguez Hills.

MEDICAL ADVISORY BOARD

We have formed a Medical Advisory Board whose purpose is to advise and consult with us on the development, implementation and marketing of the TrialMaster and MERS-TH applications. Currently there are no members on our Medical Advisory Board; we are seeking to add members as we identify individuals who can advise us in adding value to TrialMaster and MERS-TH.

COMMITTEES OF OUR BOARD OF DIRECTORS

Our board of directors established a Governance Committee, Compensation Committee and an Audit Committee. The Governance Committee, established during 2002, assists the board of directors in fulfilling its responsibility relating to compliance with all Securities and Exchange Commission rules and regulations. Its primary tasks during 2003 were the implementation of the various requirements of the Sarbanes-Oxley Act of 2002. Mr. van Kesteren chairs this committee, but all of the directors in concert with our Chief Financial Officer are involved in integrating the requirements of the various regulatory agencies dictating public company rules and regulations into our operating structure. The Compensation Committee administers our stock option plan and makes recommendations to the board of directors concerning compensation, including incentive arrangements, for our officers and key employees. The members of the Compensation Committee are Mr. van Kesteren, who serves as Chairman of the committee and Mr. Wit. The Audit Committee assists the board of directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence, engagement and performance of our independent auditors, and the performance of our internal control functions. The audit committee also reviews all non-audit fees and services to be rendered to us by the independent auditors. Mr. van Kesteren, as our sole independent director is the only current member of the Audit Committee. We have not yet retained a financial expert as a director.

RIGHT TO DESIGNATE MEMBERS TO OUR BOARD OF DIRECTORS

In connection with our private placement of Series A Preferred Stock in July 1999, in which Noesis Capital Corp. acted as placement agent, we granted Noesis Capital Corp. the right to designate through July 2004 two directors to our board of directors pursuant to which Mr. Wit and Mr. Van Kesteren were appointed to our board of directors.

In connection with our private placement of Series B Preferred Stock in August and September 2001, in which Commonwealth Associates, L.P. acted as placement agent, we granted Commonwealth Associates and the Series B investors the right to designate one director. Our officers, directors and certain of our principal stockholders have delivered an irrevocable proxy to Commonwealth Associates agreeing that until the later of August 31, 2006 or such time as less than 25% of certain currently issued and outstanding securities are then issued and outstanding such individuals will continue to vote for Commonwealth Associates' designee as a member of our board of directors.

We also agreed that all committees of our board of directors would include a proportionate number of directors designated by Commonwealth Associates. Finally, Commonwealth Associates is also entitled to appoint an observer to attend all meetings of our board of directors.

In connection with our private placement of our Series C Preferred Stock in 2002, in which Noesis Capital Corp. acted as placement agent, we granted Noesis Capital Corp. the right to designate two directors to our board of directors. As of the date of this prospectus, Noesis Capital Corp. had not yet exercised the right to name either director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2003, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2003.

CODE OF ETHICS

Effective March 1, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, all of our employees and member of our board of directors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

         o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         o full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

         o  compliance with applicable governmental laws, rules and regulations;

         o the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

         o accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit D to our Proxy Statement dated June 4, 2003 with the Securities and Exchange Commission. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: OmniComm Systems, Inc., 2555 Davie Road, Suite 110-B, Davie, Florida 33317.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation of (i) our Chief Executive Officer; and (ii) each of our executive officers who earned more than $100,000 during the three most recent fiscal years (collectively, the "Named Executive Officers").


                                                                              LONG TERM COMPENSATION
                                                                        ------------------------------------
                                          ANNUAL COMPENSATION                    AWARDS           PAYOUTS
---------------------- --------- -------------------------------------- ------------------------- ----------
         (a)             (b)           (c)           (d)        (e)         (f)          (g)         (h)          (i)
---------------------- --------- ---------------- ---------- ---------- ------------ ------------ ---------- --------------
                                                               OTHER                 SECURITIES
NAME                                                          ANNUAL    RESTRICTED     UNDER-                  ALL OTHER
AND                                                           COMPEN-      STOCK        LYING       LTIP        COMPEN-
PRINCIPAL                                                     SATION      AWARDS       OPTIONS     PAYOUT       SATION
POSITION                 YEAR      SALARY ($)     BONUS ($)     ($)         ($)       SARs (#)       ($)          ($)
---------------------- --------- ---------------- ---------- ---------- ------------ ------------ ---------- --------------
Cornelis F. Wit,           2003         $176,538       $-0-       $-0-         $-0-      180,000       $-0-           $-0-
CEO/Director               2002       $67,385(1)       $-0-       $-0-         $-0-      190,000       $-0-           $-0-

David Ginsberg,            2002      $88,904 (2)    $20,833       $-0-         $-0-          -0-       $-0-           $-0-
CEO/Director               2001         $312,813    $12,500       $-0-         $-0-      750,000       $-0-           $-0-
                           2000     $134,255 (3)       $-0-       $-0-         $-0-      240,000       $-0-    $16,759 (4)

Peter Knezevich
CEO/Director               2000         $131,231       $-0-       $-0-         $-0-          -0-       $-0-     $5,300 (5)

Randall Smith              2003         $171,346       $-0-       $-0-         $-0-      155,000       $-0-           $-0-
President/Director         2002         $156,000       $-0-       $-0-         $-0-       65,000       $-0-           $-0-
                           2001         $138,506       $-0-       $-0-         $-0-      270,000       $-0-       $300 (5)

Ronald T. Linares          2003         $155,769       $-0-       $-0-         $-0-       45,000       $-0-           $-0-
CFO                        2002         $138,880       $-0-       $-0-         $-0-       45,000       $-0-           $-0-
                           2001         $119,044       $-0-       $-0-         $-0-      300,000       $-0-       $150 (5)

Charles Beardsley          2003      $150,000(7)       $-0-       $-0-      $25,000      155,000       $-0-            $-0
Vice President

Christiopher Droz          2003         $115,854       $-0-       $-0-         $-0-      101,000       $-0-            $-0
Vice President

---------
(1)  Mr. Wit joined our company as CEO on June 1, 2002.

(2)  Dr. Ginsberg left our employ on June 1, 2002.

(3)  Dr. Ginsberg joined our company on August 1, 2000.

(4) Consisted of reimbursements for moving expenses and temporary housing during calendar 2000.

(5)  Consisted of car allowance payments.

(6)  Mr. Linares joined our company on April 17, 2000.

(7)  Mr. Beardsley joined our company on January 7, 2003.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                             INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------
         (a)                    (b)                   (c)                   (d)                  (e)
----------------------- -------------------- ---------------------- -------------------- --------------------
                             NUMBER OF
                            SECURITIES            % OF TOTAL
                            UNDERLYING           OPTIONS/SARs
                             OPTIONS/             GRANTED TO
                               SARs              EMPLOYEES IN        EXERCISE OR BASE        EXPIRATION
         NAME               GRANTED (#)           FISCAL YEAR         PRICE ($/SHARE)           DATE
----------------------- -------------------- ---------------------- -------------------- --------------------
Cornelis F. Wit                     175,000                  12.0%                $0.25             12/31/10

Cornelis F. Wit                       5,000                   0.3%                $0.25               8/1/08

Randall Smith                       150,000                  10.3%                $0.25             12/31/10

Randall Smith                         5,000                   0.3%                $0.25               8/1/08

Ronald Linares                       75,000                   5.2%                $0.25             12/31/10

Ronald Linares                        5,000                   0.3%                $0.25               8/1/08

Charles Beardsley                   150,000                  10.3%                $0.25               1/6/08

Charles Beardsley                   150,000                  10.3%                $0.25             12/31/10

Charles Beardsley                     5,000                   0.3%                $0.25               8/1/08

Christopher Droz                     96,000                   6.6%                $0.25             12/31/10

Christopher Droz                      5,000                   0.3%                $0.25               8/1/08



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


         (a)                 (b)            (c)                       (d)                                       (e)
----------------------- -------------- --------------- ------------------------------------ ----------------------------------------
                                                                    NUMBER OF
                                                                   SECURITIES                              VALUE OF
                                                                   UNDERLYING                             UNEXERCISED
                                                                   UNEXERCISED                           IN-THE-MONEY
                                                                 OPTIONS/SARs AT                        OPTIONS/SARs AT
                           SHARES                                  FY END (#)                             FY END ($)
                          ACQUIRED                     ------------------------------------ ----------------------------------------
                        ON EXERCISE        VALUE
         NAME                (#)        REALIZED ($)     EXERCISABLE       UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
----------------------- -------------- --------------- ----------------- ------------------ ------------------ ---------------------
Cornelis Wit                 -0-            $-0-           580,000              -0-               $-0-                 $-0-

Randall Smith                -0-            $-0-           492,000              -0-               $-0-                 $-0-

Ronald Linares               -0-            $-0-           537,000              -0-               $-0-                 $-0-

Charles Beardsley            -0-            $-0-           205,000              -0-               $-0-                 $-0-

Christopher Droz             -0-            $-0-           197,000              -0-               $-0-                 $-0-



COMPENSATION OF DIRECTORS

Non-management directors receive options under the 1998 Stock Option Plan. Under the 1998 Plan, a grant of options to purchase 150,000 shares of common stock was granted in December 2003 at an exercise price equal to the market value of one share on the date of grant, or $.25 per share. Such options were immediately exercisable upon grant and will expire five years after the date of grant. In addition, non-management directors are reimbursed for ordinary expenses incurred in connection with attendance at meetings.

EMPLOYMENT AGREEMENTS

In August 2003, we entered into an employment agreement with Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2004. Mr. Wit receives an annual salary of $186,987 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit's employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2001, we entered into a three-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $181,500 as of January 1, 2003 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. Mr. Smith was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share, or $0.43 per share for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2001, we entered into a three-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $161,000 as of January 1, 2003 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share or $0.43 per share, for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $165,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company's Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

STOCK OPTION PLAN

Our 1998 Stock Incentive Plan (the "1998 Plan") was adopted in January 1998, and was amended in July 2001 by our board of directors to increase the number of shares available under the 1998 Plan. This increase was approved by our shareholders at the shareholder meeting held on November 16, 2001. As of December 31, 2003 we have outstanding options under the 1998 Plan to purchase an aggregate of 3,593,500 shares of our common stock at exercise prices ranging from $0.15 to $2.75 per share.

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

GENERAL

We have reserved 5,000,000 shares of our common stock for issuance upon the exercise of options granted under the 1998 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 1998 Plan expire or are terminated for any reason without being exercised or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 1998 Plan.

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

AMENDMENT AND TERMINATION OF THE 1998 PLAN

Our board of directors can at any time terminate the 1998 Plan. With the express written consent of an individual participant, the board may cancel or reduce or otherwise alter the outstanding awards thereunder if, in its judgment, the tax, accounting, or other effects of the 1998 Plan or potential payouts thereunder would not be in our best interest. The board may, at any time, or from time to time, amend or suspend and, if suspended, reinstate, the 1998 Plan in whole or in part, provided, however, that without further stockholder approval the board shall not:

         o Increase the maximum number of shares of our common stock which may be issued on exercise of awards under the 1998 Plan;

         o  Change the maximum option price;

         o  Extend the maximum option term;

         o  Extend the termination date of the 1998 Plan; or

         o Change the class of persons eligible to receive awards under the Plan.

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

CHANGE OF CONTROL AND REORGANIZATION

Upon a change of control, as defined in the 1998 Plan, the Compensation Committee may:

         o determine that the outstanding grants, whether in the form of options and stock appreciation rights, shall immediately vest and become exercisable;

         o determine that the restrictions and conditions on all outstanding restricted stock or performance share awards shall immediately lapse;

         o require that grantees surrender their outstanding options and stock appreciation rights in exchange for payment by us, in cash or common stock, in an amount equal to the amount by which the then fair market value of the shares of our common stock subject to the grantee's unexercised options or stock appreciation rights exceeds the exercise price of those options; and/or

         o after giving grantees an opportunity to exercise their outstanding options and stock appreciation rights, terminate any or all unexercised options and stock appreciation rights.

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

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

Our Articles of Incorporation, as amended and restated, provide to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended and restated, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Our By Laws also provide that the board of directors may also authorize us to indemnify our employees or agents, and to advance the reasonable expenses of such persons, to the same extent, following the same determinations and upon the same conditions as are required for the indemnification of and advancement of expenses to our directors and officers. As of the date of this prospectus, the board of directors has not extended indemnification rights to persons other than directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended ("Securities Act") may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 15, 2004 there were an aggregate of:

         o  17,929,277 shares of common stock,

         o  4,215,224 shares of 5% Series A Preferred Stock,

         o  157,500 shares of Series B Preferred Stock, and

         o 337,150 shares of Series C Preferred Stock issued and outstanding. These securities comprise our "Voting Securities". The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for each of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock on March 15, 2004, these holders would be entitled to 22,596,149 votes at a meeting of our stockholders, and the common stockholders would be entitled to 17,929,277 votes, for an aggregate of 40,525,426 votes for all currently outstanding Voting Securities.

The following table sets forth, as of March 15, 2004 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

         o each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

         o  each director;

         o  each executive officer; and

         o  all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 15, 2004 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 15, 2004 have been exercised or converted.

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

                                                       NO OF SHARES
NAME OF BENEFICIAL OWNER                             BENEFICIALLY OWNED     PERCENTAGE OF VOTING SECURITIES
------------------------                             ------------------     -------------------------------

Cornelis Wit (1) (12)                                     1,113,603                      2.68%
Randall G. Smith (2) (12)                                 1,468,716                      3.55%
Ronald T. Linares (3) (13)                                 576,529                       1.39%
Charles R. Beardsley (4) (12)                              305,000                       0.74%
Guus van Kesteren (5) (12)                                1,693,901                      4.07%
Matthew D. Veatch (6) (12)                                 50,000                        0.12%
ComVest Venture Partners LP (7)                           5,704,000                     12.74%
Magnolia Private Foundation (8)                           2,268,000                      5.45%
Noesis Capital Corp. (9)                                  3,632,683                      8.34%
Noesis N.V. (10)                                          5,265,030                     12.28%
Wisa Options BV (11)                                      2,218,751                      5.34%
                                                          ---------                      -----
All Directors and Officers as a group (six
persons) (12)                                             5,207,749                     11.95%
                                                          =========                     ======

----------

(1) Includes vested options to purchase an aggregate of 580,000 shares of our common stock at prices ranging from $0.25 to $2.20 per share with expiration dates ranging from November 2005 to December 2010, 304,000 shares of our common stock issuable upon conversion of our Series C Stock, and 152,000 shares of our common stock issuable upon conversion of warrants.

(2) Includes vested options to purchase an aggregate of 492,000 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from November 2005 to December 2010.

(3) Includes vested options to purchase an aggregate of 537,000 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from March 2006 to December 2010.

(4) Includes vested options to purchase an aggregate of 205,000 shares of our common stock at $0.25 per share with expiration dates ranging from March 2006 to December 2010.

(5) Includes vested options to purchase an aggregate of 380,000 shares of our common stock at prices ranging from $0.25 to $2.20 per shares with expiration dates ranging from May 2005 to December 2010, 352,000 shares of our common stock issuable upon conversion of warrants, 100,000 shares of our common stock issuable upon conversion of our Series B Preferred Stock and 504,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock.

(6) Includes vested options to purchase an aggregate of 50,000 shares of our common stock at $0.25 per share expiring in December 2010.

(7) Includes 1,800,000 shares of our common stock issuable upon the conversion of our Series B Preferred Stock and 3,000,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share. Also includes 452,000 shares of our common stock issuable upon the conversion of our Series B Preferred Stock and 452,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option that ComVest Venture Partners LP received from Commonwealth Associates. ComVest Venture Partners, LP is an affiliate of the Commonwealth Associates, L.P., the placement agent for our private offering of our Series B Preferred Stock. The information presented for ComVest Venture Partners, LP, however, does not include any holdings of Commonwealth Associates, L.P., or its affiliates. ComVest Venture Partner's address is 830 Third Avenue, Fourth Floor, New York, NY 10022.

(8) Includes 760,000 shares of our common stock issuable upon conversion of warrants and 1,220,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock. Magnolia Private Foundation's address is Landhuis Joonchi, Kaya Richard J. Beaujon z/n, Curacao, Netherlands Antilles.

(9) Includes 800,000 shares of our common stock issuable upon the conversion of our Series C Preferred Stock and 1,178,233 shares of our common stock issuable upon the conversion of warrants at an exercise price ranging from $.25 to $1.10 per share, including 389,833 warrants held by Noesis International Holding, the parent company of Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option. Noesis Capital Corp.'s address is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487.

(10) Includes 1,500,000 shares of our common stock issuable upon the conversion of shares of our Series B Preferred Stock, 1,972,532 shares of our common stock issuable upon the conversion of warrants and 560,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock. Noesis, N.V.'s address is Landhuis Joonchi, Kaya Richard J. Beaujon z/n, Curacao, Netherlands Antilles.

(11) Includes 700,000 shares of our common stock issuable upon conversion of warrants and 1,400,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock. Wisa Options BV's address is Singel 83, 1012 VE Amsterdam, Holland.

(12)  Includes footnotes (1) through (6) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp., a NASD member firm, has served as placement agent for us in six private placements of securities which occurred between September 1999 and December 2003 Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp.

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

On January 30 2002, Noesis N.V., one of our principal stockholders, invested $90,000 in a private placement of our Series C Preferred Stock and warrants. Noesis NV purchased 9,000 shares of our Series C Preferred Stock, which is convertible into shares of our common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum, and warrants to purchase 180,000 shares of common stock at an exercise price of $0.25 per share expiring March 29, 2009.

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

         o between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. These notes were amended and restated on December 31, 2002 extending the maturity date of the notes to October 31, 2004. On December 31, 2003, this note was amended and restated to extend the maturity date of the note to April 1, 2006. This note remained outstanding as of the date of this prospectus.

         o in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted in August 2001 into 2,500 shares of our Series B Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share expiring August 31, 2006.

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

On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our principal stockholders. The promissory note bore interest at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into a 12% convertible note issued as part of a private placement of our 12% Convertible Notes in January 2001. The note accrues interest at 12% per annum, is convertible into shares of our common stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002. This note was converted on December 31, 2002 into 10,000 shares of our Series C Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share expiring March 29, 2009.

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

In April 2002, we borrowed $1,500 from Ronald Linares, our Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

In September and July of 2002, we borrowed an aggregate of $20,000 without interest from Nico Letschert, an officer, director and principal shareholder of Noesis Capital Corp., one of our principal stockholders. This amount is due and payable January 31, 2005.

In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

In March 2003, we borrowed $2,600 from Cornelis Wit, our Chief Executive Officer and President and a member of our board of directors. This amount was repaid without interest on April 3, 2003.

In June 2003, we borrowed $100,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005.

In July and August 2003, we borrowed $116,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2005.

During October 2003, the Company borrowed $16,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. The Company repaid $13,000 of this amount during November and December 2003 and issued a promissory note in the amount of $3,000 bearing interest at a rate of 9% per annum, payable on October 31, 2005.

During October and November 2003, the Company borrowed $30,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on October 31, 2005.

During October 2003, the Company borrowed $16,000 from Guus van Kesteren, a Company Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005. On December 31, 2003, Mr. van Kesteren elected to convert this note payable into common stock of the Company at a conversion price of $0.25 per share. The Company issued 64,000 shares of restricted common stock in connection with this conversion.

On December 31, 2003, Guus van Kesteren, a Company Director, elected to convert $41,000 in accrued but unpaid interest into 164,000 shares of restricted common stock at a conversion price of $0.25 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      EXHIBITS

EXHIBIT NO.        DESCRIPTION
-----------        -----------

2.1                Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2                Amendment to Agreement and Plan of Reorganization (2)

2.3                Plan of Merger (3)

2.4                Agreement and Plan of Acquisition of WebIPA dated January 26,
                   2000 (4)

3.1                Certificate of Incorporation (5)

3.2                Certificate of Designation - Series A Preferred Stock (6)

3.3                Certificate of Increase - Series A Preferred Stock (7)

3.4                Certificate of Designation -Series B Preferred Stock (8)

3.5                Amendment to Certificate of Incorporation (9)

3.6                By-laws (10)

3.7 Certificate of Amendment - Certificate of Designation - Series A Preferred Stock (11)

3.8                Certificate of Amendment - Certificate of Incorporation (12)

3.9                Certificate of Designation - Series C Preferred Stock (13)

4.1 Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2 Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3                Form of 10% Convertible Note (26)

4.4 Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5 Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1 Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2 Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3               1998 Stock Incentive Plan (16)

EXHIBIT NO.        DESCRIPTION
-----------        -----------
10.4               Medical Advisory Board Agreement (17)

10.5               Standard Agreement - Proprietary Protection (18)

10.6 Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7 Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8 Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

14                 OmniComm Systems, Inc. Code of Ethics (22)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 .

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1               OmniComm Systems, Inc. Audit Committee Charter (23)

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

(8) Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(9) Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

(10) Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11) Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(12) Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(13) Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(14) Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(15) Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(16) Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(17) Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(18) Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(19) Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.

(20) Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(21) Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(22)  Incorporated by reference to our Proxy Statement filed on June 9 2003.

(23)  Incorporated by reference to our Proxy Statement filed on June 9 2003.

(24) Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(25) Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(26) Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(27) Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(28) Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003


(a)      REPORTS ON FORM 8-K.

              NONE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate audit fees billed by Greenberg and Company, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2003 were $35,000 .The aggregate audit fees billed to us by Greenberg and Company, LLC during the fiscal year ended December 31, 2002 were approximately $30,000. The aggregate audit fees billed to us by Greenberg and Company, LLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2003 were approximately $15,000.

AUDIT RELATED FEES

For the fiscal year ended December 31, 2003 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $5,000. For the fiscal year ended December 31, 2002 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0.

TAX FEES

For the fiscal year ended December 31, 2003 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2002 the aggregate fees billed for tax related services was $2,925.

ALL OTHER FEES

Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2003 or 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OMNICOMM SYSTEMS, INC.


                                By:  /s/ CORNELIS F. WIT
                                     ------------------------------------------
                                     Cornelis F Wit, Chief Executive Officer


                                By:  /s/ RONALD T. LINARES
                                     ------------------------------------------
                                     Ronald T. Linares, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                               DATE
---------                          -----                               ----

/s/ CORNELIS F. WIT                Chief (Principal) Executive         March 31, 2004
-------------------                Officer, President and Director
Cornelis F. Wit


/s/ RANDALL G. SMITH               Chairman, Chief                     March 31, 2004
--------------------               Technology Officer
Randall G. Smith


/s/ RONALD T. LINARES              Chief (Principal Accounting         March 31, 2004
---------------------              and) Financial Officer
Ronald T. Linares


/s/ GUUS VAN KESTEREN              Director                            March 31, 2004
---------------------
Guus van Kesteren


/s/ MATTHEW D. VEATCH              Director                            March 31, 2004
---------------------
Matthew D. Veatch


                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                F-2

Consolidated Income Statements                                             F-3

Consolidated Statements of Cash Flows                                      F-4

Notes to Consolidated Financial Statements                                 F-6

                             OMNICOMM SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 31,        DECEMBER 31,
                                                                                          2003               2002
                                                                                      ------------       ------------

                                ASSETS

CURRENT ASSETS
     Cash                                                                             $      1,977       $    194,677
     Accounts receivable                                                                   112,026            274,540
     Prepaid expenses                                                                       20,799              8,959
                                                                                      ------------       ------------
     Total current assets                                                                  134,822            478,176
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT, net                                                                139,830            261,736

OTHER ASSETS
     Intangible assets, net                                                                    -0-                -0-
     Other assets                                                                           12,997             12,997
                                                                                      ------------       ------------

TOTAL ASSETS                                                                          $    287,629       $    752,909
                                                                                      ============       ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                            $    854,150       $  1,007,325
     Accrued payroll taxes                                                                 111,159            439,125
     Notes payable - current                                                                   -0-            120,000
     Notes payable related party- current                                                      -0-            106,000
     10% Convertible notes                                                                 375,000                -0-
     Deferred revenue                                                                      416,592            322,520
                                                                                      ------------       ------------
     Total current liabilities                                                           1,756,901          1,994,970

10% Convertible Notes                                                                          -0-            450,000
Notes payable, net of current portion                                                      880,926            485,926
Notes payable, related party, net of current portion                                       551,644            196,644
                                                                                      ------------       ------------
TOTAL LIABILITIES                                                                        3,189,471          3,127,540
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

     Undesignated preferred stock - $.001 par value. 4,022,500 shares
     authorized, no shares issued and outstanding                                              -0-                -0-

     Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 157,500 and 200,000 issued and outstanding, respectively;
     liquidation preference $1,575,000 and $2,000,000, respectively                            158                200

     Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 307,650 issued and outstanding, respectively;
     liquidation preference $3,371,500 and $3,076,500, respectively                            337                308

     5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224,
     respectively                                                                            4,215              4,215

     Common stock - 150,000,000 shares authorized, 17,929,277 and 12,018,719 issued and outstanding, after deducting 673,878 and 669,777 shares of
     treasury stock, at $.001 par value, respectively                                       18,554             12,640
     Additional paid in capital - preferred                                              8,778,394          8,938,117
     Additional paid in capital - common                                                12,671,495         10,939,462
     Less: Treasury stock, cost method, 673,878 and 669,777 shares, respectively          (299,861)          (298,794)
     Accumulated deficit                                                               (24,032,562)       (21,897,111)
     Deferred compensation                                                                 (42,572)           (72,528)
     Subscriptions receivable                                                                  -0-             (1,140)
                                                                                      ------------       ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                    (2,901,842)        (2,374,631)
                                                                                      ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                  $    287,629       $    752,909
                                                                                      ============       ============


               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                         NOTES TO FINANCIAL STATEMENTS.

                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002



                                                                  2003               2002
                                                             ------------       ------------

REVENUES                                                     $    884,929       $    437,698
COST OF SALES                                                     240,398            288,790
                                                             ------------       ------------

GROSS MARGIN                                                      644,531            148,908

OTHER EXPENSES
Salaries, benefits and related taxes                            1,709,614          1,620,663
Rent & occupancy expenses                                         161,085            153,344
Consulting - medical advisory                                     (53,385)           139,423
Consulting - marketing sales                                        2,239                582
Legal and professional fees                                       142,387            178,214
Travel                                                             47,903             34,548
Telephone and internet                                             53,313             82,421
Selling, general and administrative                               137,181            224,844
Interest expense, net                                             138,757            938,639
Depreciation and amortization                                     144,967            208,232
                                                             ------------       ------------
TOTAL OTHER EXPENSES                                            2,484,061          3,580,910
                                                             ------------       ------------

(LOSS) BEFORE TAXES AND PREFERRED DIVIDENDS                    (1,839,530)        (3,432,002)

Income tax expense (benefit)                                          -0-                -0-
                                                             ------------       ------------

NET INCOME (LOSS)                                              (1,839,530)        (3,432,002)

Preferred stock dividends Series A Preferred                          -0-           (119,972)
Preferred stock dividends in arrears Series A Preferred          (205,364)           (84,958)
Preferred stock dividends in arrears Series B Preferred          (154,674)          (211,256)
Preferred stock dividends in arrears Series C Preferred          (265,925)           (56,805)
Preferred stock dividends - deemed dividends                     (295,921)        (1,411,475)
                                                             ------------       ------------
Total preferred stock dividends                                  (921,884)        (1,834,262)
                                                             ------------       ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (2,761,414)      $ (5,266,264)
                                                             ============       ============

NET (LOSS) PER SHARE                                         $      (0.20)      $      (0.63)
                                                             ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                  13,688,721          8,333,820
                                                             ============       ============



               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                         NOTES TO FINANCIAL STATEMENTS.

                             OMNICOMM SYSTEMS, INC.
                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002



                                                                                           2003              2002
                                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                 $(1,839,530)      $(3,432,002)
     Adjustment  to  reconcile  net  income  to net cash  provided  by (used  in)
     operating activities:
     Depreciation and amortization                                                         144,967           208,232
     Amortization of deferred compensation                                                  29,955            17,571
     Interest expense on detachable warrants                                                   -0-               165
     Interest expense from beneficial conversion feature on 12% convertible note               -0-           646,000
     Common stock issued for services                                                       26,667           917,882
     Preferred stock issued for services                                                       -0-           100,000
     Change in assets and liabilities:
     Accounts receivable                                                                   161,447          (213,718)
     Prepaid expenses                                                                      (11,840)           (6,864)
     Other assets                                                                              -0-            (7,500)
     Accounts payable and accrued expenses                                                (190,142)          298,507
     Deferred revenue                                                                       94,072           239,434
                                                                                       -----------       -----------
Net cash provided by (used in) operating activities                                     (1,584,404)       (1,232,293)
                                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                                    (23,061)              -0-
                                                                                       -----------       -----------
Net cash provided by (used in) investing activities                                        (23,061)              -0-
                                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                341,500           230,888
Payments on notes payable                                                                  (51,500)           (4,888)
Proceeds from issuance of common stock, net of issuance costs                              859,500               -0-
Proceeds from issuance of Series C convertible  preferred  stock, net of issuance
costs                                                                                      265,265         1,058,144
                                                                                       -----------       -----------
Net cash provided by (used in) financing activities                                      1,414,765         1,284,144
                                                                                       -----------       -----------

Net increase (decrease) in cash and cash equivalents                                      (192,700)          (51,851)
Cash and cash equivalents at beginning of period                                           194,677           142,826
                                                                                       -----------       -----------
Cash and cash equivalents at end of period                                             $     1,977       $   194,677
                                                                                       ===========       ===========



                             OMNICOMM SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
                                   (CONTINUED)



                                                                               FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                             2003            2002
                                                                            -------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:

Income tax                                                                     $-0-            $-0-
                                                                            =======      ==========
Interest                                                                       $-0-      $   22,560
                                                                            =======      ==========

NON-CASH TRANSACTIONS
Treasury stock repurchase of stock for trade accounts receivable            $ 1,067      $    4,883
Conversion of Series B Preferred Stock into common stock                    425,000             -0-
Common stock issued in exchange for notes payable and accrued interest       57,000         361,576
Common stock issued for services and in lieu of pay                          25,000          22,401
Preferred stock issued in exchange for convertible notes payable                -0-       1,615,000
Common stock issued for accrued preferred stock dividends                       -0-         533,904
Conversion of convertible notes payable into shares of common stock          75,000             -0-



               SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND
                         NOTES TO FINANCIAL STATEMENTS.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         OmniComm Systems, Inc. is a healthcare technology company that provides Internet-based electronic data capture ("EDC") solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. TrialMaster(R) allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

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

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)

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

         INTANGIBLE AND OTHER ASSETS

         Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. As of December 31, 2003, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

         DEFERRED REVENUE

         Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2003 the Company had $416,592 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

         The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements (SAB 101)". SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will periodically record deferred revenues relating to advance payments in contracts. As of December 31, 2003 the Company had $416,592 in deferred revenue relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         ADVERTISING

         Advertising costs are expensed as incurred. Advertising costs were $3,636 and $13,008 for the years ended December 31, 2003 and 2002, respectively.

         RESEARCH AND DEVELOPMENT EXPENSES

         Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 ("SFAS 86") requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $504,021 in 2003 and $465,422 in 2002 for the years ended December 31, respectively.

         STOCK BASED COMPENSATION

         Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. For disclosure purposes, pro forma net loss and loss per common share are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", as if the fair value method had been applied. See Note 13 for pro forma information on the impact of the fair-value method of accounting for stock options.

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

         Basic earnings per share were calculated using the weighted average number of shares outstanding of 13,688,721 and 8,333,820 for the years ended December 31, 2003 and 2002, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,593,500 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at December 31, 2003. Stock warrants to purchase 16,751,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at December 31 2003. The Company granted a Unit Purchase Option ("Agent Option") to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company's convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         The Company granted a Unit Purchase Option ("Agent Option") to the Placement Agent of its Series C Convertible Preferred Stock that provides the Placement Agent the ability to purchase 24,848 Series C Preferred Shares with 496,950 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 1,490,850 shares of common stock at an exercise price of $0.25 per share. The warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share.

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

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)



         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Under SFAS No. 145, such gains and losses should be classified as extraordinary only if they meet the criteria of APB Opinion No. 30. In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS No. 145, which became effective after May 2002 to have a material effect on its financial condition or results of operations.

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

         In January 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46"). The interpretation provides guidance for determining when a primary beneficiary should consolidate a variable interest entity or equivalent structure, that functions to support the activities of the primary beneficiary. The interpretation is effective as of the beginning of the Company's third quarter of 2003 for variable interest entities created before February 1, 2003. The Company holds no interest in any variable interest entities. Accordingly, the adoption of this statement is not expected to have a material impact on the consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS has not had nor do we expect it to have a material effect on the Company's results of operations, liquidity, or financial condition.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had nor do we expect it to have a material effect on the Company's results of operations, liquidity, or financial condition.

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

         To satisfy our capital requirements, we may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2003 there is doubt about the Company's ability to continue as a going concern.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 4:  INTANGIBLE ASSETS AND GOODWILL

         Included in Intangible Assets are the following assets:


                                                                DECEMBER 31, 2003
                                                    --------------------------------------------
                                                                                     ACCUMULATED
                                                      COST                          AMORTIZATION
                                                    ---------                       ------------
                 Covenant not to compete             $120,000                           $120,000
                 Software development costs            87,500                             87,500
                 Organization costs                       539                                539
                 Debt acquisition costs               301,888                            301,888
                                                      -------                            -------
                                                     $509,927                           $509,927
                                                     ========                           ========



                                                                  DECEMBER 31, 2002
                                                    --------------------------------------------
                                                                                     ACCUMULATED
                                                         COST                       AMORTIZATION
                                                    ---------                       ------------
                 Covenant not to compete             $120,000                           $120,000
                 Software development costs            87,500                             87,500
                 Organization costs                       539                                539
                 Debt acquisition costs               301,888                            301,888
                                                      -------                            -------
                                                     $509,927                           $509,927
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

NOTE 5:  PROPERTY AND EQUIPMENT, AT COST

         Property and equipment consists of the following:


                                               DECEMBER 31, 2003                 DECEMBER 31, 2002
                                           -------------------------       ----------------------------      ------------
                                                         ACCUMULATED                       ACCUMULATED        ESTIMATED
                                             COST       DEPRECIATION         COST          DEPRECIATION      USEFUL LIVES
                                           -------      ------------       ---------       ------------      ------------
             Computer and
             office equipment             $423,177         $337,604          $420,298         $253,416            5 years

             Leasehold
             improvements                    3,299            2,052             3,299            1,392            5 years

             Computer software             269,869          235,196           260,287          183,989            3 years

             Office furniture               52,950           34,613            42,350           25,701            5 years
                                          --------         --------          --------         --------
                                          $749,295         $609,465          $726,234         $464,498
                                          ========         ========          ========         ========


         Depreciation expense for the periods ended December 31, 2003 and 2002 was $144,967 and $159,776 respectively.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31, 2003 and December 31, 2002:


                                                                              12/31/03       12/31/02
                                                                              --------       --------
                 Accounts payable                                             $255,890       $431,736
                 Accrued payroll and related costs                              15,479         34,259
                 Other accrued expenses                                        236,927        293,233
                 Accrued interest                                              218,335        120,578
                 Accrued expenses of OmniTrial BV                              127,519        127,519
                                                                              --------     ----------
                      Total accounts payable and accrued expenses             $854,150     $1,007,325
                                                                              ========     ==========


         Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2003 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 7:  EARNINGS PER SHARE

         Basic earnings per shares ("EPS") is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 46,891,795 have been omitted from the calculation of dilutive EPS for the year ended December 31, 2003. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:


                                  THE YEAR ENDED DECEMBER 31, 2003               THE YEAR ENDED DECEMBER 31, 2002
                           ---------------------------------------------    -------------------------------------------
                               INCOME          SHARES         PER-SHARE       INCOME           SHARES        PER-SHARE
                              NUMERATOR      DENOMINATOR       AMOUNT        NUMERATOR      DENOMINATOR        AMOUNT
                              ---------      -----------       ------        ---------      -----------       ---------
         Basic EPS         $(2,761,412)      13,688,721       $(0.20)      $(5,266,264)      8,333,820       $(0.63)

         Effect of
         Dilutive
         Securities
         None                      -0-              -0-         -0-                -0-             -0-         -0-
                           -----------      -----------       -----        -----------     -----------       -----
         Diluted EPS       $(2,761,412)      13,688,721       $(0.20)      $(5,266,264)      8,333,820       $(0.63)



                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 8:  NOTES PAYBLE

         At December 31 2003, the Company owed $1,432,570 in notes payable. The table below provides details as to the terms and conditions of the notes payable.


                           ORIGINATION             DUE      INTEREST                             SHORT             LONG
       NOTE HOLDER            DATE                DATE        RATE                AMOUNT          TERM             TERM
       -----------        ------------         ---------    ----------            ------        ---------      ----------
Guus van Kesteren           8/30/2001            4/1/2006       8.0%             $ 196,644       $      0       $ 196,644
Magnolia Private Fnd.       8/30/2001            4/1/2006       8.0%               209,534              0         209,534
Magnolia Private Fnd.       8/30/2001            4/1/2006       8.0%               276,392              0         276,392
Nico Letschert              7/31/2002          10/31/2005       9.0%                10,000              0          10,000
Nico Letschert               9/3/2002          10/31/2005       9.0%                10,000              0          10,000
Randall Smith              11/25/2002           1/31/2005       9.0%                 6,000              0           6,000
Guus van Kesteren          12/26/2002          10/31/2005       9.0%                50,000              0          50,000
Cornelis Wit               12/30/2002          10/31/2005       9.0%                50,000              0          50,000
Guy Brissette              12/30/2002           1/31/2005       9.0%               100,000              0         100,000
Cornelis Wit                6/30/2003          10/31/2005       9.0%               100,000              0         100,000
Noesis Capital              6/30/2003           1/31/2005       9.0%               250,000              0         250,000
Cornelis Wit                7/18/2003           1/31/2005       9.0%                60,000              0          60,000
Cornelis Wit                8/18/2003           1/31/2005       9.0%                56,000              0          56,000
Cornelis Wit               11/21/2003          10/31/2005       9.0%                 3,000              0           3,000
Cornelis Wit               10/13/2003          10/31/2005       9.0%                30,000              0          30,000
Carel Letschert             11/7/2003           1/31/2005       9.0%                25,000              0          25,000
                                                                               -----------       ---------    -----------
                                                                               $ 1,432,570        $     0     $ 1,432,570
                                                                               ===========      ==========    ===========


         Promissory notes totaling $682,570 were amended and restated on December 31, 2002, with new terms which included an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

         Promissory notes totaling $120,000 were amended and restated on March 31, 2003, with new terms which included an extension of the maturity date to October 31, 2005.

         A promissory note in the amount of $250,000 was issued to Noesis Capital Corp. on June 30, 2003 in exchange for accounts payable and accrued expenses owed in connection with financial advisory services rendered and for placement agent fees earned in four private placements of the Company's debt and equity securities.

         Promissory notes totaling $100,000 were amended and restated on August 15, 2003, with new terms which included an extension of the maturity date to January 31, 2005.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)



         RELATED PARTY NOTES PAYABLE

         Included in related party notes payables is a $196,644 promissory note that was amended and restated on December 31, 2002 with new terms which include an extension of the maturity date to December 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000. These notes were amended again in December 2003 extending the maturity date to April 2006.

         During March 2002, the Company borrowed $2,341 from Randall Smith, the Company's Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of December 31, 2003.

         During April 2002, the Company borrowed $1,500 from Ronald Linares, the Company's Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

         During December 2002, the Company borrowed $50,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

         During December 2002, the Company borrowed $50,000 from Guus van Kesteren, a Director of the Company. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

         During March 2003, the Company borrowed $2,600 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was repaid without interest on April 3, 2003.

         During June 2003, the Company borrowed $100,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         During July and August 2003, the Company borrowed $116,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2005.

         During October 2003, the Company borrowed $16,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. The Company repaid $13,000 of this amount during November and December 2003 and issued a promissory note in the amount of $3,000 bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         During October and November 2003, the Company borrowed $30,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         During October 2003, the Company borrowed $16,000 from Guus van Kesteren, a Company Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005. On December 31, 2003, Mr. van Kesteren elected to convert this note payable into common stock of the Company at a conversion price of $0.25 per share. The Company issued 64,000 shares of restricted common stock. in connection with this conversion.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 9:  CONVERTIBLE NOTES

         During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of December 31, 2003 approximately $487,500 of the Convertible Notes had been converted into 390,000 shares of common stock of the Company leaving an outstanding principal balance of $375,000.

         The Company is currently in default on interest payments owed totaling $89,004 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

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

NOTE 10: COMMITMENTS AND CONTINGENCIES

         The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company's operating leases at December 31, 2003 are as follows:

                          2004                     117,246
                          2005                      54,522
                          2006                           0
                          2007                           0
                          2008                           0
                                                  --------
                          Total                   $171,768
                                                  ========

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $161,085 and $153,344 for the years ended December 31, 2003 and 2002.

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

         EMPLOYMENT AGREEMENTS

         In August 2003, we entered into an employment agreement with Cornelis
         F. Wit to serve as our Chief Executive Officer and President through December 31, 2004. Mr. Wit receives an annual salary of $175,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit's employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

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

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


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

         In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $150,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company's Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

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

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 11: RELATED PARTY TRANSACTIONS

         Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp., a NASD member firm, has served as placement agent for us in six private placements of securities which occurred between September 1999 and December 2003 Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp.

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

         On January 30 2002, Noesis N.V., one of our principal stockholders, invested $90,000 in a private placement of our Series C Preferred Stock and warrants. Noesis NV purchased 9,000 shares of our Series C Preferred Stock, which is convertible into shares of our common stock at a conversion price of $0.25 per share and carries a stated dividend rate of 8% per annum, and warrants to purchase 180,000 shares of common stock at an exercise price of $0.25 per share expiring March 29, 2009.

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

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         o between February 2001 and July 2001, we borrowed an aggregate of $190,000 from him under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. These notes were amended and restated on December 31, 2002 extending the maturity date of the notes to October 31, 2004. This note remained outstanding as of the date of this prospectus.

         o in September 2001, we borrowed an aggregate of $25,000 from him under promissory notes which bore interest at a rate of 12% per annum and had a maturity date of December 22, 2001. These notes were converted in August 2001 into 2,500 shares of our Series B Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share expiring August 31, 2006.

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

         On August 17, 2000, we borrowed $100,000 from Noesis N.V., one of our principal stockholders. The promissory note bore interest at a rate of 8% per annum and had a maturity date of January 1, 2001. At our request, Noesis N.V. agreed to convert this promissory note into a 12% convertible note issued as part of a private placement of our 12% Convertible Notes in January 2001. The note accrues interest at 12% per annum, is convertible into shares of our common stock at the holder's option at a rate of $0.50 per share commencing on January 31, 2002. This note was converted on December 31, 2002 into 10,000 shares of our Series C Preferred Stock, which are convertible into shares of our common stock at a conversion price of $0.25 per share, and warrants to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share expiring March 29, 2009.

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

         In April 2002, we borrowed $1,500 from Ronald Linares, our Chief Financial Officer. This amount was repaid without interest on May 1, 2002.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         In September and July of 2002, we borrowed an aggregate of $20,000 without interest from Nico Letschert, an officer, director and principal shareholder of Noesis Capital Corp., one of our principal stockholders. This amount is due and payable January 31, 2005.

         In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

         In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended and restated on March 31, 2003 extending the maturity date of the note to October 31, 2005.

         In March 2003, we borrowed $2,600 from Cornelis Wit, our Chief Executive Officer and President and a member of our board of directors. This amount was repaid without interest on April 3, 2003.

         In June 2003, we borrowed $100,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         In July and August 2003, we borrowed $116,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2005.

         During October 2003, the Company borrowed $16,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. The Company repaid $13,000 of this amount during November and December 2003 and issued a promissory note in the amount of $3,000 bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         During October and November 2003, the Company borrowed $30,000 from Cornelis Wit, the Company's President and Chief Executive Officer and a Director. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on October 31, 2005.

         During October 2003, the Company borrowed $16,000 from Guus van Kesteren, a Company Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on October 31, 2005. On December 31, 2003, Mr. van Kesteren elected to convert this note payable into common stock of the Company at a conversion price of $0.25 per share. The Company issued 64,000 shares of restricted common stock in connection with this conversion.

NOTE 12: POST-RETIREMENT EMPLOYEE BENEFITS

         The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS's 106 or 112.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


NOTE 13: STOCKHOLDERS' EQUITY (DEFICIT)

         Our authorized capital stock consists of 150,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

         As of December 31, 2003 we had the following outstanding securities:

               o  17,929,277 shares of common stock issued and outstanding;

               o 16,751,296 warrants issued and outstanding to purchase shares of our common stock;

               o 4,215,224 shares of our Series A Preferred Stock issued and outstanding,

               o 157,500 shares of our Series B Preferred Stock issued and outstanding;

               o 337,150 shares of our Series C Preferred Stock issued and outstanding;

               o  a Series B Placement Agent Unit Option;

               o  a Series C Placement Agent Unit Option; and

               o  10% Convertible Notes.

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

         From April 2003 through May, 2003, we sold an aggregate of 1,400,000 shares of our common stock and warrants to purchase 700,000 shares of our common stock to accredited investors resulting in gross proceeds of $350,000. The warrants are exercisable at an exercise price of $0.25 per share expiring May 2008. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $28,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $7,000 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 140,000 shares of our common stock. An estimated fair value of $32,115 of the warrants granted to Noesis Capital was calculated using the Black-Scholes pricing model. The warrants granted to Noesis Capital were valued utilizing the Black-Scholes option pricing model. An estimated fair value of $32,115 was calculated for the warrants granted to Noesis Capital.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         From July 2003 through December, 2003, we sold an aggregate of 2,484,000 shares of our common stock resulting in gross proceeds of $621,000. None of these investors, other than Guus van Kesteren, a Director, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $48,400, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $12,100 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 248,400 shares of our common stock. The warrants granted to Noesis Capital were valued utilizing the Black-Scholes option pricing model. An estimated fair value of $56,982 was calculated for the warrants granted to Noesis Capital.

         PREFERRED STOCK

         Our board of directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In addition, the board of directors may fix and determine all privileges and rights of the authorized preferred stock series including:

               o  dividend and liquidation preferences,

               o  voting rights,

               o  conversion privileges, and

               o  redemption terms.

         Our board of directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our board of directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

         SERIES A PREFERRED STOCK

         In 1999, our board of directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 4,215,224 shares are issued and outstanding.

         The designations, rights and preferences of the Series A Preferred include:

               o  the shares are not redeemable,

               o each share of Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion price of $1.50 per share, or if not so converted after one year from issuance, at any time at our option if the closing bid price of our common stock has exceeded $3.00 for 20 consecutive trading days, our common stock is listed on The Nasdaq Stock Market or other national stock exchange, and the shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under a registration statement,

               o the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share. The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Preferred Stock and Series C Preferred Stock,

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)

               o the shares of Series A Preferred Stock pay a cumulative dividend at a rate of 5% per annum based on the stated value of $1.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. Dividends on the Series A Preferred Stock have priority to our common stock and junior to Series B Preferred Stock and Series C Preferred Stock. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series A Preferred Stock,

               o in the event of our liquidation or winding up, each share of Series A Preferred Stock has a liquidation preference equal to $1.00 per share,

               o the holders of the Series A Preferred Stock are entitled to vote together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series A Preferred Stock.

         There were arrearages of $290,322 and $84,958 on the Series A Preferred Stock for undeclared dividends as of December 31, 2003 and December 31, 2002.

         In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

         SERIES B PREFERRED STOCK

         In August 2001, our board of directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock ("Series B Preferred Stock"). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 157,500 shares are issued and outstanding.

         The designations, rights and preferences of the Series B Preferred Stock include:

               o  the stated value of each share is $10.00 per share,

               o  the shares are not redeemable,

               o each share of Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert, subject to limitations based on trading volume, into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share. We may require all outstanding shares of the Series B Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The Nasdaq Stock Market or other comparable national stock exchange or the OTC Bulletin board and a registration statement registering the shares of common stock issuable upon conversion of the Series B Preferred Stock has been declared effective,

              o  the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

               o the shares of Series B Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock,

               o each share of Series B Preferred Stock will rank senior to our Series A Preferred and pari passu with our Series C Preferred Stock,

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


               o in the event of our liquidation or winding up, each share of Series B Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

               o the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

         There were arrearages of $365,930 and $211,256 on the Series B Preferred Stock for undeclared dividends as of December 31, 2003 and December 31, 2002.

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

         The designations, rights and preferences of the Series C Preferred Stock include:

               o  the stated value of each share is $10.00 per share,

               o  the shares are not redeemable,

               o each share of Series C Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock determined by dividing the stated value per share of the Series C Preferred Stock by $0.25, which is the Series C Conversion Price. The Series C Preferred Stock will automatically convert, subject to limitations based on trading volume, into shares of our common stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction. In addition, the Series C Preferred Stock will automatically convert into shares of our common stock at the Series C Conversion Price at such time as the closing bid price for our common stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our common stock on a national securities exchange, the Nasdaq Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of common stock underlying the Series C Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

               o the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

               o the shares of Series C Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the board of directors, or upon conversion or liquidation. At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series C Preferred Stock.

               o each share of Series C Preferred Stock will rank pari passu with our Series B Preferred Stock and senior to our Series A Preferred Stock,

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)

               o in the event of our liquidation or winding up, each share of Series C Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and

               o the holders of the Series C Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series C Preferred Stock.

         There were arrearages of $322,730 and $56,805 on the Series C Preferred Stock for undeclared dividends as of December 31, 2003 and December 31, 2002.

         In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock.

         WARRANTS

         We have issued and outstanding warrants to purchase a total of 16,751,296 shares of our common stock, including:

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

               o warrants to purchase 919,896 shares of our common stock at exercise prices ranging from $.50 to $10.00 per share expiring periodically through July 2006.

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

               o warrants to purchase 388,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

         SERIES B PLACEMENT AGENT UNIT OPTION

         In connection with our September 2001 private placement of Series B Preferred Stock, we issued the placement agent an option to purchase
         2.7 units. Each unit is exercisable at $100,000 per unit and consists of 10,000 shares of Series B Preferred Stock and 5-year warrants to purchase 400,000 shares of common stock at an exercise price of $0.25 per share. The Placement Agent Unit Option contains a cashless exercise provision. The holder of the Placement Agent Unit Option was granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon conversion of the Series B Preferred Stock and exercise of the warrants underlying the Placement Agent Unit Option. The Placement Agent Unit Option expires August 31, 2006.

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


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

         10% CONVERTIBLE NOTE

         From February 1999 to May 1999, we issued 10% convertible notes ("10% Convertible Notes") in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10.00% interest and are due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. We have the right to prepay the principal amount at any time with 60 days prior written notice. During 2000 and 2001, certain of the note holders converted an aggregate of $487,500 principal amount of the notes according to their terms into 390,000 shares of our common stock at a conversion price of $1.25 per share. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

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

         The Company's share option activity and related information is summarized below:


                                           YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                    2002                                2003
                                       -------------------------------- --------------------------------------
                                                            WEIGHTED                             WEIGHTED
                                                            AVERAGE                              AVERAGE
                                                            EXERCISE                             EXERCISE
                                            OPTIONS          PRICE            OPTIONS             PRICE
                                            -------          -----            -------             -----

Outstanding at beginning of period         3,584,039          $1.33           2,785,039            $1.00
             Granted                         811,000          $0.25           1,471,000            $0.25
             Exercised                           -0-          $0.00              40,000            $0.25
             Cancelled                     1,610,000          $1.36             622,539            $0.27
                                           ---------                            -------            -----

Outstanding at end of period               2,785,039          $1.00           3,593,500            $0.83
                                           =========          =====           =========            =====
Exercisable at end of period               2,761,705          $0.82           3,099,500            $0.53
                                           =========          =====           =========            =====

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         The following table summarizes information about stock options outstanding at December 31, 2003:


                                         OUTSTANDING                                   EXERCISABLE
                     ----------------------------------------------------- -------------------------------
                                              WEIGHTED
                                               AVERAGE
                                             REMAINING           WEIGHTED                        WEIGHTED
                                              YEARS OF            AVERAGE                         AVERAGE
RANGE OF                     NUMBER OF     CONTRACTUAL           EXERCISE         NUMBER OF      EXERCISE
EXERCISE PRICES              OPTIONS            LIFE              PRICE           OPTIONS          PRICE
---------------             ----------     -------------         --------      -------------    ----------
$0.25 - $0.47                2,983,500            5.08              $0.30       2,489,500           $0.31
$0.50 - $0.80                  282,000            5.82              $0.55         282,000           $0.55
$1.00 - $2.75                  328,000            1.61              $2.09         328,000           $2.09


         ACCOUNTING FOR STOCK BASED COMPENSATION

         At December 31, 2003, the Company has one stock-based compensation plan which is described more fully below. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", ("APB 25") and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" to stock-based employee compensation.


                                                                        YEARS ENDED
                                                                         DECEMBER 31,
                                                                   ------------------------
         (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                   2003            2002
                                                                   --------        --------
         Net loss available to common stockholders
         As reported                                               $ (2,761)       $ (5,266)
         Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects                  (9,623)         (9,103)
                                                                   --------        --------
         Pro forma net loss available to common stockholders       $(12,385)       $(14,369)
                                                                   ========        ========
         Weighted average number of common shares
         outstanding used to compute net income (loss) per
         common share-basic and diluted                              13,689           8,333
                                                                   ========        ========
         Basic and diluted net loss per share
             As reported                                           $  (0.20)       $  (0.63)
                                                                   ========        ========
             Pro forma                                             $  (0.90)       $  (1.72)
                                                                   ========        ========


         The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:


                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                         ---------------------
                                                           2003           2002
                                                         -------        -------
         Risk-free interest rate                            2.90%          5.00%
         Expected years until exercise                   6 Years        6 Years
         Expected stock volatility                         125.0%         150.0%
         Dividend yield                                        0%             0%



                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)


         OTHER STOCK BASED COMPENSATION

         During 2001, the Company issued 50,000 warrants to advisors as compensation for services to be rendered over periods ranging from 3 to 5 years. The Company valued the warrants in accordance with SFAS 123 utilizing the Black-Scholes Model. The Company recorded $95,689 in deferred compensation and is amortizing the amounts over the expected life of the consulting services to be rendered. The Company recognized non-cash compensation expense totaling $29,955 and $17,571 during the years ended December 31, 2003 and December 31, 2002, respectively, in connection with the warrant grants.

         During 2002, the Company issued an aggregate of 113,100 shares of restricted common stock to employees including three of its officers. The stock issued had a fair market value of $22,288 and was issued for employment services rendered in lieu of cash payments.

         During 2003, the Company issued an aggregate of 100,000 shares of restricted common stock to employees. The stock issued had a fair market value of $25,000 and was issued under the terms of an employment contract.

NOTE 14: OMNITRIAL B.V. BANKRUPTCY

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

NOTE 15: INCOME TAXES

         The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:


                                                            12/31/03         12/31/02
                                                           ----------       ----------
         Current tax expense (benefit):
                     Income tax at statutory rates               $-0-             $-0-
                                                           ==========       ==========
         Deferred tax expense (benefit):
                     Amortization of goodwill and
                     covenant                                     -0-              -0-
                     Operating loss carryforward             (692,215)      (1,291,463)
                                                           ----------       ----------
                                                             (692,215)      (1,291,463)
                                                           ----------       ----------
         Valuation allowance                                  692,215        1,291,463
                                                           ----------       ----------
         Total tax expense (benefit)                             $-0-             $-0-
                                                           ==========       ==========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                             OMNICOMM SYSTEMS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (CONTINUED)



                                                                            12/31/03           12/31/02
                                                                           -----------        -----------
         Deferred tax assets:
         Amortization of intangibles                                       $   283,698        $   283,698
         Operating loss carryforwards                                        6,241,546          5,549,331
                                                                           -----------        -----------
                     Gross deferred tax assets                               6,525,244          5,833,029
                                                                           -----------        -----------
                     Valuation allowance                                    (6,525,244)        (5,833,029)
                                                                           -----------        -----------
                     Net deferred tax asset                                       $-0-               $-0-
                                                                           ===========        ===========

         The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $16,574,500. This loss is allowed to be offset against future income until the year 2023 when the NOL's will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2003.

NOTE 16: SUBSEQUENT EVENTS

         The Company had a recorded liability of $111,159 at December 31, 2003 for federal employment taxes. The Company had fully satisfied the liability as of January 31, 2003.

         The Company is currently in arrears on interest payments owed totaling $89,004 on 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make the required semi-annual interest payments. The Company has been in default since January 30, 2002 in the payment of accrued interest and at the option of the note holder the full amount of the convertible notes could be declared in default.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors
OMNICOMM SYSTEMS, INC.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OMNICOMM SYSTEMS, INC. as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements presented above present fairly, in all material respects, the consolidated financial position of OMNICOMM SYSTEMS, INC. at December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Corporation has incurred losses and negative cash flows from operations in recent years through December 31, 2003 and these conditions are expected to continue through 2004, raising substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GREENBERG & COMPANY LLC

Springfield, New Jersey
February 6, 2004