Form 10QSB
period 2004-03-31
OMNICOMM SYSTEMS INC
filed 2004-05-17
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	11-3349762

State of Incorporation	IRS Federal Employer Identification Number

2555 Davie Road, Suite 110-B, Davie, Florida	33317

Address of Principal Office	Zip Code

Registrant’s Telephone Number: 954.473.1254

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

     The number of shares outstanding of each of the issuer’s classes of equity as of March 31, 2004: 18,979,277 common stock $.001 par value, 4,215,224 Series A Preferred stock, $.001 par value, 131,250 Series B Preferred Stock, $.001 par value, 337,150 Series C Preferred Stock, $.001 par value.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,641	$1,977
Accounts receivable	46,406	112,026
Prepaid expenses	24,176	20,799

Total current assets	76,223	134,802
PROPERTY AND EQUIPMENT, net	103,867	139,830
OTHER ASSETS
Other assets	12,997	12,997

TOTAL ASSETS	$193,087	$287,629

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,020,724	$854,150
Accrued payroll taxes	134,116	111,159
10% Convertible Notes	375,000	375,000
Notes payable – current portion	375,000	-0-
Notes payable, related party – current portion	122,000	-0-
Deferred revenue	309,655	416,592

Total current liabilities	2,336,495	1,756,901

NOTES PAYABLE, net of current portion	605,926	880,926
NOTES PAYABLE RELATED PARTY, net of current portion	605,644	551,644

TOTAL LIABILITIES	3,548,065	3,189,471

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT) Undesignated preferred stock — $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, — $.001 par value. 230,000 shares
authorized, 131,250 and 157,500 issued and outstanding, respectively; liquidation preference $1,312,500 and $1,575,000, respectively	132	158

Series C convertible preferred stock, — $.001 par value. 747,500 shares
authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,076,500, respectively	337	337

5% Series A convertible preferred stock — $0.001 par value, 5,000,000
shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 18,979,277 and 17,929,277
issued and outstanding, after deducting 669,777 and 669,777 shares of treasury stock, at $.001 par value, respectively	19,604	18,554
Additional paid in capital – preferred	8,515,920	8,778,394
Additional paid in capital – common	12,932,945	12,671,495
Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(24,494,398)	(24,032,562)
Deferred compensation	(33,872)	(42,572)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,354,978)	(2,901,842)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$193,087	$287,629

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
(Unaudited)

	2004	2003
Revenues	$266,561	$201,130
Cost of sales	70,188	47,107

Gross margin	196,373	154,023

Other expenses

Salaries, benefits and related taxes	441,980	451,087
Rent & occupancy expenses	37,936	36,758
Consulting – medical advisory	-0-	67,308
Legal and professional fees	34,254	24,753
Travel	10,992	9,755
Telephone and internet	15,536	15,608
Selling, general and administrative	38,961	33,191
Interest expense, net	42,587	29,111
Depreciation and amortization	35,963	39,919

Total other expenses	658,209	707,489

(Loss) before taxes and preferred dividends	(461,836)	(553,466)

Income tax expense (benefit)	-0-	-0-

Net income (loss)	(461,836)	(553,466)

Preferred stock dividends in arrears Series A Preferred	(51,200)	(50,637)
Preferred stock dividends in arrears Series B Preferred	(27,674)	(39,452)
Preferred stock dividends in arrears Series C Preferred	(67,245)	(62,711)
Preferred stock dividends- deemed dividends	-0-	(135,344)

Total preferred stock dividends	(146,119)	(288,144)

Net income (loss) attributable to common stockholders	$(607,955)	$(841,610)

Net (loss) per share	$(0.03)	$(0.07)

Weighted average number of shares outstanding	18,699,277	12,018,719

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(461,836)	$(553,466)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	35,963	39,919
Amortization of deferred compensation	8,700	7,379
Change in assets and liabilities:
Accounts receivable	65,620	93,776
Prepaid expenses	(3,377)	1,244
Accounts payable and accrued expenses	189,531	(33,803)
Deferred revenue	(106,937)	(2,305)

Net cash provided by (used in) operating activities	(272,336)	(447,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-0-	-0-

Net cash provided by (used in) investing activities	-0-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	276,000	2,600
Issuance of Series C convertible preferred stock, net of issuance costs	-0-	265,279

Net cash provided by (used in) financing activities	276,000	267,879

Net increase (decrease) in cash and cash equivalents	3,664	(179,377)
Cash and cash equivalents at beginning of period	1,977	194,677

Cash and cash equivalents at end of period	$5,641	$15,300

	For the three months ended
	March 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$-0-	$-0-

Non-cash Transactions
Conversion of Series B Preferred Stock into shares of common stock	$262,500	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses based on historical losses and performs on-going evaluations of its receivables and clients. To date the Company has not incurred any losses from receivables related to TrialMaster sales. The Company does not require collateral on trade accounts receivables. Four clients accounted for more than 10% of sales individually for the year ended December 31, 2003.

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

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of March 31, 2004, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31, 2004 the Company had $309,655 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and payroll taxes and is expensed as incurred.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition (SAB 104)”. SAB 104 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 104 the Company will periodically record deferred revenues relating to advance payments in contracts. As of March 31, 2004 the Company had $309,655 in deferred revenue relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $(1,015) and $3,175 for the quarters ended March 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $182,385 in 2004 and $152,458 in 2003 for the quarters ended March 31, respectively.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 18,699,277 and 12,018,719 for the quarters ended March 31, 2004 and 2003, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,593,500 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at March 31, 2004. Stock warrants to purchase 16,751,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at March 31 2004. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on the Company’s financial position, results of operations or cash flows.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the adoption of SAB No. 104 to significantly impact its current revenue recognition policies.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2004 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	March 31, 2004		December 31, 2003
		Accumulated		Accumulated	Estimated
	Cost	Depreciation	Cost	Depreciation	Useful Lives
Computer and office equipment	$423,177	$358,763	$423,177	$337,604	5 years
Leasehold improvements	3,299	2,217	3,299	2,052	5 years
Computer software	269,869	247,188	269,869	235,196	3 years
Office furniture	52,950	37,260	52,950	34,613	5 years

	$749,295	$645,428	$749,295	$609,465

Depreciation expense for the periods ended March 31, 2004 and 2003 was $35,963 and $39,919 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2004 and December 31, 2003:

	3/31/04	12/31/03
Accounts payable	$350,334	$255,890
Accrued payroll and related costs	45,265	15,479
Other accrued expenses	236,927	236,927
Accrued interest	260,679	218,335
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,020,724	$854,150

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2003 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6:	EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 46,891,795 have been omitted from the calculation of dilutive EPS for the quarter ended March 31, 2004. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

	The Quarter Ended March 31, 2004			The Quarter Ended March 31, 2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(607,955)	18,699,277	$(0.03)	$(841,610)	12,018,719	$(0.07)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(607,955)	18,699,277	$(0.03)	$(841,610)	12,018,719	$(0.07)

NOTE 7:	NOTES PAYABLE

At March 31 2004, the Company owed $1,708,570 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

	Origination	Due	Interest		Short	Long
Note Holder	Date	Date	Rate	Amount	Term	Term
Guus van Kesteren	8/30/2001	4/1/2006	8.0%	$196,644	$0	$196,644
Magnolia Private Fnd.	8/30/2001	4/1/2006	8.0%	209,534	0	209,534
Magnolia Private Fnd.	8/30/2001	4/1/2006	8.0%	276,392	0	276,392
Nico Letschert	7/31/2002	10/31/2005	9.0%	10,000	0	10,000
Nico Letschert	9/3/2002	10/31/2005	9.0%	10,000	0	10,000
Randall Smith	11/25/2002	1/31/2005	9.0%	6,000	6,000	0
Guus van Kesteren	12/26/2002	10/31/2005	9.0%	50,000	0	50,000
Cornelis Wit	12/30/2002	10/31/2005	9.0%	50,000	0	50,000
Guy Brissette	12/30/2002	1/31/2005	9.0%	100,000	100,000	0
Cornelis Wit	6/30/2003	10/31/2005	9.0%	100,000	0	100,000
Noesis Capital	6/30/2003	1/31/2005	9.0%	250,000	250,000	0
Cornelis Wit	7/18/2003	1/31/2005	9.0%	60,000	60,000	0
Cornelis Wit	8/18/2003	1/31/2005	9.0%	56,000	56,000	0
Cornelis Wit	11/21/2003	10/31/2005	9.0%	3,000	0	3,000
Cornelis Wit	10/13/2003	10/31/2005	9.0%	30,000	0	30,000
Carel Letschert	11/7/2003	1/31/2005	9.0%	25,000	25,000	0
Noesis NV	1/30/2004	1/31/2006	9.0%	100,000	0	100,000
Guus van Kesteren	3/25/2004	1/31/2006	9.0%	71,000	0	71,000
Cornelis Wit	3/31/2004	1/31/2006	9.0%	105,000	0	105,000

				$1,708,570	$497,000	$1,211,570

Promissory notes totaling $682,570 were amended and restated on December 31, 2002, with new terms which included an extension of the maturity date to October 31, 2004 with one half of the principal payable upon the closing of any financing by the Company resulting in gross proceeds in excess of $2,000,000.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

During March 2002, the Company borrowed $2,341 from Randall Smith, the Company’s Chairman and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, the Company borrowed $6,000 from Mr. Smith on November 25, 2002 and this amount remained outstanding as of March 31, 2004.

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

During July and August 2003, the Company borrowed $116,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2005.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

During October 2003, the Company borrowed $16,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. The Company repaid $13,000 of this amount during November and December 2003 and issued a promissory note in the amount of $3,000 bearing interest at a rate of 9% per annum, payable on October 31, 2005.

During October and November 2003, the Company borrowed $30,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on October 31, 2005.

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

During February and March 2004, the Company borrowed $71,000 from Guus van Kesteren, a Company Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on January 31, 2006.

From January to March 2004, the Company borrowed $105,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2006.

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of March 31, 2004 approximately $487,500 of the Convertible Notes had been converted into 390,000 shares of common stock of the Company leaving an outstanding principal balance of $375,000.

The Company is currently in default on interest payments owed totaling $89,004 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2004 are as follows:

2004	$85,707
2005	54,522
2006	0
2007	0
2008	0

Total	$140,229

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $20,273 and $19,264 for the quarters ended March 31, 2004 and 2003.

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

EMPLOYMENT AGREEMENTS

In August 2003, we entered into an employment agreement with Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2004. Mr. Wit receives an annual salary of $175,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2001, we entered into a three-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $181,500 as of January 1, 2004 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. Mr. Smith was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share, or $0.43 per share for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

In September 2001, we entered into a three-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $161,000 as of January 1, 2004 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share or $0.43 per share, for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley currently receives an annual salary of $165,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

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

NOTE 10:	RELATED PARTY TRANSACTIONS

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

During October 2003, the Company borrowed $16,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. The Company repaid $13,000 of this amount during November and December 2003 and issued a promissory note in the amount of $3,000 bearing interest at a rate of 9% per annum, payable on October 31, 2005.

During October and November 2003, the Company borrowed $30,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under promissory notes bearing interest at a rate of 9% per annum, payable on October 31, 2005.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

During February and March 2004, the Company borrowed $71,000 from Guus van Kesteren, a Company Director. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on January 31, 2006.

From January to March 2004, the Company borrowed $105,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. This amount was borrowed under two promissory notes bearing interest at a rate of 9% per annum, payable on January 31, 2006.

NOTE 11:	POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under SFAS’s 106 or 112.

NOTE 12:	STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 150,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

As of March 31, 2004 we had the following outstanding securities:

o	18,929,277 shares of common stock issued and outstanding;

o	16,751,296 warrants issued and outstanding to purchase shares of our common stock;

o	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

o	131,250 shares of our Series B Preferred Stock issued and outstanding;

o	337,150 shares of our Series C Preferred Stock issued and outstanding;

o	a Series B Placement Agent Unit Option;

o	a Series C Placement Agent Unit Option; and

o	10% Convertible Notes.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

From July 2003 through December 2003, we sold an aggregate of 2,484,000 shares of our common stock resulting in gross proceeds of $621,000. None of these investors, other than Guus van Kesteren, a Director, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $48,400, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $12,100 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 248,400 shares of our common stock. An estimated fair value of $56,982 was calculated for the warrants granted to Noesis Capital using the Black-Scholes option pricing model.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

There were arrearages of $341,522 and $290,322 on the Series A Preferred Stock for undeclared dividends as of March 31, 2004 and December 31, 2003.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our board of directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 131,250 shares are issued and outstanding.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

There were arrearages of $393,604 and $365,930 on the Series B Preferred Stock for undeclared dividends as of March 31, 2004 and December 31, 2003.

In addition, the holders of the Series B Preferred Stock were granted certain mandatory and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and are entitled to vote one member to our board of directors.

Series C Preferred Stock

In March 2002, our board of directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock, of which 337,150 shares are issued and outstanding.

The designations, rights and preferences of the Series C Preferred Stock include:

o	the stated value of each share is $10.00 per share,

o	the shares are not redeemable,

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

There were arrearages of $389,975 and $322,730 on the Series C Preferred Stock for undeclared dividends as of March 31, 2004 and December 31, 2003.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

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

The Company’s share option activity and related information is summarized below:

	Quarter ended March 31,		Year ended December 31,
	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of period	3,593,500	$0.83	2,785,039	$1.00
Granted	-0-	$0.00	1,471,000	$0.25
Exercised	-0-	$0.00	40,000	$0.25
Cancelled	223,000	$0.29	622,539	$0.27

Outstanding at end of period	3,370,500	$0.72	3,593,500	$0.83

Exercisable at end of period	2,973,500	$0.59	3,099,500	$0.53

The following table summarizes information about stock options outstanding at March 31, 2004:

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$0.25 - $0.47	2,785,500	4.84	$0.30	2,388,500	$0.31
$0.50 - $0.80	257,000	6.02	$0.54	257,000	$0.54
$1.00 - $2.75	328,000	1.36	$2.09	328,000	$2.09

Accounting for Stock Based Compensation

At March 31, 2004, the Company has one stock-based compensation plan which is described more fully above. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2004
(unaudited)
(continued)

	Quarters Ended
	March 31,
(in thousands, except for per share data)	2004	2003
Net loss available to common stockholders
As reported	$(608)	$(842)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,623)	(9,135)

Pro forma net loss available to common stockholders	$(10,231)	$(9,977)

Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic and diluted	18,699	12,019

Basic and diluted net loss per share
As reported	$(0.03)	$(0.07)

Pro forma	$(0.55)	$(0.83)

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	Quarters Ended
	March 31,
	2004	2003
Risk-free interest rate	2.90%	5.00%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	117.0%	150.0%
Dividend yield	0%	0%

Other Stock Based Compensation

During 2003, the Company issued an aggregate of 100,000 shares of restricted common stock to employees. The stock issued had a fair market value of $25,000 and was issued under the terms of an employment contract.

NOTE 13:	OMNITRIAL B.V. BANKRUPTCY

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
MARCH 31, 2004
(unaudited)
(continued)

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	3/31/04	3/31/03
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(173,789)	(208,269)

	(173,789)	(208,269)

Valuation allowance	173,789	208,269

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	3/31/04	12/31/03
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	6,415,335	6,241,546

Gross deferred tax assets	6,699,033	6,525,244

Valuation allowance	(6,699,033)	(6,525,244)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $17,036,366. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through March 31, 2004.

NOTE 15:	SUBSEQUENT EVENTS

The Company had a recorded liability of $134,116 at March 31, 2004 for federal employment taxes. The Company had fully satisfied the liability as of April 30, 2004.

The Company is currently in arrears on interest payments owed totaling $98,365 on 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make the required semi-annual interest payments. The Company has been in default since January 30, 2002 in the payment of accrued interest and at the option of the note holder the full amount of the convertible notes could be declared in default.

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

The Quarter Ended March 31, 2004 Compared With the Quarter Ended March 31, 2003

Results of Operations

Revenues for the quarter ended March 31, 2004 were $266,561 compared to $201,130 for the same period in 2003, an increase of 32.5%. The revenue increase can be attributed to an increase in the number of on-going projects in 2004 (21) versus 2003 (14) and to the increase in pricing power we have developed. The market has accepted EDC services as an efficient means of collecting clinical trial data. At this point our segment is being evaluated on a company-by-company basis. EDC use has become more prevalent and trial sponsors are now analyzing the merits of each EDC provider’s package of products and services. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors.

We are building upon the momentum from fiscal 2003 through the acquisition of new clients and via repeat engagements with existing clients. We are placing emphasis on broadening the market segments that we market our products to. We are continuing to seek strategic partnerships with CRO’s. Working with CRO’s brings our services to their built-in client base and allows us to leverage their sales efforts by bundling TrialMaster as part of their service offerings. Conversely, we can provide the CRO potential new clients for their non-data collection services. CRO’s became more receptive to the EDC process during 2003 and we expect their adoption rate to continue increasing. We believe that the adoption of EDC by CRO’s is a significant factor to the overall success of EDC as a data collection tool. We believe the broadened marketing horizon provides us some insulation from downturns in any specific segment for clinical trial services and also affords us some ability to cross-market services between our different clients. We expect the adoption rate to increase as clinical trial sponsors continue seeking methods to reduce their R & D costs and more importantly as they continue seeking a way to make the clinical trial process more efficient.

The general weakness exhibited in the economy from 2001 to the present has not diminished the level of activity in new drug therapy research since the drug and medical device manufacturers are continuously forced to find replacements for therapies coming under the pressures exerted by the loss of patent protection. We do believe, however, that the broad perception that small, high-technology firms are operating under severe financial constraints has caused slower adoption of EDC. More specifically, we have found that potential clients are apprehensive of doing business with us because of our going-concern issues. We believe we have had some success in addressing this issue and that our recent success in securing new clients in conjunction with the resulting improved financial results will lessen the effect this has on our sales efforts.

TrialMaster is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials.

TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from four months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

We expect to begin marketing our new EDC product, MERS-TH, during 2004 in concert with InCHOIR, Columbia University’s academic research organization. The Medical Event Reporting System (MERS-TH) is an event reporting system developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH was developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

Cost of goods sold increased to $70,188 in 2004 compared to $47,107 in 2003. Cost of goods sold were approximately 26.3% of sales in 2004 compared to 23.4% in fiscal 2003. The increase in expense can be attributed to the use of two more programmers in our production function. We also used the services of a third party vendor on a European project. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to remain at approximately 25% of sales. TrialMaster V3.0, the latest release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 has been designed using Microsoft’s .Net® framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet. The first module from V4.0, an import module, was successfully deployed during the first quarter of 2004. In addition, MERS-TH will provide a sales platform with high gross margins since we expect few client specific alterations to the basic software platform.

Salaries and related expenses are our biggest expense at 67.2% of total Other Expenses for the first quarter of 2004. Salaries and related expenses totaled $441,980 in 2004 compared to $451,087 in 2003, a decrease of $9,107. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have two out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2004. We will look to selectively add experienced sales and marketing personnel in 2004 in an effort to increase our market penetration and to continue broadening our client base.

Rent expense increased by $1,178 in 2004. Our corporate office lease was extended through September 2005 with our total occupancy costs increasing by approximately 3.2%. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $34,254 in 2004 compared with $24,753 during the first quarter of 2004 and fiscal 2003, an increase of approximately $9,501. We expect on-going legal and professional fees to approximate what was experienced during 2003.

Selling, general and administrative expenses (“SGA”) were $38,961 during 2004 compared to $33,191 in 2003, an increase of 17.4%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity marketing, selling, public relations and advertising activities.

Net interest expense was $42,587 during 2004 versus $29,111 in fiscal 2003 an increase of $13,476 or 46.3%. We have used debt financing during late 2003 and early 2004 to satisfy our working capital needs. During this period we entered into $309,000 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

We sold additional Series C Convertible Preferred Stock during the first quarter of 2003 and we issued an additional 590,000 warrants to investors of our Series C Convertible Preferred Stock. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of March 31, 2003.

There were arrearages of $51,200 in 5% Series A Preferred Stock dividends, $27,674 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at March 31, 2004, compared with arrearages of $50,637 in 5% Series A Preferred Stock dividends, $39,452 in Series B Preferred Stock dividends and $62,711 in Series C Preferred Stock dividends at March 31, 2003. We deducted $146,119 and $152,800 from Net Income (Loss) Attributable to Common Stockholders’ for the quarters ended March 31, 2004 and March 31 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents increased by $3,664 from $1,977 to $5,641 at March 31, 2004. This was the result of cash provided by financing activities of $276,000 offset by cash used in operating activities of approximately $272,334. The significant components of the activity include a loss from operations of approximately $461,836 offset by non-cash expenses of $44,663, increases in cash of $144,837 from changes in working capital accounts and approximately $276,000 we raised through the issuance of debt.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. We do not presently have any commitments for capital expenditures.

We are currently in arrears on interest payments owed totaling $98,365 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

The Company had a recorded liability of $134,116 at March 31, 2004 for federal employment taxes. The Company had fully satisfied the liability as of April 30, 2004.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock and common stock to satisfy operating expenses and obligations. Between March 28, 2002 and March 2003 we sold 165,650 shares of our Series C Preferred Stock and warrants to purchase 3,513,000 shares of our common stock. Gross cash proceeds from this offering totaled $1,656,500. We accrued $333,092 in transaction related fees leaving net proceeds of approximately $1,423,409 of which $100,000 originally had been received as a bridge loan which was later converted at the shareholders request into shares of our Series C Preferred Stock.

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

Our selling efforts include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and two of the largest CRO’s. We began providing services to some of these entities during the first half of 2003. These contracts should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Obtaining contracts with clients of this size and reputation will also increase the credibility of the company.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2004, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their report regarding our ability to continue as a going concern in their report dated February 6, 2004.

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition “ (SAB 104). SAB 104 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 104 the Company will periodically record deferred revenues relating to advance payments in contracts.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being March 31, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Date: May 14, 2004

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer

Date: May 14, 2004