Form 10QSB
period 2004-06-30
OMNICOMM SYSTEMS INC
filed 2004-08-16
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of June 30, 2004: 20,079,277 common stock $.001 par value.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Income Statements	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 2. Changes in Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits and Reports on Form 8-K	28

SIGNATURES	30

CERTIFICATIONS

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CEO Cornelis F. Wit

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$54,224	$1,977
Accounts receivable	31,130	112,026
Prepaid expenses	43,934	20,799

Total current assets	129,288	134,802

PROPERTY AND EQUIPMENT, net	92,819	139,830

OTHER ASSETS
Other assets	12,997	12,997

TOTAL ASSETS	$235,104	$287,629

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$867,392	$854,150
Accrued payroll taxes	132,506	111,159
10% Convertible Notes	375,000	375,000
Notes payable – current portion	125,000	-0-
Notes payable, related party – current portion	6,000	-0-
Deferred revenue	303,715	416,592

Total current liabilities	1,809,613	1,756,901

NOTES PAYABLE, net of current portion	1,266,927	880,926
NOTES PAYABLE RELATED PARTY, net of current portion	848,742	551,644

TOTAL LIABILITIES	3,925,282	3,189,471

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 131,250 and 157,500 issued and outstanding, respectively; liquidation preference $1,312,500 and $1,575,500, respectively	132	158

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 20,079,277 and 17,929,277 issued and outstanding, after deducting 669,777 and 669,777 shares of treasury stock, at $.001 par value, respectively	20,704	18,554
Additional paid in capital – preferred	8,515,920	8,778,394
Additional paid in capital – common	13,179,345	12,671,495
Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(25,110,970)	(24,032,562)
Deferred compensation	-0-	(42,572)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,690,178)	(2,901,842)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$235,104	$287,629

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

(Unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
Revenues	$441,051	$333,550	$174,490	$132,420
Cost of sales	130,157	95,334	59,969	48,227

Gross margin	310,894	238,216	114,521	84,193

Other expenses

Salaries, benefits and related taxes	914,608	916,943	472,628	465,856
Rent & occupancy expenses	75,782	75,282	37,846	38,524
Consulting – medical advisory	-0-	(53,385)	-0-	(120,692)
Consulting – marketing sales	-0-	2,239	-0-	2,239
Legal and professional fees	95,832	31,517	61,578	6,764
Travel	35,746	28,857	24,754	19,102
Telephone and internet	33,762	35,417	18,226	19,809
Selling, general and administrative	72,580	67,463	33,619	34,272
Interest expense, net	88,900	58,421	46,313	29,310
Depreciation and amortization	72,092	73,701	36,129	33,782

Total other expenses	1,389,302	1,236,455	731,093	528,966

(Loss) before taxes and preferred dividends	(1,078,408)	(998,239)	(616,572)	(444,773)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(1,078,408)	(998,239)	(616,572)	(444,773)

Preferred stock dividends in arrears Series A Preferred	(102,400)	(101,837)	(51,200)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(53,211)	(79,342)	(25,537)	(39,890)
Preferred stock dividends in arrears Series C Preferred	(134,490)	(129,956)	(67,245)	(67,245)
Preferred stock dividends – deemed dividends	-0-	(295,921)	-0-	(160,577)

Total preferred stock dividends	(290,101)	(607,056)	(143,982)	(318,912)

Net income (loss) attributable to common stockholders	$(1,368,509)	$(1,605,295)	$(760,554)	$(763,685)

Net (loss) per share	$(0.07)	$(0.13)	$(0.04)	$(0.06)

Weighted average number of shares outstanding	19,186,145	12,420,836	19,681,475	12,822,953

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,078,408)	$(998,239)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72,092	73,701
Amortization of deferred compensation	42,572	14,758
Change in assets and liabilities:
Accounts receivable	80,896	218,278
Prepaid expenses	(23,135)	(26,416)
Accounts payable and accrued expenses	34,588	(100,027)
Deferred revenue	(112,877)	20,412

Net cash provided by (used in) operating activities	(984,271)	(797,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(25,081)	(11,822)

Net cash provided by (used in) investing activities	(25,081)	(11,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	814,099	102,600
Proceeds from the issuance of common stock, net of issuance costs	247,500	315,000
Payments on notes payable	-0-	(2,600)
Issuance of Series C convertible preferred stock, net of issuance costs	-0-	265,265

Net cash provided by (used in) financing activities	1,061,599	680,265

Net increase (decrease) in cash and cash equivalents	52,247	(129,090)
Cash and cash equivalents at beginning of period	1,977	194,677

Cash and cash equivalents at end of period	$54,224	$65,587

	For the six months ended June 30,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$-0-	$-0-

Non-cash Transactions
Conversion of Series B Preferred Stock into shares of common stock	$262,500	$-0-
Treasury stock repurchase of common stock for trade receivable	$-0-	$1,067

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

NOTE 1:    ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Internet-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. TrialMaster® allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data. The Medical Event Reporting System (MERS-TH) is an event reporting system that is being developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH is being developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses based on historical losses and performs on-going evaluations of its receivables and clients. To date the Company has not incurred any losses from receivables related to TrialMaster sales. The Company does not require collateral on trade accounts receivables. Three clients each individually accounted for more than 10% of sales during the six month period ended June 30, 2004.

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

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of June 30, 2004, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30, 2004 the Company had $303,715 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition (SAB 104)”. SAB 104 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 104 the Company will periodically record deferred revenues relating to advance payments in contracts. As of June 30, 2004 the Company had $303,715 in deferred revenue relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $(680) and $3,301 for the six months ended June 30, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $257,788 in 2004 and $288,517 in 2003 for the six months ended June 30, respectively.

STOCK BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and, accordingly, does not recognize compensation expense for its stock-based awards to employees in the Consolidated Statements of Income. For disclosure purposes, pro forma net loss and loss per common share are provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as if the fair value method had been applied. See Note 12 for pro forma information on the impact of the fair-value method of accounting for stock options.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 19,186,145 and 12,420,836 for the six months ended June 30, 2004 and 2003, respectively and 19,681,475 and 12,822,953 for the three months ended June 30, 2004 and 2003, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,687,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at June 30, 2004. Stock warrants to purchase 16,751,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at June 30 2004. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of Proposed Statement of Financial Accounting Standards, “Share-Based Payment”, an amendment of FASB Statement No. 123. This proposed Statement addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the service period, which would normally be the vesting period.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

If the proposed statement were adopted by us as currently proposed, it would require that compensation expense be recorded for employee stock options vesting or granted subsequent to May 31, 2005. The ultimate impact on diluted earnings per share of expensing stock options will be dependent upon the final pronouncement issued by the FASB, the method to be used for valuation of stock options determined by us and the amount of future stock option grants.

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b (“FAS 106-b”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 10-6b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at June 30, 2004.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2004 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

NOTE 4:    PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2004		December 31, 2003
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$443,960	$380,441	$423,177	$337,604	5 years
Leasehold improvements	3,299	2,382	3,299	2,052	5 years
Computer software	274,167	258,826	269,869	235,196	3 years
Office furniture	52,950	39,908	52,950	34,613	5 years

	$774,376	$681,557	$749,295	$609,465

Depreciation expense for the six months ended June 30, 2004 and 2003 was $72,092 and $73,701 respectively.

NOTE 5:    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at June 30, 2004 and December 31, 2003:

	06/30/04	12/31/03
Accounts payable	$347,738	$255,890
Accrued payroll and related costs	85,314	15,479
Other accrued expenses	176,427	236,927
Accrued interest	130,394	218,335
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$867,392	$854,150

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2003 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6:    EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 45,936,065 have been omitted from the calculation of dilutive EPS for the six months ended June 30, 2004. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	The Six Months Ended June 30, 2004			The Six Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,368,509)	19,186,145	$(0.07)	$(1,605,295)	12,420,836	$(0.13)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,368,509)	19,186,145	$(0.07)	$(1,605,295)	12,420,836	$(0.13)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

	The Three Months Ended June 30, 2004			The Three Months Ended June 30, 2003
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(760,554)	19,681,475	$(0.04)	$(763,685)	12,822,953	$(0.06)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(760,554)	19,681,475	$(0.04)	$(763,685)	12,822,953	$(0.06)

NOTE 7:    NOTES PAYBLE

At June 30 2004, the Company owed $2,246,669 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Note Holder	Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term

Guus van Kesteren	6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
Magnolia Private Fnd.	6/30/2004	10/31/2006	9.0%	596,052	0	596,052
Nico Letschert	7/31/2002	10/31/2005	9.0%	10,000	0	10,000
Nico Letschert	9/3/2002	10/31/2005	9.0%	10,000	0	10,000
Randall Smith	11/25/2002	1/31/2005	9.0%	6,000	6,000	0
Cornelis Wit	6/30/2004	10/31/2006	9.0%	483,984	0	486,984
Guy Brissette	12/30/2002	1/31/2005	9.0%	100,000	100,000	0
Noesis Capital	6/30/2004	10/31/2006	9.0%	450,875	0	450,875
Carel Letschert	11/7/2003	1/31/2005	9.0%	25,000	25,000	0
Noesis NV	1/30/2004	1/31/2006	9.0%	100,000	0	100,000
Noesis NV	6/17/2004	1/31/2006	9.0%	50,000	0	50,000
Wim Letschert	6/30/2004	1/31/2006	9.0%	50,000	0	50,000

				$2,246,669	$131,000	$2,118,669

NOTE 8:    CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of June 30, 2004 approximately $487,500 of the Convertible Notes had been converted into 390,000 shares of common stock of the Company leaving an outstanding principal balance of $375,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

The Company is currently in default on principal and interest payments owed totaling $505,285 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:    COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2004 are as follows:

2004	$54,168
2005	54,522
2006	0
2007	0
2008	0

Total	$108,690

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $75,782 and $75,282 for the six months ended June 30, 2004 and 2003.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2001, we entered into a three-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $161,500 as of January 1, 2004 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Linares was granted an aggregate of 210,000 options under our 1998 Stock Incentive Plan. The options, which vest 70,000 on the date of the employment agreement, 70,000 on September 30, 2002, and 70,000 on September 30, 2003, are exercisable at the market price plus 10% per share or $0.43 per share, for five years from the date of vesting. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

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

FINANCIAL ADVISORY AGREEMENT

During March 2002, the Company entered into a one-year financial advisory agreement with Noesis Capital to assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees during the one-year term of the agreement. The advisory agreement was extended on May 11, 2004 for a term that will expire on December 31, 2005.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

NOTE 10:    RELATED PARTY TRANSACTIONS

Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp., a NASD member firm, has served as placement agent for us in six private placements of securities which occurred between September 1999 and June 2004. Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp.

Between February 2001 and July 2001, we borrowed an aggregate of $190,000 from Guus van Kesteren under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. This note was amended in June 2004 extending the maturity date to October 2006.

During March 2002, we borrowed $2,341 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, we borrowed $6,000 without interest from Mr. Smith on November 25, 2002. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005.

In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in June 2004 extending the maturity date to October 31, 2006.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in June 2004 extending the maturity date to October 31, 2006.

In March 2003, we borrowed $2,600 from Cornelis Wit, our Chief Executive Officer and President and a member of our board of directors. This amount was repaid without interest on April 3, 2003.

From June to November 2003 we borrowed $262,000 from Cornelis Wit, our President and Chief Executive Officer, and a member of our board of directors. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2005 to October 31, 2005. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% interest payable on October 31, 2006.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

From February to June 2004, the Company borrowed $106,000 from Guus van Kesteren, a Company Director. These amounts were borrowed under promissory notes bearing interest at 9% per anum with maturity dates ranging from January 31, 2006 to October 31, 2006. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% interest payable on October 31, 2006.

From January to June 2004, the Company borrowed $153,500 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2006 to October 31, 2006. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% interest payable on October 31, 2006.

On June 30, 2004, the Company amended and restated two notes payable owed to Magnolia Private Foundation. The new amount, $590,052, which includes $110,126 in accrued interest, bears interest at 9% per annum and is payable on October 31, 2006.

On June 30, 2004, the Company amended and restated note payable owed to Noesis Capital Corp. The newly issued note payable included the principal due on the original note dated June 30, 2003, the accrued interest of $22,875, amounts due for Placement Agent services rendered in the amount of $90,000 and amounts accrued under a financial services consulting agreement of $88,000. The new amount, $450,875 bears interest at 9% per annum and is payable on October 31, 2006.

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

As of June 30, 2004 we had the following outstanding securities:

•	20,079,277 shares of common stock issued and outstanding;

•	16,751,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	131,250 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

Preferred Stock Arrearges

There were arrearages of $392,721 and $290,322 on the Series A Preferred Stock for undeclared dividends as of June 30, 2004 and December 31, 2003.

There were arrearages of $419,141 and $365,930 on the Series B Preferred Stock for undeclared dividends as of June 30, 2004 and December 31, 2003.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

There were arrearages of $457,220 and $322,730 on the Series C Preferred Stock for undeclared dividends as of June 30, 2004 and December 31, 2003.

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

The Company’s share option activity and related information is summarized below:

	Six months ended June 30, 2004		Year ended December 31, 2003
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Options		Options
Outstanding at beginning of period	3,593,500	$0.83	2,785,039	$1.00
Granted	317,270	$0.25	1,471,000	$0.25
Exercised	-0-	$0.00	40,000	$0.25
Cancelled	223,000	$0.29	622,539	$0.27

Outstanding at end of period	3,687,770	$0.68	3,593,500	$0.83

Exercisable at end of period	3,190,770	$0.57	3,099,500	$0.53

The following table summarizes information about stock options outstanding at June 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	3,102,770	4.12	$0.30	2,605,770	$0.31
$0.50 - $0.80	257,000	5.77	$0.54	257,000	$0.54
$1.00 - $2.75	328,000	1.12	$2.09	328,000	$2.09

Accounting for Stock Based Compensation

At June 30, 2004, the Company has one stock-based compensation plan which is described more fully above. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

	Six months Ended June 30,
(in thousands, except for per share data)	2004	2003
Net loss available to common stockholders
As reported	$(1,369)	$(1,605)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,688)	(9,146)

Pro forma net loss available to common stockholders	$(11,057)	$(10,751)

Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic and diluted	19,186	12,420

Basic and diluted net loss per share
As reported	$(0.07)	$(0.13)

Pro forma	$(0.58)	$(0.87)

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	Six months Ended June 30,
	2004	2003
Risk-free interest rate	2.07%	5.00%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	115.0%	150.0%
Dividend yield	0%	0%

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

NOTE 13:    INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	6/30/04	6/30/03
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(405,805)	(375,637)

	(405,805)	(375,637)

Valuation allowance	405,805	375,637

Total tax expense (benefit)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	6/30/04	12/31/03
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	6,647,351	6,241,546

Gross deferred tax assets	6,931,049	6,525,244

Valuation allowance	(6,931,049)	(6,525,244)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $17,652,938. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through June 30, 2004.

NOTE 14:    SUBSEQUENT EVENTS

The Company had a recorded liability of $132,506 at June 30, 2004 for federal employment taxes. The Company had fully satisfied the liability as of August 16, 2004.

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

Overview

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations, and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. Medical Error Reporting System (“MERS-TH”) is being co-developed with Columbia University. MERS-TH has been designed to provide U.S. and European hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. All of our personnel are involved in the development and marketing of TrialMaster and MERS-TH.

The Six months Ended June 30, 2004 Compared With the Six months Ended June 30, 2003

Results of Operations

Revenues for the six months ended June 30, 2004 were $441,051 compared to $333,550 for the same period in 2003, an increase of 32.2%. The revenue increase can be attributed to an incremental increase in per project revenue. The market has accepted EDC services as an efficient method of collecting clinical trial data. Current estimates place total market penetration at approximately 25% of all trials. EDC use has become more prevalent and trial sponsors are now analyzing the merits of each EDC provider’s package of products and services. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors.

We are building upon the momentum from fiscal 2003 through the acquisition of new clients and via repeat engagements with existing clients. We are placing emphasis on broadening the market segments that we market our products to. As part of this strategy we are continuing to seek strategic partnerships with CRO’s. Working with CRO’s brings our services to their built-in client base and allows us to leverage their sales efforts by bundling TrialMaster as part of their service offerings. Conversely, we can provide the CRO potential new clients for their non-data collection services. CRO’s became more receptive to the EDC process during 2003 and we expect their adoption rate to continue increasing. We believe that the adoption of EDC by CRO’s is a significant factor to the overall success of EDC as a data collection tool. The broadened marketing horizon provides us some insulation from downturns in any specific segment for clinical trial services and also affords us some ability to cross-market services between our different clients. We expect the adoption rate to increase as clinical trial sponsors continue seeking methods to reduce their R & D costs and more importantly as they continue seeking a way to make the clinical trial process more efficient.

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

We expect to begin marketing our new EDC product, MERS-TH, during 2005 in concert with InCHOIR, Columbia University’s academic research organization. The Medical Event Reporting System (MERS-TH) is an event reporting system that is being developed for hospitals and medical centers to collect, classify, and analyze events that could potentially compromise patient safety. MERS-TH provides the opportunity to study and monitor both actual and near-miss events to facilitate process improvement efforts. MERS-TH is being developed in conjunction with Columbia University and will be marketed by both of us to hospital and medical centers in the U.S. and Europe initially.

Cost of goods sold increased to $130,157 in 2004 compared to $95,334 in 2003. Cost of goods sold were approximately 29.5% of sales in 2004 compared to 28.6% in fiscal 2003. The increase in expense can be attributed to the use of two more programmers in our production function. During the six months ended June 30, 2004 approximately 45% of our cost of good sold was attributable to the development of MERS-TH. We expect the development efforts of MERS-TH to curtail during the second half of 2004. This should allow us to improve our gross margins since we will be able to allocate a greater portion of our programmer’s efforts towards R & D related functions. We also used the services of a third party vendor on a European clinical trial conducted during 2003-2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect labor costs to remain at approximately 25% of sales. TrialMaster V3.0, the latest release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net® framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 65.8% of total Other Expenses for the first six months of 2004. Salaries and related expenses totaled $914,608 in 2004 compared to $916,943 in 2003, a decrease of .3%. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have two out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2004. We will look to selectively add experienced sales and marketing personnel in 2004 in an effort to increase our market penetration and to continue broadening our client base.

Rent expense increased by $500 in 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $95,832 in 2004 compared with $31,517 during the first six months of 2004 and fiscal 2003, an increase of approximately $64,315. The 2003 amount includes a credit of approximately $52,000 relating to the settlement of legal fees incurred during 2002. We expect on-going legal and professional fees to approximate what was experienced during the first half of 2004.

Selling, general and administrative expenses (“SGA”) were $72,580 during 2004 compared to $67,463 in 2003, an increase of 7.6%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity marketing, selling, public relations and advertising activities.

Net interest expense was $88,900 during 2004 versus $58,421 in fiscal 2003 an increase of $30,480 or 52.2%. We have used debt financing during late 2003 and early 2004 to satisfy our working capital needs. During this period we issued $872,099 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

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

We sold common stock during the first half of 2003 and we issued an additional 700,000 warrants to those investors. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of June 30, 2003.

There were arrearages of $102,400 in 5% Series A Preferred Stock dividends, $53,211 in Series B Preferred Stock dividends and $134,490 in Series C Preferred Stock dividends at June 30, 2004, compared with arrearages of $101,837 in 5% Series A Preferred Stock dividends, $79,342 in Series B Preferred Stock dividends and $129,956 in Series C Preferred Stock dividends at June 30, 2003. We deducted $290,101 and $311,135 from Net Income (Loss) Attributable to Common Stockholders’ for the six months ended June 30, 2004 and June 30 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three months Ended June 30, 2004 Compared With the Three months Ended June 30, 2003

Results of Operations

Revenues for the three months ended June 30, 2004 were $174,490 compared to $132,420 for the same period in 2003, an increase of 31.8%. The revenue increase can be attributed to an incremental increase in per project revenue.

The visibility of the EDC niche increased markedly during the first half of 2004. The biggest company in the EDC market, PhaseForward, completed an IPO and several other competitors were able to raise funds via private placements of their equity. This visibility in the investment community is likely to continue attracting capital to the segment. We believe that attention from the investment community is a good indicator that the EDC market will continue to attract capital and that industry growth is sustainable.

Cost of goods sold increased to $59,969 for the three months ended June 30, 2004 compared to $48,227 for the comparable period in 2003. Cost of goods sold were approximately 34.4% of sales in 2004 compared to 36.4% in fiscal 2003. The increase in expense can be attributed to the use of two more programmers in our production function.

Salaries and related expenses are our biggest expense at 64.6% of total Other Expenses for the three months ended June 2004. Salaries and related expenses totaled $472,627 in 2004 compared to $465,856 in 2003, an increase of 1.5%.

Rent expense decreased by $677 for the three months ended June 30, 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $61,578 for the three months ended June 30, 2004 compared with $6,764 during the comparable period in fiscal 2003, an increase of approximately $54,813. The 2003 amount includes a credit of approximately $52,000 relating to the settlement of legal fees incurred during 2002. We expect on-going legal and professional fees to approximate what was experienced during the first half of 2004.

Selling, general and administrative expenses (“SGA”) were $33,619 for the three months ended June 30, 2004 compared to $34,272 for the comparable period in 2003, a decrease of 1.9%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We do expect to increase the overall dollar volume spent on SGA as we increase our revenue base and step-up our overall activity marketing, selling, public relations and advertising activities.

Net interest expense was $46,313 during 2004 versus $29,310 for the three months ended June 30, 2004 and June 30, 2003, an increase of $17,004, or 58.0%. We have used debt financing during late 2003 and early 2004 to satisfy our working capital needs. During this period we issued $538,099 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

There were arrearages of $51,200 in 5% Series A Preferred Stock dividends, $25,537 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at June 30, 2004, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $39,890 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at June 30, 2003. We deducted $143,982 and $158,335 from Net Income (Loss) Attributable to Common Stockholders’ for the three months ended June 30, 2004 and June 30 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents increased by $52,247 from $1,977 to $54,224 at June 30, 2004. This was the result of cash provided by financing activities of $1,061,599 offset by cash used in operating activities of approximately $984,271 and $25,081 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,078,408 offset by non-cash expenses of $114,663 and approximately $707,000 we raised through the issuance of debt and equity securities offset by $25,081 used in investing activities and decreases in cash of $20,527 from changes in working capital accounts.

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

We are currently in arrears on principal and interest payments owed totaling $505,285 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

The Company had a recorded liability of $132,506 at June 30, 2004 for federal employment taxes. The Company had fully satisfied the liability as of July 31, 2004.

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

From April 2004 through June 2004 we sold an aggregate of 1,100,000 shares of our common stock for gross proceeds of $275,000. We accrued $27,500 in transaction fees leaving net proceeds to us of $247,500.

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

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2004. We improved our sales staff during the latter half of fiscal 2002 and expect to increase the level of resources utilized in the sales and marketing areas. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2004, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their report regarding our ability to continue as a going concern in their report dated February 6, 2004.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of Proposed Statement of Financial Accounting Standards, “Share-Based Payment”, an amendment of FASB Statement No. 123. This proposed Statement addresses the accounting for transactions in which an enterprise exchanges its equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the service period, which would normally be the vesting period.

If the proposed statement were adopted by us as currently proposed, it would require that compensation expense be recorded for employee stock options vesting or granted subsequent to May 31, 2005. The ultimate impact on diluted earnings per share of expensing stock options will be dependent upon the final pronouncement issued by the FASB, the method to be used for valuation of stock options determined by us and the amount of future stock option grants.

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b (“FAS 106-b”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 10-6b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at June 30, 2004.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104). SAB 104 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 104 the Company will periodically record deferred revenues relating to advance payments in contracts.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being June 30, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

From April 2004 through June 2004, we sold an aggregate of 1,100,000 shares of our common stock resulting in gross proceeds of $275,000. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $22,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $5,500. In addition we will issue a warrant to purchase at $0.25 per share, 10% of the shares sold, or 110,000 shares of our common stock. We will estimate the fair value of the warrants granted to Noesis Capital using the Black-Scholes option pricing model.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual stockholders’ meeting in Davie, Florida on July 30, 2004. Stockholders voted:

1.	To elect five directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors;

3.	To approve an amendment to our 1998 Stock Incentive Plan for the purpose of increasing the number of shares reserved for issuance by 2,500,000 shares to a total of 7,500,000.

4.	With a majority (54%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	25,114,708	100	498,251
Cornelis F. Wit	25,114,708	100	498,251
Guus van Kesteren	25,114,708	100	498,251
Matthew D. Veatch	25,114,708	100	498,251
Charles E. Leonard	25,114,708	100	498,251

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	25,114,708	500	497,851

Proposal 3.	For	Against	Abstain
To approve an amendment to our 1998 Stock Incentive Plan for the purpose of increasing the number of shares reserved for issuance by 2,500,000 shares to a total of 7,500,000.	21,891,102	7,007	498,039

ITEM 5. OTHER INFORMATION

On May 15, 2004 the company appointed Mr. Charles E. Leonard to its Board of Directors. Mr. Leonard served as Chairman and CEO of Solucient LLC a leading provider of health information services to the provider and pharmaceutical markets from 2001 to 2004. During the period 1989 to 2001 Mr. Leonard served as Senior Vice President and then President of VNU Marketing Services. Mr. Leonard also worked for the Dun & Bradstreet Corp., E.I. DuPont, and the management consulting firm Wm. E. Hill. At E.I. DuPont he led the commercial justification of TYVEK Spunbonded products. He serves on the board of directors of All Recipes.COM; Innovative Systems, Inc; Solucient LLC; and has recently finished a 3 year term on the SBE advisory committee of the National Science Foundation. Mr. Leonard is a graduate of the Wharton School with an MBA in marketing and finance, Massachusetts Institute of Technology with a bachelor’s degree in management and technology, and Middlebury College.

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

OmniComm Systems, Inc.
Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	August 13, 2004

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	August 13, 2004