Form 10QSB
period 2004-09-30
OMNICOMM SYSTEMS INC
filed 2004-11-12
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of September 30, 2004: 22,679,277 common stock $.001 par value.

FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	1
Consolidated Income Statements
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Controls and Procedures	25
PART II. OTHER INFORMATION	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	26
SIGNATURES	27
CERTIFICATIONS
Exhibit 10.9 Employment Agreement between the Company and Randall G. Smith, dated September 1, 2004
Exhibit 10.10 Employment Agreement between the Company and Ronald T. Linares, dated September 1, 2004
Exhibit 10.11 Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2004
Exhibit 10.12 Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated June 30, 2004
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

2

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$59,076	$1,977
Accounts receivable	69,723	112,026
Prepaid expenses	25,844	20,799

Total current assets	154,643	134,802

PROPERTY AND EQUIPMENT, net	56,879	139,830

OTHER ASSETS
Other assets	12,997	12,997

TOTAL ASSETS	$224,519	$287,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$936,230	$854,150
Accrued payroll taxes	132,891	111,159
10% Convertible Notes	375,000	375,000
Notes payable – current portion	125,000	-0-
Notes payable, related party – current portion	6,000	-0-
Deferred revenue	299,360	416,592

Total current liabilities	1,874,481	1,756,901
NOTES PAYABLE, net of current portion	1,316,927	880,926
NOTES PAYABLE RELATED PARTY, net of current portion	848,742	551,644

TOTAL LIABILITIES	4,040,150	3,189,471

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 103,750 and 157,500 issued and outstanding, respectively; liquidation preference $1,037,500 and $1,575,500, respectively	104	158

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 22,679,277 and 17,929,277 issued and outstanding, after deducting 669,777 and 669,777 shares of treasury stock, at $.001 par value, respectively	23,304	18,554
Additional paid in capital – preferred	8,240,948	8,778,394
Additional paid in capital – common	13,796,745	12,671,495
Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(25,581,423)	(24,032,562)
Deferred compensation	-0-	(42,572)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,815,631)	(2,901,842)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$224,519	$287,629

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(Unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2004	2003	2004	2003
Revenues	$686,839	$539,549	$245,788	$205,999
Cost of sales	192,274	151,613	62,117	56,279

Gross margin	494,565	387,936	183,671	149,720

Other expenses
Salaries, benefits and related taxes	1,343,308	1,301,348	428,700	384,405
Rent & occupancy expenses	114,593	108,455	38,811	33,173
Consulting – medical advisory	-0-	(53,385)	-0-	-0-
Consulting – marketing sales	-0-	2,239	-0-	-0-
Legal and professional fees	142,726	92,594	46,894	61,077
Travel	44,540	33,756	8,794	4,899
Telephone and internet	50,883	49,755	17,121	14,337
Selling, general and administrative	89,648	97,106	17,068	29,643
Interest expense, net	149,696	90,232	60,796	31,810
Depreciation and amortization	108,032	109,157	35,940	35,455

Total other expenses	2,043,426	1,831,257	654,124	594,799

(Loss) before taxes and preferred dividends	(1,548,861)	(1,443,321)	(470,453)	(445,079)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(1,548,861)	(1,443,321)	(470,453)	(445,079)

Preferred stock dividends in arrears Series A Preferred	(154,162)	(153,600)	(51,762)	(51,763)
Preferred stock dividends in arrears Series B Preferred	(77,334)	(119,671)	(24,123)	(40,329)
Preferred stock dividends in arrears Series C Preferred	(202,474)	(197,941)	(67,984)	(67,985)
Preferred stock dividends – deemed dividends	-0-	(409,919)	-0-	(113,998)

Total preferred stock dividends	(433,970)	(881,131)	(143,869)	(274,075)

Net income (loss) attributable to common stockholders	$(1,982,831)	$(2,324,452)	$(614,322)	$(719,154)

Net (loss) per share	$(0.10)	$(0.18)	$(0.03)	$(0.05)

Weighted average number of shares outstanding	19,883,109	12,928,214	21,198,842	13,911,951

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,548,861)	$(1,443,321)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	108,032	109,157
Amortization of deferred compensation	42,572	22,137
Change in assets and liabilities:
Accounts receivable	42,303	170,713
Prepaid expenses	(5,045)	(12,717)
Accounts payable and accrued expenses	103,812	(110,717)
Deferred revenue	(117,232)	47,458

Net cash provided by (used in) operating activities	(1,374,419)	(1,217,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(25,081)	(10,550)

Net cash provided by (used in) investing activities	(25,081)	(10,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	864,099	218,600
Proceeds from the issuance of common stock, net of issuance costs	592,500	567,000
Payments on notes payable	-0-	(2,600)
Issuance of Series C convertible preferred stock, net of issuance costs	-0-	265,265

Net cash provided by (used in) financing activities	1,456,599	1,048,265

Net increase (decrease) in cash and cash equivalents	57,099	(179,575)
Cash and cash equivalents at beginning of period	1,977	194,677

Cash and cash equivalents at end of period	$59,076	$15,102

	For the nine months ended September 30,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$-0-	$-0-

Non-cash Transactions
Conversion of Series B Preferred Stock into shares of common stock	$538,000	$-0-
Treasury stock repurchase of common stock for trade receivable	$-0-	$1,067

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2004

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

SEPTEMBER 30, 2004

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

INTANGIBLE AND OTHER ASSETS

Intangible assets are amortized on a straight-line basis over periods ranging from one to five years. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS 121. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If it is determined the carrying amount of the assets is permanently impaired then intangible assets are written down to fair value and the useful life of the asset may be changed prospectively. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. As of September 30, 2004, management believes no revision to the remaining useful lives or write-down of intangible assets is required.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2004, the Company had $299,360 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to approximately 5 years.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition (SAB 104)”. SAB 104 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 104 the Company will periodically record deferred revenues relating to advance payments in contracts. As of September 30, 2004, the Company had $299,360 in deferred revenue relating to contracts for services to be performed over periods ranging from 1 month to approximately 5 years.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $(680) and $3,301 for the nine months ended September 30, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 (“SFAS 86”) requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $393,946 in 2004 and $401,034 in 2003 for the nine months ended September 30, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 19,883,109 and 12,928,214 for the nine months ended September 30, 2004 and 2003, respectively and 21,198,842 and 13,911,951 for the three months ended September 30, 2004 and 2003, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 3,687,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at September 30, 2004. Stock warrants to purchase 16,751,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at September 30 2004. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

SEPTEMBER 30, 2004

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

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b (“FAS 106-b”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at September 30, 2004.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2004 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2004		December 31, 2003
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$443,960	$402,639	$423,177	$337,604	5 years
Leasehold improvements	3,299	2,547	3,299	2,052	5 years
Computer software	274,167	269,755	269,869	235,196	3 years
Office furniture	52,950	42,556	52,950	34,613	5 years

	$774,376	$717,497	$749,295	$609,465

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $108,032 and $109,157 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2004 and December 31, 2003:

	09/30/04	12/31/03
Accounts payable	$351,835	$255,890
Accrued payroll and related costs	59,260	15,479
Other accrued expenses	206,427	236,927
Accrued interest	191,189	218,335
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$936,230	$854,150

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2001 to 2004 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6:	EARNINGS PER SHARE

Basic earnings per shares (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 44,836,065 have been omitted from the calculation of dilutive EPS for the nine months ended September 30, 2004. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	The Nine Months Ended September 30, 2004			The Nine Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,982,831)	19,883,109	$(0.10)	$(2,324,452)	12,928,214	$(0.18)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,982,831)	19,883,109	$(0.10)	$(2,324,452)	12,928,214	$(0.18)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

	The Three Months Ended September 30, 2004			The Three Months Ended September 30, 2003
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(614,322)	21,198,842	$(0.03)	$(719,154)	13,911,951	$(0.05)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(614,322)	21,198,842	$(0.03)	$(719,154)	13,911,951	$(0.05)

NOTE 7:	NOTES PAYBLE

At September 30 2004, the Company owed $2,296,669 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Note Holder	Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
Guus van Kesteren	6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
Magnolia Private Fnd.	6/30/2004	10/31/2006	9.0%	596,052	0	596,052
Nico Letschert	7/31/2002	10/31/2005	9.0%	10,000	0	10,000
Nico Letschert	9/3/2002	10/31/2005	9.0%	10,000	0	10,000
Randall Smith	11/25/2002	1/31/2005	9.0%	6,000	6,000	0
Cornelis Wit	6/30/2004	10/31/2006	9.0%	483,984	0	483,984
Guy Brissette	12/30/2002	1/31/2005	9.0%	100,000	100,000	0
Noesis Capital	6/30/2004	10/31/2006	9.0%	450,875	0	450,875
Carel Letschert	11/7/2003	1/31/2005	9.0%	25,000	25,000	0
Noesis NV	1/30/2004	1/31/2006	9.0%	100,000	0	100,000
Noesis NV	6/17/2004	1/31/2006	9.0%	50,000	0	50,000
Wim Letschert	6/30/2004	1/31/2006	9.0%	50,000	0	50,000
Carel Letschert	7/29/2004	10/31/2006	9.0%	50,000	0	50,000

				$2,296,669	$131,000	$2,165,669

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of September 30, 2004 approximately $487,500 of the Convertible Notes had been converted into 390,000 shares of common stock of the Company leaving an outstanding principal balance of $375,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

The Company is currently in default on principal and interest payments owed totaling $514,735 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2004 are as follows:

2004	$22,629
2005	54,522
2006	0
2007	0
2008	0

Total	$77,151

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $114,593 and $108,455 for the nine months ended September 30, 2004 and 2003.

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

In September 2004, we entered into a one-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $181,500 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term.

In September 2004, we entered into a one-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $161,500 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

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

SEPTEMBER 30, 2004

(unaudited)

(continued)

NOTE 10:	RELATED PARTY TRANSACTIONS

Cornelis F. Wit, our President and Chief Executive Officer and a member of our board of directors served as President of Corporate Finance of Noesis Capital Corp. from March 1995 to September 2000. Noesis Capital Corp., a NASD member firm, has served as placement agent for us in six private placements of securities which occurred between September 1999 and September 2004. Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp.

Between February 2001 and July 2001, we borrowed an aggregate of $190,000 from Guus van Kesteren under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum, and with one half of the principal payable upon the closing of any financing by us resulting in gross proceeds in excess of $2,000,000, and the balance of the principal together with accrued interest payable no later than August 30, 2003. This note was amended in September 2004 extending the maturity date to October 2006.

During March 2002, we borrowed $2,341 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, we borrowed $6,000 without interest from Mr. Smith on November 25, 2002. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005.

In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

In March 2003, we borrowed $2,600 from Cornelis Wit, our Chief Executive Officer and President and a member of our board of directors. This amount was repaid without interest on April 3, 2003.

From September to November 2003 we borrowed $262,000 from Cornelis Wit, our President and Chief Executive Officer, and a member of our board of directors. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2005 to October 31, 2005. These notes were amended and restated on September 30, 2004 under the terms of a new note bearing interest at 9% interest payable on October 31, 2006.

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

SEPTEMBER 30, 2004

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

As of September 30, 2004 we had the following outstanding securities:

•	22,679,277 shares of common stock issued and outstanding;

•	16,751,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding, convertible into 2,810,149 shares of common stock

•	103,750 shares of our Series B Preferred Stock issued and outstanding; convertible into 4,150,000 shares of common stock

•	337,150 shares of our Series C Preferred Stock issued and outstanding; convertible into 13,486,000 shares of common stock

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes, convertible into 300,000 shares of common stock

Preferred Stock Arrearges

There were arrearages of $444,484 and $290,322 on the Series A Preferred Stock for undeclared dividends as of September 30, 2004 and December 31, 2003.

There were arrearages of $443,264 and $365,930 on the Series B Preferred Stock for undeclared dividends as of September 30, 2004 and December 31, 2003.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

There were arrearages of $525,204 and $322,730 on the Series C Preferred Stock for undeclared dividends as of September 30, 2004 and December 31, 2003.

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

The Company’s share option activity and related information is summarized below:

	Nine months ended September 30, 2004		Year ended December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,593,500	$0.83	2,785,039	$1.00
Granted	317,270	$0.25	1,471,000	$0.25
Exercised	-0-	$0.00	40,000	$0.25
Cancelled	223,000	$0.29	622,539	$0.27

Outstanding at end of period	3,687,770	$0.68	3,593,500	$0.83

Exercisable at end of period	3,203,270	$0.57	3,099,500	$0.53

The following table summarizes information about stock options outstanding at September 30, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	3,102,770	3.87	$0.30	2,618,770	$0.31
$0.50 - $0.80	257,000	5.51	$0.54	257,000	$0.54
$1.00 - $2.75	328,000	0.87	$2.09	328,000	$2.09

Accounting for Stock Based Compensation

At September 30, 2004, the Company has one stock-based compensation plan which is described more fully above. The Company accounts for its plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or above the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

	Nine months Ended September 30,
(in thousands, except for per share data)	2004	2003
Net loss available to common stockholders As reported	$(1,983)	$(2,324)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,688)	(9,378)

Pro forma net loss available to common stockholders	$(11,671)	$(11,702)

Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic and diluted	19,883	12,928

Basic and diluted net loss per share
As reported	$(0.10)	$(0.18)

Pro forma	$(0.59)	$(0.91)

The estimated fair value of each OmniComm option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	Nine months Ended September 30,
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

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	9/30/04	9/30/03
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(582,836)	(543,122)

	(582,836)	(543,122)

Valuation allowance	582,836	543,122

Total tax expense (benefit)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(unaudited)

(continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	9/30/04	12/31/03
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	6,824,382	6,241,546

Gross deferred tax assets	7,108,080	6,525,244

Valuation allowance	(7,108,080)	(6,525,244)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $18,123,391. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through September 30, 2004.

NOTE 14:	SUBSEQUENT EVENTS

The Company had a recorded liability of $132,891 at September 30, 2004 for federal employment taxes. The Company had fully satisfied the liability as of November 12, 2004.

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

The Nine months Ended September 30, 2004 Compared With the Nine months Ended September 30, 2003

Results of Operations

Revenues for the nine months ended September 30, 2004 were $686,839 compared to $539,549 for the same period in 2003, an increase of 27.3%. The revenue increase can be attributed to an incremental increase in per project revenue. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors.

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

Cost of goods sold increased to $192,274 in 2004 compared to $151,613 in 2003. Cost of goods sold were approximately 28.0% of sales in 2004 compared to 28.1% in fiscal 2003. Salaries have increased during 2004 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2003-2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

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

Salaries and related expenses are our biggest expense at 65.7% of total Other Expenses for the first nine months of 2004. Salaries and related expenses totaled $1,343,308 in 2004 compared to $1,301,348 in 2003, an increase of 3.2%. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have two out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent expense increased by $6,138 during the first nine months of 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $142,726 in 2004 compared with $92,594 during the first nine months of 2004 and fiscal 2003, respectively, an increase of approximately $50,132. The 2003 amount includes a credit of approximately $52,000 relating to the settlement of legal fees incurred during 2002. We expect on-going legal and professional fees to approximate what was experienced during the first nine months of 2004.

Selling, general and administrative expenses (“SGA”) were $89,648 during 2004 compared to $97,106 in 2003, a decrease of 7.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. Included in the 2004 results of operations was the recovery of $20,000 of a previously impaired investment we made in Medical Network AG EMN, a Swiss healthcare related technology company. We originally established a 100% valuation allowance on our $355,000 investment during fiscal 2000. We do not expect to recover any additional funds from our investment in the future.

Net interest expense was $149,696 during 2004 versus $90,232 in fiscal 2003 an increase of $59,464 or 65.9%. We have used debt financing during 2004 to satisfy our working capital needs. During this period we issued $864,099 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

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

We issued 496,950 warrants to the placement agent of our Series Preferred C Stock as part of their compensation. The warrants were valued at $113,998 utilizing the Black-Scholes model. We recognized a deemed dividend on preferred stock of $113,998 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity as of September 30, 2003.

There were arrearages of $154,162 in 5% Series A Preferred Stock dividends, $77,334 in Series B Preferred Stock dividends and $202,474 in Series C Preferred Stock dividends at September 30, 2004, compared with arrearages of $153,600 in 5% Series A Preferred Stock dividends, $119,671 in Series B Preferred Stock dividends and $197,941 in Series C Preferred Stock dividends at September 30, 2003. We deducted $433,970 and $471,212 from Net Income (Loss) Attributable to Common Stockholders’ for the nine months ended September 30, 2004 and September 30 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three months Ended September 30, 2004 Compared With the Three months Ended September 30, 2003

Results of Operations

Revenues for the three months ended September 30, 2004 were $245,788 compared to $205,999 for the same period in 2003, an increase of 19.3%. The revenue increase can be attributed to an incremental increase in per project revenue.

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

Cost of goods sold increased to $62,117 for the three months ended September 30, 2004 compared to $56,279 for the comparable period in 2003. Cost of goods sold were approximately 25.3% of sales in 2004 compared to 27.3% in fiscal 2003.

Salaries and related expenses are our biggest expense at 65.5% of total Other Expenses for the three months ended September 2004. Salaries and related expenses totaled $428,700 in 2004 compared to $384,405 in 2003, an increase of 11.5%

Rent expense increased by $5,638 for the three months ended September 30, 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $46,895 for the three months ended September 30, 2004 compared with $61,077 during the comparable period in fiscal 2003, a decrease of approximately $14,812. We expect on-going legal and professional fees to approximate what was experienced during the first half of 2004.

Selling, general and administrative expenses (“SGA”) were $17,068 for the three months ended September 30, 2004 compared to $29,643 for the comparable period in 2003, a decrease of 42.4%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. Included in the 2004 results of operations was the recovery of $20,000 of a previously impaired investment we made in Medical Network AG EMN, a Swiss healthcare related technology company. We originally established a 100% valuation allowance on our $355,000 investment during fiscal 2000. We do not expect to recover any additional funds from our investment in the future.

Net interest expense was $60,796 during 2004 versus $31,810 for the three months ended September 30, 2004 and September 30, 2003, respectively, an increase of $28,986, or 91.1%. We have used debt financing during 2004 to satisfy our working capital needs. During the first nine months of 2004 we issued $864,099 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

There were arrearages of $51,762 in 5% Series A Preferred Stock dividends, $24,123 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends at September 30, 2004, compared with arrearages of $51,763 in 5% Series A Preferred Stock dividends, $40,329 in Series B Preferred Stock dividends and $67,985 in Series C Preferred Stock dividends at September 30, 2003. We deducted $143,869 and $160,077 from Net Income (Loss) Attributable to Common Stockholders’ for the three months ended September 30, 2004 and September 30 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents increased by $57,099 from $1,977 to $59,076 at September 30, 2004. This was the result of cash provided by financing activities of $1,456,599 offset by cash used in operating activities of approximately $1,374,419 and $25,081 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,548,861 offset by non-cash expenses of $150,604 and approximately $1,456,999 we raised through the issuance of debt and equity securities offset by $25,081 used in investing activities and increases in cash of $23,839 from changes in working capital accounts.

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

We are currently in arrears on principal and interest payments owed totaling $514,735 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

The Company had a recorded liability of $132,891 at September 30, 2004 for federal employment taxes. The Company had fully satisfied the liability as of November 12, 2004.

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

From April 2004 through September 2004 we sold an aggregate of 2,600,000 shares of our common stock for gross proceeds of $650,000. We accrued $57,500 in transaction fees leaving net proceeds to us of $592,500.

Our selling efforts include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and two of the largest CRO’s. We began providing services to some of these entities during 2003. These contracts should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Obtaining contracts with clients of this size and reputation will also increase the credibility of the company.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2004 and fiscal 2005. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2004, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their report regarding our ability to continue as a going concern in their report dated February 6, 2004.

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

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b (“FAS 106-b”) “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FAS 106-b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at September 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being September 30, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 2004 through September 2004, we sold an aggregate of 2,600,000 shares of our common stock, pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”), resulting in gross proceeds of $650,000 to non-US persons, as that term is defined in Rule 901 of Regulation S. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $46,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $11,500. In addition we will issue a warrant to purchase at $0.25 per share, 10% of the shares sold, or 260,000 shares of our common stock. At such time that warrant is issued, we will estimate the fair value of the warrants granted to Noesis Capital using the Black-Scholes option pricing model. Each certificate evidencing securities issued in the foregoing transaction included a legend to the effect that the securities were not registered under the Act, and could not be resold absent registration or the availability of an applicable exemption therefrom.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.9	Employment Agreement between the Company and Randall G. Smith, dated September 1, 2004

10.10	Employment Agreement between the Company and Ronald T. Linares, dated September 1, 2004

10.11	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2004

10.12	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated June 30, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	November 12, 2004

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	November 12, 2004

Exhibit Index

EXHIBIT NO.	DESCRIPTION
10.9	Employment Agreement between the Company and Randall G. Smith, dated September 1, 2004

10.10	Employment Agreement between the Company and Ronald T. Linares, dated September 1, 2004

10.11	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2004

10.12	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated June 30, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes