Form 10KSB
period 2004-12-31
OMNICOMM SYSTEMS INC
filed 2005-03-31
CIK 1034592

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $1,128,711 for the 12 months ended December 31, 2004.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing price of the registrant’s common stock on March 18, 2005 is approximately $5,862,306. The common stock is traded over-the counter. As of March 18, 2005, 25,365,972 shares of the Registrant’s Common Stock were outstanding of which 1,916,749 shares were held by affiliates.

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

Transitional Small Business Disclosure Form (check one):    Yes  ☐    No  ☒

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

When used in this Annual Report, the terms “ we,” “our,” “us,” and “OmniComm” refers to OmniComm Systems, Inc., a Delaware corporation and its subsidiaries OmniCommerce Systems, Inc., WebIPA, Inc. and OmniTrial, B.V.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO’s”), academic research institutions and other clinical trial sponsors. TrialMaster®, our Web-based software, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. TrialMaster allows our clients to automate crucial portions of the clinical trial data collection process. Clinical trial sponsors can review, monitor, and analyze the data remotely and in real time. We believe TrialMaster provides our clients an opportunity to more efficiently manage the data collection process thereby allowing crucial new medical therapies to reach market more quickly and profitably.

Background and History

OmniComm Systems, Inc. was originally organized as Coral Development Corp., under the laws of the State of Delaware, on November 19, 1996 by Modern Technology Corp. (“Modern”). Modern originally completed a “blind pool/blank check” offer pursuant to Rule 419 by having Modern distribute Coral Development shares as a dividend to Modern shareholders. On February 17, 1999, OmniComm Systems, Inc., a company organized under the laws of the State of Florida as the Premisys Group, Inc. on March 4, 1997, merged with Coral Development. Coral Development was the surviving entity post-merger. The merged entity changed its name to OmniComm Systems, Inc.

Industry Background

Global research and development (“R & D”) expenditures by the pharmaceutical industry reached an estimated $66 billion in 2004, with approximately 80% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Approximately 8.5% of the total R & D costs are spent on data management.

Pre-clinical and clinical trials historically were performed almost exclusively by in-house personnel at the major pharmaceutical companies. Over the last two decades, clinical trial sponsors have transitioned to a model that includes the outsourcing of clinical trial management to CRO’s.

We believe that certain industry and regulatory trends summarized below have led pharmaceutical, biotechnology and medical device companies to increase R & D for proprietary new drugs and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control costs.

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

Increasingly Complex and Stringent Regulation. Increasingly complex and stringent regulatory requirements have increased the volume and quality of data required for regulatory filings and escalated the demand for real- time, high- accuracy data collection and analysis during the drug development process.

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

Growth of Biotechnology Industry. The biotechnology industry and the number of drugs produced by it which require U.S. Food and Drug Administration (“FDA”) approval have grown substantially over the past decade.

These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

Market Opportunity

Clinical trials are the critical component in bringing a drug or medical device to market. All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process. Many clinical trials continue to be conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solutions significantly reduce costs, improve data quality and expedite results. The data integrity, system reliability, management control and auditable quality of TrialMaster will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $11 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Prilosec™.

•	Of 5,000 screened chemical compounds approximately 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers

•	According to a 2004 PhRMA report, the average drug approved for sale by the FDA cost approximately $800,000,000 to bring to market.

Included in the above cost analysis of bringing a new medicine to market are expenses of project failures and the impact that long development times have on investment costs. The estimate also accounts for out-of-pocket discovery and preclinical development costs, post-approval marketing studies and the cost of capital. Lengthening development times caused by complex disease targets and a more intensive regulatory process have more than tripled the cost of developing a drug over the past 15 years. The estimates which were published as part of a Tuft University study cite that many factors are driving up development costs, including a greater emphasis on developing treatments for chronic diseases, the increasing size of trials and the rising cost of recruiting subjects.

Clinical Trial Overview

The clinical development cycle refers to the stage of the drug development process where pharmaceutical and biotechnology companies test products in human clinical trials in an effort to gain regulatory approval and begin commercialization. The drug development process encompasses a number of distinct, sequential stages, however, clinical development has the greatest impact on the duration of the overall clinical development process The clinical development process is subject to rigorous regulation by the U.S. federal government and related regulatory authorities such as the FDA, as well as by foreign governments and regulatory authorities, if drugs, biological products or medical devices are tested or marketed abroad. Clinical development has become more complex and time consuming as a result of increasing regulatory demands for additional patients and better procedures during clinical trials to assess product safety and efficacy.

Clinical development of a drug in the United States begins with the filing of an Investigational New Drug Application, or IND, with the FDA. After the IND review period and approval, the entity conducting the clinical trial will initiate human clinical trials, typically broken down into three distinct but overlapping phases involving numerous clinical trials within each phase. A pre-clinical phase is conducted prior to clinical development for the purpose of animal testing. In addition, a fourth phase is conducted following clinical development and drug approval to support changes to the drug label and advertising claims as well as to assess the economic benefit of specific therapies. The following is an overview of the process that is generally undertaken to bring a drug or device to market:

(1) Preclinical Research (Approximately 6 years). In vitro (“test tube”) and animal studies are used to establish the relative toxic and pharmacological effects of the drug over a wide range of doses. If results warrant continuing development of the drug, the manufacturer will file an IND (Investigational New Drug Application), upon which the FDA may grant permission to begin human trials.

(2) Clinical Trials (Approximately 6 years)

a. Phase I (1 year). Basic safety and pharmacology testing is conducted in 20 to 80 human subjects, usually healthy volunteers. Testing includes studies to determine how the drug works, how it is affected by other drugs, where it goes in the body, how long it remains active, and how it is broken down and eliminated from the body. An average of 21 clinical trials are conducted during Phase I testing.

b. Phase II (2 years). Basic efficacy (effectiveness) and dose-range testing is conducted in 100 to 300 afflicted volunteers to help determine the best effective dose, confirm that the drug works as expected, and provide additional safety data. An average of six clinical trials are conducted during Phase II testing.

c. Phase III (2 to 3 years). Efficacy and safety studies are conducted with 1,000 to 5,000 patients participating at multiple investigational sites (hospitals and clinics) which can be placebo-controlled trials, in which the new drug is compared with a placebo or studies comparing the new drug with one or more drugs with established safety and efficacy profiles in the same therapeutic category. An average of 10 clinical trials are conducted during Phase III testing.

d. Treatment Investigational New Drug (“TIND”) (may span late Phase II, Phase III, and FDA review). When results from Phase II or Phase III show special promise in the treatment of a serious condition for which existing therapeutic options are limited or of minimal value, the FDA may allow the manufacturer to make the new drug available to a larger number of patients through the regulated mechanism of a TIND. Although less scientifically rigorous than a controlled clinical trial, a TIND may enroll and collect a substantial amount of data from tens of thousands of patients.

e. New Drug Application (“NDA”) Preparation and Submission. Upon completion of Phase III trials, the manufacturer assembles the statistically analyzed data from all phases of development into a single large document, the NDA, which comprises, on average, 100,000 pages.

f. FDA Review & Approval (1 to 1.5 years). Careful scrutiny of data from all phases of development (including a TIND) is used to confirm that the manufacturer has complied with regulations and that the drug is safe and effective for the specific use (or “indication”) under study.

g. Post-Marketing Surveillance and Phase IV Studies. Federal regulation requires the manufacturer to collect and periodically report to the FDA additional safety and efficacy data on the drug for as long as the manufacturer markets the drug (post-marketing surveillance).

The traditional, paper-based, process of capturing and analyzing data in clinical trials relies on pre-printed, three-part paper case report forms (CRF’s) to collect data from the clinical trial sites to the entity conducting the clinical trial. Each CRF is manually checked for accuracy by a representative of the entity conducting the clinical trial, a trial Monitor, who periodically visits the clinical trial site. Errors or omissions in the forms are corrected with the assistance of investigative personnel at the clinical trial site. Once completed, the forms are manually logged, tracked and entered into a computerized clinical data management system. Inconsistent, questionable, or missing data items are identified and resolved by facsimile, mail or hand delivered document exchange between the entity conducting the clinical trial and the clinical trial site. In a separate data collection process, customized information about serious side effects is manually obtained from clinical trial site personnel and transmitted to multiple regulatory agencies on electronic or paper forms in accordance with strict regulatory deadlines.

Once all of the clinical trials are completed and analyzed by the entity conducting the clinical trial, the data and analyses are submitted to a regulatory agency for market approval. For drugs, the submission to the FDA is known as a New Drug Application, or NDA. Biological products and some medical devices have a similar regulatory process. The NDA review process generally takes at least one year and the FDA may require additional data or other studies during the course of its review. Regulatory agencies in many other countries have distinct clinical trial requirements, and combined results from all clinical trials may need to be submitted to all applicable regulatory agencies. After regulatory approval, the clinical trial sponsor continues to be responsible for collecting and reporting the occurrence of new and unusual serious side effects to regulatory agencies.

Clinical trials currently take an average of approximately five to seven years and CenterWatch, an industry trade publication, estimates the median number of clinical trials conducted in a successful regulatory submission is 68. However, drug development efforts result in approximately only one out of five product entering Phase I testing achieving approval by the FDA.

The Clinical Trial Process

The majority of clinical trials continue to rely on pre-printed, three-part, paper case report forms (CRF’s) to submit data from investigators to the entity conducting the clinical trial and the regulatory agencies. In the United States, those case report forms are designed to enable the collection of data required by the FDA as part of a NDA. The current data collection process which relies on manual paper is inefficient and adds considerable complexity and cost to the clinical trial process. The current process causes operational issues to the clinical trial sponsors including:

•	Delays in the clinical development process. Unless clinical trial sponsors have access to data in a timely manner significant delays in submissions to the FDA lead to a longer product cycle and delays in realizing revenues from therapies. Increased clinical development time also results in increased development costs. In addition, time is lost under the exclusive sales period provided under patent protection.

•	Reduced data quality. Under paper-based collection methods errors or missing data can occur. This can lead to inaccurate or inconsistent data. The process of remedying these errors is time consuming and costly.

•	Inability to terminate unsuccessful clinical trials. The decision to terminate the clinical development process in cases where either business or patient safety standards are affected can only be effectively evaluated once sufficient amount of data has been collected to allow for appropriate analysis. Paper-based data collection methods delay a clinical trial sponsor’s ability to determine, on a timely basis, that a clinical trial is unsuccessful and should be terminated. The additional development costs can be substantial and limit the clinical trial sponsors ability to deploy their human and operating resources effectively.

We believe the Clinical Development Process provides us with strong market opportunities, including:

The Clinical Trial Industry is a Large and Growing Industry.

Worldwide pharmaceutical R & D spending totaled approximately $66 billion in 2004. A February 2005 Covance report projects 6% annual growth in R & D spending powered by the development of new drugs and treatments, increases in the complexity and number of clinical trials, increasing number of patients in the average application, an aging population and strong demand for drugs to treat this aging population.

CenterWatch estimates that in 2000, $4.8 billion was spent in the United States by pharmaceutical, medical device and biotechnology companies on clinical research data management and handling. CenterWatch estimates that in 2003 approximately 44% of all clinical trials were conducted using EDC solutions.

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

Expensive and Inefficient Paper-Based Clinical Trials Compared to EDC Solution

One of the bottlenecks in the clinical trials process is in the collection, validation and management of data. Traditional paper-based clinical trials are an inefficient process. Several market-leading CRO’s are conducting trials using Web-based trial solutions. Trial sponsors are beginning to use EDC in order to remain competitive relative to their competitors in relation to the costs of conducting trials and the time to complete those trials.

Emerging Market of Web-Based EDC

Web-based EDC has been around for four years. CenterWatch estimates 44% of all clinical trials are currently conducted using EDC. This includes trials conducted utilizing sponsor owned EDC systems. CenterWatch estimates that approximately $205 million was spent on EDC use in 2004. We believe that the move toward emerging Web-based technologies is natural since it involves the management of large quantities of trial data in different formats, which is by definition one of the core skills and competencies of the IT industry. While industry growth estimates vary, all predictions indicate that EDC will become widely accepted. For example, Forrester Research and Frost & Sullivan each predict annual double-digit growth in the use of EDC technologies between 2004 and 2006; Accenture predicts that by 2006, 60% of all clinical trials will use some form of EDC.

TrialMaster

TrialMaster is a Web-based electronic data capture (EDC) software solution that uses Internet technologies to conduct and manage clinical trial data from geographically dispersed sites. We provide electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO’s”), academic research institutions and other clinical trial sponsors

We believe TrialMaster offers the following advantages, which increase the efficiency and decrease the costs of the clinical trial process:

Reduced time to market. TrialMaster incorporates user-friendly interfaces and Web-based architecture to allow users to input data and view data on a real-time basis. TrialMaster makes the clinical trial process more efficient. We believe that these efficiencies can eliminate months from a clinical trial phase and up to one year from a clinical development program.

Improved data integrity. TrialMaster and our related services and products is capable of providing real-time edit-checking, data queries, reports and analysis. We believe the improved data integrity can result in more efficient review and decision making processes by clinical trial sponsors.

Accelerated critical decision-making for research and development activities. Use of TrialMaster can reduce the time it takes to collect and analyze the data necessary to assess the likelihood of a successful clinical trial. This makes early clinical development decisions more practicable and the process less costly. Real-time data analysis also allows clinical trial sponsors to optimize the deployment of resources among clinical trials.

Better cost controls TrialMaster help streamline the clinical trial process by reducing labor and travel-related expenses associated with the data collection.

Corporate Strategy

Our objective is to continue increasing our share of the EDC market which includes clinical trial data capture, data management and adverse event reporting. To achieve this objective we intend to:

•	Expand the customer base for TrialMaster and its related products and services. We will achieve this by increasing our penetration within the CRO market and by widening the breadth of our international client base. Many CRO’s are currently evaluating EDC solutions in order to integrate those solutions in to their suite of products. CRO alliances provide us an opportunity to broaden the number of sponsors using TrialMaster efficiently since we are able to leverage the CRO’s sales and marketing infrastructure.

•	Achieve greater penetration in Phase I clinical trial market. We believe that TrialMaster Phase I provides clinical trial sponsors a powerful value proposition. We are able to provide fast project turnarounds due to the automated tools built into the product at prices that most competitors cannot meet while maintaining our gross margins. We believe this market is largely under serviced and we intend to aggressively pursue this opportunity.

•	Continue broadening the TrialMaster suite of products. We expect to release the latest update to TrialMaster during 2005. In the past, we have developed all new software products and services internally and expect to continue doing so. We believe that internally developed software solutions provide seamless integration and allow us to more effectively provide new solutions within the TrialMaster suite of solutions. We will continue to seek third-party alliances for non-EDC solutions that can provide our clients a wider breadth of products. These third-party alliances will have to meet our strict level of technical quality in order to ensure continued client satisfaction with their TrialMaster experience.

Our Business Model

Our revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the estimated term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

We believe the flexibility and scalability of TrialMaster will provide us the opportunity for success within the EDC industry. We maintain strong gross margins even when providing EDC services to Phase I clinical trials which are normally shorter in duration with smaller operating budgets. We believe that long-term success in the EDC market will be predicated on providing flexible, robust solutions to all segments of the clinical trial continuum and that many of our competitors will be unable to compete in the Phase I segment.

Unique Competitive Advantages

We believe we are well positioned to succeed within the emerging EDC industry due to our competitive strengths which include:

•	Flexible Design Architecture. Our primary software product, TrialMaster, has been designed with dynamic capabilities to allow for rapid change and scalability. We have successfully deployed new products, including Trial Archive, MERS-TH and a specialized Phase I product from the base TrialMaster package.

•	Rapid Project Deployment. An added benefit of TrialMaster’s flexible design is the ability to incorporate client specific customizations more rapidly than our competition. TrialMaster V3.0 has also integrated several automated build tools that allow us to efficiently complete projects containing repetitive trial specific tasks such as forms collecting data on patient visits over the course of time.

•	Entrepreneurial Environment. The small size of our firm allows us to move quickly. Our marketing, sales and technological focus are consistent for the long-term but we have proven capable of moving rapidly and tactically to capitalize on short-term opportunities. Our senior management team utilizes a collaborative approach to problem solving and is intent on building market share in a prudent manner. The advantageous cost structure of our business allows us significant leverage in seeking new clientele and new markets.

The TrialMaster Suite of Products

TrialMaster is an open system that is fully integratable with existing legacy data systems such as Oracle® and Microsoft SQL®. The application utilizes a standard browser such as Internet Explorer 5.5® or above. TrialMaster allows clinical data to be entered directly from a source document, such as a patient record or doctor’s notes, via computer. The clinical data is transmitted via the Internet to a secure server where the data is validated and stored. The cost for implementing the application is based on a data point per page/per patient fee which increases or decreases depending on the size and length of the trial.

TrialMaster’s features and benefits include:

•	Internet-based network - no special client software required and you can manage your data from anywhere anytime on the web;

•	Role-based security - data presented on basis of role in the trial (i.e., investigator, sponsor, trial manager);

•	Audit trail of all transactions - all original data and changes are recorded;

•	Primary data validation - data ranges and requirements are checked upon entry of data;

•	Customized reports based on client’s specifications;

•	Enhanced Messaging system - sends email notifications based upon client defined events both systemically and client generated;

•	Data export - client can export database in a variety of formats for interim analysis including SAS, CDISC, XML, ASCII and Excel spreadsheet formats;

•	Real time data access/project management - clients can monitor trial progress and make go/no-go decisions;

•	ASP model - uses our secure data infrastructure and can be installed utilizing client-supplied equipment as an option;

•	Fully compliant with FDA 21 CFR Part 11 and subsequent April 1999 Guidance to Industry;

•	CDISC compliant exported data.

TrialMaster is intended to enhance the clinical trial process in the following three areas:

Data Collection is Faster and Cheaper. Clinical data is collected from the CRF’s that are provided by the trial sponsor and submitted to and filled out by an investigator - a doctor or a research assistant - who is participating in the clinical trial. The forms are five to several hundred pages per patient and encompass a series of visits by patients over a period of time. Currently, the cost to process data ranges from $7.00 to $25.00 per page per patient. Under the TrialMaster system, the cost to process the data is approximately two to five times less per page per patient. The time to process the data under the current manual system can take anywhere from one to eight weeks, which is significantly reduced utilizing TrialMaster because the data is entered in real-time with validation occurring instantly. An internal Novartis study calculated cost per page utilizing EDC at $4.60 per page.

Data is Collected More Accurately. Upon its submission, data is reviewed to determine if the collected data is within the parameters of the clinical trial. If data is outside of the clinical trial parameters or if there are typographical errors or similar data problems, the data collection process will generate an edit query. This edit query must be submitted to the investigator for resolution and resubmitted for data processing. Under the current manual system, the cost to process an edit query is approximately $80 to $115 per query; for a large trial, it is not uncommon to generate 500 to 1,000 edit queries a week. The time to process the data for each patient under the current manual system can take anywhere from three to eight weeks. By using TrialMaster, the number of edit queries are significantly reduced because the system validates data as it is input, and the cost of the queries can be reduced by up to 80% to 85%. An internal Novartis study estimates the decrease in clinical trial queries to be approximately 93%

Clinical Studies Can Be Monitored More Efficiently. Monitors are an integral and necessary part of the clinical trial process. These individuals travel to clinical sites to ensure that the investigators are complying with good clinical practice standards. They make sure clinical data is collected and submitted in a safe, timely and accurate manner. Monitoring and its associated costs, such as travel, can exceed one-quarter of the total costs of a clinical trial. Under the current system, the cost for a monitoring visit can vary from $1,000 to $3,000 per visit, and a trial can require as many as three to seven visits by the monitor. The number of visits can be reduced when using TrialMaster because the status of sites can be monitored remotely and in real-time. Under the current system, the time for each visit is usually one to two days; utilizing TrialMaster, we believe monitoring hours can be reduced by 50% and monitoring visits can be more efficiently scheduled due to the availability of more accurate and complete information on the trials.

TrialMaster Archive™

TrialMaster Archive presents the data collected during the clinical trial in the same browser format used during the live clinical trial, TrialMaster’s tree configuration. TrialMaster Archive is delivered via CD in read only format and provides the ability to export data to study specified formats such as SAS and CDISC. TrialMaster Archive does not require the installation of any other software and will provide our clients the ability to review trial data by site, patient, visit and form parameters. User formats available include read-only and print-friendly and the data can be presented with and without audit trails. The client can also choose an option to have the data presented in PDF form.

TrialMaster Phase I™

TrialMaster Phase I was designed during 2003 in order to address the unique data capture requirements of Phase I clinical trials. The benefits of TrialMaster Phase I include:

•	Flexible design structure that allows implementation without modifying existing work flow processes.

•	Allows simultaneous data entry (multiple CRF’s per patient)

•	Provides for direct data entry (bedside) through the use of portable data devices

TrialMaster Phase I has enjoyed a significant amount of commercial success. We believe we are well positioned to bring value to our clients Phase I clinical trials. Because of the tight production cycles involved in Phase I clinical trials only flexible software solutions will be able to provide software solutions on an affordable, efficient basis. TrialMaster Phase I is easily deployed into this market.

Services

Our services include delivery of the hosted solutions of TrialMaster, consulting services, customer support and training. Consulting services include business process mapping, workflow design, project planning, best practices education in EDC use and TrialMaster implementation services which include systems integration and installation. Our technical support staff is available 7 days a week, 24 hours per day.

TrialMaster Sales and Marketing

EDC services are currently used in approximately 44% of clinical trials. Our sales efforts encompass a broad range of clinical trial sponsors including multi-national pharmaceutical companies, small and mid-size pharmaceutical companies, medical device companies, academic research institutions and CRO’s. We have begun allocating a substantial portion of our sales effort towards large multi-national pharmaceutical companies. These firms conduct numerous trials per year making TrialMaster a scalable and cost-efficient solution. The scope of work available from these large sponsors provides a strong market for sales growth for us. Our focus on small and mid-size companies is predicated upon the fact that they are unlikely to have the technological resources necessary to develop a product like TrialMaster which will offer these companies operating efficiencies in the clinical trial process as well as potential cost savings.

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

Our marketing strategy includes establishing relationships with “opinion leaders” and decision makers within the clinical trial industry. In this regard, we have created a Medical Advisory Board to advise us on the development and marketing of the TrialMaster system. The Medical Advisory Board will also provide a platform to contact these opinion leaders and to provide information about the application. We are also using traditional methods to market TrialMaster, including advertising in trade periodicals and attending industry conventions.

We sell our products through a direct sales force and through relationships with CROs, and other channel arrangements. Our marketing efforts focus on raising awareness for our products and services and generating qualified sales leads. As of March 15, 2005, we had 5 employees, including two members of our executive team, in sales and marketing.

Direct Sales. As of March 15, 2005, our direct sales force, which is the source of the majority of our revenues, is operated out of three US based offices. In addition, follow-on sales are accomplished by the efforts of our sales professionals and other consulting services professionals.

CRO Relationships. Beginning in 2003, our marketing and sales focus began to include strategic alliance relationships with both domestic and internationally based CRO’s. These relationships allow us to leverage our alliance partners sales and marketing force and allow us to develop meaningful, customized solutions to the CRO’s operations.

Marketing. Our marketing strategy is to generate qualified sales leads, build our brand and establish OmniComm Systems the leading provider of integrated electronic data capture, management and adverse event reporting solutions in the clinical trial marketplace. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customers, and include:

•	participation in, and sponsorship of, user conferences, trade shows, workshops, seminars and industry events;

•	cooperative marketing efforts with providers of complementary services or technology, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars;

•	participation in industry standards and bodies;

•	press and industry analyst relations; and

•	direct mail campaigns.

The marketing organization also works closely with our customers, our direct sales organization and CROs to collect and prioritize customer feedback to help guide our product development efforts.

Medical Error Reporting System – MERS-TH

MERS-TH is a Web-based reporting system used to collect, classify and analyze medical events from geographically dispersed sites. MERS-TH provides the opportunity to study and monitor actual and near-miss errors to facilitate the improvement of the care-giving process. We developed MERS-TH in conjunction with Columbia University.

We believe MERS-TH will improve the process of collecting, cataloging and studying medical errors. MERS-TH provides the following benefits:

•	Standardized error classification system and reporting will allow larger hospital and health care providers to streamline the reporting process;

•	Real-time access to data;

•	Seamless integration into existing health care reporting systems utilizing data imports;

•	Improves existing Quality Assurance systems’ effectiveness without creating additional layers of responsibility;

•	Facilitates compliance with governmental mandated reporting requirements; and

•	Secure collection and storage of data through encryption.

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

The IOM’s report resulted in a flurry of regulatory activity. As of January 2003, approximately 20 states have implemented laws making error reporting systems mandatory. The goal of such legislation is to improve patient safety and to hold health care organizations responsible for the quality of care they provide.

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

MERS-TH Sales and Marketing

MERS-TH is being evaluated in six New York City hospitals as part of a pilot study that began in January 2003 at the University of Columbia. The sales and marketing of MERS-TH will be done separately from TrialMaster and is likely to command specialized sales personnel with risk management backgrounds. As our co-developer in the project, Columbia University provides an extensive network of research associates as potential clientele. Our initial target will be the domestic market with academic institutions and private and public hospitals and medical centers targeted equally. The European market provides an equally attractive sales market. Illustrative of the potential market for MERS-TH is the number of hospitals in operation domestically and in the European market. As of January 2003 approximately:

•	Privately run U.S. hospitals – 5,801

•	Government run U.S. hospitals – 1,802

•	European academic and state-run hospitals – 14,000

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

Technology and Systems

The technology incorporated into our products is designed to provide customers with ease of use, flexibility, data visibility and system scalability to handle high volume, global trials.

TrialMaster our electronic data capture software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface; a proprietary application server; and a database. TrialBuilder our case report form building tool allows our programmers to design electronic case report forms efficiently. Our clients can utilize a widely-available web-browser without the need to download or install any software on their computer.

We have worked, and continue to work with, a number of vendors of complementary products, services and technology to develop integration tools that allow third-party systems to interact with our software products. Our products run on most major versions of the Microsoft operating system.

We provide application hosting services for our web-based clinical trial applications utilizing a secure, medical-grade network infrastructure. We maintain both a primary data center and a secondary disaster recovery site. These sites utilize identical configurations with the secondary site located at our headquarters while the primary site is located on a HIPAA compliant floor of an IBM owned co-location facility in Atlanta, GA.

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

Compaq DL380 computers running Microsoft Windows 2000 are used in all production and database servers. The servers are configured with dual Intel Pentium class processors, dual power supplies, and hot-swappable RAID disk storage for maximum availability and reliability. Database servers are configured with two gigabytes of RAM memory and 36 gigabytes of disk storage. Production servers are configured with two gigabytes of RAM memory and 27 gigabytes of disk storage. All servers are capable of supporting up to eight gigabytes of RAM memory and one terabyte (1,099,511,627,776 bytes) of disk storage. Up-time of 100% has been experienced since the deployment of these servers.

The current production environment employs two production/database server pairs at the primary data center which is mirrored at our corporate headquarters. Database synchronization between the primary data center and the co-location facility is accomplished utilizing transaction replication technology via the Virtual Private Network link established between the two locations.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. Our philosophy to software development has been to design and implement all of our solutions through in-house development. During fiscal 2004, we spent approximately $537,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2003 we spent approximately $504,000 on research and development activities.

Competition

The market for electronic data collection, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and adverse event reporting software, including:

•	systems developed internally by existing or prospective customers;

•	vendors of electronic data capture, clinical data management and adverse event reporting product suites, including Oracle Clinical, a business unit of Oracle Corporation and PhaseForward, Inc.;

•	vendors of stand-alone electronic data capture, data management and adverse event reporting products; and

•	CRO’s with internally developed electronic data capture, clinical data management systems or adverse event reporting systems.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•	product functionality and breadth of integration among the electronic data capture, management and adverse event reporting solutions;

•	reputation and financial stability of the vendor;

•	low total cost of ownership and demonstrable benefits for customers;

•	depth of expertise and quality of consulting and training services;

•	performance, security, scalability, flexibility and reliability of the solutions;

•	speed and ease of implementation and integration; and

•	sales and marketing capabilities, and the quality of customer support.

We believe that our technical expertise, the knowledge and experience of our principals in the industry, quality of service, responsiveness to client needs and speed in delivering solutions will allow us to compete favorably within this market. Further, we believe that none of the aforementioned companies have developed an approach to the clinical trial process that is as flexible and customizable as TrialMaster. However, many of our competitors and potential competitors have greater name recognition, longer operating histories and significantly greater resources. There can be no assurance that our current or prospective competitors will not offer or develop products or services that are superior to, or that achieve greater market acceptance than, our products and services.

Government Regulation

The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the U.S. Food and Drug Administration, or FDA, and by foreign governments. Use of our software products, services and hosted solutions by entities engaged in clinical trials must be done in a manner that is compliant with these regulations and regulatory guidance. Failure to do so could have an adverse impact on a clinical trial sponsor’s ability to obtain regulatory approval of new drugs, biological products or medical devices. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities conducting clinical research may be unwilling to use our software products, services and hosted solutions. Accordingly, we design our product and service offerings to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance. We also expend considerable time and effort monitoring regulatory developments that could impact the use of our products and services by our customers and use this information in designing or modifying our product and service offerings.

The following is an overview of some of the regulations that our customers and potential customers are required to comply with in the conduct of clinical trials.

The clinical testing of drugs, biologics and medical devices is subject to regulation by the FDA and other governmental authorities worldwide. The use of software during the clinical trial process must adhere to the regulations and regulatory guidance known as Good Clinical Practices, other various codified FDA regulations, the Consolidated Guidance for Industry from the International Conference on Harmonization regarding Good Clinical Practice for Europe, Japan and the United States and other guidance documents. Our products, services and hosted solutions are developed using our domain expertise and are designed to allow compliance with applicable rules or regulations. The foregoing regulations and regulatory guidance are subject to change at any time. Changes in regulations and regulatory guidance to either more or less stringent conditions could adversely affect our business and the software products, services and hosted solutions we make available to our customers. Further, a material violation by us or our customers of Good Clinical Practices could result in a warning letter from the FDA, the suspension of clinical trials, investigator disqualification, debarment, the rejection or withdrawal of a product marketing application, criminal prosecution or civil penalties, any of which could have a material adverse effect on our business, results of operations or financial condition.

In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled Computerized Systems Used in Clinical Trials. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11. We cannot assure you that the design of our software solutions will continue to allow customers to maintain compliance with these guidelines as they develop. Any changes in applicable regulations that are inconsistent with the design of any of our software solutions or which reduce the overall level of record-keeping or other controls or performances of clinical trials may have a material adverse effect on our business and operations. If we fail to offer solutions that allow our customers to comply with applicable regulations, it could result in the termination of on-going clinical trials or the disqualification of data for submission to regulatory authorities, or the withdrawal of approved marketing applications.

Demand for our software products, services and hosted solutions is largely a function of the regulatory requirements associated with the approval of drugs, biologics and medical devices. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our software products, services and hosted solutions. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress in recent years. To date, none of the proposals has been adopted. While it is difficult to predict the impact of any proposal which may be adopted in the future, proposals that cause or contribute to a reduction in clinical research and development expenditures could have a material adverse impact on the demand for our software products, services and hosted solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. Finally, the uncertainty surrounding the possible adoption and impact of any health care reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved.

The U.S. government and the governments of some states and foreign countries have also attempted to regulate activities on the Internet. Any new legislation or regulation regarding the Internet could decrease our potential revenues or otherwise harm our business, financial condition and operating results. For instance, proposed federal, state and foreign privacy regulations and other laws restricting the collection, use and disclosure of personal information could limit our customers’ ability to use the information in our databases to generate revenues or subject us to additional administrative or compliance burdens or potential liabilities.

Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of “protected health information” which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users’ HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement, that we will comply with a number of the same HIPAA requirements. We may be burdened with compliance with such agreements, and breach of such an agreement may result in contractual liability to our customer or other adverse consequences. Regulation of medical information generally is increasing at the state and federal levels in the United States and elsewhere, and such regulations may negatively affect our business.

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, noncompetition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks in the United States. Our principal registered trademarks are our company name “OmniComm Systems” and our product names, “TrialMaster and MERS-TH.” We cannot predict whether registrations will be approved or, if approved, will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

We currently hold several domain names, including the domain name “omnicomm.com”. The legal status of intellectual property on the Internet is currently subject to various uncertainties. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information, such as stock quotes. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software solutions or to obtain and use information that we regard as proprietary. The laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure to meaningfully protect our intellectual property and other proprietary rights could have a material adverse effect on our business, operating results or financial condition.

Employees

We currently have 18 full time employees of which four are executives, two are administrative, seven are programmers, two are technology and systems managers and three are in sales and marketing. We believe that relations with our employees are good. None of our employees is represented by a union.

RISK FACTORS

An investment in our securities is speculative in nature and involves a high degree of risk. In addition to the other information contained in this prospectus, the following material risk factors should be considered carefully in evaluating us and our business before purchasing our securities.

WE DEPEND PRIMARILY ON THE PHARMACEUTICAL, BIOTECHNOLOGY AND MEDICAL DEVICE INDUSTRIES AND ARE THEREFORE SUBJECT TO RISKS RELATING TO CHANGES IN THESE INDUSTRIES.

Our business depends on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities conducting clinical research. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

•	the introduction or adoption of new technologies or products;

•	changes in third-party reimbursement practices;

•	changes in government regulation or governmental price controls;

•	changes in medical practices;

•	the assertion of product liability claims; and

•	changes in general business conditions.

Any decrease in research and development expenditures or in the size, scope or frequency of clinical trials conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

CHANGES IN REGULATIONS AND REGULATORY GUIDANCE APPLICABLE TO OUR CUSTOMERS OR POTENTIAL CUSTOMERS AND THE APPROVAL PROCESS FOR THEIR PRODUCTS MAY RESULT IN OUR INABILITY TO CONTINUE TO DO BUSINESS.

Demand for our software products, services and hosted solutions is largely a function of regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the U.S. Food and Drug Administration, or FDA, and by foreign governments. In recent years, efforts have been made to streamline the FDA approval process and coordinate U.S. standards with those of other developed countries. Any change in the scope of applicable regulations and regulatory guidance could alter the type or amount of clinical trial spending or negatively impact interest in our software products, services and hosted solutions. Any regulatory reform that limits or reduces the research and development spending of entities conducting clinical research upon which our business depends could have a material adverse effect on our revenues or gross margins.

In addition, any failure to conform our software products, services and hosted solutions to domestic or international changes in regulations and regulatory guidance applicable to our customers or potential customers and the approval process for their products may result in our inability to continue to do business. Changing our software products, services and hosted solutions to allow our customers to comply with future changes in regulation or regulatory guidance, either domestically or internationally, could cause us to incur substantial costs. We cannot assure you that our product and service offerings will allow our customers and potential customers to stay in compliance with regulations and regulatory guidance as they develop. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities conducting clinical research may be unwilling to use our software products, services and hosted solutions.

IF ENTITIES ENGAGED IN CLINICAL TRIALS DO NOT SHIFT FROM TRADITIONAL PAPER-BASED METHODS OF COLLECTING CLINICAL TRIAL DATA TO ELECTRONIC SYSTEMS, WE MAY NOT ACHIEVE THE MARKET PENETRATION NECESSARY TO OBTAIN OR MAINTAIN PROFITABILITY.

If entities engaged in clinical trials are unwilling to use our electronic data capture solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to be profitable.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $688,000 for the quarter ended March 31, 2003 to an operating loss of $434,000 for the quarter ended December 31, 2004. Our results of operations in any given quarter will be based on a number of factors, including:

•	the extent to which TrialMaster achieves or maintains market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	the competitive environment in which we operate;

•	the timing of our product sales and the length of our sales and implementation cycles;

•	changes in our operating expenses;

•	our ability to hire and retain qualified personnel;

•	changes in the regulatory environment related to the clinical trial market;

•	the financial condition of our current and potential customers; and

A significant portion of our operating expense is relatively fixed in nature and planned expenditures are based in part on expectations regarding future revenues. Accordingly, unexpected revenue shortfalls may decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. Results of operations in any quarterly period should not be considered indicative of the results to be expected for any future period. In addition, our future quarterly operating results may fluctuate and may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

WE MAY BE REQUIRED TO SPEND SUBSTANTIAL TIME AND EXPENSE BEFORE WE RECOGNIZE A SIGNIFICANT PORTION OF THE REVENUES, IF ANY, ATTRIBUTABLE TO OUR CUSTOMER CONTRACTS.

The sales cycle for some of our software solutions frequently takes six months to a year or longer from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted electronic data capture solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon completion of the scope of work detailed in our contracts, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable license term, typically three months to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed client contracts in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 56% of our revenues during 2004 and approximately 57% of our revenues during 2003. Four customers, including Target Research Associates, Kos Pharmaceuticals and Mt. Sinai of Florida, accounted individually for 10% or more of our revenues during 2004. Four customers, including Columbia University, accounted individually for 10% or more of our revenues during 2003. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR PRODUCTS OR SERVICES OR OUR CUSTOMERS’ USE OF OUR PRODUCTS OR SERVICES.

Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

WE AND OUR PRODUCTS AND SERVICES COULD BE SUBJECTED TO GOVERNMENTAL REGULATION, REQUIRING US TO INCUR SIGNIFICANT COMPLIANCE COSTS OR TO CEASE OFFERING OUR PRODUCTS AND SERVICES.

The clinical trial process is subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our electronic data capture, management and adverse event reporting products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

IF WE ARE UNABLE TO RETAIN OUR PERSONNEL AND HIRE ADDITIONAL SKILLED PERSONNEL, WE MAY BE UNABLE TO ACHIEVE OUR GOALS.

Our future success depends upon our ability to attract, train and retain highly skilled employees and contract workers, particularly our management team, sales and marketing personnel, professional services personnel and software engineers. Each of our executive officers and other employees could terminate his or her relationship with us at any time. The loss of any member of our management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. In addition, because of the technical nature of our software products, services and hosted solutions and the dynamic market in which we compete, any failure to attract and retain qualified direct sales, professional services and product development personnel, as well as our contract workers, could have a material adverse affect on our ability to generate sales or successfully develop new software products, services and hosted solutions or software enhancements.

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

FAILURE TO ADAPT TO EVOLVING TECHNOLOGIES AND USER DEMANDS COULD RESULT IN THE LOSS OF USERS.

To be successful, we must adapt to rapidly changing technologies and user demands by continually enhancing our products and services and introducing new products and services. If we need to modify our products and services or infrastructure to adapt to changes affecting clinical trials, we could incur substantial development or acquisition costs. As described below, we will be dependent upon the availability of additional financing to fund these development and acquisition costs. If these funds are not available to us, and if we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our users may switch to the product and service offerings of our competitors.

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

FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

We have been experiencing a period of growth that has placed a significant strain on our operational and financial resources and our personnel. To manage our anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. We also must attract, integrate, train and retain a significant number of qualified sales and marketing personnel, professional services personnel, software engineers and other management personnel. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

IN THE COURSE OF CONDUCTING OUR BUSINESS, WE POSSESS OR COULD BE DEEMED TO POSSESS PERSONAL MEDICAL INFORMATION IN CONNECTION WITH THE CONDUCT OF CLINICAL TRIALS, WHICH IF WE FAIL TO KEEP PROPERLY PROTECTED, COULD SUBJECT US TO SIGNIFICANT LIABILITY.

Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trails. This information is or could be considered to be personal medical information of the clinical trial participants. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants from our customers, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $2,502,170 and $2,761,414 in fiscal 2004 and 2003, respectively. At December 31, 2004, we had an accumulated deficit of approximately $26,016,147 and a working capital deficit of approximately $1,523,415. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2005, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2004 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2004, we had outstanding borrowings of approximately $2,722,929 of which

•	approximately $255,000, at 10% interest, was due June 2004. We are also in default in the payment of interest;

•	approximately $20,000, at 9% interest, is due October 31, 2005, and

•	approximately 2,447,929 at 9% interest, is due October 31, 2006;

No assurance can be given that the holders of the 10% Convertible Notes will not seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations. If we are unable to meet our financial obligations, the lenders could obtain a judgment against us in the amount of the notes and foreclose on our assets. Such foreclosure would materially and adversely affect our ability to conduct our business.

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

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders or debt holders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, repay our outstanding debt obligations and remain in business may be significantly limited.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 18, 2005, we had 25,365,972 shares of common stock issued and outstanding and 36,684,395 shares issuable upon the conversion of preferred stock or exercise of warrants or options. Of these shares, 41,268,395 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least one year, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

We cannot predict the effect, if any, that market sales of common stock or the availability of these shares for sale will have on the market price of the shares from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market could adversely affect market prices for the common stock and could damage our ability to raise capital through the sale of our equity securities.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING SHARES OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 15, 2005, we had a total of 25,874,916 shares of our common stock underlying options, warrants and other convertible securities and 18,896,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 4,617,374 shares are currently issued and outstanding. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 4,400 square feet at 2555 Davie Road, Suite 110B, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a sublease expiring in September 2005. Our annual rental payment under this sublease is $77,058 plus sales tax.

Our secondary data site, which serves as our disaster recovery location, is located in Atlanta, Georgia and is leased from IBM. We lease this space under the terms of a lease expiring in October 2006. Our annual lease payment is approximately $62,280.

ITEM 3. LEGAL PROCEEDINGS

The company is not currently a party to any legal proceedings.

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

	High	low
Fiscal 2003
1st Quarter	$1.56	$0.38
2nd Quarter	$0.56	$0.25
3rd Quarter	$0.95	$0.38
4th Quarter	$0.55	$0.21

Fiscal 2004
1st Quarter	$0.26	$0.24
2nd Quarter	$0.26	$0.24
3rd Quarter	$0.25	$0.20
4th Quarter	$0.21	$0.15

On March 18, 2005, the closing price of our common stock as reported on the OTC Bulletin Board was $0.25. At March 18, 2005, we had approximately 400 record shareholders; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

Dividend Policy

Holders of our common stock are entitled to cash dividends when, and as may be declared by the board of directors. We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will be subject to the discretion of our board of directors and will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors. We are currently restricted under Delaware corporate law from declaring any cash dividends due to our current working capital and stockholders’ deficit. There can be no assurance that cash dividends of any kind will ever be paid.

A special note about penny stock rules

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock should be considered to be a penny stock. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities, and may negatively affect the ability of holders of shares of our common stock to sell them.

Recent Sales of Unregistered Securities

From January 2004 through October 2004, we sold an aggregate of 3,000,000 shares of our common stock to accredited investors resulting in gross proceeds of $750,000. This private placement was exempt from registration under the Securities Act in reliance on Section 4(2) and Regulation S. Each of these transactions was an “offshore” transaction to a non-U.S. person. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors, other than Cornelis Wit our CEO, President and a Director and Guus van Kesteren, a Director, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $54,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $13,500 and a warrant to purchase at $0.25 per share, approximately 10% of the shares sold, or 270,000 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, by us under our 1998 Incentive Stock Plan as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
1998 Stock Incentive Plan	4,562,770	$0.59	2,937,230

Total	4,562,770	$0.59	2,937,230

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

Overview

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO”), and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. Medical Error Reporting System (“MERS-TH”) is being co-developed with Columbia University. MERS-TH has been designed to provide U.S. and European hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. All of our personnel are involved in the development and marketing of TrialMaster and MERS-TH.

The Year Ended December 31, 2004 Compared With the Year Ended December 31, 2003

Results of Operations

Revenues for the year ended December 31, 2004 were $1,128,711 compared to $884,929 for the same period in 2003, an increase of 27.5%. Included in the 2004 results of operations was the recovery of $20,000 of a previously impaired investment we made in Medical Network AG EMN, a Swiss healthcare related technology company. We originally established a 100% valuation allowance on our $355,000 investment during fiscal 2000. We do not expect to recover any additional funds from our investment in the future. The revenue increase can be attributed to an incremental increase in per project revenue. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors. TrialMaster is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from three months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $252,037 in 2004 compared to $240,398 in 2003. Cost of goods sold were approximately 22.3% of sales in 2004 compared to 27.2% in fiscal 2003. Salaries have increased during 2004 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2003-2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 25-30% range during 2005 as we continue to increase follow-on engagements from existing clients and continue to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the latest release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 63.5% of total Other Expenses for 2004. Salaries and related expenses totaled $1,782,321 in 2004 compared to $1,709,614 in 2003, an increase of 4.3%. We currently employ approximately 14 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent expense decreased by $8,330 during 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $182,972 in 2004 compared with $142,387 in fiscal 2003. An increase of approximately $40,585. The 2003 amount includes a credit of approximately $52,000 relating to the settlement of legal fees incurred during 2002.

Selling, general and administrative expenses (“SGA”) were $149,246 during 2004 compared to $137,181 in 2003, an increase of 8.8%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

Net interest expense was $287,599, including $76,800 in interest expense related to the beneficial conversion offered to certain holders of our 10% Convertible Notes that were converted in 2004 versus $138,757 in fiscal 2003 an increase of $148,842. We used debt financing during 2004 to satisfy our working capital needs. During this period we issued $1,024,099 in promissory notes. When evaluating the cost of capital available to us in combination with our overall capital structure we concluded that this financing best fulfilled our short and long-term capital needs.

We sold additional Series C Convertible Preferred Stock during the first quarter of 2003 and we issued an additional 590,000 warrants to investors of our Series C Convertible Preferred Stock. The warrants were valued at $135,344 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $135,344 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity during the quarter ended March 31, 2003.

We sold common stock during the first half of 2003 and we issued an additional 700,000 warrants to those investors. The warrants were valued at $160,577 utilizing the Black-Scholes model. The net proceeds received in the Series C Convertible Preferred Stock Unit offering were allocated to the Series C Preferred Stock and we recognized a deemed dividend on preferred stock of $160,577 resulting in a charge to retained earnings and a credit to additional paid-in capital within our stockholders’ equity during the quarter ended September 30, 2003.

There were arrearages of $205,925 in 5% Series A Preferred Stock dividends, $96,649 in Series B Preferred Stock dividends and $270,059 in Series C Preferred Stock dividends at December 31, 2004, compared with arrearages of $205,364 in 5% Series A Preferred Stock dividends, $154,674 in Series B Preferred Stock dividends and $265,921 in Series C Preferred Stock dividends at December 31, 2003. We deducted $573,033 and $625,963 from Net Income (Loss) Attributable to Common Stockholders’ for the years ended December 31, 2004 and December 31 2003, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents increased by $63,718 from $1,977 to $65,695 at December 31, 2004. This was the result of cash provided by financing activities of $1,706,599 offset by cash used in operating activities of approximately $1,622,097 and $20,784 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,929,136 offset by non-cash expenses of $245,070 and approximately $1,706,599 we raised through the issuance of debt and equity securities offset by $20,784 used in investing activities and increases in cash of $61,969 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2004:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-3 Years	3-5 Years	More than 5 Years
Long Term Debt (1)	$2,722,929	$361,000	(2)	2,361,929	$—	$—
Operating Lease Obligations	230,982	116,802		114,180	—	—

Total	$2,953,911	$477,802		$2,476,109	$-0-	$—

1.	Amounts do not include interest to be paid.
2.	Includes $255,000 of convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rates $1.25 per share.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $326,184 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

The Company had a recorded liability of $123,943 at December 31, 2004 for federal employment taxes. The Company had fully satisfied the liability as of March 31, 2005.

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

From April 2004 through November 2004 we sold an aggregate of 3,000,000 shares of our common stock for gross proceeds of $750,000. We accrued $67,500 in transaction fees leaving net proceeds to us of $682,500.

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

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2005. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We will need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans or other events will not result in accelerated or unexpected expenditures.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2004, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their report regarding our ability to continue as a going concern in their report dated February 11, 2005.

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will record revenues over the estimated lives of the contracts.

STOCK BASED COMPENSATION.

Options granted to employees under our Stock Option Plan are accounted for by using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement No.123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which defines a fair value based method of accounting for stock options. All stock based compensation issued to individuals, other than employees and directors such compensation which is accounted for in accordance with APB Opinion No. 25, are accounted for in accordance with SFAS No. 123, as amended by SFAS No.148.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FAS 106-b”). FAS 106-b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at December 31, 2004.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net income would have been reduced by approximately $258 thousand. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth on Pages F-1 through F-24 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2004, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B. OTHER INFORMATION

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

Person	Age	Position
Cornelis F. Wit	58	Chief Executive Officer, President and Director
Randall G. Smith	47	Chairman and Chief Technology Officer
Ronald T. Linares	42	Chief Financial and Accounting Officer
Charles Beardsley	59	Senior Vice President Marketing and Sales
Guus van Kesteren	64	Director
Matthew D. Veatch	34	Director
Charles E. Leonard	70	Director

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

Matthew D. Veatch. Mr. Veatch has been a member of our Board of Directors since February 2004. Since 1999 Mr. Veatch has been employed as a Director for Quintiles Transnational, a global leader in contract product development and commercialization services. From 1997 to 1999 Mr. Veatch was employed as a Director for Affiliated Research Centers. During 1999 Mr. Veatch was employed as a Director for CB Technologies, an EDC provider to pharmaceutical, medical device and bio-technology companies. Mr. Veatch graduated from the University of Colorado at Boulder and earned his MBA from California State University, Dominguez Hills.

Charles E. Leonard. Mr. Leonard has been a member of our Board of Directors since May 2004. Since December 1999, Mr. Leonard has served on the board of directors of Solucient LLC. Mr. Leonard served as Chief Executive Officer and Executive Chairman of Solucient from March 2001 until March 2004. Prior to joining Solucient, Mr. Leonard worked for VNU Marketing Information Services, Dun & Bradstreet Corporation, E.I. Dupont, and the management consulting firm William E. Hill & Co. In addition to OmniComm Systems and Solucient, Mr. Leonard serves on the Board of Directors for Allrecipes.com, and Innovative Systems. He also serves on the advisory board for the National Science Foundation. Mr. Leonard graduated from the Massachusetts Institute of Technology with a Bachelor’s degree and earned a Bachelor’s of Arts degree from Middlebury College. He received his Master’s degree in business administration from the Wharton School.

There are no family relationships among any of the Company’s Directors or Executive Officers.

Medical Advisory Board

We have formed a Medical Advisory Board whose purpose is to advise and consult with us on the development, implementation and marketing of the TrialMaster and MERS-TH applications. Currently there are no members on our Medical Advisory Board; we are seeking to add members as we identify individuals who can advise us in adding value to TrialMaster and MERS-TH.

Committees of our Board of Directors

Our board of directors established a Governance Committee, Compensation Committee and an Audit Committee. The Governance Committee, established during 2002, assists the board of directors in fulfilling its responsibility relating to compliance with all Securities and Exchange Commission rules and regulations. Its primary tasks during 2004 were the implementation of the various requirements of the Sarbanes-Oxley Act of 2002. Mr. Veatch chairs this committee, but all of the directors in concert with our Chief Financial Officer are involved in integrating the requirements of the various regulatory agencies dictating public company rules and regulations into our operating structure. The Compensation Committee administers our stock option plan and makes recommendations to the board of directors concerning compensation, including incentive arrangements, for our officers and key employees. The members of the Compensation Committee are Mr. van Kesteren, who serves as Chairman of the committee and Mr. Wit. The Audit Committee assists the board of directors in fulfilling its oversight responsibility relating to our financial statements and financial reporting process, the qualifications, independence, engagement and performance of our independent auditors, and the performance of our internal control functions. The audit committee also reviews all non-audit fees and services to be rendered to us by the independent auditors. Mr. van Kesteren and Mr. Leonard are members of the Audit Committee.

None of our directors is a “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Like many small companies with limited revenues we have had difficulty in attracting independent members to our Board of Directors. Our three independent directors were selected to join our Board of Directors as they brought additional industry background and general business skills to our Board which our management believes is necessary to assist us to grow our company. At such time as we add one or more additional independent directors, we will seek to add a director who meets the definition of “audit committee financial expert.”

Right to Designate Members to our Board of Directors

In connection with our private placement of Series A Preferred Stock in July 1999, in which Noesis Capital Corp. acted as placement agent, we granted Noesis Capital Corp. the right to designate through July 2004 two directors to our board of directors pursuant to which Mr. Wit and Mr. Van Kesteren were appointed to our board of directors.

In connection with our private placement of Series B Preferred Stock in August and September 2001, in which Commonwealth Associates, L.P. acted as placement agent, we granted Commonwealth Associates and the Series B investors the right to designate one director. Our officers, directors and certain of our principal stockholders have delivered an irrevocable proxy to Commonwealth Associates agreeing that until the later of August 31, 2006 or such time as less than 25% of certain currently issued and outstanding securities are then issued and outstanding such individuals will continue to vote for Commonwealth Associates’ designee as a member of our board of directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s Directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2004, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2004, except that:

Cornelis F. Wit, our President and CEO and a director, filed a Form 4 on January 7, 2005 to report a grant of 175,000 stock options on December 31, 2004. Randall G. Smith, our Chief Technology Officer and a director, filed a Form 4 on January 14, 2005 to report a grant of 150,000 stock options on December 31, 2004. Ronald T. Linares, our Chief Financial Officer, filed a Form 4 on January 7, 2005 to report a grant of 75,000 stock options on December 31, 2004. Charles R. Beardsley, our Senior Vice President of Marketing and Sales, filed a Form 4 on January 7, 2005 to report a grant of 150,000 stock options on December 31, 2004.

The foregoing Forms where filed late due to the time incurred to obtain current EDGAR filing codes for the individuals making the filings.

Code of Ethics

Effective March 1, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, all of our employees and member of our board of directors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

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

Long term Compensation
		Annual Compensation							Awards			Payouts
(a)	(b)	(c)			(d)		(e)		(f)		(g)	(h)		(i)
Name And Principal Position	Year	Salary ($)			Bonus ($)		Other Annual Compen- Sation ($)		Restricted Stock Awards ($)		Securities Under - Lying Options SARs (#)	LTIP Payout ($)		All other Compen - sation ($)
Cornelis F. Wit, CEO/Director	2004 2003 2002	$ $ $	186,987 176,538 67,385	(1)	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	175,000 180,000 190,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Randall Smith Chief Technology Officer/Director	2004 2003 2002	$ $ $	181,500 171,346 156,000		$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	317,270 155,000 65,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Ronald T. Linares CFO	2004 2003 2002	$ $ $	161,000 155,769 138,880		$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-	75,000 75,000 45,000	$ $ $	-0- -0- -0-	$ $ $	-0- -0- -0-

Charles Beardsley Vice President	2004 2003	$ $	173,050 150,000	(2)	$ $	-0- -0-	$ $	-0- -0-	$ $	-0- 25,000	150,000 155,000	$ $	-0- -0-	$ $	-0 -0

Christopher Droz Vice President	2004 2003	$ $	119,261 115,854		$ $	-0- -0-	$ $	-0- -0-	$ $	-0- -0-	-0- 101,000	$ $	-0- -0-	$ $	-0 -0

(1)	Mr. Wit joined our company as CEO on June 1, 2002.

(2)	Mr. Beardsley joined our company on January 7, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Cornelis F. Wit	175,000	14.7%	$0.25	12/31/10
Randall Smith	150,000	12.6%	$0.25	12/31/10
Randall Smith	167,270	14.0%	$0.25	7/6/09
Ronald Linares	75,000	6.3%	$0.25	12/31/10
Charles Beardsley	150,000	12.6%	$0.25	1/6/08

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)			(e)
			Number of Securities Underlying Unexercised Options/SARs at FY End (#)		Value of Unexercised In-the-money Options/SARs at FY End ($)
	Shares Acquired On Exercise (#)
Name		Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cornelis Wit	-0-	$-0-	755,000	-0-	$-0-	$-0-
Randall Smith	-0-	$-0-	809,270	-0-	$-0-	$-0-
Ronald Linares	-0-	$-0-	612,000	-0-	$-0-	$-0-
Charles Beardsley	-0-	$-0-	405,000	50,000	$-0-	$-0-
Christopher Droz	-0-	$-0-	261,000	-0-	$-0-	$-0-

Compensation of Directors

Non-management directors receive options under the 1998 Stock Option Plan. Under the 1998 Plan, grants to purchase 300,000 shares of common stock were granted in 2004 at an exercise price equal to the market value of one share on the date of grant, or $.25 per share, whichever was higher. Such options were immediately exercisable upon grant and will expire five years after the date of grant. In addition, non-management directors are reimbursed for ordinary expenses incurred in connection with attendance at meetings.

Employment Agreements

In December 2004, we entered into an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2005. Mr. Wit receives an annual salary of $205,700 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2004, we entered into a one-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $200,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.

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

In September 2004, we entered into a one-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $167,440 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $171,600 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

Stock Option Plan

Our 1998 Stock Incentive Plan (the “1998 Plan”) was adopted in January 1998, and was amended in July 2001 by our board of directors to increase the number of shares available under the 1998 Plan. This increase was approved by our shareholders at the shareholder meeting held on November 16, 2001. As of December 31, 2004 we have outstanding options under the 1998 Plan to purchase an aggregate of 4,562,770 shares of our common stock at exercise prices ranging from $0.15 to $2.75 per share.

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

General

We have reserved 7,500,000 shares of our common stock for issuance upon the exercise of options granted under the 1998 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 1998 Plan expire or are terminated for any reason without being exercised or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 1998 Plan.

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

Limitation on Liability and Indemnification Matters

Our Articles of Incorporation, as amended and restated, provide to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, that our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended and restated, is to eliminate our rights and our shareholders (through shareholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (“Securities Act”) may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 15, 2005 there were an aggregate of:

•	25,365,972 shares of common stock,

•	4,215,224 shares of 5% Series A Preferred Stock,

•	65,000 shares of Series B Preferred Stock, and

•	337,150 shares of Series C Preferred Stock

issued and outstanding. These securities comprise our “Voting Securities”. The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for each of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock on March 15, 2005, these holders would be entitled to 18,896,149 votes at a meeting of our stockholders, and the common stockholders would be entitled to 25,365,972 votes, for an aggregate of 44,261,121 votes for all currently outstanding Voting Securities.

The following table sets forth, as of March 15, 2005 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 15, 2005 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 15, 2005 have been exercised or converted.

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage of Voting Securities
Cornelis Wit (1) (12)	1,633,603	3.60%
Randall G. Smith (2) (12)	1,785,986	3.94%
Ronald T. Linares (3) (13)	671,529	1.49%
Charles R. Beardsley (4) (12)	555,000	1.24%
Guus van Kesteren (5) (12)	1,693,901	3.75%
Matthew D. Veatch (6) (12)	100,000	0.22%
Charles E. Leonard (7)	100,000	0.22%
ComVest Venture Partners LP (8)	3,904,000	8.07%
Noesis Capital Corp. (9)	3,772,683	7.95%
Noesis N.V. (10)	6,665,030	14.29%
Magnolia Private Foundation (11)	2,472,504	5.47%

All Directors and Officers as a group (seven persons) (12)	6,540,019	14.46%

(1)	Includes vested options to purchase an aggregate of 755,000 shares of our common stock at prices ranging from $0.25 to $2.20 per share with expiration dates ranging from November 2005 to December 2010, 304,000 shares of our common stock issuable upon conversion of our Series C Stock, and 152,000 shares of our common stock issuable upon conversion of warrants.
(2)	Includes vested options to purchase an aggregate of 809,270 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from November 2005 to December 2010.
(3)	Includes vested options to purchase an aggregate of 612,000 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from March 2006 to December 2010.
(4)	Includes vested options to purchase an aggregate of 455,000 shares of our common stock at $0.25 per share with expiration dates ranging from March 2006 to December 2010.
(5)	Includes vested options to purchase an aggregate of 380,000 shares of our common stock at prices ranging from $0.25 to $2.20 per shares with expiration dates ranging from May 2005 to December 2010, 352,000 shares of our common stock issuable upon conversion of warrants, 100,000 shares of our common stock issuable upon conversion of our Series B Preferred Stock and 504,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock.
(6)	Includes vested options to purchase an aggregate of 100,000 shares of our common stock at $0.25 per share expiring in December 2010.
(7)	Includes vested options to purchase an aggregate of 100,000 shares of our common stock at $0.25 per share expiring in December 2010.
(8)	Includes 3,000,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share. Also includes 452,000 shares of our common stock issuable upon the conversion of our Series B Preferred Stock and 452,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option that ComVest Venture Partners LP received from Commonwealth Associates. ComVest Venture Partners, LP is an affiliate of the Commonwealth Associates, L.P., the placement agent for our private offering of our Series B Preferred Stock. The information presented for ComVest Venture Partners, LP, however, does not include any holdings of Commonwealth Associates, L.P., or its affiliates. ComVest Venture Partner’s address is 830 Third Avenue, Fourth Floor, New York, NY 10022.

(9)	Includes 400,000 shares of our common stock issuable upon the conversion of our Series C Preferred Stock and 1,128,400 shares of our common stock issuable upon the conversion of warrants at an exercise price ranging from $.25 to $1.10 per share, including 389,833 warrants held by Noesis International Holding, the parent company of Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option. Noesis Capital Corp.’s address is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487.
(10)	Includes 1,500,000 shares of our common stock issuable upon the conversion of shares of our Series B Preferred Stock, 2,172,532 shares of our common stock issuable upon the conversion of warrants and 960,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock. Noesis, N.V.’s address is Landhuis Joonchi, Kaya Richard J. Beaujon z/n, Curacao, Netherlands Antilles.
(11)	Includes 1,220,000 shares of our common stock issuable upon the conversion of our Series C Preferred stock and 760,000 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $0.25 to $0.75 per share. Magnolia Private Foundation’s address is c/o Jan Vandamme, Grote Moerstraat 44, 8200 Brugge, Belgium
(12)	Includes footnotes (1) through (7) above.

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

ITEM 13. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of The Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.

(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-QSB for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-QSB for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-QSB for the period ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed by Greenberg and Company, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2004 were $45,000 .The aggregate audit fees billed to us by Greenberg and Company, LLC during the fiscal year ended December 31, 2003 were approximately $35,000. The aggregate audit fees billed to us by Greenberg and Company, LLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2004 were approximately $15,000.

Audit Related Fees

For the fiscal year ended December 31, 2004 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $5,000. For the fiscal year ended December 31, 2003 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $5,000.

Tax Fees

For the fiscal year ended December 31, 2004 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2003 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2004 or 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	March 31, 2005
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2005
Randall G. Smith

/s/ Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 31, 2005
Ronald T. Linares

/s/ Guus van Kesteren	Director	March 31, 2005
Guus van Kesteren

/s/ Matthew D. Veatch	Director	March 31, 2005
Matthew D. Veatch

/s/ Charles E. Leonard	Director	March 31, 2005
Charles E. Leonard

FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS
Cash	$65,695	$1,977
Accounts receivable	148,128	112,026
Prepaid expenses	7,754	20,799

Total current assets	221,577	134,802

PROPERTY AND EQUIPMENT, net	34,915	139,830

OTHER ASSETS
Other assets	5,497	12,997

TOTAL ASSETS	$261,989	$287,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$825,092	$854,150
Accrued payroll taxes	123,943	111,159
10% Convertible Notes	255,000	375,000
Notes payable – current portion	100,000	-0-
Notes payable, related party – current portion	6,000	-0-
Deferred revenue	434,957	416,592

Total current liabilities	1,744,992	1,756,901

NOTES PAYABLE, net of current portion	1,513,187	880,926
NOTES PAYABLE RELATED PARTY, net of current portion	848,742	551,644

TOTAL LIABILITIES	4,106,921	3,189,471

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 97,500 and 157,500 issued and outstanding, respectively; liquidation preference $1,037,500 and $1,575,500, respectively	98	158

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 24,065,972 and 17,929,277 issued and outstanding, after deducting 669,777 and 669,777 shares of treasury stock, at $.001 par value, respectively	24,691	18,554
Additional paid in capital – preferred	8,178,454	8,778,394
Additional paid in capital – common	14,263,281	12,671,495
Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(26,016,147)	(24,032,562)
Deferred compensation	-0-	(42,572)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,844,932)	(2,901,842)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$261,989	$287,629

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	2004	2003
Revenues
Net sales	$1,108,711	$884,929
Other income	20,000	-0-

Total Revenues	1,128,711	884,929

Cost of sales	252,037	240,398

Gross margin	876,674	644,531

Other expenses

Salaries, benefits and related taxes	1,782,321	1,620,663
Rent & occupancy expenses	152,755	153,344
Consulting – medical advisory	-0-	139,423
Consulting – marketing sales	-0-	582
Legal and professional fees	182,972	178,214
Travel	57,372	34,548
Telephone and internet	67,848	82,421
Selling, general and administrative	149,246	224,844
Interest expense, net	287,599	938,639
Depreciation and amortization	125,698	144,967

Total other expenses	2,805,811	2,484,061

(Loss) before taxes and preferred dividends	(1,929,137)	(1,839,530)

Income tax expense (benefit)	-0-	-0-

Net income (loss)	(1,929,137)	(1,839,530)

Preferred stock dividends in arrears Series A Preferred	(205,925)	(205,364)
Preferred stock dividends in arrears Series B Preferred	(96,649)	(154,674)
Preferred stock dividends in arrears Series C Preferred	(270,459)	(265,925)
Preferred stock dividends – deemed dividends	-0-	(295,921)

Total preferred stock dividends	(573,033)	(921,884)

Net income (loss) attributable to common stockholders	$(2,502,170)	$(2,761,414)

Net (loss) per share	$(0.15)	$(0.20)

Weighted average number of shares outstanding	16,246,500	13,688,721

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,929,137)	$(1,839,530)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125,698	144,967
Amortization of deferred compensation	42,572	29,955
Common stock issued for services	-0-	26,667
Interest expense from beneficial conversion	76,800	-0-
Change in assets and liabilities:
Accounts receivable	(36,102)	161,447
Prepaid expenses	13,045	(11,840)
Other assets	7,500	-0-
Accounts payable and accrued expenses	59,161	(190,142)
Deferred revenue	18,366	94,072

Net cash provided by (used in) operating activities	(1,622,097)	(1,584,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,784)	(23,061)

NET Net cash provided by (used in) investing activities	(20,784)	(23,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,024,099	341,500
Proceeds from the issuance of common stock, net of issuance costs	682,500	859,500
Payments on notes payable	-0-	(51,500)
Issuance of Series C Convertible Preferred Stock, net of issuance costs	-0-	265,265

Net cash provided by (used in) financing activities	1,706,599	1,414,765

Net increase (decrease) in cash and cash equivalents	63,718	(192,700)
Cash and cash equivalents at beginning of period	1,977	194,677

Cash and cash equivalents at end of period	$65,695	$1,977

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	For the years ended December 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$2,475	$-0-

Non-cash Transactions
Treasury stock repurchase of stock for trade accounts receivable	$-0-	$1,067
Conversion of Series B Preferred Stock into common stock	$600,000	$425,000
Common stock issued in exchange for accrued interest	$64,173	$-0-
Common stock issued for services and in lieu of pay	$-0-	$25,000
Conversion of 10% Convertible Notes Payable into common stock	$-0-	$57,000
Conversion of 10% Convertible Notes Payable into shares of common stock	$120,000	$75,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of its three wholly owned subsidiaries, OmniCommerce, WebIPA, Inc. and OmniTrial B.V and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2003 financial statements to conform to the 2004 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

SEGMENT INFORMATION

The Company operates in one reportable segment.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. As of each balance sheet date, no reserve was considered necessary.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 56% of our revenues during 2004 and approximately 57% of our revenues during 2003. Four customers, including Target Research Associates, Kos Pharmaceuticals and Mt. Sinai of Florida, accounted individually for 10% or more of our revenues during 2004.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2004 the Company had $434,957 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. As of December 31, 2004 the Company had $434,957 in deferred revenue relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $(680) and $3,636 for the years ended December 31, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $537,565 and $504,021 for the years ended December 31, 2004 and 2003 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described in “Note 13: Employee Equity Incentive Plans.” The company accounts for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The exercise price of options is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. Accordingly, no stock-based compensation is recognized in the Consolidated Statements of Operations. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, “SFAS 123”, to options granted under the stock options plan. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Years Ended December 31,
(in thousands, except for per share data)	2004	2003
Net loss available to common stockholders as reported	$(2,502)	$(2,761)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(258)	(169)

Pro forma net loss available to common stockholders	$(2,760)	$(2,930)

Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic and diluted	16,247	13,689

Reported basic and diluted net loss per common share	$(0.15)	$(0.20)

Pro forma basic and diluted net loss per common share	$(0.16)	$(0.21)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The estimated value of employee stock options granted during 2004 was $242,231 ($309,274 in 2003). The value of options granted in 2004 and 2003 was estimated at the date of grant using the following assumptions:

	2004	2003
Risk-free interest rate	2.07%	2.90%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	113.8%	125.0%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

EARNINGS PER SHARE

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”) SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 16,246,500 and 13,688,721 for the years ended December 31, 2004 and 2003, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,562,770 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at December 31, 2004. Stock warrants to purchase 17,021,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at December 31, 2004. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”, “SFAS 109”. SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, (“FAS 106-b”). FAS 106-b provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FAS 106-b will not have a material effect on us since we do not offer prescription drug benefits to any retirees at December 31, 2004.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 25, 2004, net income would have been reduced by approximately $9.9 million. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2004 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	December 31, 2004		December 31, 2003
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$443,960	$419,773	$423,177	$337,604	5 years
Leasehold improvements	3,299	2,712	3,299	2,052	5 years
Computer software	269,869	269,869	269,869	235,196	3 years
Office furniture	52,950	45,203	52,950	34,613	5 years

	$770,078	$735,163	$749,295	$609,465

Depreciation expense for the years ended December 31, 2004 and 2003 was $125,695 and $144,967 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2004	December 31, 2003
Accounts payable	$258,909	$255,890
Accrued payroll and related costs	34,808	15,479
Other accrued expenses	216,427	236,927
Accrued interest	187,429	218,335
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$825,092	$854,150

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2004 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 45,981,065 and 46,891,795 have been omitted from the calculation of dilutive EPS for the years ended December 31, 2004 and December 31, 2003, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	December 31, 2004			December 31, 2003
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(2,502,170)	16,246,500	$(0.15)	$(2,761,414)	13,688,721	$(0.20)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,502,170)	16,246,500	$(0.15)	$(2,761,414)	13,688,721	$(0.20)

NOTE 7:	NOTES PAYABLE

At December 31 2004, the Company owed $2,467,929 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Note Holder	Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
Guus van Kesteren	6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
Magnolia Private Fnd.	6/30/2004	10/31/2006	9.0%	596,052	0	596,052
Nico Letschert	7/31/2002	10/31/2005	9.0%	20,000	0	20,000
Randall Smith	11/25/2002	1/31/2005	9.0%	6,000	6,000	0
Cornelis Wit	6/30/2004	10/31/2006	9.0%	483,984	0	483,984
Guy Brissette	8/15/2003	1/31/2005	9.0%	100,000	100,000	0
Noesis Capital	6/30/2004	10/31/2006	9.0%	450,875	0	450,875
Noesis NV #4	12/31/2004	10/31/2006	9.0%	107,950	0	107,950
Noesis NV #3	1/30/2004	10/31/2006	9.0%	100,000	0	100,000
Noesis NV #1	11/7/2003	10/31/2006	9.0%	238,310	0	238,310

				$2,467,929	$106,000	$2,361,929

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes Payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which is five years, into shares of common stock of the Company at $1.25 per share. As of December 31, 2004 approximately $607,500 of the Convertible Notes had been converted into 816,000 shares of common stock of the Company leaving an outstanding principal balance of $255,000.

The Company is currently in default on interest payments owed totaling $71,184 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2004 are as follows:

2005	$116,802
2006	62,280
2007	51,900
2008	0
2009	0

Total	$230,982

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $152,755 and $161,085 for the years ended December 31, 2004 and 2003, respectively.

EMPLOYMENT AGREEMENTS

In December 2004, we entered into an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2005. Mr. Wit receives an annual salary of $205,700 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement) Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2004, we entered into a one-year employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $200,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In September 2004, we entered into a one-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $167,440 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $171,600 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

FINANCIAL ADVISORY AGREEMENT

During May 2004, the Company extended its financial advisory agreement with Noesis Capital. Under the agreement Noesis Capital will assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees annually. The advisory amendment changed the termination date to December 31, 2005.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 11:	POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Post-employment Benefits – an Amendment of FASB Statements No. 5 and 43”.

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

As of December 31, 2004 we had the following outstanding securities:

•	24,065,972 shares of common stock issued and outstanding;

•	17,021,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	97,500 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

From July 2003 through December, 2003, we sold an aggregate of 2,484,000 shares of our common stock resulting in gross proceeds of $621,000. None of these investors, other than Guus van Kesteren, a Director, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $48,400, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $12,100 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 248,400 shares of our common stock. An estimated fair value of $56,982 was calculated for the warrants granted to Noesis Capital utilizing the Black-Scholes option pricing model.

From January 2004 through October 2004, we sold an aggregate of 3,000,000 shares of our common stock resulting in gross proceeds of $750,000. None of these investors, other than Cornelis Wit our CEO, President and a Director and Guus van Kesteren, a Director, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $54,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $13,500 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 270,000 shares of our common stock. An estimated fair value of $54,449 was calculated for the warrants granted to Noesis Capital utilizing the Black-Scholes option pricing model.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $496,247 and $290,322 on the Series A Preferred Stock for undeclared dividends as of December 31, 2004 and December 31, 2003, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our board of directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 97,500 shares are issued and outstanding.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $462,579 and $365,930 on the Series B Preferred Stock for undeclared dividends as of December 31, 2004 and December 31, 2003, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $593,189 and $322,730 on the Series C Preferred Stock for undeclared dividends as of December 31, 2004 and December 31, 2003, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock.

Warrants

We have issued and outstanding warrants to purchase a total of 17,021,296 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 919,896 shares of our common stock at exercise prices ranging from $.50 to $10.00 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 388,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

•	warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision.

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10.00% interest and are due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. We have the right to prepay the principal amount at any time with 60 days prior written notice. From 2000 to 2004, certain of the note holders converted an aggregate of $607,500 principal amount of the notes according to their terms into 816,000 shares of our common stock at a conversion price of $1.25 per share. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2004, substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and five years from the date of grant for officers and directors of the company.

The Company’s share option activity and related information is summarized below:

	2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,593,500	$0.83	2,785,039	$1.00
Granted	1,192,270	$0.25	1,471,000	$0.25
Exercised	-0-	$0.00	40,000	$0.25
Cancelled	223,000	$0.41	622,539	$0.27

Outstanding at end of period	4,562,770	$0.59	3,593,500	$0.83

Exercisable at end of period	4,076,770	$0.50	3,099,500	$0.53

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	3,977,770	3,96	$0.29	3,491,770	$0.29
$0.50 - $0.80	257,000	5.26	$0.54	257,000	$0.54
$1.00 - $2.75	328,000	1.62	$2.09	328,000	$2.09

Other Stock Based Compensation

The Company recognized non-cash compensation expense totaling $29,955 during the year ended December 31, 2003 in connection with warrants granted for consulting services.

During 2003, the Company issued an aggregate of 106,667 shares of common stock to employees. The stock issued had a fair market value of $26,667.

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/04	12/31/03
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(725,934)	(692,215)

	(725,934)	(692,215)

Valuation allowance	725,934	692,215

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/04	12/31/03
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	6,967,480	6,241,546

Gross deferred tax assets	7,7251,178	6,525,244

Valuation allowance	(7,251,178)	(6,525,244)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $18,503,666. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2004.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 15:	OTHER INCOME

On March 20, 2000 the Company entered into a stock purchase agreement under which it agreed to purchase a 25% interest in Medical Network AG EMN, a Swiss company (“EMN”). The agreement provided that the purchase price for 25% of EMN’s stock equity was $838,500 to be paid partly in cash and stock. Two cash payments totaling US $645,000 were to be paid in installments. In addition, the Company was to provide 41,883 shares of common stock to EMN. Pursuant to the terms of the stock purchase agreement, on March 20, 2000, EMN’s shareholders entered into an agreement that provided for the Company to have one seat on EMN’s board of directors and the right to veto any sale of equity in excess of 49% of the total issued and outstanding equity of EMN.

On March 20, 2000, the Company paid EMN $335,000, received 10% of EMN’s equity and a seat on EMN’s board. On April 20, 2000, the Company did not make the second payment of $310,000 or the stock payment of 41,883 shares to EMN and the stock purchase agreement did not close. On July 11, 2000, the Company and EMN agreed to renegotiate the terms of their agreement subject to the Company’s success in finding adequate financing. As part of the renegotiation the Company resigned its seat on EMN’s board and offered to sell its 10% interest back to EMN for $20,000, payable in conjunction with EMN successfully completing a private placement of capital in the amount of CHF 200,000. The Company established a valuation allowance of $335,000 against its investment in EMN to reflect the uncertainty of the fair market value of the investment as of December 31, 2001.

On September 30, 2004, EMN made payment of the outstanding $20,000 to the company. This payment was recognized as other income.

NOTE 16:	SUBSEQUENT EVENTS

The Company had a recorded liability of $123,943 at December 31, 2004 for federal employment taxes. The Company had fully satisfied the liability as of March 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OMNICOMM SYSTEMS, INC.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OMNICOMM SYSTEMS, INC. as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of OMNICOMM SYSTEMS, INC. at December 31, 2004 and 2003, and the results of its operations and cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses and has a net capital deficiency that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 11, 2005

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of The Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.