Form 10QSB
period 2005-03-31
OMNICOMM SYSTEMS INC
filed 2005-05-20
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

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

Indicate by check mark whether the Issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of May 10, 2005: 25,365,972 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE

PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Income Statements	4
Consolidated Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	30

SIGNATURES	31

CERTIFICATIONS
Exhibit 10.13 Promissory Note between the Company and Cornelis Wit dated March 31, 2005
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,638	$65,695
Accounts receivable	168,160	148,128
Prepaid expenses	42,724	7,754

Total current assets	215,522	221,577

PROPERTY AND EQUIPMENT, net	32,525	34,915

OTHER ASSETS
Other assets	5,497	5,497

TOTAL ASSETS	$253,544	$261,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,050,287	$825,092
Accrued payroll taxes	274,264	123,943
10% Convertible Notes	255,000	255,000
Notes payable – current portion	-0-	100,000
Notes payable, related party – current portion	-0-	6,000
Deferred revenue	410,587	434,957

Total current liabilities	1,990,138	1,744,992

NOTES PAYABLE, net of current portion	1,613,187	1,513,187
NOTES PAYABLE RELATED PARTY, net of current portion	876,742	848,742

TOTAL LIABILITIES	4,480,067	4,106,921

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 65,000 and 97,500 issued and outstanding, respectively; liquidation preference $650,000 and $975,000, respectively	65	98

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 25,365,972 and 24,065,972 issued and outstanding, after deducting 669,777 and 669,777 shares of treasury stock, at $.001 par value, respectively	25,991	24,691
Additional paid in capital – preferred	7,853,487	8,178,454
Additional paid in capital – common	14,735,626	14,411,926
Less: Treasury stock, cost method, 669,777 and 669,777 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(26,546,383)	(26,164,793)
Deferred compensation	-0-	-0-

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,226,523)	(3,844,932)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$253,544	$261,989

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(unaudited)

	2005	2004
Revenues	$410,231	$266,561

Cost of sales	76,450	70,188

Gross margin	333,781	196,373

Other expenses

Salaries, benefits and related taxes	464,662	441,980
Rent & occupancy expenses	37,635	37,936
Legal and professional fees	42,441	34,254
Travel	31,506	10,992
Telephone and internet	16,911	15,536
Selling, general and administrative	47,611	38,961
Interest expense, net	60,535	42,587
Depreciation and amortization	14,070	35,963

Total other expenses	715,371	658,209

(Loss) before taxes and preferred dividends	(381,590)	(461,836)

Income tax expense (benefit)	-0-	-0-

Net income (loss)	(381,590)	(461,836)

Preferred stock dividends in arrears Series A Preferred	(50,637)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(16,263)	(27,674)
Preferred stock dividends in arrears Series C Preferred	(66,506)	(67,245)

Total preferred stock dividends	(133,406)	(146,119)

Net income (loss) attributable to common stockholders	$(514,996)	$(607,955)

Net (loss) per share	$(0.02)	$(0.03)

Weighted average number of shares outstanding	24,668,194	18,699,277

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(381,590)	$(461,836)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,070	35,963
Amortization of deferred compensation	-0-	8,700
Change in assets and liabilities:
Accounts receivable	(20,031)	65,620
Prepaid expenses	(34,968)	(3,377)
Accounts payable and accrued expenses	375,514	189,531
Deferred revenue	(24,372)	(106,937)

Net cash provided by (used in) operating activities	(71,377)	(272,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,680)	-0-

Net cash provided by (used in) investing activities	(11,680)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	22,000	276,000

Net cash provided by (used in) financing activities	22,000	276,000

Net increase (decrease) in cash and cash equivalents	(61,057)	3,664
Cash and cash equivalents at beginning of period	65,695	1,977

Cash and cash equivalents at end of period	$4,638	$5,641

	For the periods ended March 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$2,500	$-0-

Non-cash Transactions
Conversion of Series B Preferred Stock into common stock	$325,000	$262,500

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2004 financial statements to conform to the 2005 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

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

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 64% of our revenues during 2005 and approximately 66% of our revenues during 2004. Three customers accounted individually for 10% or more of our revenues during 2005.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31, 2005 the Company had $410,585 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $515 and $(1,015) for the three months ended March 31, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $126,899 and $182,385 for the three months ended March 31, 2005 and 2004 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

	Periods Ended March 31,
(in thousands, except for per share data)	2005	2004
Net loss available to common stockholders as reported	$(515)	$(608)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(17)

Pro forma net loss available to common stockholders	$(538)	$(625)

Weighted average number of common shares outstanding used to compute net income (loss) per common share–basic and diluted	24,668	18,699

Reported basic and diluted net loss per common share	$(0.02)	$(0.03)

Pro forma basic and diluted net loss per common share	$(0.02)	$(0.03)

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

The estimated value of employee stock options granted during the period ended March 31, 2005 was $-0- ($-0- for the period ended March 31, 2004). The value of options granted in 2005 and 2004 was estimated at the date of grant using the following assumptions:

	2005	2004
Risk-free interest rate	2.07%	2.90%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	107.3%	113.8%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 24,668,194 and 18,699,277 for the periods ended March 31, 2005 and 2004, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,562,770 shares of common stock at prices ranging from $.15 to $5.50 per share were outstanding at March 31, 2005. Stock warrants to purchase 16,996,296 shares of common stock at prices ranging from $0.25 to $10.00 per share were outstanding at March 31, 2005. The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the Agent Option would result in the issuance of an aggregate of 2,160,000 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share. The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending March 31, 2005, net income would have been reduced by approximately $23,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2005 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 4: PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	March 31, 2005		December 31, 2004		Estimated Useful Lives
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation
Computer and office equipment	$446,395	$431,229	$443,960	$419,773	5 years
Leasehold improvements	3,299	2,877	3,299	2,712	5 years
Computer software	279,114	268,714	269,869	267,475	3 years
Office furniture	52,950	46,413	52,950	45,203	5 years

	$781,758	$749,233	$770,078	$735,163

Depreciation expense for the periods ended March 31, 2005 and 2004 was $14,070 and $35,963 respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Accounts payable	$413,122	$258,909
Accrued payroll and related costs	47,674	34,808
Other accrued expenses	216,427	216,427
Accrued interest	245,545	187,429
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,050,287	$825,092

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2004 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 45,981,065 and 46,891,795 have been omitted from the calculation of dilutive EPS for the periods ended March 31, 2005 and March 31, 2004, respectively. A reconciliation between numerators and denominators of the basic and diluted earnings per shares is as follows:

	March 31, 2005			March 31, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(514,996)	24,668,194	$(0.02)	$(607,955)	18,699,277	$(0.03)
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(514,996)	24,668,194	$(0.02)	$(607,955)	18,699,277	$(0.03)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE 7: NOTES PAYABLE

At March 31, 2005, the Company owed $2,489,929 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
6/30/2004	10/31/2006	9.0%	596,052	0	596,052
7/31/2002	10/31/2005	9.0%	20,000	0	20,000
11/25/2002	1/31/2007	9.0%	6,000	0	6,000
6/30/2004	10/31/2006	9.0%	483,984	0	483,984
8/15/2003	1/31/2007	9.0%	100,000	0	100,000
6/30/2004	10/31/2006	9.0%	450,875	0	450,875
12/31/2004	10/31/2006	9.0%	107,950	0	107,950
1/30/2004	10/31/2006	9.0%	100,000	0	100,000
11/7/2003	10/31/2006	9.0%	238,310	0	238,310
3/31/2005	1/31/2007	9.00%	22,000	0	22,000

			$2,489,929	$0	$2,489,929

NOTE 8: CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2005 approximately $607,500 of the Convertible Notes had been converted into 816,000 shares of common stock of the Company leaving an outstanding principal balance of $255,000.

The Company is currently in default on interest payments owed totaling $74,972 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2005 are as follows:

2005	$83,058
2006	62,280
2007	51,900
2008	0
2009	0

Total	$197,238

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rental expense was $37,635 and $37,936 for the periods ended March 31, 2005 and 2004, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

During March 2002, we borrowed $2,341 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. This amount was repaid without interest on April 12, 2002. In addition, we borrowed $6,000 without interest from Mr. Smith on November 25, 2002. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005. This note was amended and restated extending the maturity date to January 31, 2007.

In December 2002, we borrowed $50,000 from Cornelis Wit, our President and Chief Executive Officer and a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

In March 2005, the Company borrowed $22,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007.

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

As of May 10, 2005 we had the following outstanding securities:

•	25,365,972 shares of common stock issued and outstanding;

•	16,996,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	65,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

(unaudited)

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

There were arrearages of $546,884 and $496,247 on the Series A Preferred Stock for undeclared dividends as of March 31, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our board of directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 65,000 shares are issued and outstanding.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

There were arrearages of $478,842 and $462,579 on the Series B Preferred Stock for undeclared dividends as of March 31, 2005 and December 31, 2004, respectively.

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

(unaudited)

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

There were arrearages of $659,695 and $593,189 on the Series C Preferred Stock for undeclared dividends as of March 31, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock.

Warrants

We have issued and outstanding warrants to purchase a total of 16,996,296 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 894,896 shares of our common stock at exercise prices ranging from $.50 to $10.00 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 388,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

•	warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision and piggyback registration rights.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10.00% interest and were due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. From 2000 to 2004, certain of the note holders converted an aggregate of $607,500 principal amount of the notes according to their terms into 816,000 shares of our common stock at a conversion price of $1.25 per share. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

NOTE 13: EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of March 31, 2005, substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and five years from the date of grant for officers and directors of the company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

The Company’s share option activity and related information is summarized below:

	Quarter Ended March 31, 2005		Quarter Ended March 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,562,770	$0.59	3,593,500	$0.83
Granted	-0-	$0.00	1,192,270	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	-0-	$0.00	223,000	$0.41

Outstanding at end of period	4,562,770	$0.59	4,562,770	$0.59

Exercisable at end of period	4,226,770	$0.49	4,076,770	$0.50

The following table summarizes information about stock options outstanding at March 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	3,977,770	3,90	$0.29	3,641,770	$0.29
$0.50 - $0.80	257,000	5.02	$0.54	257,000	$0.54
$1.00 - $2.75	328,000	0.38	$2.09	328,000	$2.09

NOTE 14: INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	03/31/05	03/31/04
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(143,593)	(173,789)

	(143,593)	(173,789)

Valuation allowance	143,593	173,789

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	03/31/05	12/31/04
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	7,111,073	6,967,480

Gross deferred tax assets	7,394,771	7,251,178

Valuation allowance	(7,394,771)	(7,251,178)

Net deferred tax asset	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited)

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $18,885,257. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through March 31, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Unaudited Financial Statements and Notes thereto and other information set forth in this report.

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

Overview

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (CRO), and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. Medical Error Reporting System (“MERS-TH”) is being co-developed with Columbia University. MERS-TH has been designed to provide U.S. and European hospitals and medical centers, a standardized system for collecting data on medical errors, adverse events and near misses. All of our personnel are involved in the development and marketing of TrialMaster and MERS-TH.

The Period Ended March 31, 2005 Compared With the Period Ended March 31, 2004

Results of Operations

Revenues for the period ended March 31, 2005 were $410,231 compared to $266,561 for the same period in 2004, an increase of 53.9%. The revenue increase can be attributed to an incremental increase in per project revenue. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors. TrialMaster is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from three months to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $76,450 in 2005 compared to $70,188 in 2004. Cost of goods sold were approximately 18.6% of sales in 2005 compared to 26.3% in fiscal 2004. Salaries have increased during 2005 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 20-30% range during 2005 as we continue to increase follow-on engagements from existing clients and continue to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the latest release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 65.0% of total Other Expenses for 2005. Salaries and related expenses totaled $464,662 in 2005 compared to $441,880 in 2004, an increase of 5.1%. We currently employ approximately 14 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses decreased by $301 during the three months ended March 31, 2005 compared to the same period in 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

Legal and professional fees totaled $42,441 in 2005 compared with $34,254 in fiscal 2004. An increase of approximately $8,187.

Selling, general and administrative expenses (“SGA”) were $47,611 during 2005 compared to $38,961 in 2004, an increase of 22.2%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business.

Net interest expense was $60,535 for the first three months of 2005 versus $42,587 in fiscal 2004, an increase of $17,948 or 42.1%. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the first three months of fiscal 2005 we issued a $22,000 promissory note. During fiscal 2004, we issued $1,024,099 in promissory notes. The increase in interest expense can primarily be attributed to the increase in debt incurred in fiscal 2004.

There were arrearages of $50,637 in 5% Series A Preferred Stock dividends, $16,263 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends at March 31, 2005, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $27,674 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at March 31, 2004. We deducted $133,406 and $146,119 from Net Income (Loss) Attributable to Common Stockholders’ for the periods ended March 31, 2005 and March 31 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents decreased by $61,057 from $65,695 to $4,368 at March 31, 2005. This was the result of cash provided by financing activities of $22,000 offset by cash used in operating activities of approximately $71,377 and $11,680 used in investing activities. The significant components of the activity include a loss from operations of approximately $381,590 offset by non-cash expenses of $310,214 and approximately $22,000 we raised through the issuance of debt and equity securities offset by $11,680 used in investing activities and increases in cash of $296,144 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2005:

Contractual Obligations	Total	Payments Due by Period
		Less than 1 year		1-3 Years	3-5 Years	More than 5 Years
Long Term Debt (1)	$2,744,930	$255,000	(2)	2,489,930	$-0-	$-0-
Operating Lease Obligations	192,048	98,628		93,420	-0-	-0-
Financial Advisory Agreement	67,500	67,500		-0-	-0-	-0-

Total	$3,004,478	$421,128		$2,583,350	$-0-	$-0-

1.	Amounts do not include interest to be paid.
2.	Includes $255,000 of convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rates $1.25 per share.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $329,972 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2004 through November 2004 we sold an aggregate of 3,000,000 shares of our common stock for gross proceeds of $750,000. We accrued $67,500 in transaction fees leaving net proceeds to us of $682,500.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2005, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 11, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being March 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	May 19, 2005

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	May 19, 2005

Exhibit Index

Exhibit No.	Description
10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.