Form 10QSB
period 2005-06-30
OMNICOMM SYSTEMS INC
filed 2005-08-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

Indicate by check mark whether the Issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

The number of shares outstanding of each of the issuer’s classes of common equity as of August 10, 2005: 26,775,915 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE

PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Income Statements	4

Consolidated Statement of Cash Flows	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits	33

SIGNATURES	34

CERTIFICATIONS

Exhibit 10.14 Promissory Note between the Company and Cornelis Wit dated June 30, 2005

Exhibit 10.15 Promissory Note between the Company and Guus van Kesteren dated June 30, 2005

Exhibit 10.16 Promissory Note between the Company and Ronald Linares dated June 30, 2005

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CEO Cornelis F. Wit

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002– CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO - Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO - Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,940	$65,695
Accounts receivable	506,278	148,128
Prepaid expenses	40,154	7,754

Total current assets	548,372	221,577

PROPERTY AND EQUIPMENT, net	31,681	34,915

OTHER ASSETS
Other assets	5,497	5,497

TOTAL ASSETS	$585,550	$261,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,148,384	$825,093
Accrued payroll taxes	149,309	123,943
10% Convertible Notes	125,000	255,000
Notes payable – current portion	20,000	100,000
Notes payable, related party – current portion	-0-	6,000
Deferred revenue	765,905	434,957

Total current liabilities	2,208,598	1,744,993

NOTES PAYABLE, net of current portion	1,683,187	1,513,187
NOTES PAYABLE RELATED PARTY, net of current portion	1,034,742	848,742

TOTAL LIABILITIES	4,926,527	4,106,922

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 65,000 and 97,500 issued and outstanding, respectively; liquidation preference $650,000 and $975,000, respectively	65	98

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 26,775,915 and 24,065,972 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	27,401	24,691
Additional paid in capital – preferred	7,853,487	8,178,454
Additional paid in capital – common	15,170,202	14,411,926
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(27,096,823)	(26,164,793)
Deferred compensation	-0-	-0-

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,340,977)	(3,844,933)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$585,550	$261,989

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2005	2004	2005	2004
Revenues	$762,601	$441,051	$352,370	$174,490
Cost of sales	167,930	130,157	91,480	59,969

Gross margin	594,671	310,894	260,890	114,521

Operating expenses
Salaries, benefits and related taxes	930,648	914,608	465,986	472,628
Rent & occupancy expenses	75,614	75,782	37,979	37,846
Legal and professional fees	87,171	95,832	44,730	61,578
Travel	59,694	35,746	28,188	24,754
Telephone and internet	34,900	33,762	17,989	18,226
Selling, general and administrative	92,701	72,580	45,090	33,619
Depreciation and amortization	18,397	72,092	4,327	36,129

Total operating expenses	1,299,125	1,300,402	644,289	684,780

Operating income (loss)	(704,454)	(989,508)	(383,399)	(570,259)

Other income (expense)
Interest expense	(227,657)	(88,966)	(167,041)	(46,313)
Interest income	81	66	-0-	-0-

(Loss) before taxes and preferred dividends	(932,030)	(1,078,408)	(550,440)	(616,572)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(932,030)	(1,078,408)	(550,440)	(616,572)

Preferred stock dividends in arrears Series A Preferred	(101,837)	(102,400)	(51,200)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(29,227)	(53,211)	(12,964)	(25,537)
Preferred stock dividends in arrears Series C Preferred	(133,751)	(134,490)	(67,245)	(67,245)

Total preferred stock dividends	(264,815)	(290,101)	(131,409)	(143,982)

Net income (loss) attributable to common stockholders	$(1,196,845)	$(1,368,509)	$(681,849)	$(760,554)

Net (loss) per share	$(0.05)	$(0.07)	$(0.03)	$(0.04)

Weighted average number of shares outstanding	25,415,829	19,186,145	26,149,019	19,681,475

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(932,030)	$(1,078,408)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,397	72,092
Interest expense from beneficial conversion of 10% Convertible Notes	104,000	-0-
Amortization of deferred compensation	-0-	42,573
Change in assets and liabilities:
Accounts receivable	(358,150)	80,896
Prepaid expenses	(32,400)	(23,135)
Accounts payable and accrued expenses	370,643	34,588
Deferred revenue	330,948	(112,877)

Net cash provided by (used in) operating activities	(498,592)	(984,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,163)	(25,081)

Net cash provided by (used in) investing activities	(15,163)	(25,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	180,000	247,500
Repayments of notes payable	(40,000)	-0-
Proceeds from notes payable	310,000	814,099

Net cash provided by (used in) financing activities	450,000	1,061,599

Net increase (decrease) in cash and cash equivalents	(63,755)	52,247
Cash and cash equivalents at beginning of period	65,695	1,977

Cash and cash equivalents at end of period	$1,940	$54,224

	For the six months ended June 30,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$2,500	$-0-

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$130,000	$-0-
Accrued interest converted into common stock	$21,985	$-0-
Conversion of Series B Preferred Stock into common stock	$325,000	$262,500

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2004, we spent approximately $537,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2003 we spent approximately $504,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 62% of our revenues during 2005 and approximately 61% of our revenues during 2004. Three customers accounted individually for 10% or more of our revenues during 2005.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30, 2005 the Company had $765,905 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $5,355 and $(680) for the six months ended June 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $217,006 and $248,091 for the six months ended June 30, 2005 and 2004 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described in “Note 13: Employee Equity Incentive Plans.” The company accounts for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The exercise price of options is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. Accordingly, no stock-based compensation is recognized in the Consolidated Statements of Operations. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, (“SFAS 123”), to options granted under the stock options plan. For purpose of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Six Months Ended June 30,
(in thousands, except for per share data)	2005	2004
Net loss available to common stockholders as reported	$(1,197)	$(1,369)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(184)	(78)

Pro forma net loss available to common stockholders	$(1,381)	$(1,446)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	25,415	19,186

Reported basic and diluted net loss per common share	$(0.05)	$(0.07)

Pro forma basic and diluted net loss per common share	$(0.05)	$(0.08)

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

The estimated value of employee stock options granted during the period ended June 30, 2005 was $101,626 ($64,459 for the period ended June 30, 2004). The value of options granted in 2005 and 2004 was estimated at the date of grant using the following assumptions:

	2005	2004
Risk-free interest rate	2.07%	2.90%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	107.3%	113.8%
Dividend yield	0%	0%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

EARNINGS PER SHARE

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 25,415,829 and 19,186,145 for the six months ended June 30, 2005 and 2004, respectively and 26,149,019 and 19,681,475 for the three months ended June 30, 2005 and 2004, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,817,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at June 30, 2005. Stock warrants to purchase 16,991,296 shares of common stock at prices ranging from $0.25 to $2.25 per share were outstanding at June 30, 2005.

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

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”, (“SFAS 109”). SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

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

The requirements of SFAS No. 123R are effective for fiscal periods beginning after December 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending June 30, 2005, net income would have been reduced by approximately $184,000. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3:	OPERATIONS AND LIQUIDITY

We have experienced negative cash flow from operations since 1999 and have funded our activities to date primarily from debt and equity financings. We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2005 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2005		December 31, 2004
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$449,878	$433,339	$443,960	$419,773	5 years
Leasehold improvements	3,299	3,022	3,299	2,712	5 years
Computer software	279,114	269,991	269,869	267,475	3 years
Office furniture	52,950	47,208	52,950	45,203	5 years

	$785,241	$753,560	$770,078	$735,163

Depreciation expense for the six months ended June 30, 2005 and 2004 was $18,397 and $72,092 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Accounts payable	$437,998	$258,910
Accrued payroll and related costs	52,418	34,808
Other accrued expenses	243,848	216,427
Accrued interest	286,601	187,429
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,148,384	$825,093

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2005 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 44,456,065 and 45,936,065 have been omitted from the calculation of dilutive EPS for the six and three month periods ended June 30, 2005 and June 30, 2004, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Six Months Ended
	June 30, 2005			June 30, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,196,845)	25,415,829	$(0.05)	$(1,368,509)	19,186,145	$(0.07)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,196,845)	25,415,829	$(0.05)	$(1,368,509)	19,186,145	$(0.07)

	Three Months Ended
	June 30, 2005			June 30, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(681,851)	26,149,019	$(0.03)	$(760,554)	19,681,475	$(0.04)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(681,851)	26,149,019	$(0.03)	$(760,554)	19,681,475	$(0.04)

NOTE 7:	NOTES PAYABLE

At June 30, 2005, the Company owed $2,737,929 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
6/30/2004	10/31/2006	9.0%	596,052	0	596,052
7/31/2002	10/31/2005	9.0%	20,000	20,000	0
11/25/2002	1/31/2007	9.0%	6,000	0	6,000
6/30/2004	10/31/2006	9.0%	483,984	0	483,984
8/15/2003	1/31/2007	9.0%	100,000	0	100,000
6/30/2004	10/31/2006	9.0%	450,875	0	450,875
12/31/2004	10/31/2006	9.0%	107,950	0	107,950
1/30/2004	10/31/2006	9.0%	100,000	0	100,000
11/7/2003	10/31/2006	9.0%	238,310	0	238,310
3/31/2005	1/31/2007	9.0%	22,000	0	22,000
4/7/2005	1/31/2007	9.0%	25,000	0	25,000
4/7/2005	1/31/2007	9.0%	50,000	0	50,000
5/12/2005	1/31/2007	9.0%	40,000	0	40,000
6/30/2005	1/31/2007	9.0%	120,000	0	120,000
6/30/2005	1/31/2007	9.0%	13,000	0	13,000

			$2,737,929	$20,000	$2,717,929

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of June 30, 2005, approximately $737,500 of the Convertible Notes had been converted into 1,406,638 shares of common stock of the Company leaving an outstanding principal balance of $125,000.

The Company is currently in default on interest payments owed totaling $78,174 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2005 are as follows:

2005	$49,314
2006	62,280
2007	51,900
2008	0
2009	0

Total	$158,304

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

In addition, to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $75,614 and $75,782 for the six months ended June 30, 2005 and 2004, respectively.

The Company’s corporate office lease expires in September 2005. The Company is currently negotiating an extension of this lease and believes it will be successful in obtaining an extension at financially acceptable terms.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

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

(unaudited, continued)

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

In April 2005, the Company borrowed $25,000 from Guus van Kesteren, a company Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007.

In June 2005, the Company borrowed $120,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007.

In June 2005, the Company borrowed $13,000 from Ronald Linares, the Company’s Vice President and Chief Financial Officer. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

As of June 30, 2005 we had the following outstanding securities:

•	26,775,915 shares of common stock issued and outstanding;

•	16,991,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	65,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

From January 2004 through October 2004, we sold an aggregate of 3,000,000 shares of our common stock resulting in gross proceeds of $750,000. Other than Cornelis Wit our CEO, President and a Director and Guus van Kesteren, a Director, none of these investors, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $54,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $13,500 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 270,000 shares of our common stock. An estimated fair value of $54,449 was calculated for the warrants granted to Noesis Capital utilizing the Black-Scholes option pricing model.

From April 2005 through May 2005, we sold an aggregate of 800,000 shares of our common stock resulting in gross proceeds of $200,000. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $16,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $4,000 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 80,000 shares of our common stock. An estimated fair value of $15,760 was calculated for the warrants granted to Noesis Capital utilizing the Binomial option pricing method.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

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

There were arrearages of $598,084 and $496,247 on the Series A Preferred Stock for undeclared dividends as of June 30, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

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

There were arrearages of $491,807 and $462,579 on the Series B Preferred Stock for undeclared dividends as of June 30, 2005 and December 31, 2004, respectively.

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

(unaudited, continued)

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

There were arrearages of $726,940 and $593,189 on the Series C Preferred Stock for undeclared dividends as of June 30, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our board of directors.

Warrants

We have issued and outstanding warrants to purchase a total of 16,991,296 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

•	warrants to purchase 819,896 shares of our common stock at exercise prices ranging from $.50 to $10.00 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 458,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

•	warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision and piggyback registration rights.

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10% interest and were due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. From 2000 to 2005, certain of the note holders converted an aggregate of $737,500 principal amount of the notes according to their terms into 1,406,638 shares of our common stock at a conversion price of $1.25 per share. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of June 30, 2005, substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and five years from the date of grant for officers and directors of the company.

The Company’s stock option activity and related information is summarized below:

	June 30, 2005		December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,562,770	$0.59	3,593,500	$0.83
Granted	525,000	$0.25	1,192,270	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	270,000	$1.81	223,000	$0.41

Outstanding at end of period	4,817,770	$0.59	4,562,770	$0.59

Exercisable at end of period	4,456,770	$0.39	4,076,770	$0.50

The following table summarizes information about stock options outstanding at June 30, 2005:

	Outstanding		Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	4,452,770	3.77	$0.28	4,091,770	$0.29
$0.50 - $0.80	257,000	4.77	$0.54	257,000	$0.54
$1.00 -$2.75	108,000	0.57	$1.94	108,000	$1.94

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	06/30/05	06/30/04
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(350,723)	(405,805)

	(350,723)	(405,805)

Valuation allowance	350,723	405,805

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	06/30/05	12/31/04
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	7,318,203	6,967,480

Gross deferred tax assets	7,601,901	7,251,178

Valuation allowance	(7,601,901)	(7,251,178)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $19,435,696. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through June 30, 2005.

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2004, we spent approximately $537,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2003 we spent approximately $504,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

The Six Months Ended June 30, 2005 Compared With the Six Months Ended June 30, 2004

Results of Operations

Revenues for the six months ended June 30, 2005 were $762,601 compared to $441,051 for the same period in 2004, an increase of 72.9%. The revenue increase can be attributed to a 56% increase in projects under management. Additionally, the average trial currently being conducted is approximately 45% larger than the trials being managed at a similar point in fiscal 2004. Industry acceptance of EDC continues to increase and we believe that currently approximately 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $167,930 in 2005 compared to $130,157 in 2004. Cost of goods sold were approximately 22.0% of sales in 2005 compared to 29.5% in fiscal 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2005 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 20% range during 2005 as we continue to increase follow-on engagements from existing clients and continue to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 71.6% of total Operating Expenses for 2005. Salaries and related expenses totaled $930,648 in 2005 compared to $914,608 in 2004, an increase of 1.8%. We currently employ approximately 13 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses decreased by $168 during the six months ended June 30, 2005 compared to the same period in 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

The Company’s corporate office lease expires in September 2005. The Company is currently negotiating an extension of this lease and believes it will be successful in obtaining an extension at financially acceptable terms.

Legal and professional fees totaled $87,171 in 2005 compared with $95,832 in fiscal 2004. A decrease of approximately $8,661. We expect legal and professional fees to increase during the second half of 2005 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $92,701 during 2005 compared to $72,580 in 2004, an increase of 27.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $227,657, including $104,000 in interest expense related to the beneficial conversion offered to certain holders of our 10% Convertible Notes that were converted in 2005, for the first six months of 2005 versus $88,900 in fiscal 2004, an increase of $138,691 or 155.9%. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the first six months of fiscal 2005 we issued $270,000 in promissory note. During fiscal 2004, we issued $814,099 in promissory notes.

There were arrearages of $101,837 in 5% Series A Preferred Stock dividends, $29,227 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends at June 30, 2005, compared with arrearages of $102,400 in 5% Series A Preferred Stock dividends, $53,211 in Series B Preferred Stock dividends and $134,490 in Series C Preferred Stock dividends at June 30, 2004. We deducted $264,815 and $290,101 from Net Income (Loss) Attributable to Common Stockholders’ for the periods ended June 30, 2005 and June 30 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three Months Ended June 30, 2005 Compared With the Period Ended June 30, 2004

Results of Operations

Revenues for the quarter ended June 30, 2005 were $352,370 compared to $174,490 for the same period in 2004, an increase of 101.9%. The revenue increase can be attributed to an incremental increase in per project revenue. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $91,480 in 2005 compared to $59,969 in 2004. Cost of goods sold were approximately 26.0% of sales in 2005 compared to 34.4% in fiscal 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries have increased, on an absolute basis, during 2005 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004. The second fiscal quarter historically produces smaller revenues than the first quarter based on our historical sales cycle leading to higher cost of goods sold percentages during the second quarter.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 20% range during 2005 as we continue to increase follow-on engagements from existing clients and continue to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the latest release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, V4.0, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 72.3% of total Operating Expenses for 2005. Salaries and related expenses totaled $465,986 in 2005 compared to $472,628 in 2004, a decrease of 1.4%. We currently employ approximately 13 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $134 during the three months ended June 30, 2005 compared to the same period in 2004. Our corporate office lease was extended through September 2005. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

The Company’s corporate office lease expires in September 2005. The Company is currently negotiating an extension of this lease and believes it will be successful in obtaining an extension at financially acceptable terms.

Legal and professional fees totaled $44,730 in 2005 compared with $61,578 in fiscal 2004. A decrease of approximately $16,848. We expect legal and professional fees to increase during the second half of 2005 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $45,090 during 2005 compared to $33,619 in 2004, an increase of 34.1%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $167,041 for the quarter ended June 30, 2005 versus $46,313 in the same fiscal period in 2004, an increase of $120,728 or 160.7%. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three months ended June 30, 2005 we issued $248,000 in promissory notes. During the same period in 2004, we issued $572,099 in promissory notes. The increase in interest expense can primarily be attributed to $104,000 in interest expense related to the beneficial conversion offered to certain holders of our 10% Convertible Notes that were converted in 2005.

There were arrearages of $51,200 in 5% Series A Preferred Stock dividends, $12,964 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at June 30, 2005, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $25,537 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends at June 30, 2004. We deducted $131,409 and $143,982 from Net Income (Loss) Attributable to Common Stockholders’ for the three month periods ended June 30, 2005 and June 30 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied primarily on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents decreased by $63,755 from $65,695 to $1,940 at June 30, 2005. This was the result of cash provided by financing activities of $450,000 offset by cash used in operating activities of approximately $498,592 and $15,163 used in investing activities. The significant components of the activity include a loss from operations of approximately $932,030 offset by non-cash expenses of $122,397 and approximately $450,000 we raised through the issuance of debt and equity securities offset by $15,163 used in investing activities and increases in cash of $311,040 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2005:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-3 Years	3-5 Years	More than 5 Years
Long Term Debt (1)	$2,862,929	$145,000	(2)	2,717,929	-0-	$-0-
Operating Lease Obligations	158,304	80,454		77,850	-0-	-0-
Financial Advisory Agreement	45,000	45,000		-0-	-0-	-0-

Total	$3,066,233	$270,454		$2,795,779	$-0-	$-0-

1.	Amounts do not include interest to be paid.
2.	Includes $125,000 of convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $203,174 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2004 through November 2004 we sold an aggregate of 3,000,000 shares of our common stock for gross proceeds of $750,000. We accrued $67,500 in transaction fees leaving net proceeds to us of $682,500. From April 2005 through May 2005, we sold an aggregate of 800,000 shares of our common stock resulting in gross proceeds of $200,000. We accrued $20,000 in transaction fees leaving net proceeds to us of $180,000.

Our selling efforts include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and two of the largest CRO’s. We began providing services to some of these entities during 2003 and we have experienced continued success in broadening our client roster over the past two fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the company to the clinical trial market.

We experienced increased success in marketing TrialMaster during the first half of 2005. We entered into approximately $1.6 million in contracts for trials to be serviced over the next five years. These contracts included six new clients. Our focus continues to include increasing our penetration of the Phase I clinical trial market. We believe this market is an operating and strategic strength of the company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CRO’s as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CRO’s. These relationships provide marketing leverage in the form of joint marketing efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2005, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 11, 2005.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29”. This statement amends APB Opinion No.29 and is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal 2007. The adoption of this statement is not expected to have a significant impact on the Company’s consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being June 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 2005 through May 2005, we sold an aggregate of 800,000 shares of our common stock to accredited investors resulting in gross proceeds of $200,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act and the rules and regulations, including Regulation S thereunder, as transactions by an issuer not involving a public offering to non-US Persons. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $16,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $4,000 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 80,000 shares of our common stock. An estimated fair value of $15,760 was calculated for the warrants granted to Noesis Capital utilizing the Binomial option pricing method.

In May 2005, we converted $130,000 in outstanding 10% Convertible Notes and $21,986 in accrued interest into 609,943 shares of common stock at a rate of $0.25 per share. The notes were originally issued in 1998 to accredited investors and carried a conversion price of $1.25 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDRS

We held our annual stockholders’ meeting in Davie, Florida on July 22, 2005. Stockholders voted:

1.	To elect five directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors;

With a majority (54%) of the outstanding voting shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	23,375,119	3,816	-0-
Cornelis F. Wit	23,375,119	3,816	-0-
Guus van Kesteren	23,375,119	3,816	-0-
Matthew D. Veatch	23,375,119	3,816	-0-
Charles E. Leonard	23,375,119	3,816	-0-

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	23,374,179	1,760	2,996

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	August 10, 2005

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	August 10, 2005

Exhibit Index

Exhibit No.	Description
10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.