Form 10QSB
period 2005-09-30
OMNICOMM SYSTEMS INC
filed 2005-11-21
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of November 11, 2005: 26,825,915 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE

PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statement of Cash Flows for the Three and Nine Months Ended September 30, 2005 and September 30, 2004	5

Notes to Consolidated Interim Financial Statements	6 - 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Controls and Procedures	32

PART II. OTHER INFORMATION	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

SIGNATURES	35

Exhibit 10.17 Promissory Note between the Company and Ronald Linares dated August 9, 2005

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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$32,680	$65,695
Accounts receivable	304,096	148,128
Prepaid expenses	26,504	7,754

Total current assets	363,280	221,577

PROPERTY AND EQUIPMENT, net	34,513	34,915

OTHER ASSETS
Other assets	5,497	5,497

TOTAL ASSETS	$403,290	$261,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,157,189	$825,092
Accrued payroll taxes	86,900	123,943
10% Convertible Notes	125,000	255,000
Notes payable – current portion	20,000	100,000
Notes payable, related party – current portion	-0-	6,000
Deferred revenue	958,738	434,957

Total current liabilities	2,347,827	1,744,992

NOTES PAYABLE, net of current portion	1,683,187	1,513,187
NOTES PAYABLE RELATED PARTY, net of current portion	1,036,043	848,742

TOTAL LIABILITIES	5,067,057	4,106,921

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 65,000 and 97,500 issued and outstanding, respectively; liquidation preference $650,000 and $975,000, respectively	65	98

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 26,825,915 and 24,065,972 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	27,451	24,691
Additional paid in capital – preferred	7,853,488	8,178,454
Additional paid in capital – common	15,182,652	14,411,926
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(27,432,114)	(26,164,793)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,663,767)	(3,844,932)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$403,290	$261,989

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2005	2004	2005	2004
Revenues	$1,261,216	$686,839	$498,615	$245,788
Cost of sales	262,162	192,274	94,232	62,117

Gross margin	999,054	494,565	404,383	183,671

Operating expenses
Salaries, benefits and related taxes	1,376,384	1,343,308	445,736	428,700
Rent & occupancy expenses	114,990	114,593	39,376	38,811
Legal and professional fees	129,632	142,726	42,461	46,894
Travel	82,899	44,540	23,205	8,794
Telephone and internet	53,930	50,883	19,030	17,121
Selling, general and administrative	177,927	89,648	85,226	17,068
Bad debt expense	9,201	-0-	9,201	-0-
Depreciation and amortization	23,282	108,032	4,885	35,940

Total operating expenses	1,968,245	1,893,730	669,120	593,328

Operating income (loss)	(969,191)	(1,399,165)	(264,737)	(409,657)

Other income (expense)
Interest expense	(298,511)	(149,762)	(70,854)	(60,796)
Interest income	381	66	300	-0-
(Loss) before taxes and preferred dividends	(1,267,321)	(1,548,861)	(335,291)	(470,453)

Net income (loss)	(1,267,321)	(1,548,861)	(335,291)	(470,453)

Preferred stock dividends in arrears Series A Preferred	(153,600)	(154,162)	(51,763)	(51,762)
Preferred stock dividends in arrears Series B Preferred	(42,334)	(77,334)	(13,107)	(24,123)
Preferred stock dividends in arrears Series C Preferred	(201,735)	(202,474)	(67,984)	(67,984)

Total preferred stock dividends	(397,669)	(433,970)	(132,854)	(143,869)

Net income (loss) attributable to common stockholders	$(1,664,990)	$(1,982,831)	$(468,145)	$(614,322)

Net (loss) per share	$(0.06)	$(0.10)	$(0.02)	$(0.03)

Weighted average number of shares outstanding	25,883,514	19,883,109	26,819,248	21,198,842

See accompanying summary of accounting policies and notes to financial statements

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,267,321)	$(1,548,861)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,282	108,032
Interest expense from beneficial conversion of 10% Convertible Notes	104,000	-0-
Amortization of deferred compensation	-0-	42,572
Change in assets and liabilities:
Accounts receivable	(155,968)	42,303
Prepaid expenses	(18,750)	(5,045)
Accounts payable and accrued expenses	317,040	103,812
Deferred revenue	523,781	(117,232)

Net cash provided by (used in) operating activities	(473,936)	(1,374,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(22,879)	(25,081)

Net cash provided by (used in) investing activities	(22,879)	(25,081)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	192,500	592,500
Repayments of notes payable	(72,000)	-0-
Proceeds from notes payable	343,300	864,099

Net cash provided by (used in) financing activities	463,800	1,456,599

Net increase (decrease) in cash and cash equivalents	(33,015)	57,099
Cash and cash equivalents at beginning of period	65,695	1,977

Cash and cash equivalents at end of period	$32,680	$59,076

	For the nine months ended September 30,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$13,925	$309

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$234,000	$-0-
Accrued interest converted into common stock	$21,985	$-0-
Conversion of Series B Preferred Stock into common stock	$325,000	$537,500

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $-0- as of September 30, 2005 and December 31, 2004, respectively

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 60% of our revenues during 2005 and approximately 55% of our revenues during 2004. Three customers accounted individually for 10% or more of our revenues during 2005.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2005 the Company had $958,738 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $9,536 and $(680) for the nine months ended September 30, 2005 and 2004, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $353,419 and $393,946 for the nine months ended September 30, 2005 and 2004 respectively.

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

	Nine Months Ended September 30,
(in thousands, except for per share data)	2005	2004
Net loss available to common stockholders as reported	$(1,665)	$(1,983)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(201)	(108)

Pro forma net loss available to common stockholders	$(1,866)	$(2,091)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	25,884	19,883

Reported basic and diluted net loss per common share	$(0.06)	$(0.10)

Pro forma basic and diluted net loss per common share	$(0.07)	$(0.11)

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

The estimated value of employee stock options granted during the period ended September 30, 2005 was $120,985 ($64,459 for the period ended September 30, 2004). The value of options granted in 2005 and 2004 was estimated at the date of grant using the following assumptions:

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 25,883,514 and 19,883,109 for the nine months ended September 30, 2005 and 2004, respectively and 26,819,248 and 21,198,842 for the three months ended September 30, 2005 and 2004, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 4,892,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at September 30, 2005. Stock warrants to purchase 16,956,296 shares of common stock at prices ranging from $0.25 to $1.50 per share were outstanding at September 30, 2005.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2005, the FASB issued Financial Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections”, (FAS 154”), which replaces APB Opinion 20 and FASB Statement 3. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2005 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4: PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2005		December 31, 2004
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$456,068	$436,486	$443,960	$419,773	5 years
Leasehold improvements	3,299	3,092	3,299	2,712	5 years
Computer software	280,640	271,044	269,869	267,475	3 years
Office furniture	52,950	47,823	52,950	45,203	5 years

	$792,957	$758,445	$770,078	$735,163

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $23,282 and $108,032 respectively.

NOTE 5: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Accounts payable	$358,339	$258,909
Accrued payroll and related costs	53,027	34,808
Other accrued expenses	272,275	216,427
Accrued interest	346,029	187,429
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$1,157,189	$825,092

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred during 2000 to 2005 and accrued legal fees associated with the sale of Series C Convertible Preferred Stock.

NOTE 6: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 44,496,065 and 45,836,065 have been omitted from the calculation of dilutive EPS for the nine and three month periods ended September 30, 2005 and September 30, 2004, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,664,990)	25,883,514	$(0.06)	$(1,982,831)	19,883,109	$(0.10)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,664,990)	25,883,514	$(0.06)	$(1,982,831)	19,883,109	$(0.10)

	Three Months Ended
	September 30, 2005			September 30, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(468,145)	26,819,248	$(0.02)	$(614,322)	21,198,842	$(0.03)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(468,145)	26,819,248	$(0.02)	$(614,322)	21,198,842	$(0.03)

NOTE 7: NOTES PAYABLE

At September 30, 2005, the Company owed $2,739,230 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
6/30/2004	10/31/2006	9.0%	$364,758	$0	$364,758
6/30/2004	10/31/2006	9.0%	596,052	0	596,052
7/31/2002	10/31/2005	9.0%	20,000	20,000	0
11/25/2002	1/31/2007	9.0%	6,000	0	6,000
6/30/2004	10/31/2006	9.0%	483,985	0	483,985
8/15/2003	1/31/2007	9.0%	100,000	0	100,000
6/30/2004	10/31/2006	9.0%	450,875	0	450,875
12/31/2004	10/31/2006	9.0%	107,950	0	107,950
1/30/2004	10/31/2006	9.0%	100,000	0	100,000
11/7/2003	10/31/2006	9.0%	238,310	0	238,310
3/31/2005	1/31/2007	9.0%	22,000	0	22,000
4/7/2005	1/31/2007	9.0%	25,000	0	25,000
4/7/2005	1/31/2007	9.0%	50,000	0	50,000
5/12/2005	1/31/2007	9.0%	40,000	0	40,000
6/30/2005	1/31/2007	9.0%	120,000	0	120,000
9/9/2005	1/31/2007	9.0%	14,300	0	14,300

			$2,739,230	$20,000	$2,719,230

NOTE 8: CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The Company also granted the agent the option to purchase 250,000 common shares at $.001 per share. The agent exercised the option. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2005, approximately $737,500 of the Convertible Notes had been converted into 1,406,638 shares of common stock of the Company leaving an outstanding principal balance of $125,000.

The Company is currently in default on interest payments owed totaling $59,373 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2005 are as follows:

2005	$35,271
2006	76,214
2007	52,700
2008	0
2009	0

Total	$164,185

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $114,990 and $114,593 for the nine months ended September 30, 2005 and 2004, respectively.

The Company’s corporate office lease expires in February 2006. The Company is currently seeking office space within the same geographic area and believes it will find suitable office accommodations at terms favorable to the Company.

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

If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in September 2005 for one year under the terms of the existing employment agreement

In September 2004, we entered into a one-year employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. Under the terms of this agreement, Mr. Linares receives an annual salary of $167,440 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in September 2005 for one year under the terms of the existing employment agreement

In January 2003, we entered into a three-year employment agreement with Mr. Charles Beardsley to serve as our Senior Vice President for Sales and Marketing. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $171,600 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. Mr. Beardsley was granted an aggregate of 150,000 options under our 1998 Stock Incentive Plan. The options, which vest 50,000 annually beginning with January 2, 2004, are exercisable at a price of $0.25 per share, for five years from the date of vesting. Mr. Beardsley received a grant of 100,000 shares of restricted common stock upon execution of his employment agreement. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

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

From June to September 2005, the Company borrowed $14,300 from Ronald Linares, the Company’s Vice President and Chief Financial Officer. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

As of September 30, 2005 we had the following outstanding securities:

•	26,825,915 shares of common stock issued and outstanding;

•	16,956,296 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	65,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. None of these investors were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $16,000, a non-accountable expense allowance equal to 2% of the sales made by it, or an aggregate of $4,000 and a warrant to purchase at $0.25 per share, 10% of the shares sold, or 80,000 shares of our common stock. An estimated fair value of $15,760 was calculated for the warrants granted to Noesis Capital utilizing the Binomial option pricing method.

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

There were arrearages of $649,847 and $496,247 on the Series A Preferred Stock for undeclared dividends as of September 30, 2005 and December 31, 2004, respectively.

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

There were arrearages of $504,914 and $462,579 on the Series B Preferred Stock dividends as of September 30, 2005 and December 31, 2004, respectively.

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

There were arrearages of $794,924 and $593,189 on the Series C Preferred Stock for undeclared dividends as of September 30, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our board of directors.

Warrants

We have issued and outstanding warrants to purchase a total of 16,956,296 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

•	warrants to purchase 784,896 shares of our common stock at exercise prices ranging from $.50 to $1.50 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 458,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

•	warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision and piggyback registration rights.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

NOTE 13: EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of September 30, 2005, substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and five years from the date of grant for officers and directors of the company.

The Company’s stock option activity and related information is summarized below:

	September 30, 2005		December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,562,770	$0.59	3,593,500	$0.83
Granted	625,000	$0.25	1,192,270	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	295,000	$1.68	223,000	$0.41

Outstanding at end of period	4,892,770	$0.58	4,562,770	$0.59

Exercisable at end of period	4,494,770	$0.34	4,076,770	$0.50

The following table summarizes information about stock options outstanding at September 30, 2005:

	Outstanding		Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	4,527,770	3.55	$0.28	4,129,770	$0.29
$0.50 - $0.80	257,000	4.51	$0.54	257,000	$0.54
$1.00 - $2.75	108,000	0.33	$1.94	108,000	$1.94

NOTE 14: INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(unaudited, continued)

	09/30/05	09/30/04
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(476,892)	(582,836)

	(476,892)	(582,836)

Valuation allowance	476,892	582,836

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	09/30/05	12/31/04
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	7,444,373	6,967,480

Gross deferred tax assets	7,728,071	7,251,178

Valuation allowance	(7,728,071)	(7,251,178)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $19,770,987. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through September 30, 2005.

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

The Nine Months Ended September 30, 2005 Compared With the Nine Months Ended September 30, 2004

Results of Operations

Revenues for the nine months ended September 30, 2005 were $1,261,216 compared to $686,839 for the same period in 2004, an increase of 83.6%. The revenue increase can be attributed to a 104% increase in projects under management. Additionally, the average trial currently being conducted is approximately 77% larger than the trials being managed at a similar point in fiscal 2004. Industry acceptance of EDC continues to increase and we believe that currently approximately 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 60% of our revenues during the period ended September 20, 2005 and approximately 55% of our revenues during the period ended September 30, 2004. Three customers accounted individually for 10% or more of our revenues during 2005. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $262,162 in 2005 compared to $192,274 in 2004. Cost of goods sold were approximately 20.8% of sales in 2005 compared to 28.0% in fiscal 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2005 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004.

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

Salaries and related expenses are our biggest expense at 69.9% of total Operating Expenses for 2005. Salaries and related expenses totaled $1,376,384 in 2005 compared to $1,343,308 in 2004, an increase of 2.5%. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses decreased by $397 during the nine months ended September 30, 2005 compared to the same period in 2004. Our corporate office lease was extended through February 2006. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy.

The Company’s corporate office lease expires in February 2006. The Company is currently seeking office space within the same geographic area and believes it will find suitable office accommodation at terms favorable to the Company.

Legal and professional fees totaled $129,632 in 2005 compared with $142,726 in fiscal 2004. A decrease of approximately $13,094. We expect legal and professional fees to increase during the second half of 2005 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $177,927 during 2005 compared to $89,648 in 2004, an increase of 98.5%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $298,511, including $104,000 in interest expense related to the beneficial conversion offered to certain holders of our 10% Convertible Notes that were converted in 2005, for the first nine months of 2005 versus $149,762 in fiscal 2004, an increase of $148,749 or 99.3%. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the first nine months of fiscal 2005 we issued $343,300 in promissory notes. During fiscal 2004, we issued $864,099 in promissory notes.

There were arrearages of $153,600 in 5% Series A Preferred Stock dividends, $42,334 in Series B Preferred Stock dividends and $201,735 in Series C Preferred Stock dividends at September 30, 2005, compared with arrearages of $154,162 in 5% Series A Preferred Stock dividends, $77,334 in Series B Preferred Stock dividends and $202,474 in Series C Preferred Stock dividends at September 30, 2004. We deducted $397,669 and $433,970 from Net Income (Loss) Attributable to Common Stockholders’ for the nine-month periods ended September 30, 2005 and September 30 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three Months Ended September 30, 2005 Compared With the Three Months Ended September 30, 2004

Results of Operations

Revenues for the quarter ended September 30, 2005 were $498,615 compared to $245,788 for the same period in 2004, an increase of 102.9%. The revenue increase can be attributed to a 56% increase in projects under management combined with an approximate increase in project size of 77%. We have found EDC users receptive to our products and believe our mix of technology and customer oriented design approach allow us to compete favorably. The combination of a flexible design architecture, robust features and competitive pricing of TrialMaster provide an attractive alternative to potential clients when compared to the products offered by our competitors. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 60% of our revenues during the period ended September 20, 2005 and approximately 55% of our revenues during the period ended September 30, 2004. Three customers accounted individually for 10% or more of our revenues during 2005. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $94,232 in 2005 compared to $62,117 in 2004. Cost of goods sold were approximately 18.9% of sales in 2005 compared to 25.3% in fiscal 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries have increased, on an absolute basis, during 2005 due to the addition of one additional programmer as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004.

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

Salaries and related expenses are our biggest expense at 66.6% of total Operating Expenses for 2005. Salaries and related expenses totaled $445,736 in 2005 compared to $428,700 in 2004, an increase of 4.0%. We currently employ approximately 16 employees out of our Davie, Florida corporate office and have four out-of-state employees. We expect to increase headcount by about 25% within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2005. We will look to selectively add experienced sales and marketing personnel in 2005-2006 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $565 during the three months ended September 30, 2005 compared to the same period in 2004. Our corporate office lease was extended through February 2006. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% system up-time and to provide system redundancy.

The Company’s corporate office lease expires in February 2006. The Company is currently seeking office space within the same geographic area and believes it will find suitable office accommodation at terms favorable to the Company.

Legal and professional fees totaled $42,461 in 2005 compared with $46,894 in fiscal 2004. A decrease of approximately $4,431. We expect legal and professional fees to increase during the second half of 2005 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $85,226 during 2005 compared to $17,068 in 2004. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts, including attendance at an increased number of industry trade shows and conferences.

Interest expense was $70,854 for the quarter ended September 30, 2005 versus $60,796 in the same fiscal period in 2004, an increase of $10,058 or 16.5%. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three months ended September 30, 2005 we issued $1,300 in promissory notes. During the same period in 2004, we issued $50,000 in promissory notes. The increase in interest expense can primarily be attributed to the interest expense associated with the long-term debt raised during the first half of fiscal 2005.

There were arrearages of $51,763 in 5% Series A Preferred Stock dividends, $13,107 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends at September 30, 2005, compared with arrearages of $51,762 in 5% Series A Preferred Stock dividends, $24,123 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends at September 30, 2004. We deducted $132,854 and $143,869 from Net Income (Loss) Attributable to Common Stockholders’ for the three month periods ended September 30, 2005 and September 30 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents decreased by $33,015 from $65,695 to $32,680 at September 30, 2005. This was the result of cash provided by financing activities of $463,800 offset by cash used in operating activities of approximately $473,936 and $22,879 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,267,321 offset by non-cash expenses of $127,282 and approximately $463,800 we raised through the issuance of debt and equity securities offset by $22,879 used in investing activities and increases in cash of $666,103 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-3 Years	3-5 Years	More than 5 Years
Long Term Debt (1)	$2,864,230	$125,000	(2)	2,739,230	$-0-	$-0-
Operating Lease Obligations	164,185	95,675		63,240	-0-	-0-
Financial Advisory Agreement	22,500	22,500		-0-	-0-	-0-

Total	$3,050,915	$243,175		$2,807,740	$-0-	$-0-

1.	Amounts do not include interest to be paid.
2.	Comprised of $125,000 of convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $184,373 on our 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. We were in default effective January 30, 2002.

During the period ended September 30, 2005 we had a liability of $179,870 for amounts owed in connection with federal payroll taxes. On October 12, 2005 we satisfied this liability in full.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2004 through November 2004 we sold an aggregate of 3,000,000 shares of our common stock for gross proceeds of $750,000. We accrued $67,500 in transaction fees leaving net proceeds to us of $682,500. From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. We accrued $20,000 in transaction fees leaving net proceeds to us of $192,500.

Our selling efforts include marketing our products to several Fortune 500 pharmaceutical and medical device manufacturers and several of the largest CRO’s. We began providing services to some of these entities during 2003 and we have experienced continued success in broadening our client roster over the past two fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the company to the clinical trial market.

We experienced increased success in marketing TrialMaster during the first nine months of fiscal 2005. We entered into approximately $3.5 million in contracts for trials to be serviced over the next five years. These contracts included nine engagements with new clients. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CRO’s as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CRO’s. These relationships provide marketing leverage in the form of joint marketing efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2005 and 2006. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

We may continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and development plans or other events will not result in accelerated or unexpected expenditures.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2005, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 11, 2005.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Financial Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In June 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections”, (FAS 154”), which replaces APB Opinion 20 and FASB Statement 3. FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the new accounting principle in net income of the period of the change. Statement 154 now requires retrospective application of changes in accounting principle to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being September 30, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 2005 through September 2005, we sold an aggregate of 50,000 shares of our common stock to accredited investors resulting in gross proceeds of $12,500 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act and the rules and regulations, including Regulation S thereunder, as transactions by an issuer not involving a public offering to non-US Persons. None of these investors were our affiliates.

From June, 2005 to August, 2005, we issued options pursuant to our 1998 Stock Incentive Plan to purchase 625,000 shares of our common stock valued at $0.25 per share to 8 employees and directors as incentive compensation for services to us. The recipients were sophisticated investors who had such knowledge and experience in financial, investment and business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Rule 506 of that act.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

10.17	Promissory Note between the Company and Ronald T. Linares, dated September 30, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President

Date:	November 21, 2005

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer

Date:	November 21, 2005