Form 10KSB
period 2005-12-31
OMNICOMM SYSTEMS INC
filed 2006-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3349762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2555 Davie Road, Suite 110-B

Davie, FL 33317

(Address of principal executive offices)

(954) 473-1254

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

State issuer’s revenues for its most recent fiscal year: $1,753,976 for the 12 months ended December 31, 2005.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
March 18, 2006	26,099,166	$11,222,641

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB). Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purpose. The registrant has no shares of non-voting stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 18, 2006	Common Stock, $0.001 par value per share	29,025,915

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

Transitional Small Business Disclosure Form (check one):  ☐ Yes  ☒ No

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

Item 1.	Business

This business section and other parts of this Annual Report on Form 10-KSB (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report. Reference to “us” “we” “our” the “Company” means OmniComm System, Inc.

Background and History

OmniComm Systems, Inc. was originally organized as Coral Development Corp., under the laws of the State of Delaware, on November 19, 1996, by Modern Technology Corp. (“Modern”). Modern originally completed a “blind pool/blank check” offer pursuant to Rule 419 by having Modern distribute Coral Development shares as a dividend to Modern shareholders. On February 17, 1999, OmniComm Systems, Inc., a company organized under the laws of the State of Florida as the Premisys Group, Inc. on March 4, 1997, merged with Coral Development. Coral Development was the surviving entity post-merger. The merged entity changed its name to OmniComm Systems, Inc.

Overview

OmniComm Systems, Inc provides Internet-based electronic data capture (EDC) applications and services that streamline the clinical research, data gathering and data management processes through its product TrialMaster®. TrialMaster is used by the pharmaceutical, biotechnology and medical device industries to collect and manage data from clinical trials that is used in the process of obtaining approval for their biopharma products or devices to be sold in the global marketplace. Our clients currently include pharmaceutical, biotechnology and medical device companies, as well as academic research institutions, clinical research organizations, or CROs, and other entities engaged in clinical trials. TrialMaster, and its related components, automate the clinical trial data collection process and allow our customers to more efficiently manage the data collection process. We believe TrialMaster allows our customers to accelerate the process of introducing new therapies, reduces the overall cost of conducting clinical research and allows them to more rapidly commercialize viable, effective new therapies.

TrialMaster is a Web-enabled technology platform that is designed to help clinical trial sponsors more efficiently conduct their clinical trials. This efficiency translates into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions. We also provide business process consulting services that aim at more effectively integrating EDC into the clinical trial process. Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective. We believe that TrialMaster is significantly more efficient than the traditional paper collection methods employed in the past. TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors. The benefits of managing a clinical trial using TrialMaster for EDC include:

•	Real-Time Access to the Data: All interested parties will have real-time access to study data over the internet as it is generated. This allows for the monitoring of patient enrollments and related metrics, by site, at the earliest time point.

•	Faster Study Completion: TrialMaster saves time at the back-end of a study by precluding most of the time it takes for database “clean-up” in studies involving paper-based CRFs. This is done by eliminating most incorrect or incomplete entries at the time of entry. Queries for non-automatic items can be handled shortly thereafter through electronic data review by the monitors. We estimate that 3 to 4 weeks can be saved at the end of field work. This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

•	Cost Savings: EDC involves fixed upfront system development costs. The cost of TrialMaster is comparable to paper. The use of EDC can be even more cost effective when applied to multiple studies, which is relatively easy to do in certain therapeutic areas, in which there are a few primary indications and the studies are relatively simple and similar in terms of data captured.

The U.S. clinical trial research and development (R & D) market is estimated to exceed $33 billion annually and is estimated to grow at 10% annually for the next few years. Data capture costs currently account for approximately 10% of total R & D spending. Current estimates by CenterWatch place EDC use at 15 to 25% of existing clinical trials. We expect that we will see an enormous transition towards EDC in the next 5 years with estimates from firms such as CenterWatch and Covance placing EDC use at 60 to 80% by the year 2010.

Our Strategy

Our primary goal is to establish OmniComm Systems as a leading EDC service provider by offering our customers high-quality service and a differentiated, user-friendly product. We believe that TrialMaster is priced to provide solid value, that stimulates market demand, while maintaining a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred through continued service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. The key elements of our strategy are:

Stimulate Demand by providing Clinical Trial Sponsors with High Value EDC. Deploying EDC can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are approximately 10% of total drug development costs. Because TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors, we have been able to provide pricing that is in many cases substantially lower than that of the competition. We provide fast trial start-up times, excellent customer service including full project management and process improvement consulting - while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

Emphasize Low Operating Costs. We are committed to keeping our operating and G&A costs low. We have achieved our low operating costs primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time. TrialMaster has been developed in order to take advantage of several automated software tools. These tools make the trial building process more efficient and automate many tasks our competitors complete manually. We use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on improvements in efficiency, and we believe that the newest version of TrialMaster, which will be released during 2006, will enhance our ability to broaden our product line. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

Provide EDC Services to Small & Midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations). In considering new markets, we focus on service to markets that are underserved. In determining which markets to select, we analyzed the size of the potential market and concluded that providing service to small and mid-sized firms provides a substantial marketing opportunity. These firms conduct many thousands of clinical trials annually. Most do not have the technological or financial wherewithal to develop a product like TrialMaster and often prefer working with small companies themselves. Yet, the advantages of EDC, such as quick trial deployment, cost-savings and more rapid Go/No-Go decisions are just as crucial to this size firm as to their Fortune 500 competitors.

During 2004-2005 we made a strategic decision to begin emphasizing sales to the CRO market. This decision allows us to add a significant number of potential users since outsourcing clinical trials in the US market is an established practice. During 2005 we increased the percentage of our revenues coming from CROs by approximately 30.9%. There is an industry-wide emphasis in establishing strategic relationships with CROs. In addition, CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited resources, this strategy allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products.

Differentiate Through Service. We believe that a key to our initial and long-term success is that we offer customers a robust EDC product and a distinctive experience that includes highly efficient integration with data imports and exports, quick set-up times and a growing list of TrialMaster enhancements. We communicate openly and honestly with customers about their projects, especially when we believe that process improvements can be implemented to improve the overall EDC experience. Unlike most EDC providers, we have a policy of not charging clients for small, incidental changes that should be part of the EDC service in the first place. Based on customer feedback, we believe our service is an important reason why our customers choose us over other EDC providers. In 2003, we continued to improve our customers’ EDC experience by adding a Phase I version of TrialMaster. In 2005 we added TrialMaster Archive®, a self-contained program that allows our client to view all of its trial data in the format that it was captured in, and TrialMaster Safety®, our pharmacovigilance database which accommodates both the MedDRA® dictionary and customized client dictionaries and is HIPAA and 21 CFR Part 11 compliant.

Competitive Strengths

Low Operating Costs. For the year ended December 31, 2005, our Cost of Goods Sold (COGS) as a percentage of revenues was 22.1%. Our low intrinsic costs allow us to offer prices low enough to stimulate new demand and to attract customers away from higher-priced competitors.

Some of the factors that contribute to our low costs are:

•	Our employees are productive. Because our employees are so productive, we are able to spread our fixed costs over a greater number of clinical trials. We achieve high employee productivity in several ways. Many of our employees are cross-trained to provide help in other functions when needed; our staff is tenured therefore avoiding the growing pains associated with new employment and as discussed, our software has been designed to be flexible and customizable thereby reducing our COGS.

•	We emphasize our recruiting and training programs. We take great care to hire and train employees who are enthusiastic and committed to serving our customers and we incentivize them to be productive. Our employee productivity is created through the effective use of advanced technology. For example, we have automated many of the trial building components that our competitors must still hard code for each project. Our compensation packages are designed to align the interests of our employees with our stockholders.

•	TrialMaster is the Core of our product offerings. Our competitors have often added functionality to their products via acquisition or by merger. We feel that our core product and programming methodology provide a flexible, customizable base for product and company expansion without the issues inherent in integrating products or software designed by other companies.

Strong Company Culture. We believe that we have created a strong and vibrant service-oriented company culture, which is built around our key values: caring, integrity, innovation and passion. The first step is hiring people who are team-oriented and customer-focused. We reinforce our culture by communicating actively, on a regular basis, with all of our employees, keeping them informed about events at the Company and soliciting feedback for ways to improve teamwork and their working environment.

Proven Management Team. We are led by a management team with significant experience, including experience at international pharmaceutical companies and other EDC providers. Our President and Chief Executive Officer, Cornelis Wit, brings extensive worldwide pharmaceutical and general management experience to the Company. Randall Smith our Chairman and Chief Technology Officer is the primary architect of TrialMaster. Our Executive Vice President of Commercial Development, Charles Beardsley, has extensive pharmaceutical industry experience and is one of the most seasoned EDC marketing executives in the industry. Our Chief Financial Officer, Ron Linares, has worked for publicly held companies as a Chief Financial Officer since 1994. In addition, two of our board members, Matthew Veatch and Guus van Kesteren, have extensive worldwide pharmaceutical, EDC and CRO industry experience.

Our Business Model

TrialMaster is currently being sold as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from three months to five years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred. In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability. In the long-run, we believe this backlog of “unrecognized” revenue, which are recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Our Software Products and Services

TrialMaster. TrialMaster is our Web-based electronic data capture (“EDC”) software solution that uses Internet technologies to conduct and manage clinical trial data from geographically dispersed sites. We provide EDC solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CROs”), academic research institutions and other clinical trial sponsors. TrialMaster helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through TrialMaster, our customers can deploy customized electronic case report forms for on-site clinical data input, which incorporate automated edit checking and deliver real-time data management capabilities previously unavailable through paper-based clinical trial data collection approaches.

TrialMaster Features:

•	Pre-trial management and tracking or IRB and FDA documentation.

•	Real-time automated query management.

•	Laboratory data tracking.

•	Medical terminology coding is fully integrated with standard medical terminology dictionaries including COSTART and MedDRA.

•	Enhanced data import and export functions. Data export formats include XML, SAS data transport and CDISC, an industry data standard.

•	A robust communications/administration system that includes powerful query resolution, trial participant notification and an integrated e-mail system. These components improve intra-project communications. The integrated administrative functions allow clinical trial sponsors to dynamically manage the clinical trial process including user maintenance, password management and report writing functions.

•	A large selection of system generated reports. In addition, a robust custom report writing functions have been developed so that trial sponsors can create their own custom reports and do basic analysis. “On demand” trial data is available via extracts downloaded to the user’s desktop.

TrialMaster includes an adverse event reporting solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. TrialMaster provides customers with near real-time visibility of adverse event data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients or not warrant further investment in research and development.

TrialMaster Phase I™ TrialMaster Phase I was designed during 2003 in order to address the unique data capture requirements of Phase I clinical trials. The TrialMaster Phase I application allows the client to capitalize on the benefits of EDC without overhauling and disrupting their Phase I clinic work flow processes. Unlike other applications, TrialMaster Phase I adapts to existing processes allowing clients to increase productivity, reduce trial time, and improve data quality while reducing overall costs.

TrialMaster Ph. I Application Features:

•	A flexible EDC application for Phase I Trial implementation that would allow you to implement EDC locally (bedside) without modifying work flow processes.

•	Provides direct data entry (bedside) creating its own source documentation verification.

•	Provides Simultaneous Data Entry (multiple form entries at the same time) capability, thus eliminating potential confusion/errors at bedside.

•	Easily configurable to meet specific work flow process requirements within required timeframes.

•	Provides data extracts and reports available on demand without vendor involvement.

•	Provides a built in email communication and notification system so participants and sponsors are always in touch real time with the trial’s important events.

•	Provides remote Data Monitoring capability for expedited query resolution, real time AE review and improved site relationships.

TrialMaster Phase I can be integrated into existing Phase I clinical work flows or can be used as a catalyst for change. TrialMaster Phase I allows our clients to capitalize on the benefits of EDC without overhauling and disrupting their current work processes. TrialMaster Phase I can be adapted to current processes allowing our clients to increase productivity, reduce trial time and improve data quality while reducing overall costs. TrialMaster Phase I benefits include:

Improved productivity

•	Monitors have access to the data in real time from any location via the internet.

•	Any data that is outside the normal range will have been flagged by the system and the study staff will have been asked to validate and explain the data.

•	The monitor can raise queries very quickly and these can be responded to by study staff in a rapid time frame using the EDC system.

•	Less time should be spent by the monitor on sites.

•	The time spent on sites will be more productive as “routine” queries have been raised and resolved before the visit.

Improved responsiveness

•	Data available in close to real-time to all sponsor staff.

•	Better ability to report on and act on safety data during the trial.

•	Data Managers can be checking data as the study progresses and working closely with Monitors to ensure data integrity at all times.

Improved data accuracy

•	Edit checks prevent gross errors.

•	Monitors can raise questions quickly, while the study staff are still available.

Reduced end-to-end study time line

•	Reuse of standard components and enforced data standards will enable studies to be set up with less resources (and less time).

•	Decisions during a study can be made on the basis of more accurate up-to-date information.

•	Data base lock can be made within hours of last patient out.

TrialMaster Phase I has enjoyed a significant amount of commercial success. We believe we are well positioned to bring value to our clients Phase I clinical trials. Because of the tight production cycles involved in Phase I clinical trials only flexible software solutions will be able to provide software solutions on an affordable, efficient basis. TrialMaster Phase I has been successfully deployed into this market.

TrialMaster Archive™ (TMA) presents client data (post database lock) in TrialMaster browser view (tree configuration) delivered to the client via CD in a read-only format with the ability to export to study specific formats. TMA does not require any software installation and affords our clients and the FDA the ability to review clinical trial data by: trial, site, patient, visit, and form parameters. Formats available are read-only and print-friendly, with and without audit trails. A PDF version of the above data is also available. All completed forms are delivered on CD, sorted by site, subject, and visit, in the same configuration as the Browse tab within TrialMaster. The form status icons are displayed in the same manner as a live EDC study.

The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used. Each site is provided with a CD with just their site data. The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and no internet connection is required.

In 2005 we developed a FDA Submission Module within TMA. This Module creates a Casebook containing PDF formatted copies of all Case Report Forms (CRFs) in FDA submission format. This Casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs. The Submission Module is an optional component used in conjunction with our TrialMaster Archive product.

TrialMaster Safety™ As part of our clinical suite of clinical trial solutions, we offer TrialMaster Safety as our Pharmacovigilance database. Linked to TrialMaster, TrialMaster Safety accommodates both the MedDRA® dictionary and customized client dictionaries and is HIPAA and 21 CFR Part 11 compliant.

TrialMaster Safety features include:

•	Provides for the coding and storing of serious adverse events, (SAE) information either in a manually entered mode directly into a web-based form or automatically from event-driven information from a clinical study EDC System such as TrialMaster. The import module is vendor-independent and can be configured to accept sources of SAE information other than that from a clinical study or TrialMaster.

•	Provides inventory tracking of trial components and automatic notifications when certain trigger events occur.

•	Generates electronic Data Clarification Forms (DCFs) / queries to assist faster case closure.

•	Generates client-requested reports, including investigator notification of expedited safety reports.

•	Generates and pre-fills MEDWatch forms for US reporting or CIOMS form for reporting in the rest of the world.

•	Allows electronic reporting of SUSARs and generates listing for annual safety reports in compliance with the European Union Clinical Trials Directive.

•	Allows for optional use of TrialMaster’s powerful Ad Hoc reporting tool that offers end-users the ability to develop custom analysis and reports. Ad Hoc can be integrated into the TrialMaster Safety application, providing a powerful analysis tool for clinicians and or sponsors. By providing this functionality, the end-user is able to query any data variable or group of data contained in the database and can generate and save custom reports, including charts and graphs, with little knowledge of the underlying databases.

Services

Our services include delivery of the hosted solutions of TrialMaster, consulting services, customer support and training. The primary consulting services we offer include:

•	Custom Configuration. The TrialMaster EDC platform is flexible and allows for major reconfiguration. Each trial can be designed to suit specific client workflows and trial design. TrialMaster includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

•	System Integration. We help our clients integrate TrialMaster with existing systems or external systems (Patient Diaries, Medical Devices, Labs etc). We analyze their legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

•	SOPs and implementation assistance. Our Client Services and Support personnel can be engaged to write an implementation plan designed to effectively integrate with TrialMaster. We can also write standard operating procedures (SOPs) to help client staff clearly understand their roles in using TrialMaster to conduct trial activities. We can also analyze and document business processes to determine where greater operating efficiency may be gained.

•	Database setup. To get the most out of the TrialMaster system, it is necessary to set up basic information such as users, permissions, sites, study protocol definitions, documents, dictionaries, integration and budgets. We provide personnel who support the implementation of TrialMaster.

Industry Background

According to a Covance presentation, global research and development (“R&D”) expenditures by the pharmaceutical industry reached an estimated $66 billion in 2004, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $11 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Prilosec™.

•	Of 10,000 screened chemical compounds approximately 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers

•	According to a 2004 PhRMA report, the average drug approved for sale by the FDA cost approximately $800,000,000 to bring to market.

Included in the above cost analysis of bringing a new medicine to market are expenses of project failures and the impact that long development times have on investment costs. The estimate also accounts for out-of-pocket discovery and preclinical development costs, post-approval marketing studies and the cost of capital. Lengthening development times caused by complex disease targets and a more intensive regulatory process have more than tripled the cost of developing a drug over the past 15 years. The estimates which were published as part of a 2001 Tufts University study cite that many factors are driving up development costs, including a greater emphasis on developing treatments for chronic diseases, the increasing size of trials and the rising cost of recruiting subjects.

Our Customers

As of December 31, 2005, we had over 25 customers, including several Fortune 1000 companies. Our representative customers include pharmaceutical, biotechnology, medical device, academic research institutions, CROs and other clinical trial sponsors.

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. Our efforts during 2006 will include: increasing the number of sales personnel employed; increasing our attendance and marketing efforts at industry conferences and deploying a direct sales force in Europe. As of December 31, 2005 our sales and marketing function consisted of five field sales personnel. In addition, the efforts of our CEO and Chairman are directed at both business development and strategic planning issues.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. Our philosophy towards software development has been to design and implement all of our solutions through in-house development. We expect future research and development efforts to be aimed at broadening the scope of TrialMaster functionality. These efforts may include select strategic alliances with best-in-class software and service partners possessing clinical trial industry experience. During fiscal 2005, we spent approximately $478,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2004 we spent approximately $537,000 on research and development activities, the majority of which represents salaries to our programmers and developers.

Technology and Systems

The technology incorporated into our products is designed to provide customers with ease of use, flexibility, data visibility and system scalability to handle high volume, global trials.

TrialMaster, our electronic data capture software product, which we have designed to support large numbers of users connecting to the system via the Internet, utilizes three logical tiers: a user interface, a proprietary application server; and a database. Our clients can utilize a widely-available web-browser without the need to download or install any software on their computer. TrialBuilder,® our case report form building tool allows our programmers to design electronic case report forms efficiently.

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

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We have registered trademarks in the United States. Our principal registered trademarks are our company name “OmniComm Systems” and our product name, “TrialMaster.” We cannot predict whether these trademark registrations will provide meaningful protection. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

We currently hold several domain names, including the domain name “omnicomm.com” and trialmaster.com. Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information, such as stock quotes. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

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

Competition

The market for electronic data collection, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of electronic data capture applications, clinical data management systems and adverse event reporting software, including:

•	systems developed internally by existing or prospective customers;

•	vendors of electronic data capture, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical, a business unit of Oracle Corporation and PhaseForward, Inc.;

•	vendors of stand-alone electronic data capture, data management and adverse event reporting products; and

•	CROs with internally developed electronic data capture, clinical data management systems or adverse event reporting systems.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•	product functionality and breadth of integration among the electronic data capture, clinical trial management systems and adverse event reporting solutions;

•	reputation and financial stability of the vendor;

•	low total cost of ownership and demonstrable benefits for customers;

•	depth of expertise and quality of consulting and training services;

•	performance, security, scalability, flexibility and reliability of the solutions;

•	speed and ease of implementation and integration; and

•	sales and marketing capabilities, and the quality of customer support.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our sales to date have been generated almost exclusively from U.S. based clients. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We have entered into a strategic alliance with a Clinical Research Organization in the Pacific Rim and expect to develop a wholly-owned subsidiary for European sales and operations during the first quarter of fiscal 2006.

Employees

We currently have 30 full time employees of which four are executives, one is administrative, 19 are programmers, one is a technology and systems manager and five are in sales and marketing. We employ 24 employees out of our headquarters in Davie, Florida and six field sales and marketing employees in California; Pennsylvania; New Jersey; Massachusetts and North Carolina. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997. We currently have no operating subsidiaries. Our Internet website address is http://www.omnicomm.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $2,224,933 and $2,502,170 in fiscal 2005 and 2004, respectively. At December 31, 2005, we had an accumulated deficit of approximately $27,859,203 and a working capital deficit of approximately $1,765,015. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2006, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $688,000 for the quarter ended March 31, 2003 to an operating loss of $382,000 for the quarter ended March 31, 2005. Our results of operations in any given quarter will be based on a number of factors, including:

•	the extent to which TrialMaster achieves or maintains market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	the competitive environment in which we operate;

•	the timing of our product sales and the length of our sales and implementation cycles;

•	changes in our operating expenses;

•	our ability to hire and retain qualified personnel;

•	changes in the regulatory environment related to the clinical trial market;

•	the financial condition of our current and potential customers.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 54% of our revenues during 2005 and approximately 56% of our revenues during 2004. Three customers accounted individually for 10% or more of our revenues during 2005. Four customers accounted individually for 10% or more of our revenues during 2004. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

WE FACE INTENSE COMPETITION AND WILL HAVE TO COMPETE FOR MARKET SHARE.

There can be no assurance that our products will achieve or maintain a competitive advantage. There are currently a number of companies who market services and products for Web-based clinical trial data collection. Barriers to entry on the Internet are relatively low, and we expect competition to increase significantly in the future. We face competitive pressures from numerous actual and potential competitors, both online and offline, many of which have longer operating histories, greater brand name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. We cannot assure you that the Web-based clinical trials maintained by our existing and potential competitors will not be perceived by clinical trial sponsors as being superior to ours.

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

FAILURE TO ADAPT TO EVOLVING TECHNOLOGIES AND USER DEMANDS COULD RESULT IN THE LOSS OF USERS.

To be successful, we must adapt to rapidly changing technologies and user demands by continuously enhancing our products and services and introducing new products and services. If we need to modify our products and services or infrastructure to adapt to changes affecting clinical trials, we could incur substantial development or acquisition costs. As described below, we will be dependent upon the availability of additional financing to fund these development and acquisition costs. If these funds are not available to us, and if we cannot adapt to these changes, or do not sufficiently increase the features and functionality of our products and services, our users may switch to the product and service offerings of our competitors.

A SYSTEM FAILURE COULD RESULT IN SIGNIFICANTLY REDUCED REVENUES.

Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our TrialMaster software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service. Clinical trial data could also be affected by computer viruses, electronic break-ins or other similar disruptions. Our users will depend on Internet service providers, online service providers and other web site operators for access to our products. Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Further, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and/or power failure, break-ins, hurricanes, earthquake and similar events. Regionalized power loss caused by hurricanes or other storms if occurring over a long period of time could adversely impact our ability to service our clients. Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2005 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2005, we had outstanding borrowings of approximately $3,319,560 of which

•	approximately $125,000, at 10% interest, was due June 2004. We are also in default in the payment of interest;

•	approximately $397,300, at 9% interest, is due January 31, 2007,

•	approximately $150,000 at 9% interest, is due May 31, 2007, and

•	approximately $2,647,260 at 9% interest is due April 1, 2008.

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

At March 18, 2006, we had 29,025,915 shares of common stock issued and outstanding and 44,984,169 shares issuable upon the conversion of preferred stock or exercise of warrants or options. Of these shares, 27,781,049 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least one year, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 18, 2006, we had a total of 26,088,020 shares of our common stock underlying options, warrants and other convertible securities and 18,896,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

Our principal executive offices are located in commercial office space in approximately 5,500 square feet at 2555 Davie Road, Suite 110B, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in May 2006. Our annual rental payment under this sublease is $61,500 plus sales tax.

Our secondary data site, which serves as our disaster recovery location, is located in Atlanta, Georgia and is leased from IBM. We lease this space under the terms of a lease expiring in October 2006. Our annual lease payment is approximately $62,280.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On November 16, 2005, Lawton Jackson, (“Jackson”) filed suit (Civil Action No. 05-14582 CA 01) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida against OmniComm Systems, Inc. In his suit Jackson alleges that we breached two employment agreements by not paying him the salary set forth in the agreements. Jackson is seeking $128,098 as damages. We filed a Motion to Dismiss, on December 5, 2005, to Jackson’s claim of breach of contract. The Court denied our Motion to Dismiss but responded that it found issues with Jackson’s claims based on the statute of limitations regarding the employment contracts. Jackson filed a First Amended Complaint in January, 2006, alleging certain oral agreements amended the original employment agreements. We filed an Answer and Affirmative Defenses in January, 2006. This matter is ongoing and we are prepared to vigorously defend against the claim.

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

	High	low
Fiscal 2005
1st Quarter	$0.26	$0.18
2nd Quarter	$0.27	$0.24
3rd Quarter	$0.35	$0.24
4th Quarter	$0.40	$0.29
Fiscal 2004
1st Quarter	$0.26	$0.24
2nd Quarter	$0.26	$0.24
3rd Quarter	$0.25	$0.20
4th Quarter	$0.21	$0.15

On March 18, 2006, the closing price of our common stock as reported on the OTC Bulletin Board was $0.43. At March 18, 2006, we had approximately 400 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, under our 1998 Incentive Stock Plan as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
1998 Stock Incentive Plan	7,442,770	$0.50	57,230

Total	7,442,770	$0.50	57,230

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-KSB that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-KSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-KSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2005 and 2004, we spent approximately $478,000 and $537,000 respectively, on research and development activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Year Ended December 31, 2005 Compared With the Year Ended December 31, 2004

Results of Operations

Revenues for the year ended December 31, 2005 were $1,753,976 compared to $1,108,711 for the same period in 2004, an increase of 58.2%. The revenue increase can be attributed to a 60% increase in projects under management. Additionally, the average trial currently being conducted is approximately 64% larger than the trials being managed in fiscal 2004. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During 2005 approximately 69.6% of revenues was generated by trial setup activities, 21.3% was generated from on-going maintenance fees and approximately 9.1% was generated from fees charged for changes to on-going clinical trial engagements. During fiscal 2004 we generated 66.1% of revenues from setup fees, 27.2% from on-going maintenance fees and 6.7% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 54% of our revenues during the year 2005 and approximately 56% of our revenues during the year ended December 31, 2004. Three customers accounted individually for 10% or more of our revenues during 2005. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $387,262 in 2005 compared to $252,037 in 2004, an increase of 53.6%. Cost of goods sold were approximately 22.1% of sales in 2005 compared to 22.7% in fiscal 2004. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2005 due to the addition of one additional programmer and a training specialist as part of our trial operations. We used the services of a third party vendor on a European clinical trial conducted during 2004.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 20-25% of sales range during 2006 as we expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, (V4.0), anticipated during 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 69.4% of total Operating Expenses for 2005. Salaries and related expenses totaled $1,871,508 in 2005 compared to $1,782,321 in 2004, an increase of 5.0%. We currently employ approximately 21 employees out of our Davie, Florida corporate office and have five out-of-state employees. We expect to increase headcount within our production function in concert with anticipated increases in TrialMaster clients during fiscal 2006. We will look to selectively add experienced sales and marketing personnel in 2006 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $1,293 during the year ended December 31, 2005 compared to the same period in 2004. Our corporate office lease was extended through April 2006. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. The Company’s corporate office lease expires in April 2006. The Company is seeking office space within the same geographic area and believes it will find suitable office accommodations at terms favorable to the Company.

Legal and professional fees totaled $178,219 in 2005 compared with $182,972 in fiscal 2004. A decrease of approximately $4,753. We expect legal and professional fees to increase during 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $275,802 during 2005 compared to $149,246 in 2004, an increase of 84.8%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $41,910 in fiscal 2005 from $31,459 to $73,369, an increase of approximately 133.2%. During 2005 the Company incurred $67,334 in penalties and late fees associated with federal and state payroll tax returns that were not filed on a timely basis. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $365,397, including $104,000 in interest expense related to the beneficial conversion offered to certain holders of our 10% Convertible Notes that were converted during 2005 versus $288,487 in fiscal 2004, including $76,800 in interest expense related to the beneficial conversion offered to certain holders of 10% convertible notes that were converted in 2004, an increase of $76,910 or 26.7% that can be attributed to the interest expense incurred on notes issued during 2005 and the increase in interest expense associated with notes issued throughout fiscal 2004. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During fiscal 2005 we issued $708,300 in promissory notes. During fiscal 2004, we issued $1,024,099 in promissory notes.

There were arrearages of $205,363 in 5% Series A Preferred Stock dividends, $55,441 in Series B Preferred Stock dividends and $269,270 in Series C Preferred Stock dividends for fiscal 2005, compared with arrearages of $205,925 in 5% Series A Preferred Stock dividends, $96,649 in Series B Preferred Stock dividends and $270,459 in Series C Preferred Stock dividends for fiscal 2004. We deducted $530,523 and $573,033 from Net Income (Loss) Attributable to Common Stockholders’ for the year ended December 31, 2005 and December 31, 2004, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

Cash and cash equivalents decreased by $55,764 from $65,695 to $9,931 at December 31, 2005. This was the result of cash provided by financing activities of $778,800 offset by cash used in operating activities of approximately $809,926 and $24,368 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,694,410 offset by non-cash expenses of $132,332 and approximately $778,800 we raised through the issuance of debt and equity securities offset by $24,368 used in investing activities and increases in cash of $752,152 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2005:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years	2-3 Years	3- 5 Years
Long Term Debt (1)	$3,319,560	$125,000	(2)	$547,300	$2,647,260	$-0-
Operating Lease Obligations	128,194	76,214		52,700	-0-	-0-
Financial Advisory Agreement	90,000	90,000		-0-	-0-	-0-

Total	$3,538,474	$291,214		$3,247,559	$-0-	$-0-

1.	Amounts do not include interest to be paid.

2.	Comprised of $125,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $186,308 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CRO’s. We began providing services to some of these entities during 2003 and we have experienced success in broadening our client roster over the past two fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

We experienced increased success in marketing TrialMaster during fiscal 2005. We entered into approximately $4.1 million in contracts for trials to be serviced over the next five years. These contracts included ten engagements with new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2006. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We embarked on a cost cutting program during fiscal 2000. That program became part of our organization’s identity and remains ingrained in our culture today. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2005, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2006.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and have accounted for all awards granted to employees in recent years using the optional intrinsic value method. Accordingly we believe SFAS No. 123(R) will have a material impact on financial statement at such time as options are granted.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are set forth on Pages F-1 through F-22 attached hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2005, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Person	Age	Position
Cornelis F. Wit	59	Chief Executive Officer, President and Director
Randall G. Smith	48	Chairman and Chief Technology Officer
Ronald T. Linares	43	Chief Financial and Accounting Officer
Charles Beardsley	60	Executive Vice President Commercial Development
Guus van Kesteren	65	Director
Matthew D. Veatch	35	Director
Charles E. Leonard	71	Director

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

Charles Beardsley. Mr. Beardsley has served as Executive Vice President, Commercial Development since October 2005. Prior to that Mr. Beardsley served as Senior Vice President of Marketing and Sales from January 2003 to October 2005. Prior to joining us, from 1974 to 1995, Mr. Beardsley spent most of his career at Rhone-Poulenc Rorer (RPR, now Aventis Pharmaceuticals), where he served as Vice President of U.S. Marketing and Sales and later as President and General Manager of RPR Canada. More recently, he has served in senior level leadership roles with ASI Business Solutions, from 1997 to 1999, CB Technologies, from 2001 to 2002, and Quintiles Transnational, from 2000 to 2001, companies involved in information technology to include electronic data capture, business intelligence, decision-support and sales force automation and optimization. Mr. Beardsley received his B.S from San Jose State University and his M.B.A. from Golden Gate University.

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

Matthew D. Veatch. Mr. Veatch has been a member of our board of directors since February 2004. Since 1999, Mr. Veatch has been employed as a Director for Quintiles Transnational, a global leader in contract product development and commercialization services. From 1997 to 1999 Mr. Veatch was employed as a Director for Affiliated Research Centers. During 1999 Mr. Veatch was employed as a Director for CB Technologies, an EDC provider to pharmaceutical, medical device and bio-technology companies. Mr. Veatch graduated from the University of Colorado at Boulder and earned his MBA from California State University, Dominguez Hills.

Charles E. Leonard. Mr. Leonard has been a member of our board of directors since May 2004. Since December 1999, Mr. Leonard has served on the board of directors of Solucient LLC. Mr. Leonard served as Chief Executive Officer and Executive Chairman of Solucient from March 2001 until March 2004. Prior to joining Solucient, Mr. Leonard worked for VNU Marketing Information Services, Dun & Bradstreet Corporation, E.I. DuPont, and the management consulting firm William E. Hill & Co. In addition to OmniComm Systems and Solucient, Mr. Leonard serves on the Board of Directors for Allrecipes.com, and Innovative Systems. He also serves on the advisory board for the National Science Foundation. Mr. Leonard graduated from the Massachusetts Institute of Technology with a Bachelor’s degree and earned a Bachelor’s of Arts degree from Middlebury College. He received his Master’s degree in business administration from the Wharton School at the University of Pennsylvania.

There are no family relationships among any of the Company’s Directors or Executive Officers.

Committees of our Board of Directors

Our board of directors established a Governance Committee, Compensation Committee and an Audit Committee. The Governance Committee, established during 2002, assists the board of directors in fulfilling its responsibility relating to compliance with all Securities and Exchange Commission rules and regulations. Its primary tasks during 2005 were the implementation of the various requirements of the Sarbanes-Oxley Act of 2002. Mr. Veatch chairs this committee, but all of the directors in concert with our Chief Financial Officer are involved in integrating the requirements of the various regulatory agencies dictating public company rules and regulations into our operating structure.

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

None of our directors is a “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	is “independent” within the meaning of the SEC rules,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

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

In connection with our private placement of Series B Preferred Stock in August and September 2001, in which Commonwealth Associates, L.P. acted as placement agent, we granted Commonwealth Associates and the Series B investors the right to designate one director. Our officers, directors and certain of our principal stockholders have delivered an irrevocable proxy to Commonwealth Associates agreeing that until the later of August 31, 2006 or such time as less than 25% of certain currently issued and outstanding securities are then issued and outstanding such individuals will vote for, or continue to vote for, Commonwealth Associates’ designee as a member of our board of directors. As of the date of this report Commonwealth had not yet exercised its right to designate a director.

We also agreed that all committees of our board of directors would include a proportionate number of directors designated by Commonwealth Associates. Finally, Commonwealth Associates is also entitled to appoint an observer to attend all meetings of our board of directors.

In connection with our private placement of our Series C Preferred Stock in 2002, in which Noesis Capital Corp. acted as placement agent, we granted Noesis Capital Corp. the right to designate two directors to our board of directors. As of the date of this report, Noesis Capital Corp. had not yet exercised the right to name either director.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2005, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005.

Code of Ethics

Effective March 1, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, all of our employees and member of our board of directors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

						Long term Compensation
		Annual Compensation				Awards		Payouts
(a) Name And Principal Position	(b) Year	(c) Salary ($)		(d) Bonus ($)	(e) Other Annual Compen- Sation ($)	(f) Restricted Stock Awards ($)	(g) Securities Under- Lying Options SARs (#)	(h) LTIP Payout ($)	(i) All other Compen- sation ($)

Cornelis F. Wit, CEO/Director	2005	$205,700		$-0-	$-0-	$-0-	850,000	$-0-	$-0-
	2004	$186,987		$-0-	$-0-	$-0-	175,000	$-0-	$-0-
	2003	$176,538		$-0-	$-0-	$-0-	180,000	$-0-	$-0-
Randall Smith	2005	$200,000		$-0-	$-0-	$-0-	750,000	$-0-	$-0-
CTO/Director	2004	$181,500		$-0-	$-0-	$-0-	317,270	$-0-	$-0-
	2003	$171,346		$-0-	$-0-	$-0-	155,000	$-0-	$-0-
Ronald T. Linares	2005	$167,440		$-0-	$-0-	$-0-	145,000	$-0-	$-0-
CFO	2004	$161,000		$-0-	$-0-	$-0-	75,000	$-0-	$-0-
	2003	$155,769		$-0-	$-0-	$-0-	75,000	$-0-	$-0-
Charles Beardsley	2005	$171,600		$-0-	$-0-	$-0-	600,000	$-0-	$-0
Executive Vice President	2004	$165,000		$-0-	$8,050	$-0-	150,000	$-0-	$-0
	2003	$150,000	(1)	$-0-	$-0-	$25,000	155,000	$-0-	$-0

(1)	Mr. Beardsley joined our company on January 7, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

(a) Name	(b) Number of Securities Underlying Options/SARs Granted (#)	(c) % of Total Options/SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Share)	(e) Expiration Date

Cornelis F. Wit	175,000	5.2%	$0.25	12/31/12
Cornelis F. Wit	75,000	2.2%	$0.25	6/21/10
Cornelis F. Wit	600,000	17.8%	$0.28	2/1/13
Randall Smith	75,000	2.2%	$0.25	6/21/10
Randall Smith	525,000	15.6%	$0.28	2/1/13
Randall Smith	150,000	4.5%	$0.25	12/31/12
Ronald Linares	70,000	2.1%	$0.38	12/23/14
Ronald Linares	75,000	2.2%	$0.25	12/31/10
Charles Beardsley	450,000	13.4%	$0.28	2/1/13
Charles Beardsley	150,000	4.5%	$0.25	12/31/12

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

	(b) Shares Acquired On Exercise (#)		(d) Number of Securities Underlying Unexercised Options/SARs at FY End (#)		(e) Value of Unexercised In-the-money Options/SARs at FY End ($)

(a) Name		(c) Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Cornelis Wit	-0-	$-0-	845,000	600,000	$127,200	$78,000
Randall Smith	-0-	$-0-	1,034,270	525,000	$144,763	$68,250
Ronald Linares	-0-	$-0-	710,333	46,667	$71,100	$1,400
Charles Beardsley	-0-	$-0-	605,000	450,000	$96,800	$58,500

Compensation of Directors

Non-management directors receive options under the 1998 Stock Option Plan. Under the 1998 Plan, grants to purchase 375,000 shares of common stock were granted in 2005 at an exercise price equal to the market value of one share on the date of grant, or $.25 per share, whichever was higher. Such options were immediately exercisable upon grant and will expire five years after the date of grant. In addition, non-management directors are reimbursed for ordinary expenses incurred in connection with attendance at meetings.

EMPLOYMENT AGREEMENTS

In December 2005, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2006. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $226,270 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2005, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $220,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary.

The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in September 2005 for one year under the terms of the existing employment agreement

In September 2005, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $174,138 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in September 2005 for one year under the terms of the existing employment agreement.

In January 2006, we renewed our employment agreement with Mr. Charles Beardsley to serve as our Executive Vice President Commercial Development. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Beardsley or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $188,760 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

Stock Option Plan

Our 1998 Stock Incentive Plan (the “1998 Plan”) was adopted in January 1998, and was amended in July 2001 by our board of directors to increase the number of shares available under the 1998 Plan to 7,500,000. This increase was approved by our stockholders at the shareholder meeting held on November 16, 2001. As of December 31, 2005 we have outstanding options under the 1998 Plan to purchase an aggregate of 7,442,770 shares of our common stock at exercise prices ranging from $0.15 to $2.75 per share.

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

Our By-Laws also provide that the board of directors may also authorize us to indemnify our employees or agents, and to advance the reasonable expenses of such persons, to the same extent, following the same determinations and upon the same conditions as are required for the indemnification of and advancement of expenses to our directors and officers. As of the date of this prospectus, the board of directors has not extended indemnification rights to persons other than directors and officers.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At March 18, 2006 there were an aggregate of:

•	29,025,915 shares of common stock,

•	4,215,224 shares of 5% Series A Preferred Stock,

•	65,000 shares of Series B Preferred Stock, and

•	337,150 shares of Series C Preferred Stock

issued and outstanding. These securities comprise our “Voting Securities”. The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for each of the 5% Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock on March 15, 2005, these holders would be entitled to 18,896,149 votes at a meeting of our stockholders, and the common stockholders would be entitled to 29,025,915 votes, for an aggregate of 47,922,064 votes for all currently outstanding Voting Securities.

The following table sets forth, as of March 18, 2006 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from March 18, 2006 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of March 18, 2006 have been exercised or converted.

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage of Voting Securities
Cornelis Wit (1) (12)	2,723,603	5.62%
Randall G. Smith (2) (12)	2,185,986	4.51%
Ronald T. Linares (3) (12)	789,862	1.65%
Charles R. Beardsley (4) (12)	855,000	1.78%
Guus van Kesteren (5) (12)	1,698,901	3.55%
Matthew D. Veatch (6) (12)	225,000	0.47%
Charles E. Leonard (7)	225,000	0.47%
ComVest Venture Partners LP (8)	3,904,000	7.63%
Noesis Capital Corp. (9)	3,505,850	7.01%
Noesis N.V. (10)	5,690,000	11.72%
Magnolia Private Foundation (11)	2,472,504	5.15%

All Directors and Officers as a group (seven persons) (12)	8,703,352	16.70%

(1)	Includes vested options to purchase an aggregate of 1,045,000 shares of our common stock at prices ranging from $0.25 to $0.45 per share with expiration dates ranging from July 2006 to December 2012, 304,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock, and 152,000 shares of our common stock issuable upon conversion of warrants.

(2)	Includes vested options to purchase an aggregate of 1,209,270 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from May 2006 to December 2012.

(3)	Includes vested options to purchase an aggregate of 710,333 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from March 2006 to December 2014.

(4)	Includes vested options to purchase an aggregate of 755,000 shares of our common stock at $0.25 per share with expiration dates ranging from January 2008 to December 2012.

(5)	Includes vested options to purchase an aggregate of 295,000 shares of our common stock at prices ranging from $0.25 to $0.45 per shares with expiration dates ranging from July 2006 to December 2010, 252,000 shares of our common stock issuable upon conversion of warrants, 100,000 shares of our common stock issuable upon conversion of our Series B Preferred Stock and 504,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock.

(6)	Includes vested options to purchase an aggregate of 225,000 shares of our common stock at $0.25 per share with expiration dates ranging from December 2010 to January 2011.

(7)	Includes vested options to purchase an aggregate of 225,000 shares of our common stock at $0.25 per share with expiration dates ranging from December 2010 to January 2011.

(8)	Includes 3,000,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share. Also includes 452,000 shares of our common stock issuable upon the conversion of our Series B Preferred Stock and 452,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option that ComVest Venture Partners LP received from Commonwealth Associates. ComVest Venture Partners, LP is an affiliate of the Commonwealth Associates, L.P., the placement agent for our private offering of our Series B Preferred Stock. The information presented for ComVest Venture Partners, LP, however, does not include any holdings of Commonwealth Associates, L.P., or its affiliates. ComVest Venture Partner’s address is 830 Third Avenue, Fourth Floor, New York, NY 10022.

(9)	Includes 400,000 shares of our common stock issuable upon the conversion of our Series C Preferred Stock and 1,318,233 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging of $.25 to $0.50 per share, including 323,000 warrants held by Noesis International Holding, the parent company of Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option. Noesis Capital Corp.’s address is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487.

(10)	Includes 1,500,000 shares of our common stock issuable upon the conversion of shares of our Series B Preferred Stock, 530,000 shares of our common stock issuable upon the conversion of warrants and 960,000 shares of our common stock issuable upon conversion of our Series C Preferred Stock. Noesis, N.V.’s address is Landhuis Joonchi, Kaya Richard J. Beaujon z/n, Curacao, Netherlands Antilles.

(11)	Includes 1,220,000 shares of our common stock issuable upon the conversion of our Series C Preferred stock and 760,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $0.25 per share. Magnolia Private Foundation’s address is c/o Jan Vandamme, Grote Moerstraat 44, 8200 Brugge, Belgium

(12)	Includes footnotes (1) through (7) above.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

Between February 2001 and July 2001, we borrowed an aggregate of $190,000 from Guus van Kesteren under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum with accrued interest payable no later than August 30, 2003. This note was amended in September 2004 extending the maturity date to October 2006.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

From February to June 2004, the Company borrowed $106,000 from Guus van Kesteren, a Company Director. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2006 to October 31, 2006. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% payable with a maturity date of October 31, 2006.

The above referenced notes payable to Guus van Kesteren, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $364,758.38 bearing interest at 9% per annum and payable on October 31, 2006, was amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $414,135.75 which includes accrued and unpaid interest of $49,337.37.

During November 2002, we borrowed $6,000 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005. This note was amended and restated on March 31, 2005 extending the maturity date to January 31, 2007.

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

The above referenced notes payable to Cornelis Wit, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $483,984.00 bearing interest at 9% per annum and payable on October 31, 2006, was amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $549,500.85 which includes accrued and unpaid interest of $65,516.85.

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

In October 2005, the Company borrowed $215,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of December 31, 2006. Under the terms of the note Mr. Wit had the right to convert any unpaid principal into shares of common stock at a conversion price of $0.28 per share in the event the note was not repaid by December 31, 2005. On November 11, 2005 the Company repaid $50,000 of principal on the note. On December 31, 2005 Mr. Wit converted the remaining $165,000 of outstanding principal and $3,000 in accrued interest into 600,000 shares of common stock.

ITEM 13.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.

(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.

(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.

(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(22)	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

(23)	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.

(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-QSB for the period ended September 30, 2004.

(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-QSB for the period ended September 30, 2004.

(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-QSB for the period ended September 30, 2004.

(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-QSB for the period ended March 31, 2005.

(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-QSB for the period ended June 30, 2005.

(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-QSB for the period ended June 30, 2005.

(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-QSB for the period ended September 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate audit fees billed by Greenberg and Company, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2005 were $45,000. The aggregate audit fees billed to us by Greenberg and Company, LLC during the fiscal year ended December 31, 2004 were approximately $45,000. The aggregate audit fees billed to us by Greenberg and Company, LLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2005 were approximately $15,000.

Audit Related Fees

For the fiscal year ended December 31, 2005 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $0. For the fiscal year ended December 31, 2004 the aggregate fees billed for assurance and related services by Greenberg and Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $5,000.

Tax Fees

For the fiscal year ended December 31, 2005 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2004 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2005 or 2004.

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

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	March 31, 2006

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2006

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 31, 2006

/s/ Guus van Kesteren Guus van Kesteren	Director	March 31, 2006

/s/ Matthew D. Veatch Matthew D. Veatch	Director	March 31, 2006

/s/ Charles E. Leonard Charles E. Leonard	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 10, 2006

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$9,931	$65,695
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $0 in 2005 and 2004, respectively	234,565	148,128
Prepaid expenses	2,394	7,754

Total current assets	246,890	221,577
PROPERTY AND EQUIPMENT, net	31,222	34,915
OTHER ASSETS
Other assets	5,497	5,497

TOTAL ASSETS	$283,609	$261,989

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$779,456	$825,092
Accrued payroll taxes	58,742	123,943
10% Convertible Notes	125,000	255,000
Notes payable – current portion	-0-	100,000
Notes payable, related party – current portion	-0-	6,000
Deferred revenue	1,048,707	434,957

Total current liabilities	2,011,905	1,744,992
NOTES PAYABLE, net of current portion	2,043,623	1,513,187
NOTES PAYABLE RELATED PARTY, net of current portion	1,150,937	848,742

TOTAL LIABILITIES	5,206,465	4,106,921

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 65,000 and 97,500 issued and outstanding, respectively; liquidation preference $650,000 and $975,000, respectively	65	98
Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337
5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215
Common stock – 150,000,000 shares authorized, 27,425,915 and 24,065,972 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	28,051	24,691
Additional paid in capital – preferred	7,853,488	8,178,454
Additional paid in capital – common	15,201,406	14,263,281
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(27,710,557)	(26,016,147)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,922,856)	(3,844,932)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$283,609	$261,989

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004
Revenues
Net sales	$1,753,976	$1,108,711
Other income	-0-	20,000

Total revenues	1,753,976	1,128,711

Cost of sales	387,262	252,037

Gross margin	1,366,714	876,674
Operating expenses
Salaries, benefits and related taxes	1,871,508	1,782,321
Rent & occupancy expenses	154,048	152,755
Legal and professional fees	178,219	182,972
Travel	107,101	57,372
Telephone and internet	71,992	67,848
Selling, general and administrative	275,802	149,246
Bad debt expense	9,201	-0-
Depreciation and amortization	28,332	125,698

Total operating expenses	2,696,203	2,518,212

Operating income (loss)	(1,329,489)	(1,641,538)
Other income (expense)
Interest expense	(365,397)	(288,487)
Interest income	476	888
(Loss) before taxes and preferred dividends	(1,694,410)	(1,929,137)

Net income (loss)	(1,694,410)	(1,929,137)

Preferred stock dividends in arrears Series A Preferred	(205,363)	(205,925)
Preferred stock dividends in arrears Series B Preferred	(55,440)	(96,649)
Preferred stock dividends in arrears Series C Preferred	(269,720)	(270,459)

Total preferred stock dividends	(530,523)	(573,033)

Net income (loss) attributable to common stockholders	$(2,224,933)	$(2,502,170)

Net (loss) per share	$(0.09)	$(0.15)

Weighted average number of shares outstanding	26,122,694	16,246,500

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,694,410)	$(1,929,137)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,332	125,698
Interest expense from beneficial conversion of 10% Convertible Notes	104,000	76,800
Amortization of deferred compensation	-0-	42,572
Change in assets and liabilities:
Accounts receivable	(86,437)	(36,102)
Prepaid expenses	5,360	13,045
Other assets	-0-	7,500
Accounts payable and accrued expenses	219,478	59,161
Deferred revenue	613,751	18,366

Net cash provided by (used in) operating activities	(809,926)	(1,622,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(24,638)	(20,784)

Net cash provided by (used in) investing activities	(24,638)	(20,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	192,500	682,500
Repayments of notes payable	(122,000)	-0-
Proceeds from notes payable	708,300	1,024,099

Net cash provided by (used in) financing activities	778,800	1,706,599

Net increase (decrease) in cash and cash equivalents	(55,764)	63,718
Cash and cash equivalents at beginning of period	65,695	1,977

Cash and cash equivalents at end of period	$9,931	$65,695

	For the years ended December 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$15,175	$2,475

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$234,000	$120,000
Accrued interest converted into common stock	$24,986	$64,173
Common stock issued in exchange for notes payable	$165,000	$-0-
Amended notes payable – extended maturity date	$2,341,930	$1,079,250
Conversion of Series B Preferred Stock into common stock	$325,000	$600,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2004 TO DECEMBER 31, 2005

				Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Common Stock		Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Accumu- lated Deficit	Deferred Compen- sation	Subscrip- tion Recei- vable	Treasury Stock	Total Shareh- olders’ Equity (Deficit)
	Number of Shares	$0.001 Par Value

Balances at December 31, 2003	17,929,277	$18,554	$12,671,494.56	4,215,224	$4,215	$3,807,964	157,500	$158	$1,286,360	337,150	$337	$3,684,070	$(24,032,562)	$(42,572)	$(0)	$(299,861)	$(2,901,842)

Conversion of preferred stock to common stock	2,400,000	2,400	597,600				(60,000)	(60)	(599,940)								—
Amortization of deferred compensation														42,572			42,572
Issuance of common stock, net of issuance costs of $67,500	3,000,000	3,000	679,500														682,500
Conversion of 10% notes payable to common stock	736,695	737	260,237														260,974
Dividends on preferred stock including
$54,449 in deemed dividends			54,449										(54,449)				—
Net loss for the period ended December 31, 2004													(1,929,136)				(1,929,136)
Balances at December 31, 2004	24,065,972	$24,691	14,263,281	4,215,224	$4,215	$3,807,964	97,500	98	686,420	337,150	337	3,684,070	(26,016,147)	(0)	(0)	(299,861)	(3,844,932)

Conversion of preferred stock to common stock	1,300,000	1,300	323,700				(32,500)	(33)	(324,967)								—
Conversion of 10% notes payable to common stock	609,943	610	255,376														255,986
Conversion of notes payable and accrued interest to common stock	600,000	$600	$167,400														168,000
Issuance of common stock, net of issuance costs of $20,000	850,000	850	191,650														192,500
Net loss for the period ended December 31, 2005	—	$—	$—	—	$—	$—	—	—	—	—	—	—	(1,694,410)	—	—	—	(1,694,410)

Balances at December 31, 2005	27,425,915	$28,051	$15,201,406	4,215,224	$4,215	$3,807,964	65,000	$65	$361,453	337,150	$337	$3,684,070	$(27,710,557)	$(0)	$(0)	$(299,861)	$(4,922,856)

The accompanying notes are an integral part of these financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2005, we spent approximately $478,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2004 we spent approximately $537,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $-0- as of December 31, 2005 and December 31, 2004, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 54% of our revenues during 2005 and approximately 56% of our revenues during 2004. Three customers accounted individually for 10% or more of our revenues during 2005.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2005 the Company had $1,048,707 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $10,256 and $(680) for the years ended December 31, 2005 and 2004, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $478,463 and $537,565 for the years ended December 31, 2005 and 2004 respectively.

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

	Years Ended December 31,
(in thousands, except for per share data)	2005	2004
Net loss available to common stockholders as reported	$(2,225)	$(2,502)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(403)	(258)

Pro forma net loss available to common stockholders	$(2,628)	$(2,760)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	26,122	16,247

Reported basic and diluted net loss per common share	$(0.09)	$(0.15)

Pro forma basic and diluted net loss per common share	$(0.10)	$(0.17)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The estimated value of employee stock options granted during the year December 31, 2005 was $793,384 ($207,881 for the year ended December 31, 2004). The value of options granted in 2005 and 2004 was estimated at the date of grant using the following assumptions:

	2005	2004
Risk-free interest rate	2.50%	2.07%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	104.4%	113.8%
Dividend yield	0%	0%

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 26,122,694 and 16,246,500 for the years ended December 31, 2005 and 2004, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 7,442,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at December 31, 2005. Stock warrants to purchase 16,644,400 shares of common stock at prices ranging from $0.25 to $0.75 per share were outstanding at December 31, 2005.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and have accounted for all awards granted to employees in recent years using the optional intrinsic value method. Accordingly we believe SFAS No. 123(R) will have a material impact on financial statement at such time as options are granted.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 3:	OPERATIONS AND LIQUIDITY

We have experienced negative cash flow from operations and have funded our activities to date primarily from debt and equity financings. We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the year ending December 31, 2005 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives

Computer and office equipment	$457,827	$439,789	$443,960	$419,773	5 years
Leasehold improvements	3,299	3,172	3,299	2,712	5 years
Computer software	280,640	272,181	269,869	267,475	3 years
Office furniture	52,950	48,353	52,950	45,203	5 years

	$794,716	$763,495	$770,078	$735,163

Depreciation expense for the years ended December 31, 2005 and 2004 was $28,332 and $125,698 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2005	December 31, 2004
Accounts payable	$466,353	$258,909
Accrued payroll and related costs	2,248	34,808
Other accrued expenses	80,000	216,427
Accrued interest	103,336	187,429
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$779,456	$825,092

Other accrued expenses consist primarily of placement agent fees and expenses due on private placements of our debt and equity securities that occurred from 2000 to 2005.

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 46,734,169 and 45,981,065 have been omitted from the calculation of dilutive EPS for the years December 31, 2005 and December 31, 2004, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Years Ended
	December 31, 2005			December 31, 2004
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(2,224,933)	26,122,694	$(0.09)	$(2,502,170)	16,246,500	$(0.15)
Effect of Dilutive Securities
None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,224,933)	26,122,694	$(0.09)	$(2,502,170)	16,246,500	$(0.15)

NOTE 7:	NOTES PAYABLE

At December 31, 2005, the Company owed $3,194,560 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/05	04/01/08	9.00%	414,136	$0	$414,136
12/31/05	04/01/08	9.00%	676,740	0	676,740
12/31/03	01/31/07	9.00%	20,000	0	20,000
11/25/02	01/31/07	9.00%	6,000	0	6,000
12/31/05	04/01/08	9.00%	549,501	0	549,501
08/15/03	01/31/07	9.00%	100,000	0	100,000
12/31/05	04/01/08	9.00%	511,910	0	511,910
12/31/05	04/01/08	9.00%	117,665	0	117,665
12/31/05	04/01/08	9.00%	117,550	0	117,550
12/31/05	04/01/08	9.00%	259,758	0	259,758
03/31/05	01/31/07	9.00%	22,000	0	22,000
04/07/05	01/31/07	9.00%	25,000	0	25,000
04/07/05	01/31/07	9.00%	50,000	0	50,000
05/12/05	01/31/07	9.00%	40,000	0	40,000
06/30/05	01/31/07	9.00%	120,000	0	120,000
09/09/05	01/31/07	9.00%	14,300	0	14,300
11/08/05	05/31/07	9.00%	50,000	0	50,000
11/30/05	05/31/07	9.00%	50,000	0	50,000
12/05/05	05/31/07	9.00%	50,000	0	50,000

			$3,194,560	$0	$3,194,560

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2005, approximately $737,500 of the Convertible Notes had been converted into 1,406,638 shares of common stock of the Company leaving an outstanding principal balance of $125,000.

The Company is currently in default on interest payments owed totaling $61,308 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2005 are as follows:

2006	76,214
2007	52,700
2008	0
2009	0
2010	0

Total	$128,914

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $154,048 and $152,755 for the years ended December 31, 2005 and 2004, respectively.

The Company’s corporate office lease expires in February 2006. The Company is currently seeking office space within the same geographic area and believes it will find suitable office accommodations at terms favorable to the Company.

EMPLOYMENT AGREEMENTS

In December 2005, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2006. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $226,270 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In September 2005, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $220,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in September 2005 for one year under the terms of the existing employment agreement

In September 2005, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $174,138 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in September 2005 for one year under the terms of the existing employment agreement.

In January 2006, we renewed our employment agreement with Mr. Charles Beardsley to serve as our Executive Vice President for Sales and Marketing. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Beardsley or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Beardsley receives an annual salary of $188,760 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. Mr. Beardsley is eligible for a commission, payable on a quarterly basis, equal to 2% of the Company’s Net Operating Income as defined in an exhibit to his employment contract. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Beardsley upon 30 days notice of a material breach and Mr. Beardsley may terminate the agreement under the same terms and conditions. If Mr. Beardsley is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions.

FINANCIAL ADVISORY AGREEMENT

During December 2005, the Company extended its financial advisory agreement with Noesis Capital. Under the agreement Noesis Capital will assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees annually. The amendment changed the termination date of the agreement to December 31, 2006.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our board of directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

Between February 2001 and July 2001, we borrowed an aggregate of $190,000 from Guus van Kesteren under promissory notes which bore interest of 12% per annum. These promissory notes were amended and restated on August 30, 2001 in the amount of $196,644 with new terms which included an interest rate of 8% per annum with accrued interest payable no later than August 30, 2003. This note was amended in September 2004 extending the maturity date to October 2006.

In December 2002, we borrowed $50,000 from Guus van Kesteren a member of our board of directors. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

From February to June 2004, the Company borrowed $106,000 from Guus van Kesteren, a Company Director. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2006 to October 31, 2006. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% payable with a maturity date of October 31, 2006.

The above referenced notes payable to Guus van Kesteren, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $364,758.38 bearing interest at 9% per annum and payable on October 31, 2006, was amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $414,135.75 which includes accrued and unpaid interest of $49,337.37.

During November 2002, we borrowed $6,000 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. n March 2003 this note was amended and restated extending the maturity date to January 31, 2005. This note was amended and restated on March 31, 2005 extending the maturity date to January 31, 2007.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The above referenced notes payable to Cornelis Wit, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $483,984.00 bearing interest at 9% per annum and payable on October 31, 2006, was amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $549,500.85 which includes accrued and unpaid interest of $65,516.85.

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

In October 2005, the Company borrowed $215,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of December 31, 2006. Under the terms of the note Mr. Wit had the right to convert any unpaid principal into shares of common stock at a conversion price of $0.28 per share in the event the note was not repaid by December 31, 2005. On November 11, 2005 the Company repaid $50,000 of principal on the note. On December 31, 2005 Mr. Wit converted the remaining $165,000 of outstanding principal and $3,000 in accrued interest into 600,000 shares of common stock.

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

As of December 31, 2005 we had the following outstanding securities:

•	27,425,915 shares of common stock issued and outstanding;

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•	16,644,400 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	65,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series B Placement Agent Unit Option;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $701,609 and $496,247 on the Series A Preferred Stock for undeclared dividends as of December 31, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $518,021 and $462,579 on the Series B Preferred Stock dividends as of December 31, 2005 and December 31, 2004, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $862,908 and $593,189 on the Series C Preferred Stock for undeclared dividends as of December 31, 2005 and December 31, 2004, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our board of directors.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Warrants

We have issued and outstanding warrants to purchase a total of 16,644,400 shares of our common stock, including:

•	warrants to purchase 8,000,000 shares of our common stock at an exercise price of $.25 per share expiring September 2006 which were issued by us in connection with the Series B Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 473,000 shares of our common stock at exercise prices ranging from $.50 to $0.75 per share expiring periodically through July 2006.

•	warrants to purchase 6,743,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•	warrants to purchase 700,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•	warrants to purchase 458,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

•	warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision and piggyback registration rights.

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10% interest and were due and payable on June 2004. The holders have the right to convert the principal and

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

interest amount into shares of our common stock at a rate of $1.25 per share. From 2000 to 2005, certain of the note holders converted an aggregate of $737,500 principal amount of the notes according to their terms into 1,406,638 shares of our common stock. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

In 1998, the Company’s Board of Directors approved the OmniComm Systems 1998 Stock Option Plan, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2005, substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and five years from the date of grant for officers and directors of the company.

The Company’s stock option activity and related information is summarized below:

	December 31, 2005		December 31, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	4,562,770	$0.59	3,593,500	$0.83
Granted	3,370,000	$0.30	1,192,270	$0.25
Exercised	-0-	$0.00	-0-	$0.00
Cancelled	490,000	$1.48	223,000	$0.41

Outstanding at end of period	7,442,770	$0.50	4,562,770	$0.59

Exercisable at end of period	5,155,260	$0.30	4,076,770	$0.50

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25 - $0.47	7,202,770	4.84	$0.29	4,915,260	$0.28
$0.50 - $0.80	232,000	4.11	$0.54	232,000	$0.54
$1.00 - $2.75	8,000	3.58	$2.63	8,000	$2.63

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/05	12/31/04
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(637,606)	(725,934)

	(637,606)	(725,934)

Valuation allowance	637,606	725,934

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/05	12/31/04
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	7,605,086	6,967,480

Gross deferred tax assets	7,888,784	7,251,178

Valuation allowance	(7,888,784)	(7,251,178)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $20,198,076. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2005.

Exhibit Index

Exhibit Number	Description

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002