Form 10QSB
period 2006-03-31
OMNICOMM SYSTEMS INC
filed 2006-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	11-3349762
State of Incorporation	IRS Federal Employer Identification Number

2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL	33309
Current Address of Principal Office	Zip Code

2555 Davie Road, Suite 110-B, Davie, FL	33317
Former Address of Principal Office	Zip Code

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 11, 2006: 32,547,739 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR

THE THREE MONTHS ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	3

Consolidated Statements of Operations – Three Months Ended March 31, 2006 and March 31, 2005	4

Consolidated Statements of Cash Flows – Three Months Ended March 31, 2006 and March 31, 2005	5

Notes to Consolidated Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits	24

SIGNATURES	25

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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,618	$9,931
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2006 and 2005, respectively	467,954	234,565
Prepaid expenses	11,540	2,394

Total current assets	496,112	246,890
PROPERTY AND EQUIPMENT, net	60,691	31,222
OTHER ASSETS
Other assets	31,450	5,497

TOTAL ASSETS	$588,253	$283,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$832,192	$779,456
Accrued payroll taxes	102,334	58,742
10% Convertible Notes	125,000	125,000
Notes payable – current portion	210,000	-0-
Notes payable, related party – current portion	187,300	-0-
Deferred revenue	1,130,283	1,048,707

Total current liabilities	2,587,109	2,011,905
NOTES PAYABLE, net of current portion	1,933,623	2,043,623
NOTES PAYABLE RELATED PARTY, net of current portion	963,637	1,150,937

TOTAL LIABILITIES	5,484,369	5,206,465

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 50,000 and 65,000 issued and outstanding, respectively; liquidation preference $500,000 and $650,000, respectively	50	65
Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337
5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215
Common stock – 150,000,000 shares authorized, 30,867,739 and 27,425,915 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	31,492	28,051
Additional paid in capital – preferred	7,703,502	7,853,488
Additional paid in capital – common	16,142,000	15,201,406
Stock subscription receivable	(30,000)	-0-
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(28,447,851)	(27,710,557)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,896,116)	(4,922,856)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$588,253	$283,609

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Revenues
Net sales	$519,511	$410,231
Cost of sales	183,961	76,450

Gross margin	335,550	333,781
Operating expenses
Salaries, benefits and related taxes	726,118	464,662
Rent & occupancy expenses	46,556	37,635
Consulting	96,250	-0-
Legal and professional fees	22,715	42,441
Travel	26,612	31,506
Telephone and internet	16,525	16,911
Selling, general and administrative	55,358	47,611
Depreciation and amortization	6,955	14,070

Total operating expenses	997,089	654,836

Operating income (loss)	(661,539)	(321,055)
Other income (expense)
Interest expense	(75,755)	(60,616)
Interest income	-0-	81

(Loss) before taxes and preferred dividends	(737,294)	(381,590)

Net income (loss)	(737,294)	(381,590)

Preferred stock dividends in arrears Series A Preferred	(50,637)	(50,637)
Preferred stock dividends in arrears Series B Preferred	(12,526)	(16,263)
Preferred stock dividends in arrears Series C Preferred	(66,506)	(66,506)

Total preferred stock dividends	(129,669)	(133,406)

Net income (loss) attributable to common stockholders	$(866,963)	$(514,996)

Net (loss) per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding	28,504,522	24,668,194

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(737,294)	$(381,590)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,955	14,070
Employee stock option wage expense	163,545	-0-
Change in assets and liabilities:
Accounts receivable	(231,872)	(20,032)
Prepaid expenses	(9,146)	(34,968)
Other assets	(25,953)	-0-
Accounts payable and accrued expenses	96,328	375,514
Deferred revenue	81,576	(24,372)

Net cash provided by (used in) operating activities	(655,861)	(71,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(37,942)	(11,680)

Net cash provided by (used in) investing activities	(37,942)	(11,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	600,490	-0-
Proceeds from notes payable	100,000	22,000

Net cash provided by (used in) financing activities	700,490	22,000

Net increase (decrease) in cash and cash equivalents	6,687	(61,057)
Cash and cash equivalents at beginning of period	9,931	65,695

Cash and cash equivalents at end of period	$16,618	$4,638

	For the three months ended March 31,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$-0-	$2,500

Non-cash Transactions
Conversion of Series B common stock warrants on a cashless basis	$150,000	$-0-
Exercise of Series B Placement Agent Unit Option on a cashless basis	$21,980	$-0-
Conversion of Series B Preferred Stock into common stock	$150,000	$325,000

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of its two wholly owned subsidiaries, OmniCommerce and WebIPA, Inc. and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of OmniComm Systems, Inc. and its Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These unaudited consolidated financial statements should be read in conjunction wit the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2005 financial statements to conform to the 2006 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

SEGMENT INFORMATION

The Company operates in one reportable segment.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of March 31, 2006 and December 31, 2005.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 48% of our revenues during the first three months of 2006 and approximately 54% of our revenues during the same period in fiscal 2005. One customer accounted individually for 10% or more of our revenues during fiscal 2006.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31, 2006 the Company had $1,130,283 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $6,605 and $1,140 for the three months ended March 31, 2006 and March 31, 2005, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $107,676 and $126,899 for the three months ended March 31, 2006 and March 31, 2005 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the first quarter ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, (“SFAS 123”), to options granted under the stock options plan for options granted through the three months ended March 31, 2005. The net loss available to common stockholders for

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

the three months ended March 31, 2006 reflects the expense attributable to employee stock option grants under the fair-value method. For purpose of this pro-forma disclosure, the value of the options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended March 31,
(in thousands, except for per share data)	2006	2005
Net loss available to common stockholders as reported	$(867)	$(515)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(29)

Pro forma net loss available to common stockholders	$(867)	$(544)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	28,504	24,668

Reported basic and diluted net loss per common share	$(0.03)	$(0.02)

Pro forma basic and diluted net loss per common share	$(0.03)	$(0.02)

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. Binomial option pricing models were developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The estimated value of employee stock options granted during the three months ended March 31, 2006 was $9,870 ($-0- for the three months ended March 31, 2005). The value of options granted in 2006 and 2005 was estimated at the date of grant using the following assumptions:

	2006	2005
Risk-free interest rate	4.51%	2.74%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	100.9%	108.3%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of March 31, 2006 substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 28,504,522 and 24,668,194 for the periods ended March 31, 2006 and 2005, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 7,442,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at March 31, 2006. Stock warrants to purchase 13,372,400 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at March 31, 2006.

The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that provides the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the outstanding Agent Options would result in the issuance of an aggregate of 1,984,160 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending March 31, 2006 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 4:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 42,789,379 and 45,981,065 have been omitted from the calculation of dilutive EPS for the three months March 31, 2006 and March 31, 2005, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Three Months Ended
	March 31, 2006			March 31, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(866,963)	28,504,522	$(0.03)	$(514,996)	24,668,194	$(0.02)
Effect of Dilutive Securities
None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(866,963)	28,504,522	$(0.03)	$(514,996)	24,668,194	$(0.02)

NOTE 5:	NOTES PAYABLE

At March 31, 2006, the Company owed $3,294,560 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
03/31/05	01/31/07	9.00%	6,000	$6,000	$0
12/31/03	01/31/07	9.00%	20,000	20,000	-0-
08/15/03	01/31/07	9.00%	100,000	100,000	-0-
12/31/05	04/01/08	9.00%	117,550	-0-	117,550
12/31/05	04/01/08	9.00%	259,758	-0-	259,758
12/31/05	04/01/08	9.00%	117,665	-0-	117,665
12/31/05	04/01/08	9.00%	549,501	-0-	549,501
12/31/05	04/01/08	9.00%	414,136	-0-	414,136
12/31/05	04/01/08	9.00%	676,740	-0-	676,740
12/31/05	04/01/08	9.00%	511,910	-0-	511,910
03/31/05	01/31/07	9.00%	22,000	22,000	-0-
04/07/05	01/31/07	9.00%	25,000	25,000	-0-
04/07/05	01/31/07	9.00%	50,000	50,000	-0-
05/12/05	01/31/07	9.00%	40,000	40,000	-0-
06/30/05	01/31/07	9.00%	120,000	120,000	-0-
06/30/05	01/31/07	9.00%	13,000	13,000	-0-
08/09/05	01/31/07	9.00%	1,300	1,300	-0-
11/08/05	05/31/07	9.00%	50,000	-0-	50,000
11/30/05	05/31/07	9.00%	50,000	-0-	50,000
12/05/05	05/31/07	9.00%	50,000	-0-	50,000
01/10/06	05/31/07	9.00%	100,000	-0-	100,000

			$3,294,560	$397,300	$2,897,260

NOTE 6:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2006 are as follows:

2006	$98,345
2007	157,584
2008	109,074
2009	113,422
2010	117,926

Total	$596,351

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $46,556 and $37,635 for the three months ended March 31, 2006 and 2005, respectively.

LEGAL PROCEEDINGS

On November 16, 2005, Lawton Jackson, (“Jackson”) filed suit (Civil Action No. 05-14582 CA 01) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

NOTE 7:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	3/31/06	3/31/05
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(277,444)	(143,593)

	(277,444)	(143,593)

Valuation allowance	277,444	143,593

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	3/31/06	12/31/05
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	7,882,530	7,605,086

Gross deferred tax assets	8,166,228	7,888,784

Valuation allowance	(8,166,228)	(7,888,784)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $20,935,370. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through March 31, 2006.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO”), and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. All of our personnel are involved in the development and marketing of TrialMaster and its related products.

During 2006 the Company has continued its efforts in executing its strategy. The primary focus of our strategy includes:

•	Stimulating Demand by Providing Clinical Trial Sponsors with High Value EDC;

•	Emphasizing Low Operating Costs;

•	Providing EDC Services to Small & Midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations); and

•	Differentiation Through Service.

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. CenterWatch, an industry publication, estimates that 20 to 25% of clinical trials are currently conducted with the use of EDC. Global R & D was estimated at $66 billion in 2004. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our current focus is on increasing our sales and marketing capabilities. During 2005 we expanded our sales and marketing team and we anticipate increasing our marketing and sales personnel by over 100% during fiscal 2006.

The Three Months Ended March 31, 2006 Compared With the Three Months Ended March 31, 2005

Results of Operations

A summarized version of our results of operations for the fiscals periods ended March 31, 2006 and March 31, 2005 is included in the table below.

Summarized Statement of Operations

	For the three months ended March 31,
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Total revenues	$519,511		$410,231		$109,280	26.6%
Cost of sales	183,961	35.4%	76,450	18.6%	107,511	140.6%

Gross margin	335,550	64.6%	333,781	81.4%	1,769	0.5%
Salaries, benefits and related taxes	726,118	139.8%	464,662	113.3%	261,456	56.3%
Travel	26,612	5.1%	31,506	7.7%	(4,894)	-15.5%
Selling, general and administrative	55,358	10.7%	47,611	11.6%	7,747	16.3%
Depreciation and amortization	6,955	1.3%	14,070	3.4%	(7,115)	-50.6%

Total Operating Expenses	997,089	191.9%	654,836	159.6%	342,253	52.3%

Operating income (loss)	(661,539)	-127.3%	(321,055)	-78.3%	(340,484)	106.1%
Interest Expense	75,755	14.6%	60,616	14.8%	15,139	25.0%
Interest income	—	0.0%	81	0.0%	(81)	-100.0%

(Loss) before income taxes and dividends	(737,294)	-141.9%	(381,590)	-93.0%	(355,704)	93.2%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(737,294)	-141.9%	(381,590)	-93.0%	(355,704)	93.2%
Total preferred stock dividends	(129,669)	-25.0%	(133,406)	-32.5%	3,736	-2.8%

Net (loss) attributable to common stockholders	$(866,963)	-166.9%	$(514,996)	-125.5%	$(351,967)	68.3%

Revenues for the three months ended March 31, 2006 were $519,511 compared to $410,231 for the same period in 2005, an increase of 26.6%. The revenue increase can be attributed to a 58% increase in projects under management. Additionally, the average trial currently being managed is approximately 14% larger than the trials being managed in fiscal 2005. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During 2006 approximately 74.3% of revenues were generated by trial setup activities, 17.2% were generated from on-going maintenance fees and approximately 8.5% was generated from fees charged for changes to on-going clinical trial engagements. During fiscal 2005 we generated 74.5% of revenues from setup fees, 18.3% from on-going maintenance fees and 7.2% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 48% of our revenues during the three months ended March 31, 2006 and approximately 54% of our revenues during the three months ended March 31, 2005. One customer accounted individually for 10% or more of our revenues during the first quarter of fiscal 2006. The loss of any of our contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $183,961 in 2006 compared to $76,450 in 2005, an increase of $107,511. Cost of goods sold were approximately 35.4% of sales in 2006 compared to 18.6% in fiscal 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2006 due to the addition of five additional programmers and two quality assurance analysts as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to approximately 20-25% of sales during the second half of 2006. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, (V4.0), anticipated during 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our largest expense at 72.8% of total Operating Expenses for 2006. Salaries and related expenses totaled $726,118 in 2006 compared to $464,662 in 2005, an increase of 56.3%. We currently employ approximately 26 employees out of our Ft. Lauderdale, Florida corporate office and have nine out-of-state employees. During the first quarter of 2006 we increased our corporate level staff by seven employees. Our objective during this period was to strengthen our Business Development, R & D and Clinical Support functions in anticipation of growth expected to occur during the balance of 2006. We believe that our ability to compete and to continue growing our business within the EDC industry is predicated, in part, on the success of our efforts at developing new and more sophisticated products. These efforts allow us to service our clients more efficiently; our ability to provide service and support that is more effective than that of our competitors and through increasing our level of market penetration. We believe that the personnel added during the course of the first quarter provide us with the human resources necessary to achieve these operating objectives. We will look to selectively add experienced sales and marketing personnel in 2006 in an effort to increase our market penetration and to continue broadening our client base, but, do not believe that any other corporate level department will increase significantly during the second half of fiscal 2006.

We incurred $96,250 in consulting fees during the three months ended March 31, 2006. This represents fees paid to human resource consultants to assist in recruiting sales, marketing and clinical services professionals. We anticipate incurring more professional fees during the second quarter of fiscal 2006 for this type of consulting services.

Rent and related expenses increased by $8,921 during the three months ended March 31, 2006 compared to the same period in 2005. We signed a corporate office lease during March 2006. The company will not incur a financial obligation associated with this lease until May 2006. This lease, which is for a term of five years, is expected to fulfill our operating needs during the term of the lease. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy.

Legal and professional fees totaled $22,715 in 2006 compared with $42,441 in fiscal 2005, a decrease of approximately $19,726. We expect legal and professional fees to increase during 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $55,358 during 2006 compared to $47,611 in 2005, an increase of 16.3%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $4,643 in fiscal 2006 from $10,310 to $14,953, an increase of approximately 45.0%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $75,755 during 2006 versus $60,616 in fiscal 2005, an increase of $15,139 or 25.0% . The increase can be attributed to the interest expense incurred on notes issued during 2006 and the increase in interest expense associated with notes issued throughout fiscal 2005. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During fiscal 2006 we issued $100,000 in promissory notes. During fiscal 2005, we issued $22,000 in promissory notes.

There were arrearages of $50,637 in 5% Series A Preferred Stock dividends, $12,526 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for fiscal 2006, compared with arrearages of $50,637 in 5% Series A Preferred Stock dividends, $16,263 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for fiscal 2005. We deducted $129,669 and $133,406 from Net Income (Loss) Attributable to Common Stockholders for the three months ended March 31, 2006 and March 31, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources.

Liquidity and Capital Resources

Disclosure for the Period Indicated

	March 31, 2006	December 31, 2005	Change
Cash	16,618	9,931	6,687
Accounts Receivable, net of allowance for doubtful accounts	467,954	234,565	233,389
Current Assets	496,112	246,890	249,222
Accounts Payable and accrued expenses	832,192	779,456	52,736
Accrued payroll taxes	102,334	58,742	43,592
Deferred revenue	1,130,283	1,048,707	81,576
Convertible notes payable	125,000	125,000	—
Current Liabilities	2,587,109	2,011,905	575,204
Working Capital (Deficit)	(2,090,997)	(1,765,015)	(325,982)
Net cash provided by (used in) operating activities	(655,861)	(71,377)
Net cash provided by (used in) investing activities	(37,942)	(11,680)
Net cash provided by financing activities	700,490	22,000
Net increase (decrease) in cash and cash equivalents	6,687	(61,057)

Cash and cash equivalents increased by $6,687 from $9,931 to $16,618 at March 31, 2006. This was the result of cash provided by financing activities of $700,490 offset by cash used in operating activities of approximately $655,861 and $37,942 used in investing activities. The significant components of the activity include a loss from operations of approximately $737,294 offset by non-cash expenses of $170,500 and approximately $700,490 we raised through the issuance of debt and equity securities offset by $37,942 used in investing activities and decreases in cash of $89,067 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2006:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3- 5 Years
Long Term Debt (1)	$3,419,560	$522,300	(2)	$250,000	(3)	$2,647,260	(4)	-0-
Operating Lease Obligations	657,056	139,612		142,792		110,132		264,520
Financial Advisory Agreement	67,500	67,500		-0-		-0-		-0-

Total	$4,144,116	$729,412		$392,792		$2,757.391		$264,520

1.	Amounts do not include interest to be paid.

2.	Includes $125,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $397,300 in promissory notes bearing interest at 9% annually that mature on January 31, 2007.

3.	Includes $250,000 in promissory notes bearing interest at 9% annually that mature on May 1, 2007.

4.	Includes $2,647,260 in promissory notes bearing interest at 9% annually that mature on April 1, 2008.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $189,493 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. We accrued $20,000 in transaction fees leaving net proceeds to us of $192,500. From January to March 2006 holders of common stock warrants exercised warrants to purchase 2,522,000 shares of common stock resulting in $630,500 in net proceeds.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We began providing services to some of these entities during 2003 and we have experienced success in broadening our client roster over the past two fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

We experienced increased success in marketing TrialMaster during fiscal 2005. We entered into approximately $4.1 million in contracts for trials to be serviced over the next five years. These contracts included ten engagements with new clients. This success carried over into the first quarter of fiscal 2006. During this period we entered into contracts totaling approximately $2.2 million in new engagements, including engagements with five new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the three months ending March 31, 2006, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2006.

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

Stock Based Compensation.

Options granted to employees under our Stock Option Plan were accounted for by using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) until December 31, 2005. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement No.123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which defines a fair value based method of accounting for stock options. All stock based compensation issued to individuals, other than employees and directors such compensation which is accounted for in accordance with APB Opinion No. 25, are accounted for in accordance with SFAS No. 123, as amended by SFAS No.148. Effective with our first quarter, ended March 31, 2006, the Company was no longer be using the intrinsic value method to value employee stock options. The Company began accounting for employee stock options using the fair value method effective January 1, 2006.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being March 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

OmniComm Systems, Inc. Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	May 15, 2006

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	May 15, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.