Form 10QSB
period 2006-06-30
OMNICOMM SYSTEMS INC
filed 2006-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 11, 2006: 37,398,804 common stock $.001 par value.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB

FOR THE SIX MONTHS ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets – June 30, 2006 and December 31, 2005	3
Consolidated Statements of Operations – Six and Three Months Ended June 30, 2006 and June 30, 2005	4
Consolidated Statements of Cash Flows – Six and Three Months Ended June 30, 2006 and June 30, 2005	5
Notes to Consolidated Unaudited Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 6. Exhibits	27
SIGNATURES	28
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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$202,184	$9,931
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2006 and 2005, respectively	637,167	234,565
Prepaid expenses	36,386	2,394

Total current assets	875,737	246,890

PROPERTY AND EQUIPMENT, net	182,520	31,222

OTHER ASSETS
Intangible assets, net	2,910	-0-
Other assets	24,123	5,497

TOTAL ASSETS	$1,085,290	$283,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$885,012	$779,456
Accrued payroll taxes	119,885	58,742
10% Convertible Notes	125,000	125,000
Notes payable – current portion	460,000	-0-
Notes payable, related party – current portion	167,000	-0-
Deferred revenue	1,765,475	1,048,707

Total current liabilities	3,522,372	2,011,905

NOTES PAYABLE, net of current portion	1,683,623	2,043,623
NOTES PAYABLE RELATED PARTY, net of current portion	963,637	1,150,937

TOTAL LIABILITIES	6,169,632	5,206,465

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 50,000 and 65,000 issued and outstanding, respectively; liquidation preference $500,000 and $650,000, respectively	50	65

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 37,398,804 and 27,425,915 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	38,024	28,051
Additional paid in capital – preferred	7,703,502	7,853,488
Additional paid in capital – common	16,675,263	15,201,406
Accumulated other comprehensive income	1,924	-0-
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(29,207,796)	(27,710,557)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(5,084,342)	(4,922,856)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,085,290	$283,609

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2006	2005	2006	2005
Revenues	$1,222,263	$762,601	$702,752	$352,370
Cost of sales	459,814	167,930	275,853	91,480

Gross margin	762,449	594,671	426,899	260,890

Operating expenses
Salaries, benefits and related taxes	1,470,734	930,648	744,616	465,986
Rent & occupancy expenses	80,049	75,614	33,493	37,979
Consulting – marketing, sales and product development	150,625	-0-	54,375	-0-
Legal and professional fees	106,432	87,171	83,717	44,730
Travel	97,116	59,694	70,504	28,188
Telephone and internet	40,618	34,900	24,093	17,989
Selling, general and administrative	139,745	92,701	84,387	45,090
Depreciation and amortization	22,205	18,397	15,250	4,327

Total operating expenses	2,107,524	1,299,125	1,110,435	644,289

Operating income (loss)	(1,345,075)	(704,454)	(683,536)	(383,399)

Other income (expense)
Interest expense	(152,164)	(227,657)	(76,409)	(167,041)
Interest income	-0-	81	-0-	-0-

(Loss) before taxes and preferred dividends	(1,497,239)	(932,030)	(759,945)	(550,440)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(1,497,239)	(932,030)	(759,945)	(550,440)

Preferred stock dividends in arrears Series A Preferred	(101,837)	(101,837)	(51,200)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(22,499)	(29,227)	(9,973)	(12,964)
Preferred stock dividends in arrears Series C Preferred	(133,751)	(133,751)	(67,245)	(67,245)

Total preferred stock dividends	(258,087)	(264,815)	(128,418)	(131,409)

Net income (loss) attributable to common stockholders	$(1,755,326)	$(1,196,845)	$(888,363)	$(681,849)

Net (loss) per share	$(0.06)	$(0.05)	$(0.03)	$(0.03)

Weighted average number of shares outstanding	30,844,522	25,415,829	33,224,741	26,149,019

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,497,239)	$(932,030)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,205	18,397
Interest expense from beneficial conversion feature on 10% convertible notes payable	-0-	104,000
Employee stock option wage expense	163,545	-0-
Change in assets and liabilities:
Accounts receivable	(401,085)	(358,150)
Prepaid expenses	(33,879)	(32,400)
Other assets	(16,809)	-0-
Accounts payable and accrued expenses	145,574	370,643
Deferred revenue	716,768	330,948

Net cash provided by (used in) operating activities	(900,920)	(498,592)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	(3,065)	-0-
Sale of property and equipment	2,500	-0-
Purchase of property and equipment	(177,371)	(15,163)

NET Net cash provided by (used in) investing activities	(177,936)	(15,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable	(20,300)	(40,000)
Proceeds from employee stock option exercise	1,500	-0-
Proceeds from issuance of common stock, net of issuance costs	1,189,909	180,000
Proceeds from notes payable	100,000	310,000

Net cash provided by (used in) financing activities	1,271,109	450,000

Net increase (decrease) in cash and cash equivalents	192,253	(63,755)
Cash and cash equivalents at beginning of period	9,931	65,695

Cash and cash equivalents at end of period	$202,184	$1,940

	For the six months ended June 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$5,494	$2,500

Non-cash Transactions
Conversion of Series B common stock warrants on a cashless basis	$150,000	$-0-
Exercise of Series B Placement Agent Unit Option on a cashless basis	$557,013	$-0-
Conversion of 10% Convertible Notes Payable in common stock	$-0-	$130,000
Accrued interest converted into common stock	$-0-	$21,985
Conversion of Series B Preferred Stock into common stock	$150,000	$325,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based Electronic Data Capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors. TrialMaster® allows clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development ( R & D) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2005, we spent approximately $478,000 on R & D activities, the majority of which represented salaries to our developers. In fiscal 2004 we spent approximately $537,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of its wholly owned subsidiary, OmniComm Europe BV and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of OmniComm Systems, Inc. and its Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of June 30, 2006 and December 31, 2005.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 49% of our revenues during the first six months of 2006 and approximately 62% of our revenues during the same period in fiscal 2005. One customer accounted individually for 10% or more of our revenues during fiscal 2006.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30, 2006 the Company had $1,765,475 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $47,723 and $8,480 for the six months ended June 30, 2006 and June 30, 2005, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $307,723 and $252,593 for the six months ended June 30, 2006 and June 30, 2005 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the first quarter of fiscal 2006 which ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, (“SFAS 123”), to options granted under the stock options plan for options granted through the six months ended June 30, 2005. The net loss available to common stockholders for the six months ended June 30, 2006 reflects the expense attributable to employee stock option grants under the fair-value method. For purpose of this pro-forma disclosure, the value of the options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

	Six Months Ended June 30,
(in thousands, except for per share data)	2006	2005
Net loss available to common stockholders
As reported	$(1,755)	$(1,197)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(184)

Pro forma net loss available to common stockholders	$(1,755)	$(1,381)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	30,845	25,416

Reported basic and diluted net loss per common share	$(0.06)	$(0.05)

Pro forma basic and diluted net loss per common share	$(0.06)	$(0.05)

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

The estimated value of employee stock options granted during the six months ended June 30, 2006 was $9,870 ($101,850 for the six months ended June 30, 2005). The value of options granted in 2006 and 2005 was estimated at the date of grant using the following assumptions:

	2006	2005
Risk-free interest rate	4.55%	2.70%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	100.1%	107.2%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of June 30, 2006 substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company.

EARNINGS PER SHARE

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 30,844,522 and 25,415,829 for the six months ended June 30, 2006 and 2005, respectively. Basic earnings per share were calculated using the weighted average number of shares outstanding of 33,224,741 and 26,149,019 for the three months ended June 30, 2006 and 2005, respectively. There were no differences between basic and diluted earnings per share. Options were granted under the 1998 Stock Incentive Plan to purchase 7,113,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at June 30, 2006. Stock warrants to purchase 4,728,148 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at June 30, 2006.

The Company granted a Unit Purchase Option (“Agent Option”) to the Placement Agent of its Series B Convertible Preferred Stock that originally provided the Placement Agent the ability to purchase 27,000 Series B Preferred Shares with 1,080,000 detachable common stock warrants. The exercise of the remaining outstanding Agent Options would result in the issuance of an aggregate of 114,296 shares of common stock at an exercise price of $0.25 per share. The options, warrants and Agent Options were not included in the computation of diluted earnings per share because they have an anti-dilutive effect on net loss per share.

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

We have experienced negative cash flow from operations and have funded our activities to date primarily from debt and equity financings. We will continue to require substantial funds to continue our R & D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R & D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R & D programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful. There can be no assurance that changes in our R & D plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the six months ending June 30, 2006 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 32,837,466 and 44,456,065 have been omitted from the calculation of dilutive EPS for the six and three months June 30, 2006 and June 30, 2005, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

Six Months Ended

	June 30, 2006			June 30, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,755,326)	30,844,522	$(0.06)	$(1,196,845)	25,415,829	$(0.05)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,755,326)	30,844,522	$(0.06)	$(1,196,845)	25,415,829	$(0.05)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Three Months Ended

	June 30, 2006			June 30, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(888,363)	33,224,741	$(0.03)	$(681,849)	26,149,019	$(0.03)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(888,363)	33,224,741	$(0.03)	$(681,849)	26,149,019	$(0.03)

NOTE 5:	NOTES PAYABLE

At June 30, 2006, the Company owed $3,274,260 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/2003	1/31/2007	9.00%	$20,000	$20,000	-0-
8/15/2003	1/31/2007	9.00%	100,000	100,000	-0-
12/31/2005	4/1/2008	9.00%	117,550	—	117,550
12/31/2005	4/1/2008	9.00%	259,758	—	259,758
12/31/2005	4/1/2008	9.00%	117,665	—	117,665
12/31/2005	4/1/2008	9.00%	549,501	—	549,501
12/31/2005	4/1/2008	9.00%	414,136	—	414,136
12/31/2005	4/1/2008	9.00%	676,740	—	676,740
12/31/2005	4/1/2008	9.00%	511,910	—	511,910
3/31/2005	1/31/2007	9.00%	22,000	22,000	-0-
4/7/2005	1/31/2007	9.00%	25,000	25,000	-0-
4/7/2005	1/31/2007	9.00%	50,000	50,000	-0-
5/12/2005	1/31/2007	9.00%	40,000	40,000	-0-
6/30/2005	1/31/2007	9.00%	120,000	120,000	-0-
11/8/2005	5/31/2007	9.00%	50,000	50,000	-0-
11/30/2005	5/31/2007	9.00%	50,000	50,000	-0-
12/5/2005	5/31/2007	9.00%	50,000	50,000	-0-
1/10/2006	5/31/2007	9.00%	100,000	100,000	-0-

			$3,274,260	$627,000	$2,647,260

NOTE 6:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2006 are as follows:

2006	$73,542
2007	143,869
2008	95,652
2009	99,484
2010	103,465

Total	$516,012

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $80,049 and $75,614 for the six months ended June 30, 2006 and 2005, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	6/30/06	6/30/05
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(563,411)	(350,723)

	(563,411)	(350,723)

Valuation allowance	563,411	350,723

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	6/30/06	12/31/05
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	8,168,497	7,318,203

Gross deferred tax assets	8,452,195	7,601,901

Valuation allowance	(8,452,195)	(7,601,901)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $21,695,315. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through June 30, 2006.

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

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. CenterWatch, an industry publication, estimates that 20 to 25% of clinical trials are currently conducted with the use of EDC. Global R & D was estimated at $66 billion in 2004. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During 2005 and the first half of 2006 we expanded our sales and marketing team and we anticipate continuing to increasing our marketing and sales personnel during the remainder of fiscal 2006.

The Six Months Ended June 30, 2006 Compared With the Six Months Ended June 30, 2005

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2006 and June 30, 2005 is included in the table below.

Summarized Statement of Operations

	For the six months ended June 30,				$ Change	% Change
	2006	% of Revenues	2005	% of Revenues
Total revenues	$1,222,263		$762,601		$459,662	60.3%

Cost of sales	459,814	37.6%	167,930	22.0%	291,884	173.8%

Gross margin	762,449	62.4%	594,671	78.0%	167,778	28.2%
Salaries, benefits and related taxes	1,470,734	120.3%	930,648	122.0%	540,086	58.0%
Travel	97,116	7.9%	59,694	7.8%	37,422	62.7%
Selling, general and administrative	139,745	11.4%	92,701	12.2%	47,044	50.7%
Depreciation and amortization	22,205	1.8%	18,397	2.4%	3,808	20.7%

Total Operating Expenses	2,107,524	172.4%	1,299,125	170.4%	808,399	62.2%

Operating income (loss)	(1,345,075)	-110.0%	(704,454)	-92.4%	(640,621)	90.9%

Interest Expense	152,164	12.4%	227,657	29.9%	(75,493)	-33.2%

Interest income	—	0.0%	81	0.0%	(81)	-100.0%

(Loss) before income taxes and dividends	(1,497,239)	-122.5%	(932,030)	-122.2%	(565,209)	60.6%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(1,497,239)	-122.5%	(932,030)	-122.2%	(565,209)	60.6%

Total preferred stock dividends	(258,087)	-21.1%	(264,815)	-34.7%	6,728	-2.5%

Net (loss) attributable to common stockholders	$(1,755,326)	-143.6%	$(1,196,845)	-156.9%	$(558,481)	46.7%

Revenues for the six months ended June 30, 2006 were $1,222,263 compared to $762,601 for the same period in 2005, an increase of 60.3%. The revenue increase can be attributed to a 46% increase in projects under management. In addition the average trial currently being managed is approximately 38% larger than the trials being managed in fiscal 2005. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% - 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an Application Service Provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the six months ended June 30, 2006 approximately 72.4% of revenues were generated by trial setup activities, 17.8% were generated from on-going maintenance fees and approximately 9.8% was generated from fees charged for changes to on-going clinical trial engagements. During the six months ended June 30, 2005 we generated 71.9% of revenues from setup fees, 20.1% from on-going maintenance fees and 8.0% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 49% of our revenues during the six months ended June 30, 2006 and approximately 62% of our revenues during the six months ended June 30, 2005. One customer accounted individually for 10% or more of our revenues during the first half of fiscal 2006. The loss of any of our contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $459,814 for the six months ended June 30, 2006 compared to $167,930 for the six months ended June 30, 2005, an increase of $291,884, or 173.8%. Cost of goods sold were approximately 37.6% of sales for the six months ended June 30, 2006 compared to 22.0% for the six months ended June 30, 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the six months ended June 30, 2006 due to the addition of five additional programmers and four quality assurance analysts as part of our trial operations. We believe that the staffing of our quality assurance department is crucial to our long-term success. We expect our current staffing levels to provide the appropriate level of quality assurance resources needed to manage our business when evaluated in concert with our expected release of TrialMaster V4.0.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to approximately 20-25% of sales during the next twelve months. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next version of TrialMaster, (V4.0), which we anticipate releasing during 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our largest expense at 69.8% of total Operating Expenses for the six months ended June 30, 2006. Salaries and related expenses totaled $1,470,734 for the six months ended June 30, 2006 compared to $930,648 for the six months ended June 30, 2005, an increase of 58.0%. We currently employ approximately 29 employees out of our Ft. Lauderdale, Florida corporate office and have seven out-of-state employees. During the first half of 2006 we increased our corporate level staff by twelve employees. Our objective during this period was to strengthen our Business

Development, R & D and Clinical Support functions in anticipation of growth expected to occur during the balance of 2006. We believe that our ability to compete and to continue growing our business within the EDC industry is predicated, in part, on the success of our efforts at developing new and more sophisticated products. These efforts allow us to service our clients more efficiently; our ability to provide service and support that is more effective than that of our competitors and through increasing our level of market penetration. We believe that the personnel added during the course of the first half of 2006 provide us with the human resources necessary to achieve these operating objectives. We will look to selectively add experienced sales and marketing personnel during the remainder of fiscal 2006 in an effort to increase our market penetration and to continue broadening our client base, but do not believe that any other corporate level department will increase significantly during the second half of fiscal 2006.

We incurred $150,250 in consulting fees during the six months ended June 30, 2006. This represents fees paid to human resource consultants to assist in recruiting sales, marketing and clinical services professionals. We anticipate incurring more professional fees during the second half of fiscal 2006 for this type of consulting services.

Rent and related expenses increased by $4,435 during the six months ended June 30, 2006 compared to the same period in 2005. We signed a new corporate office lease during March 2006. The company did not incur a financial obligation associated with this lease until May 2006. This lease, which is for a term of five years, is expected to fulfill our operating needs during the term of the lease. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy.

Legal and professional fees totaled $106,432 for the six months ended June 30, 2006 compared with $87,171 for the six months ended June 30, 2005, an increase of approximately $19,261. We expect legal and professional fees to increase during the second half of 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $139,745 during the six months ended June 30, 2006 compared to $92,701 during the six months ended June 30, 2005, an increase of 50.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $24,878 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 from $22,845 to $47,723, an increase of approximately 108.9%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $152,164 during the six months ended June 30, 2006 versus $227,657 during the six months ended June 30, 2005, a decrease of $75,493 or 33.2%. The decrease can be attributed to approximately $104,000 in interest expense associated with a beneficial conversion provided to certain holders of our 10% Convertible Notes during the six months ended June 30, 2005 offset by the interest expense incurred on notes issued during the six months ended June 30, 2006 and the increase in interest expense associated with notes issued throughout the six months ended June 30, 2005. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the six months ended June 30, 2006 we issued $100,000 in promissory notes. During the six months ended June 30, 2005, we issued $310,000 in promissory notes.

There were arrearages of $101,837 in 5% Series A Preferred Stock dividends, $22,499 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends for the six months ended June 30, 2006, compared with arrearages of $101,837 in 5% Series A Preferred Stock dividends, $29,227 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends for the six months ended June 30, 2005. We deducted $258,087 and $264,815 from Net Income (Loss) Attributable to Common Stockholders for the six months ended June 30, 2006 and June 30, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Included in our results of operations for the first half of 2006 are the results of our European Sales and Marketing subsidiary, OmniComm Europe, BV which was formed during April 2006. This operation incurred approximately $54,074 in selling, general and administrative expenses and recorded $311 in depreciation expense. This operation is expected to provide sales, marketing and limited support services to the European clinical trial market.

The Three Months Ended June 30, 2006 Compared With the Three Months Ended June 30, 2005

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2006 and June 30, 2005 is included in the table below.

Summarized Statement of Operations

	For the 3 months ended June 30,				$ Change	% Change
	2006	% of Revenues	2005	% of Revenues
Total revenues	$702,752		$352,370		$350,382	99.4%

Cost of sales	275,853	39.3%	91,480	26.0%	184,373	201.5%

Gross margin	426,899	60.7%	260,890	74.0%	166,009	63.6%

Salaries, benefits and related taxes	744,616	106.0%	465,986	132.2%	278,630	59.8%
Travel	70,504	10.0%	28,188	8.0%	42,316	150.1%
Selling, general and administrative	84,387	12.0%	45,090	12.8%	39,297	87.2%
Bad debt expense	—	0.0%	—	0.0%	—	N/M
Depreciation and amortization	15,250	2.2%	4,327	1.2%	10,923	252.4%

Total Operating Expenses	1,110,437	158.0%	644,289	182.8%	466,148	72.4%

Operating income (loss)	(683,538)	-97.3%	(383,399)	-108.8%	(300,139)	78.3%

Interest Expense	76,409	10.9%	167,041	47.4%	(90,632)	-54.3%
Interest income	—	0.0%	—	0.0%	—	0.0%

(Loss) before income taxes and dividends	(759,947)	-108.1%	(550,440)	-156.2%	(209,507)	38.1%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(759,947)	-108.1%	(550,440)	-156.2%	(209,507)	38.1%

Total preferred stock dividends	(128,418)	-18.3%	(131,409)	-37.3%	2,991	-2.3%

Net (loss) attributable to common stockholders	$(888,365)	-126.4%	$(681,849)	-193.5%	$(206,516)	30.3%

Revenues for the three months ended June 30, 2006 were $702,752 compared to $352,370 for the same period in 2005, an increase of 99.4%. We recognized revenues from approximately 54 clinical trial projects during the second quarter of 2006 compared with 37 clinical trial projects during the same period in 2005, an increase of approximately 45.9%. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% - 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an Application Service Provider (“ASP”)

that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the second quarter of 2006 approximately 74.3% of revenues were generated by trial setup activities, 17.2% were generated from on-going maintenance fees and approximately 8.5% was generated from fees charged for changes to on-going clinical trial engagements. During the second quarter of fiscal 2005 we generated 74.5% of revenues from setup fees, 18.3% from on-going maintenance fees and 7.2% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $275,853 for the three months ended June 30, 2006 compared to $91,480 for the three months ended June 30, 2005, an increase of $184,373. Cost of goods sold were approximately 39.3% of sales for the three months ended June 30, 2006 compared to 26.0% for the three months ended June 30, 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the three months ended June 30, 2006 due to the addition of seven additional programmers and four quality assurance analysts as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to approximately 20-25% of sales during the second half of 2006. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next version of TrialMaster, (V4.0), which we anticipate releasing during the second half of 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our largest expense at 67.1% of total Operating Expenses for the three months ended June 30, 2006. Salaries and related expenses totaled $744,616 for the three months ended June 30, 2006 compared to $465,986 for the three months ended June 30, 2005, an increase of 59.8%. We currently employ approximately 29 employees out of our Ft. Lauderdale, Florida corporate office and have seven out-of-state employees. During the second quarter of 2006 we increased our corporate level staff by eight employees. Our objective during this period was to strengthen our Business Development, R & D and Clinical Support functions in anticipation of growth expected to occur during the balance of 2006. We believe that our ability to compete and to continue growing our business within the EDC industry is predicated, in part, on the success of our efforts at developing new and more sophisticated products. These efforts allow us to service our clients more efficiently; our ability to provide service and support that is more effective than that of our competitors and through increasing our level of market penetration. We believe that the personnel added during the course of the second quarter provide us with the human resources necessary to achieve these operating objectives. We will look to selectively add experienced sales and marketing personnel during the remainder of fiscal 2006 in an effort to increase our market penetration and to continue broadening our client base, but, do not believe that any other corporate level department will increase significantly during the second half of fiscal 2006.

We incurred $54,375 in consulting fees during the three months ended June 30, 2006. This represents fees paid to human resource consultants to assist in recruiting sales, marketing and clinical services professionals. We anticipate incurring more professional fees during the second half of fiscal 2006 for this type of consulting services.

Rent and related expenses decreased by $4,486 during the three months ended June 30, 2006 compared to the same period in 2005. We signed a new corporate office lease during March 2006. The company did not incur a financial obligation associated with this lease until May 2006. This lease, which is for a term of five years, is expected to fulfill our operating needs during the term of the lease. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy.

Legal and professional fees totaled $83,717 for the three months ended June 30, 2006 compared with $44,730 for the three months ended June 30, 2005, an increase of approximately $38,987. The increase can be attributed to legal and accounting fees attributable to two registration statements filed with Securities and Exchange Commission during 2006 and legal fees incurred relating to litigation defense. We expect legal and professional fees to increase during the second half of 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $84,387 during the three months ended June 30, 2006 compared to $45,090 during the three months ended June 30, 2005, an increase of 87.2%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $15,993 in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 from $16,777 to $32,770, an increase of approximately 98.5%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $76,409 during the three months ended June 30, 2006 versus $167,041 during the three months ended June 30, 2005, a decrease of $90,632 or 54.3%. The decrease can be attributed to approximately $104,000 in interest expense associated with a beneficial conversion provided to certain holders of our 10% Convertible Notes during the three months ended June 30, 2005 offset by the interest expense incurred on notes issued during the three months ended June 30, 2006 and the increase in interest expense associated with notes issued throughout the three months ended June 30, 2005. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the second quarter of 2006 we issued $-0- in promissory notes. During the second quarter of fiscal 2005, we issued $288,000 in promissory notes.

There were arrearages of $51,200 in 5% Series A Preferred Stock dividends, $9,973 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three months ended June 30, 2006, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $12,964 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three months ended June 30, 2005. We deducted $128,418 and $131,409 from Net Income (Loss) Attributable to Common Stockholders for the three months ended June 30, 2006 and June 30, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Included in our results of operations for the second quarter of 2006 are the results of our European Sales and Marketing subsidiary, OmniComm Europe, BV which was formed during April 2006. This operation incurred approximately $54,074 in selling, general and administrative expenses and recorded $311 in depreciation expense. This operation is expected to provide sales, marketing and limited support services to the European clinical trial market.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources.

Liquidity and Capital Resources

Disclosure for the Period Ended

June 30, 2006

	2006	2005	Change
Cash	202,184	9,931	192,253
Accounts Receivable, net of allowance for doubtful accounts	637,167	234,565	402,602
Current Assets	875,737	246,890	628,847
Accounts Payable and accrued expenses	885,012	779,456	105,556
Accrued payroll taxes	119,885	58,742	61,143
Deferred revenue	1,765,475	1,048,707	716,768
Convertible notes payable	125,000	125,000	—
Current Liabilities	3,522,372	2,011,905	1,510,467
Working Capital (Deficit)	(2,646,635)	(1,765,015)	(881,620)
Net cash provided by (used in) operating activities	(900,920)	(498,592)
Net cash provided by (used in) investing activities	(177,936)	(15,163)
Net cash provided by financing activities	1,271,109	450,000
Net increase (decrease) in cash and cash equivalents	192,141	(63,755)

Cash and cash equivalents increased by $192,253 from $9,931 to $202,184 at June 30, 2006. This was the result of cash provided by financing activities of $1,271,109 offset by cash used in operating activities of approximately $900,920 and $177,936 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,497,239 offset by non-cash expenses of $185,750 and approximately $1,271,109 we raised through the issuance of debt and equity securities offset by $177,936 used in investing activities and increases in cash of $410,569 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2006:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3- 5 Years
Long Term Debt (1)	$3,399,260	$752,000	(2)	$2,647,260	(3)	$-0-	$-0-
Operating Lease Obligations	550,948	150,070		114,545		97,543	188,790
Financial Advisory Agreement	45,000	45,000		-0-		-0-	-0-

Total	$3,995,208	$947,070		$2,761,805		$97,543	$188,790

1.	Amounts do not include interest to be paid.

2.	Includes $125,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $627,000 in promissory notes bearing interest at 9% annually that mature in January 31, 2007 and May 2007.
3.	Includes $2,647,260 in promissory notes bearing interest at 9% annually that mature on April 1, 2008.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $192,053 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. We accrued $20,000 in transaction fees leaving net proceeds to us of $192,500. From January to June 2006 holders of common stock warrants exercised warrants to purchase 4,772,000 shares of common stock resulting in $1,193,000 in gross proceeds.

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

We experienced increased success in marketing TrialMaster during fiscal 2005. We entered into approximately $4.1 million in contracts for trials to be serviced over the next five years. These contracts included ten engagements with new clients. This success carried over into the first half of fiscal 2006. During this period we entered into contracts totaling approximately $4.3 million in new engagements, including engagements with six new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our TrialMaster Phase I product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

We may continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R & D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R & D programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our R & D plans or other events will not result in accelerated or unexpected expenditures.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the six months ending June 30, 2006, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2006.

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

Stock Based Compensation.

Options granted to employees under our Stock Option Plan were accounted for by using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) until December 31, 2005. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement No.123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which defines a fair value based method of accounting for stock options. All stock based compensation issued to individuals, other than employees and directors such compensation which is accounted for in accordance with APB Opinion No. 25, are accounted for in accordance with SFAS No. 123, as amended by SFAS No.148. Effective with our first quarter, ended June 30, 2006, the Company was no longer using the intrinsic value method to value employee stock options. The Company began accounting for employee stock options using the fair value method effective January 1, 2006.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after December 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and have accounted for all awards granted to employees in recent years using the optional intrinsic value method. The impact of SFAS No. 123(R) during the six and three month periods ended June 30, 2006 was $163,545. We believe that SFAS 123(R) will continue to have a material impact on our financial statements at those times when stock options are granted.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being June 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.1	Lease agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Main Street, 2101 Commercial, LLC

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.
Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	August 11, 2006

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	August 11, 2006

Exhibit Index

Exhibit Number	Description
10.1	Lease agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Main Street, 2101 Commercial, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.