Form 10QSB
period 2006-09-30
OMNICOMM SYSTEMS INC
filed 2006-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 11, 2006: 37,398,804 common stock $.001 par value.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations – Nine and Three Months Ended September 30, 2006 and September 30, 2005	4

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2006 and September 30, 2005	5

Notes to Consolidated Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	29

SIGNATURES	30

Exhibit 10.1 Employment Agreement and Stock Option Agreement Between the Company and Stephen E. Johnson dated September 1, 2006

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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$110,543	$9,931
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2006 and 2005, respectively	254,366	234,565
Prepaid expenses	25,313	2,394

Total current assets	390,222	246,890

PROPERTY AND EQUIPMENT, net	195,077	31,222

OTHER ASSETS
Intangible assets, net	2,736	-0-
Other assets	16,834	5,497

TOTAL ASSETS	$604,869	$283,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,090,928	$779,456
Accrued payroll taxes	107,957	58,742
10% Convertible Notes	125,000	125,000
Notes payable – current portion	460,000	-0-
Notes payable, related party – current portion	167,000	-0-
Deferred revenue	1,604,832	1,048,707

Total current liabilities	3,555,717	2,011,905

NOTES PAYABLE, net of current portion	1,683,623	2,043,623
NOTES PAYABLE RELATED PARTY, net of current portion	963,637	1,150,937

TOTAL LIABILITIES	6,202,977	5,206,465

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 50,000 and 65,000 issued and outstanding, respectively; liquidation preference $500,000 and $650,000, respectively	50	65

Series C convertible preferred stock, -$.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 38,826,080 and 27,425,915 issued and outstanding, after deducting 673,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	39,451	28,051
Additional paid in capital – preferred	7,703,502	7,853,488
Additional paid in capital – common	16,968,544	15,201,406
Accumulated other comprehensive income	3,338	-0-
Less: Treasury stock, cost method, 673,878 and 673,878 shares, respectively	(299,861)	(299,861)
Accumulated deficit	(30,017,684)	(27,710,557)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(5,598,108)	(4,922,856)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$604,869	$283,609

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2006	2005	2006	2005
Revenues	$2,011,210	$1,261,216	$788,947	$498,615
Cost of sales	697,931	262,162	238,117	94,232

Gross margin	1,313,279	999,054	550,830	404,383

Operating expenses
Salaries, benefits and related taxes	2,307,116	1,376,384	836,383	445,736
Rent & occupancy expenses	132,723	114,990	52,674	39,376
Consulting – marketing, sales and product development	281,602	-0-	130,977	-0-
Legal and professional fees	172,940	129,632	66,508	42,461
Travel	149,270	82,899	52,154	23,205
Telephone and internet	63,745	53,930	23,125	19,030
Selling, general and administrative	245,039	177,927	105,295	85,226
Bad debt expense	-0-	9,201	-0-	9,201
Depreciation and amortization	38,675	23,282	16,470	4,885

Total operating expenses	3,391,110	1,968,245	1,283,586	669,120

Operating income (loss)	(2,077,831)	(969,191)	(732,756)	(264,737)

Other income (expense)
Interest expense	(229,296)	(298,511)	(77,132)	(70,854)
Interest income	-0-	381	-0-	300

(Loss) before taxes and preferred dividends	(2,307,127)	(1,267,321)	(809,888)	(335,291)

Income tax expense (benefit)	-0-	-0-	-0-	-0-

Net income (loss)	(2,307,127)	(1,267,321)	(809,888)	(335,291)

Preferred stock dividends in arrears Series A Preferred	(153,600)	(153,600)	(51,763)	(51,763)
Preferred stock dividends in arrears Series B Preferred	(32,581)	(42,334)	(10,082)	(13,107)
Preferred stock dividends in arrears Series C Preferred	(201,736)	(201,735)	(67,984)	(67,984)

Total preferred stock dividends	(387,917)	(397,669)	(129,829)	(132,854)

Net income (loss) attributable to common stockholders	$(2,695,044)	$(1,664,990)	$(939,717)	$(468,145)

Net (loss) per share	$(0.08)	$(0.06)	$(0.02)	$(0.02)

Weighted average number of shares outstanding	33,151,747	25,883,514	38,349,658	26,819,248

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,307,127)	$(1,267,321)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,675	23,282
Interest expense from beneficial conversion feature on 10% convertible notes payable	-0-	104,000
Employee stock option wage expense	163,545	-0-
Change in assets and liabilities:
Accounts receivable	(18,284)	(155,968)
Prepaid expenses	(22,919)	(18,750)
Other assets	(11,292)	-0-
Accounts payable and accrued expenses	337,336	317,040
Deferred revenue	556,125	523,781

Net cash provided by (used in) operating activities	(1,263,941)	(473,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	(3,065)	-0-
Sale of property and equipment	2,500	-0-
Purchase of property and equipment	(206,265)	(22,879)

Net cash provided by (used in) investing activities	(206,830)	(22,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable	(20,300)	(72,000)
Proceeds from employee stock option exercise	1,500	-0-
Proceeds from issuance of common stock, net of issuance costs	1,486,845	192,500
Proceeds from notes payable	100,000	343,300

Net cash provided by (used in) financing activities	1,568,045	463,800

Effect of exchange rate changes on cash and cash equivalents	3,338	-0-
Net increase (decrease) in cash and cash equivalents	100,612	(33,015)
Cash and cash equivalents at beginning of period	9,931	65,695

Cash and cash equivalents at end of period	$110,543	$32,680

	For the nine months ended September 30,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$10,237	$13,925

Non-cash Transactions
Conversion of Series B common stock warrants on a cashless basis	$250,000	$-0-
Exercise of Series B Placement Agent Unit Option on a cashless basis	$557,013	$-0-
Conversion of 10% Convertible Notes Payable in common stock	$-0-	$234,000
Accrued interest converted into common stock	$-0-	$21,985
Conversion of Series B Preferred Stock into common stock	$150,000	$325,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

Operating results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

SEGMENT INFORMATION

The Company operates in one reportable segment.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of September 30, 2006 and December 31, 2005.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 50% of our revenues during the first nine months of 2006 and approximately 60% of our revenues during the same period in fiscal 2005. One customer accounted individually for 10% or more of our revenues during fiscal 2006.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2006 the Company had $1,604,832 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $125,185 and $81,876 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $554,647 and $353,419 for the nine months ended September 30, 2006 and September 30, 2005 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the first quarter of fiscal 2006 which ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended, (“SFAS 123”), to options granted under the stock options plan for options granted through the nine months ended September 30, 2005. The net loss available to common stockholders for the nine months ended September 30, 2006 reflects the expense attributable to employee stock option grants under the fair-value method. For purpose of this pro-forma disclosure, the value of the options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

	Nine Months Ended September 30,
(in thousands, except for per share data)	2006	2005
Net loss available to common stockholders
As reported	$(2,695)	$(1,665)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	(201)

Pro forma net loss available to common stockholders	$(2,695)	$(1,866)

Weighted average number of common shares outstanding used to compute net income (loss) per common share – basic and diluted	33,152	25,884

Reported basic and diluted net loss per common share	$(0.08)	$(0.06)

Pro forma basic and diluted net loss per common share	$(0.08)	$(0.07)

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

The estimated value of employee stock options granted during the nine months ended September 30, 2006 was $9,870 ($120,985 for the nine months ended September 30, 2005). The value of options granted in 2006 and 2005 was estimated at the date of grant using the following assumptions:

	2006	2005
Risk-free interest rate	4.67%	2.07%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	99.3%	107.3%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of September 30, 2006 substantially all of the company’s employees were participating in the 1998 Plan. Options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 33,151,747 and 25,883,514 for the nine months ended September 30, 2006 and 2005, respectively. Basic earnings per share were calculated using the weighted average number of shares outstanding of 38,349,658 and 26,819,248 for the three months ended September 30, 2006 and 2005, respectively. There were no differences between basic and diluted earnings per share. Options were granted under the 1998 Stock Incentive Plan to purchase 6,974,770 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at September 30, 2006. Stock warrants to purchase 4,631,350 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at September 30, 2006.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006. The adoption of FSP FAS123(R)-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 155 will have a material effect on its consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the nine months ending September 30, 2006 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 30,996,170 and 44,496,065 have been omitted from the calculation of dilutive EPS for the nine months September 30, 2006 and September 30, 2005, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

Nine Months Ended

	September 30, 2006			September 30, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(2,695,044)	33,151,247	$(0.08)	$(1,664,990)	25,883,514	$(0.06)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,695,044)	33,151,247	$(0.08)	$(1,664,990)	25,883,514	$(0.06)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Three Months Ended

	September 30, 2006			September 30, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(939,717)	38,349,658	$(0.02)	$(468,145)	26,819,248	$(0.02)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(939,717)	38,349,658	$(0.02)	$(468,145)	26,819,248	$(0.02)

NOTE 5: NOTES PAYABLE

At September 30, 2006, the Company owed $3,274,260 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 6: COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2006 are as follows:

2006	$40,723
2007	160,781
2008	113,116
2009	117,499
2010	122,032
2011	41,187

Total	$595,338

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $132,723 and $114,990 for the nine months ended September 30, 2006 and 2005, respectively.

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

NOTE 7: INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	9/30/06	9/30/05
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(868,172)	(476,892)

	(868,172)	(476,892)

Valuation allowance	868,172	476,892

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

	9/30/06	12/31/05
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	8,473,258	7,318,203

Gross deferred tax assets	8,756,956	7,601,901

Valuation allowance	(8,756,956)	(7,601,901)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $22,505,203. This loss is allowed to be offset against future income until the year 2023 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through September 30, 2006.

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

During 2006 the Company has continued its efforts in executing its strategy. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial Sponsors with high value EDC;

•	Emphasizing low operating costs;

•	Expanding our business model by offering our software solution, TrialMaster, on a licensed basis in addition to our existing hosted-services solutions;

•	Providing EDC services to small and midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations); and

•	Differentiation through service.

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. CenterWatch, an industry publication, estimates that as of 2004 approximately 20 to 25% of clinical trials are conducted with the use of EDC. Global R & D was estimated at $66 billion in 2004. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving

TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During 2005 and the first half of 2006 we expanded our sales and marketing team and we anticipate continuing to increasing our marketing and sales personnel during the remainder of fiscal 2006.

The Nine Months Ended September 30, 2006 Compared With the Nine Months Ended September 30, 2005

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2006 and September 30, 2005 is included in the table below.

Summarized Statement of Operations

	For the nine months ended September 30,
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Total revenues	$2,011,210		$1,261,216		$749,994	59.5%
Cost of sales	697,931	34.7%	262,162	20.8%	435,769	166.2%

Gross margin	1,313,279	65.3%	999,054	79.2%	314,225	31.5%

Salaries, benefits and related taxes	2,307,116	114.7%	1,376,384	109.1%	930,732	67.6%
Travel	149,270	7.4%	82,899	6.6%	66,371	80.1%
Selling, general and administrative	245,039	12.2%	177,927	14.1%	67,112	37.7%
Bad debt expense	—	0.0%	—	0.0%	—	N/M
Depreciation and amortization	38,675	1.9%	23,282	1.8%	15,393	66.1%

Total Operating Expenses	3,391,110	168.6%	1,968,245	156.1%	1,422,865	72.3%

Operating income (loss)	(2,077,831)	-103.3%	(969,191)	-76.8%	(1,108,640)	114.4%

Interest Expense	229,296	11.4%	298,511	23.7%	(69,215)	-23.2%
Interest income	—	0.0%	381	0.0%	(381)	-100.0%

(Loss) before income taxes and dividends	(2,307,127)	-114.7%	(1,267,321)	-100.5%	(1,039,806)	82.0%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(2,307,127)	-114.7%	(1,267,321)	-100.5%	(1,039,806)	82.0%
Total preferred stock dividends	(387,917)	-19.3%	(397,669)	-31.5%	9,752	-2.5%

Net (loss) attributable to common stockholders	$(2,695,044)	-134.0%	$(1,664,990)	-132.0%	$(1,030,054)	61.9%

Revenues for the nine months ended September 30, 2006 were $2,011,120 compared to $1,261,216 for the nine-months ended September 30, 2005, an increase of 59.5%. The revenue increase can be attributed to a 13% increase in projects under management. In addition the average trial currently being managed is approximately 38% larger than the trials being managed in fiscal 2005. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% - 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an Application Service Provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the nine months ended September 30, 2006 approximately 71.3% of revenues were generated by trial setup activities, 18.8% were generated from on-going maintenance fees and approximately 10.0% was generated from fees charged for changes to on-going clinical trial engagements. During the nine months ended September 30, 2005 we generated 69.7% of revenues from setup fees, 20.6% from on-going maintenance fees and 9.7% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 50% of our revenues during the nine months ended September 30, 2006 and approximately 60% of our revenues during the nine months ended September 30, 2005. One customer accounted individually for 10% or more of our revenues during the first half of fiscal 2006. The loss of any of our contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $697,931 for the nine months ended September 30, 2006 compared to $262,162 for the nine months ended September 30, 2005, an increase of $435,769, or 166.2%. Cost of goods sold were approximately 34.7% of sales for the nine months ended September 30, 2006 compared to 20.8% for the nine months ended September 30, 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the nine months ended September 30, 2006 due to the addition of five additional programmers and four quality assurance analysts as part of our trial operations. We believe that the staffing of our quality assurance department is crucial to our long-term success. We expect our current staffing levels to provide the appropriate level of quality assurance resources needed to manage our business when evaluated in concert with our expected release of TrialMaster V4.0.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to approximately 20-25% of sales during the next twelve months. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next version of TrialMaster, (V4.0), which we anticipate releasing for commercialization during the fourth quarter of 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our largest expense at 68.0% of total operating expenses for the nine months ended September 30, 2006. Salaries and related expenses totaled $2,307,116 for the nine months ended September 30, 2006 compared to $1,376,384, or 69.9% of total operating expenses, for the nine months ended September 30, 2005, an increase of 67.6%. We currently employ approximately 32 employees out of our Ft. Lauderdale, Florida corporate office and have five out-of-state employees, including one employee in The Netherlands. During the first half of 2006 we increased our corporate level staff by twelve employees. Our objective during this period was to strengthen our Business Development, R & D and Clinical Support functions in anticipation of growth expected to occur during the balance of 2006. We believe that our ability to compete and to continue growing our business within the EDC industry is predicated, in part, on the success of our efforts at developing new and more sophisticated products. These efforts allow us to service our clients more efficiently; our ability to provide service and support that is more effective than that of our competitors and through increasing our level of market penetration. We believe that the personnel added during 2006 provide us with the human resources necessary to achieve these operating objectives. We will look to selectively add experienced sales and marketing personnel during the remainder of fiscal 2006 in an effort to increase our market penetration and to continue broadening our client base, but do not believe that any other corporate level department will increase significantly during the remainder of fiscal 2006.

We incurred $281,602 in consulting fees during the nine months ended September 30, 2006. This represents fees paid to human resource consultants to assist in recruiting sales, marketing and clinical services professionals. We anticipate incurring more professional fees during the fourth quarter of fiscal 2006 for this type of consulting services.

Rent and related expenses increased by $17,733 during the nine months ended September 30, 2006 compared to the same period in 2005. We signed a new corporate office lease during March 2006. The company did not incur a financial obligation associated with this lease until May 2006. This lease, which is for a term of five years, is expected to fulfill our operating needs during the term of the lease. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. During 2006, the Company continued to augment its Business Continuity plan by establishing a relationship with a Fort Lauderdale, Florida based co-location facility. The facility is a Category 5 hurricane rated equipped with redundant power supply in the form of UPS and generators. The datacenter provides secure facilities, on demand bandwidth, redundant standby power, secure Internet connectivity and network redundancy. The facility is equipped with fully armed security and office facilities and incorporates an 18” raised floor data center with full 9 foot ceiling height. In addition to the data center, we have contracted for disaster recovery suites and cubicles which will allow us to maintain our full operating capacity using company-owned workstations to minimize down-time.

Legal and professional fees totaled $172,940 for the nine months ended September 30, 2006 compared with $129,632 for the nine months ended September 30, 2005, an increase of approximately $43,308. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with out SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during the second half of 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $245,039 during the nine months ended September 30, 2006 compared to $177,927 during the nine months ended September 30, 2005, an increase of 37.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $43,309 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 from $81,876 to $125,185, an increase of approximately 52.9%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $229,296 during the nine months ended September 30, 2006 versus $295,811 during the nine months ended September 30, 2005, a decrease of $69,215 or 23.2%. The decrease can be attributed to approximately $104,000 in interest expense associated with a beneficial conversion provided to certain holders of our 10% Convertible Notes during the nine months ended September 30, 2005 offset by the interest expense incurred on notes issued during the nine months ended September 30, 2006 and the increase in interest expense associated with notes issued throughout the nine months ended September 30, 2005. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the nine months ended September 30, 2006 we issued $100,000 in promissory notes. During the nine months ended September 30, 2005, we issued $343,300 in promissory notes.

There were arrearages of $153,600 in 5% Series A Preferred Stock dividends, $32,581 in Series B Preferred Stock dividends and $201,736 in Series C Preferred Stock dividends for the nine months ended September 30, 2006, compared with arrearages of $153,600 in 5% Series A Preferred Stock dividends, $42,334 in Series B Preferred Stock dividends and $201,735 in Series C Preferred Stock dividends for the nine months ended September 30, 2005. We deducted $387,917 and $397,669 from Net Income (Loss) Attributable to Common Stockholders for the nine months ended September 30, 2006 and September 30, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Included in our results of operations for the first half of 2006 are the results of our European Sales and Marketing subsidiary, OmniComm Europe, BV which was formed during April 2006. This operation incurred approximately $113,695 in selling, general and administrative expenses and recorded $626 in depreciation expense. This operation is expected to provide sales, marketing and limited support services to the European clinical trial market.

The Three Months Ended September 30, 2006 Compared With the Three Months Ended September 30, 2005

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2006 and September 30, 2005 is included in the table below.

Summarized Statement of Operations

	For the 3 months ended September 30,
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Total revenues	$788,947		$498,615		$290,332	58.2%
Cost of sales	238,117	30.2%	94,232	18.9%	143,885	152.7%

Gross margin	550,830	69.8%	404,383	81.1%	146,447	36.2%

Salaries, benefits and related taxes	836,383	106.0%	445,736	89.4%	390,647	87.6%
Travel	52,154	6.6%	23,205	4.7%	28,949	124.8%
Selling, general and administrative	105,295	13.3%	85,226	17.1%	20,069	23.5%
Bad debt expense	—	0.0%	—	0.0%	—	N/M
Depreciation and amortization	16,470	2.1%	4,885	1.0%	11,585	237.2%

Total Operating Expenses	1,283,586	162.7%	669,120	134.2%	614,466	91.8%

Operating income (loss)	(732,756)	-92.9%	(264,737)	-53.1%	(468,019)	176.8%
Interest Expense	77,132	9.8%	70,854	14.2%	6,278	8.9%
Interest income	—	0.0%	300	0.1%	(300)	-100.0%

(Loss) before income taxes and dividends	(809,888)	-102.7%	(335,291)	-67.2%	(474,597)	141.5%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(809,888)	-102.7%	(335,291)	-67.2%	(474,597)	141.5%
Total preferred stock dividends	(129,829)	-16.5%	(132,854)	-26.6%	3,025	-2.3%

Net (loss) attributable to common stockholders	$(939,717)	-119.1%	$(468,145)	-93.9%	$(471,572)	100.7%

Revenues for the three months ended September 30, 2006 were $788,947 compared to $498,615 for the three months ended September 30, 2005, an increase of 58.2%. We recognized revenues from approximately 55 clinical trial projects during the second quarter of 2006 compared with 38 clinical trial projects during the same period in 2005, an increase of approximately 44.7%. Industry acceptance of EDC continues to increase and we believe that currently approximately 20% - 25% of clinical trials use Web-based EDC services. TrialMaster is currently sold primarily as an Application Service Provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the third quarter of 2006 approximately 69.5% of revenues were generated by trial setup activities, 20.3% were generated from on-going maintenance fees and approximately 10.2% was generated from fees charged for changes to on-going clinical trial engagements. During the second quarter of fiscal 2005 we generated 66.4% of revenues from setup fees, 21.3% from on-going maintenance fees and 12.3% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $238,117 for the three months ended September 30, 2006 compared to $94,232 for the three months ended September 30, 2005, an increase of $143,885. Cost of goods sold were approximately 30.2% of sales for the three months ended September 30, 2006 compared to 18.9% for the three months ended September 30, 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the three months ended September 30, 2006 due to the addition of five additional programmers and four quality assurance analysts as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to approximately 20-25% of sales during the second half of 2006. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next version of TrialMaster, (V4.0), which we anticipate releasing during the fourth quarter of 2006, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our largest expense at 65.2% of total operating expenses for the three months ended September 30, 2006. Salaries and related expenses totaled $836,283 for the three months ended September 30, 2006 compared to $445,736 for the three months ended September 30, 2005, an increase of 87.6%. We currently employ approximately 32 employees out of our Ft. Lauderdale, Florida corporate office and have five out-of-state employees, including one in The Netherlands. During the second quarter of 2006 we increased our corporate level staff by nine employees. Our objective during this period was to strengthen our Business Development, R & D and Clinical Support functions in anticipation of growth expected to occur during the balance of 2006. We believe that our ability to compete and to continue growing our business within the EDC industry is predicated, in part, on the success of our efforts at developing new and more sophisticated products. These efforts allow us to service our clients more efficiently; our ability to provide service and support that is more effective than that of our competitors and through increasing our level of market penetration. We believe that the personnel added during the course of the second quarter provide us with the human resources necessary to achieve these operating objectives. We will look to selectively add experienced sales and marketing personnel during the remainder of fiscal 2006 in an effort to increase our market penetration and to continue broadening our client base, but, do not believe that any other corporate level department will increase significantly during the second half of fiscal 2006.

We incurred $130,977 in consulting fees during the three months ended September 30, 2006. This represents fees paid to human resource consultants to assist in recruiting sales, marketing and clinical services professionals. We anticipate incurring more professional fees during the fourth quarter of fiscal 2006 for this type of consulting services.

Rent and related expenses increased by $13,298 during the three months ended September 30, 2006 compared to the three months ended September 30, 2005. We signed a new corporate office lease during March 2006. The company did not incur a financial obligation associated with this lease until May 2006. This lease, which is for a term of five years, is expected to fulfill our operating needs during the term of the lease. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. During 2006, the Company continued to augment its Business Continuity plan by establishing a relationship with a Fort Lauderdale, Florida based co-location facility. The facility is a Category 5 hurricane rated equipped with redundant power supply in the form of UPS and generators. The datacenter provides secure facilities, on demand bandwidth, redundant standby power, secure Internet connectivity and network redundancy. The facility is equipped with fully armed security and office facilities and incorporates an 18” raised floor data center with full 9 foot ceiling height. In addition to the data center, we have contracted for disaster recovery suites and cubicles which will allow us to maintain our full operating capacity using company-owned workstations to minimize down-time.

Legal and professional fees totaled $66,508 for the three months ended September 30, 2006 compared with $42,461 for the three months ended September 30, 2005, an increase of approximately $24,047. The increase can be attributed to legal and accounting fees attributable to two registration statements filed with Securities and Exchange Commission during 2006 and legal fees incurred relating to litigation defense. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with out SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during the second half of 2006 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $105,295 during the three months ended September 30, 2006 compared to $85,226 during the three months ended September 30, 2005, an increase of 23.5%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $18,432 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 from $61,036 to $79,468, an increase of approximately 30.2%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $77,132 during the three months ended September 30, 2006 versus $70,854 during the three months ended September 30, 2005, an increase of $6,278 or 8.9%. The increase can be attributed the interest expense incurred on notes issued during the three months ended September 30, 2006 and the increase in interest expense associated with notes issued throughout the three months ended September 30, 2005. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the third quarter of 2006 we issued $-0- in promissory notes. During the third quarter of fiscal 2005, we issued $33,300 in promissory notes.

There were arrearages of $51,763 in 5% Series A Preferred Stock dividends, $10,082 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends for the three months ended September 30, 2006, compared with arrearages of $51,763 in 5% Series A Preferred Stock dividends, $13,107 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends for the three months ended September 30, 2005. We deducted $129,829 and $132,854 from Net Income (Loss) Attributable to Common Stockholders for the three months ended September 30, 2006 and September 30, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Included in our results of operations for the second quarter of 2006 are the results of our European Sales and Marketing subsidiary, OmniComm Europe, BV which was formed during April 2006. This operation incurred approximately $59,261 in selling, general and administrative expenses and recorded $315 in depreciation expense. This operation is expected to provide sales, marketing and limited support services to the European clinical trial market.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources.

Liquidity and Capital Resources

Disclosure for the Period Ended

September 30,

	2006	2005	Change
Cash	110,543	9,931	100,612
Accounts Receivable, net of allowance for doubtful accounts	254,366	234,565	19,801
Current Assets	390,222	246,890	143,332

Accounts Payable and accrued expenses	1,090,928	779,456	311,472
Accrued payroll taxes	107,957	58,742	49,215
Deferred revenue	1,604,832	1,048,707	556,125
Convertible notes payable	125,000	125,000	—
Current Liabilities	3,555,717	2,011,905	1,543,812

Working Capital (Deficit)	(3,165,495)	(1,765,015)	(1,400,480)

Net cash provided by (used in) operating activities	(1,263,941)	(473,936)
Net cash provided by (used in) investing activities	(206,830)	(22,879)
Net cash provided by financing activities	1,568,045	463,800

Net increase (decrease) in cash and cash equivalents	100,612	(33,015)

Cash and cash equivalents increased by $100,612 from $9,931 to $110,543 at September 30, 2006. This was the result of cash provided by financing activities of $1,568,045 offset by cash used in operating activities of approximately $1,263,941 and $206,830 used in investing activities. The significant components of the activity include a loss from operations of approximately $2,307,127 offset by non-cash expenses of $202,220 and approximately $1,568,405 we raised through the issuance of debt and equity securities offset by $206,830 used in investing activities and increases in cash of $840,966 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2006:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3- 5 Years
Long Term Debt (1)	$3,399,260	$752,000	(2)	$2,647,260	(3)	$-0-	$-0-
Operating Lease Obligations	595,337	168,749		117,234		116,931	192,963
Financial Advisory Agreement	22,500	22,500		-0-		-0-	-0-

Total	$4,017,097	$943,249		$117,234		$116,931	$192,963

1.	Amounts do not include interest to be paid.
2.	Includes $125,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $627,000 in promissory notes bearing interest at 9% annually that mature in January 31, 2007 and May 2007.
3.	Includes $2,647,260 in promissory notes bearing interest at 9% annually that mature on April 1, 2008.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $192,738 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock and debt to satisfy operating expenses and obligations. From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. We accrued $20,000 in transaction fees leaving net proceeds to us of $192,500. From January to September 2006 holders of common stock warrants exercised warrants to purchase 5,960,000 shares of common stock resulting in $1,487,319 in gross proceeds.

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

We experienced increased success in marketing TrialMaster during fiscal 2005. We entered into approximately $4.1 million in contracts for trials to be serviced over the next five years. These contracts included ten engagements with new clients. This success carried over into the nine months of fiscal 2006. During this period we entered into contracts totaling approximately $4.5 million in new engagements, including engagements with nine new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our TrialMaster Phase I product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and also provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the nine months ending September 30, 2006, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2006.

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

Stock Based Compensation

Options granted to employees under our Stock Option Plan were accounted for by using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) until December 31, 2005. In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement No.123; Accounting for Stock-Based Compensation (“SFAS No. 123”), which defines a fair value based method of accounting for stock options. All stock based compensation issued to individuals, other than employees and directors such compensation which is accounted for in accordance with APB Opinion No. 25, are accounted for in accordance with SFAS No. 123, as amended by SFAS No.148. Effective with our first quarter, ended September 30, 2006, the Company was no longer using the intrinsic value method to value employee stock options. The Company began accounting for employee stock options using the fair value method effective January 1, 2006.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006. The adoption of FSP FAS123(R)-4 has not had a significant impact on the Company’s consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company does not expect SFAS 155 will have a material effect on its consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. FAS 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being September 30, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders’ meeting in Fort Lauderdale, Florida on July 21, 2006. Stockholders voted:

1.	To elect five directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors; and

3.	To increase the number of shares authorized under the Company’s 1998 Stock Incentive Plan from 7,500,000 to 12,500,000.

With a majority (71%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	35,970,630	143,680	-0-
Cornelis F. Wit	35,971,070	143,240	-0-
Guus van Kesteren	36,114,050	260	-0-
Matthew D. Veatch	36,114,050	260	-0-
Simon P. Kooyman	36,114,050	260	-0-

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	36,114,148	-0-	162

Proposal 3.	For	Against	Abstain
To increase the number of shares authorized under the 1998 Stock Incentive Plan	27,825,113	218,630	2

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 1, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

Registrant

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President

Date:	November 11, 2006

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer

Date:	November 11, 2006

Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 1, 2006

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.