Form 10KSB
period 2006-12-31
OMNICOMM SYSTEMS INC
filed 2007-03-30
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3349762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 West Commercial Blvd, Suite 4000

Ft. Lauderdale, FL 33309

(Address of principal executive offices)

(954)473-1254

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year: $2,763,039 for the 12 months ended December 31, 2006.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
March 19, 2007	48,813,972	$29,776,523

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 19, 2007	Common Stock, $0.001 par value per share	56,074,110

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2007 Annual Meeting of Stockholders to be held on May 18, 2007 is incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB.

Transitional Small Business Disclosure Form (check one):    ☐  Yes    ☒  No

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

Item 1.	Business

This business section and other parts of this Annual Report on Form 10-KSB (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc.

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

Overview

OmniComm Systems, Inc. provides Web-based Electronic Data Capture (“EDC”) software and services that streamline the clinical research process. TrialMaster® is the hub of OmniComm’s unique EDC product offering. Trial Master is designed to allow clinical trial Sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial related information. TrialMaster is a 21 CFR Part 11 compliant solution and designed to offer clinical trial sponsors the freedom to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and complete control over collected data. Developed using forward-looking technology based on Microsoft® .NET architecture, TrialMaster provides a simple “drag and drop” design tool and a straightforward, logical build process that allows easy and rapid trial development. The system’s GUI (user interface) has been designed to be clean, user friendly and intuitive. Sponsors have access to on-demand importing of various industry import standards including CDISC, core labs and patient diary data. In addition, Trial Master’s export feature allows output to client systems in various formats including SAS, CDISC, CSV, TAB and XML formats. In a market overview entitled “The Promise of Next-Gen eClinical Trial Software” by Forrester Research issued in March 2006; OmniComm was given the highest rating among its competitors for industry middleware.

TrialMaster offers significant business benefits to its customers and is designed to help clinical trial sponsors more efficiently conduct their clinical trials. This efficiency translates into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions. We also provide business process consulting services that aim at more effectively integrating EDC into the clinical trial process. Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective. We believe that TrialMaster is significantly more efficient than the traditional paper collection methods employed in the past. TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors. The benefits of managing a clinical trial using TrialMaster for EDC include:

•

Real-Time Access to the Data: All interested parties will have real-time access to study data over the Internet as it is generated. This allows for the monitoring of patient enrollments and related metrics, by site, at the earliest time point.

•

Faster Study Completion: TrialMaster saves time at the back-end of a study by eliminating most of the time it takes for database “clean-up” in studies involving paper-based Case Report Forms (CRFs). This is done by eliminating most incorrect or incomplete entries at the time of entry. Queries for non-automatic items can be handled shortly thereafter through electronic data review by the monitors. A 2005 Life Science Insights report estimates that trial sponsors have experienced a 53.3% reduction in clinical trial queries through EDC use . This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

•

Cost Savings: EDC involves fixed upfront system development costs. The cost of TrialMaster is comparable to paper. The use of EDC can be even more cost effective when applied to multiple studies, which is relatively easy to do in certain therapeutic areas, in which there are a few primary indications and the studies are relatively simple and similar in terms of data captured. A 2005 report by Life Science Insights estimates that EDC users can expect a cost reduction of approximately 17.5% via the adoption of EDC.

The U.S. clinical trial Research and Development (“R & D”) market was estimated at $31.5 billion in 2005 and is estimated to grow at 10% annually for the next few years. Data capture costs currently account for approximately 10% of total R & D spending. Estimates by CenterWatch place EDC use in 2005 at 15 to 25% of clinical trials. We expect that we will see a significant transition towards EDC in the next 5 years with estimates from firms such as CenterWatch and Covance placing EDC use above 60% by the year 2010.

Our Strategy

Our primary goal is to establish OmniComm Systems as a leading EDC software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. TrialMaster is priced to provide a solid value that stimulates market demand, while maintaining a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. The key elements of our strategy are:

Stimulate Demand by providing Clinical Trial Sponsors with High Value EDC. Deploying EDC can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are approximately 10% of total drug development costs. Because TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors, we have been able to provide pricing that is in many cases substantially lower than that of the competition. We provide faster trial start-up times, excellent customer service, including full project management and process improvement consulting—while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

Emphasize Low Operating Costs. We are committed to keeping our operating and general and administrative costs low. We have achieved our low operating costs primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time. TrialMaster has been developed in order to take advantage of several automated software tools. These tools make the trial building process more efficient and automate many tasks our competitors complete manually. We use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on improvements in efficiency, and we believe that the newest version of TrialMaster will enhance our ability to broaden our product line. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

Provide EDC Services to Small and Midsize Pharmaceutical, Bio-Technology, Medical Device Companies and CROs (Clinical Research Organizations). In considering new markets, we focus on service to markets that are underserved. In determining which markets to select, we analyzed the size of the potential market and concluded that providing service to small and mid-sized firms provides a substantial marketing opportunity. These firms conduct many thousands of clinical trials annually. Most do not have the technological or financial wherewithal to develop a product like TrialMaster and often prefer working with small companies themselves. Yet, the advantages of EDC, such as quick trial deployment, cost-savings and more rapid Go/No-Go decisions are just as crucial to this size firm as to their Fortune 500 competitors.

During 2004-2005 we made a strategic decision to begin emphasizing sales to the CRO market. This decision allows us to add a significant number of potential users since outsourcing clinical trials in the US market is an established practice. During 2006 we increased the percentage of our revenues coming from CRO’s by approximately 155%. There is an industry-wide emphasis in establishing strategic relationships with CROs. In addition, CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited resources, this strategy allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products. With the release of our CRO Preferred Program in early 2007, which offers fixed pricing and pay-as-you-go Hosted Services, we look to continue our growth within the CRO marketplace.

Differentiate Through Service. We believe that a key to our initial and long-term success is that we offer customers a robust EDC product and a distinctive experience that includes highly efficient integration with data imports and exports, quick set-up times and a growing list of TrialMaster enhancements. We strive to communicate openly and honestly with customers about their projects, especially when we believe that process improvements can be implemented to improve the overall EDC experience. Unlike most EDC providers, we have a policy of not charging clients for small, incidental changes that should be part of the EDC service in the first place. Based on customer feedback, we believe our service is an important reason why our customers choose us over other EDC providers. In 2004, we continued to improve our customers’ EDC experience by adding a Phase I version of TrialMaster. In 2005 we added TrialMaster Archive, a self-contained program that allows our client to view all of its trial data in the format that it was captured in, and TrialMaster Safety, our pharmacovigilance database which accommodates both the MedDRA® dictionary and customized client dictionaries and is HIPAA and 21 CFR Part 11 compliant.

Competitive Strengths

Low Operating Costs. For the year ended December 31, 2006, our Cost of Goods Sold (COGS) as a percentage of revenues was 35.1%. Our low intrinsic costs allow us to offer prices low enough to stimulate new demand and to attract customers away from higher-priced competitors.

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

•

TrialMaster is the core of our product offerings. Our competitors have often added functionality to their products via acquisition or by merger. We feel strongly that our core product and programming methodology provide a flexible, customizable base for product and company expansion without the issues inherent in integrating products or software designed by other companies.

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

Proven Management Team. We are led by a management team with significant experience, including experience at international pharmaceutical companies and other EDC providers. Our President and Chief Executive Officer, Cornelis F. Wit, brings extensive worldwide pharmaceutical and general management experience to the Company. Randall G. Smith our Chairman and Chief Technology Officer is the primary architect of TrialMaster.— Our Chief Financial Officer, Ronald T. Linares, has worked for publicly held companies as a Chief Financial Officer since 1994. Stephen E. Johnson, Sr. Vice President of Marketing and Sales brings more than 13 years of clinical trials experience in sales management and business development to OmniComm. Jesus. J. Rojas comes to OmniComm from the clinical trial development arena with over 11 years of experience in clinical trial research. Mr. Rojas is our Senior Vice President of Clinical Services and Support. We believe our management team provides us with a diversity of experience and talents with significant cross-functional industry experience. In addition to our management team, two of our board members, Matthew Veatch and Guus van Kesteren, have extensive worldwide pharmaceutical, EDC and CRO industry experience.

Our Business Model

We understand that each customer’s clinical trial support service needs can be very different from trial to trial and that each clinical team’s comfort level with EDC and trial management is unique. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to web-based services adoption. TrialMaster has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. However, with the release of TrialMaster V4.0 in late 2006, our customers now have several business models available to them — ASP, Technology Transition, and Technology Transfer.

We continue to offer a fully hosted ASP model, but now also offer a Technology Transition model, designed to let the client bring study administration and set-up services in-house yet continue to host the solution with us, and a complete Technology Transfer model for clients that want to bring all the technology in-house. This methodology allows our customers to use our services at their own pace, allowing us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

Under our ASP and Technology Transition models, mission critical data is housed in IBM’s e-business center, built within a hardened data center environment in Atlanta, Georgia. For Technology Transfer engagements, OmniComm provides an array of implementation services such as installation, configuration, training, and validation support to assist our customers during the migration in-house.

TrialMaster contracts provide for flexible pricing that is based on both the size and duration of the clinical trial. Size parameters for Hosted Services include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client pays a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Generally, these contracts will range in duration from three months to five years. Setup fees are generally earned prior to the inception of a trial, however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred. In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability. In the long-run, we believe this backlog of “unrecognized” revenue, which are recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Pricing for Technology Transition and Technology Transfer is based on the transfer of a perpetual license and is based on the number of internal named users of the licensee and the volume of CRF pages collected annually. Under our Technology Transfer model there is also a monthly maintenance charge incurred for hosting and hosting related services.

Our Software Products and Services

TrialMaster. The heart of OmniComm’s unique product offering begins with TrialMaster. Trial Master, allows clinical trial Sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial related information. TrialMaster uses Internet technologies to conduct and manage clinical trial data from geographically dispersed sites. We provide EDC solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO’s”), academic research institutions and other clinical trial sponsors. TrialMaster helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through TrialMaster, our customers can deploy customized electronic case report forms for on-site clinical data input, which incorporate automated edit checking and deliver real-time data management capabilities previously unavailable through paper-based clinical trial data collection approaches.

TrialMaster Features:

•	Designed using Microsoft’s .NET® architecture.

•	Drag and drop trial building that allows OmniComm to provide an efficient, easy to use trial building solution for internal and Tech Transfer or Tech Transition TrialMaster users.

•	An extensive Library of re-usable forms allowing for more efficient and effective follow-on engagements.

•	Encoded SSL Connection that provides for patient and clinical trial data security.

•	A robust communications/administration system that includes powerful query resolution, trial participant notification and an integrated e-mail system.

•	Pre-trial management and tracking of Institutional Review Board (“IRB”), U.S. Food and Drug Administration (“FDA”) and laboratory documentation.

•	Real-time query management, reporting and resolution.

•	On-demand importing of CDISC, HL7, eDiary, Central/Core labs, IVRs, device, CTMS and dictionary data.

•	Randomization solutions for patient enrollment and inventory tracking solutions for lot and drug shipment.

•	Safety solutions to allow for serious adverse event (SAE) tracking and reporting with MedWatch capabilities.

•	Integrated Ad-Hoc reporting is available through LogiXML with Wizard-driven report generation.

•	Automated exports of data to client systems in various formats including SAS, CDISC, CSV, TAB, XML formats and Oracle Clinical formats.

•	FDA Archive Submission ready casebook containing PDF formatted copies of all CRFs in FDA submission format.

•	Comprehensive Services including a dedicated 21 CFR Part 11 compliant hosting environment at our secure IBM hosting facility, on-site or Web-driven training, and 24 X 7 X 365 support.

•	Technology Transition to allow for a smooth adoption of EDC with OmniComm offering hosted solutions.

TrialMaster includes an adverse event reporting solution that helps customers comply with the complex global safety regulations and reporting deadlines associated with clinical research, post-approval marketing and drug surveillance by expediting the clinical evaluation and tracking of adverse events. Our customers can enter adverse event data from multiple sources, code, reconcile and analyze the data reports, and then submit required adverse event reports to regulatory authorities via electronic or paper-based methods. TrialMaster provides customers with near real-time visibility of adverse event data, thereby facilitating compliance with regulatory reporting deadlines and more timely identification of therapeutics that may pose risks to patients or not warrant further investment in R & D.

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

TrialMaster Phase I Application Features:

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

Improved productivity

•	Monitors have access to the data in real time from any location via the Internet.

•	All data entered into the system has been checked by the system “Edit Checks”, no gross errors will be included in the data.

•	Any data that is outside the normal range is been flagged by the system and the study staff will be asked to validate and explain the data.

•	The monitor can raise queries very quickly and these can be responded to by study staff in a rapid time frame using the EDC system.

•	Less time should be spent by the monitor on sites.

•	The time spent on sites will be more productive as “routine” queries have been raised and resolved before the visit.

Improved responsiveness

•	Data available in close to real-time to all Sponsor staff.

•	Better ability to report on and act on safety data during the trial.

•	Data Managers can be checking data as the study progresses and working closely with Monitors to ensure data integrity at all times.

Improved data accuracy

•	Edit checks prevent gross errors.

•	Monitors can raise questions quickly, while the study staff are still available.

Reduced end-to-end study time line

•	Reuse of standard components and enforced data standards will enable studies to be set up with fewer resources (and less time).

•	Decisions during a study can be made on the basis of more accurate up-to-date information.

•	Data base lock can be made within hours of last patient out.

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

In 2005 we developed a FDA Submission Module within TMA. This Module creates a Casebook containing PDF formatted copies of all CRFs in FDA submission format. This Casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs. The Submission Module is an optional component used in conjunction with our TrialMaster Archive product.

TrialMaster Safety™ As part of our clinical suite of clinical trial solutions, we offer TrialMaster Safety as our Pharmacovigilance database. Linked to TrialMaster, TrialMaster Safety accommodates both the MedDRA® and WHO-Drug dictionaries and is HIPAA and 21 CFR Part 11 compliant.

TrialMaster Safety features include:

•

Provides for the coding and storing of SAE information either in a manually entered mode directly into a web-based form or automatically from event-driven information from a clinical study EDC System such as TrialMaster. The import module is vendor-independent and can be configured to accept sources of SAE information other than that from a clinical study or TrialMaster.

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

Services

Our services include delivery of the hosted solutions (ASP and Tech Transfer) of TrialMaster, including consulting services, customer support and training and the delivery of implementation services for Tech Transfer, including installation, configuration, validation and training. The primary consulting services we offer for ASP and Tech Transfer include:

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

•	Training. OmniComm provides extensive hands-on TrialMaster training classes. Training classes can be conducted at a sponsor location, at an investigator meeting, or at an investigator site.

Technology Transfer

The primary consulting services we offer for Tech Transfers include:

Installation. There are various architectures for deploying a secure EDC solution to remote investigator sites. This service explores different security, performance, and system management alternatives and helps the client design and install an optimal solution to meet your their needs.

Configuration and Study Setup. OmniComm ensures the Trial Master set-up is configured optimally to handle design, capture, and management of site based data capture. OmniComm helps clients design their initial EDC trial(s) so that common standards and business rules are in place to support the unique challenges that apply to site based data capture and electronic Case Report Forms. Ultimately, we believe this will promote reuse of forms and clinical trial procedures and shorten study setup time for future engagements.

Validation. We offer a validation test kit that includes test cases and documentation to completely validate the installation of TrialMaster against regulatory requirements.

Industry Background

According to a 2005 Goldman Sachs report, global R & D expenditures by the pharmaceutical and Biotech industries reached an estimated $102.6 billion in 2006, with approximately 53% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management.

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

New Drug Development Pressures. To respond to the demand for products for an aging population and for the treatment of chronic disorders and life-threatening conditions, R & D expenditures have increased because of the constant pressure to develop and patent new therapies.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $32.9 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor™.

•	Of 5,000 screened chemical compounds approximately 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers

•	According to a 2004 Thompson CenterWatch report, the average drug approved for sale by the FDA cost approximately $1.13 Billion to bring to market.

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

Success in the EDC market is predicated on several criteria. As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success. These success criteria include:

•

Deployment options. EDC vendors should provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis. The ultimate criteria for selection of the means of technology delivery is often predicated on the size of the clinical trial sponsor.

•

Interoperability. Most clinical trial sponsors have invested in other technology platforms to run their trials. These include clinical data management systems, interactive voice response systems and Central Labs. The ability for an EDC solution to integrate with existing technology platforms is a key decision making factor.

•

Scalability. The ability to scale the EDC solutions to absorb additional projects seamlessly is important to trial sponsors. Scalable solutions will retain their speed and performance metrics as projects and engagements increase in size.

•

Migration from hosted to technology transfer solutions. When clinical trial sponsors decide to bring the EDC services and solutions in-house it is vital that they do not experience a degradation speed, performance or system reliability.

•

Flexibility. The more robust EDC systems will be designed to provide the ability to increase functionality and guarantee interoperability with other industry technology solutions. As the industry and technology matures clinical trial sponsors will demand new functionality without loss of performance or reliability.

•	Vendor stability. EDC vendors should be able to demonstrate a viable business model, and financial structure that can sustain a long-term relationship with clinical trial sponsors.

•	Systematic adoption of best practices. EDC vendors will be expected to assimilate best-practice workflows and process tools.

•

Professional services. The adoption and implementation of EDC into a clinical trial environment requires significant financial, technical and human resource investment on the part of clinical trial sponsors. A robust offering of professional services that fully integrate with the technological EDC offerings will be considered an integral part of any EDC purchase.

Our Customers

As of December 31, 2006, we had approximately 50 customers, including several Fortune 1000 companies. Our representative customers include pharmaceutical, biotechnology, medical device, academic research institutions, CROs and other clinical trial sponsors. A sample of our customers includes:

Trial Sponsor	Sponsor Type
KOS Pharmaceuticals	Pharmaceutical
W. L. Gore	Medical Device
Optimer Pharmaceuticals	Biopharmaceutical
Columbia University (InChoir)	Academic
Catalyst Pharmaceuticals	Contract Research Organization
Ventracor	International Medical Device

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. Our efforts during 2006 will include: increasing the number of sales personnel employed; increasing our attendance and marketing efforts at industry conferences and deploying a direct sales force in Europe. As of December 31, 2006 our sales and marketing function consisted of eight field sales personnel. In addition, the efforts of our CEO and Chairman are directed at both business development and strategic planning issues.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. Our philosophy towards software development has been to design and implement all of our solutions through in-house development. We expect future R & D efforts to be aimed at broadening the scope of TrialMaster functionality. These efforts may include select strategic alliances with best-in-class software and service partners possessing clinical trial industry experience. During fiscal 2006, we spent approximately $742,000 on R & D activities, the majority of which represented salaries to our developers. In fiscal 2005 we spent approximately $478,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

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

We currently hold several domain names, including the domain name “omnicomm.com” and “trialmaster.com”. Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information, such as stock quotes. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

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

Competition

The market for electronic data collection, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of EDC applications, clinical data management systems and adverse event reporting software, including:

•	systems developed internally by existing or prospective customers;

•	vendors of EDC, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical, a business unit of Oracle Corporation and PhaseForward, Inc.;

•	vendors of stand-alone EDC, data management and adverse event reporting products; and

•	CROs with internally developed EDC, clinical data management systems or adverse event reporting systems.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•	product functionality and breadth of integration among the EDC, clinical trial management systems and adverse event reporting solutions;

•	reputation and financial stability of the vendor;

•	low total cost of ownership and demonstrable benefits for customers;

•	depth of expertise and quality of consulting and training services;

•	performance, security, scalability, flexibility and reliability of the solutions;

•	speed and ease of implementation and integration; and

•	sales and marketing capabilities, and the quality of customer support.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our sales to date have been generated almost exclusively from U.S. based clients. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We have entered into a strategic alliance with a Clinical Research Organization in the Pacific Rim and began operations in Europe through our wholly owned subsidiary OmniComm Europe BV.

Employees

We currently have 44 full time employees of which four are executives, one is administrative, 29 are programmers, engineers or technology specialists, two are technology and systems managers and eight are in sales and marketing. We employ 37 employees out of our headquarters in Fort Lauderdale, Florida and seven field sales and marketing employees in California; Pennsylvania; New York; Texas and North Carolina. We also employ a technology specialist in New Jersey. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997. We currently have an operating subsidiary in the Netherlands. Our Internet website address is http://www.omnicomm.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $4,764,498 and $2,224,933 in fiscal 2006 and 2005, respectively. At December 31, 2006, we had an accumulated deficit of approximately $31,951,911 and a working capital deficit of approximately $2,446,719. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2007, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

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

Any decrease in R & D expenditures or in the size, scope or frequency of clinical trials conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

CHANGES IN REGULATIONS AND REGULATORY GUIDANCE APPLICABLE TO OUR CUSTOMERS OR POTENTIAL CUSTOMERS AND THE APPROVAL PROCESS FOR THEIR PRODUCTS MAY RESULT IN OUR INABILITY TO CONTINUE TO DO BUSINESS.

Demand for our software products, services and hosted solutions is largely a function of regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the FDA, and by foreign governments. In recent years, efforts have been made to streamline the FDA approval process and coordinate U.S. standards with those of other developed countries. Any change in the scope of applicable regulations and regulatory guidance could alter the type or amount of clinical trial spending or negatively impact interest in our software products, services and hosted solutions. Any regulatory reform that limits or reduces the R & D spending of entities conducting clinical research upon which our business depends could have a material adverse effect on our revenues or gross margins.

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

If entities engaged in clinical trials are unwilling to use our EDC solutions or to change the way of collecting clinical trial data, our future growth and market share may be limited. Most clinical trials today rely on pre-printed, three-part paper case report forms for data collection. Our efforts to establish an electronic process to capture clinical trial data are a significant departure from the traditional paper-based methods of collecting clinical trial data. As is typical for new and rapidly evolving industries, customer demand for recently introduced technology is highly uncertain. We may not be successful in persuading entities engaged in clinical trials to change the manner in which they have traditionally collected clinical trial data and to accept our software products, services and hosted solutions. If we fail to convince entities engaged in clinical trials to use our methods of capturing clinical trial data, our revenues may be limited and we may fail to be profitable.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $1,653,875 for the quarter ended December 31, 2006 to an operating loss of $321,055 for the quarter ended March 31, 2005. Our results of operations in any given quarter will be based on a number of factors, including:

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

The sales cycle for some of our software solutions frequently takes six months to a year or longer from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted EDC solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon completion of the scope of work detailed in our contracts, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable license term, typically three months to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed client contracts in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 53% of our revenues during 2006 and approximately 54% of our revenues during 2005. Three customers accounted individually for 10% or more of our revenues during 2005. One customer accounted individually for 10% or more of our revenues during 2006. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

The clinical trial process is subject to extensive and strict regulation by the FDA, as well as other regulatory authorities worldwide. Our EDC, management and adverse event reporting products and services could be subjected to state, federal and foreign regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. Also, conforming our products and services to any applicable regulations and guidelines could substantially increase our operating expenses.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2006 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2006, we had outstanding borrowings of approximately $1,050,000 of which

•	approximately $100,000, at 10% interest, was due June 2004. We are also in default in the payment of interest;

•	approximately $100,000 at 9% interest was due January 31, 2007, and was converted as part of a private placement of equity that was closed on March 12, 2007;

•	approximately $250,000 at 9% interest, is due May 31, 2007, and

•	approximately $600,000 at 9% interest is due January 1, 2009.

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

At March 19, 2007, we had 56,074,110 shares of common stock issued and outstanding and 31,142,670 shares issuable upon the conversion of preferred stock or exercise of warrants or options. Of these shares, 33,652,168 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least one year, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 19, 2007, we had a total of 12,846,520 shares of our common stock underlying options, warrants and other convertible securities and 18,296,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 4,602,374 shares are currently issued and outstanding. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 8,900 square feet at 2101 West Commercial Blvd, Suite 4000, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in April 2011. Our annual rental payment under this sublease is $121,344 plus sales tax.

Our secondary data site, which serves as our primary disaster recovery location, is located in Atlanta, Georgia and is leased from IBM. We lease this space under the terms of a lease expiring in October 2007. Our annual lease payment is approximately $32,256.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida. We lease from our landlord, Gold Coast 1-Vault, an office suite and cubicles that will allow us to maintain operations in the event of a disaster. Our annual rental payment is $18,540 plus sales tax. This lease expires in August 2008.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

OmniComm Systems is not currently a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on a limited basis on the OTC Bulletin Board under the symbol OMCM. The following table sets forth the range of high and low bid prices for our common stock as reported by the OTC Bulletin Board for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid market for such securities currently exists.

	High	low
Fiscal 2005
1st Quarter	$0.26	$0.18
2nd Quarter	$0.27	$0.24
3rd Quarter	$0.35	$0.24
4th Quarter	$0.40	$0.29

Fiscal 2006
1st Quarter	$0.54	$0.40
2nd Quarter	$0.59	$0.54
3rd Quarter	$0.56	$0.50
4th Quarter	$0.52	$0.48

On March 19, 2007, the closing price of our common stock as reported on the OTC Bulletin Board was $0.61. At March 19, 2007, we had approximately 400 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, under our 1998 Incentive Stock Plan as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a	)	(b	)	(c	)

Equity Compensation plans approved by stockholders:
1998 Stock Incentive Plan	8,824,270		$0.38		3,675,730

Equity compensation plans not approved by stockholders	None		n/a		None

Total	8,824,270		$0.38		3,675,730

Recent Sales of Unregistered Securities

In October 2006, , our Board of Directors approved the granting of an aggregate of 1,324,270 incentive stock options to certain employees of our company vesting in equal amounts over a three year term at exercise prices ranging from $0.50 to $0.58 per share. The employees were each provided disclosure of and access to business and financial information about our company. The recipients were non-accredited investors who had such knowledge and experience in business, investment and financial matters that they were able to evaluate the risks and merits of an investment in our company. Accordingly, the employees were “sophisticated” within the meaning of federal securities laws. Each certificate evidencing securities issued in the transaction included a legend stating that the securities were not registered under the Securities Act and may not be resold absent registration or the availability of an applicable exemption therefrom. No general solicitation or advertising was used in connection with the transaction. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereunder and/or the rules and regulations thereunder including Rule 506 of Regulation D.

On November 1, 2006, we issued an aggregate of 100,000 shares of common stock to five individuals in consideration of employment services and services rendered to us by a member of our Board of Directors. The employment and Directors services were for legal, business development services and strategic services. Each of the employees or the Director (a) had a preexisting relationship with us, (b) had access to business and financial information concerning us, (c) was afforded the opportunity to ask questions of our management concerning our operations and the terms of the offering, and (d) had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Therefore, each investor was “sophisticated” within the meaning of Federal securities laws. In addition, the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

On December 31, 2006, we issued 50,000 shares of our common stock to one accredited investor pursuant to the conversion of a 10% Convertible Note originally issued in May 1999. The investor was provided access to business and financial information about our company and had such knowledge and experience in business and financial matters that they were able to evaluate the risks and merits of an investment in our common stock. No general solicitation or advertising was used in connection with the transaction and no commission or other remuneration was paid or given directly or indirectly for such exchange. The transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) and/or the rules and regulations thereunder including, Rule 506 of Regulation D and/or Section 3(a)(9) under the Securities Act.

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

During fiscal 2006 the Company has continued its efforts in executing its strategy. The primary focus of our strategy includes:

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

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. CenterWatch, an industry publication, estimates that as of 2004 approximately 15 to 25% of clinical trials are conducted with the use of EDC. CenterWatch estimates that U.S. clinical R & D was at $31.5 billion in 2005. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During 2005 and the first half of 2006 we expanded our sales and marketing team and we anticipate continuing to increase our marketing and sales personnel during fiscal 2007.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2006 and 2005, we spent approximately $742,000 and $478,000 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Year-ended December 31, 2006 Compared With the Year-ended December 31, 2005

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2006 and December 31, 2005 is included in the table below.

Summarized Statement of Operations

	For the years ended December 30,
	2006	% of Revenues	2005	% of Revenues	$ Change	% Change
Total revenues	$2,763,039		$1,753,976		$1,009,063	57.5%

Cost of sales	969,323	35.1%	387,262	22.1%	582,061	150.3%

Gross margin	1,793,716	64.9%	1,366,714	77.9%	427,002	31.2%

Salaries, benefits and related taxes	3,986,311	144.3%	1,871,508	106.7%	2,114,803	113.0%
Rent	221,817	8.0%	154,048	8.8%	67,769	44.0%
Consulting—marketing sales	376,152	13.6%	—	0.0%	376,152	N/M
Legal and professional fees	233,035	8.4%	178,219	10.2%	54,816	30.8%
Travel	222,419	8.0%	107,101	6.1%	115,318	107.7%
Selling, general and administrative	338,761	12.3%	275,802	15.7%	62,959	22.8%
Bad debt expense	—	0.0%	9,201	0.5%	(9,201)	N/M
Depreciation and amortization	55,900	2.0%	28,332	1.6%	27,568	97.3%

Total Operating Expenses	5,525,422	200.0%	2,696,203	153.7%	2,829,219	104.9%

Operating income (loss)	(3,731,706)	-135.1%	(1,329,489)	-75.8%	(2,402,217)	180.7%

Interest Expense	509,648	18.4%	365,397	20.8%	144,251	39.5%

Interest income	—	0.0%	476	0.0%	(476)	-100.0%

(Loss) before income taxes and dividends	(4,241,354)	-153.5%	(1,694,410)	-96.6%	(2,546,944)	150.3%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(4,241,354)	-153.5%	(1,694,410)	-96.6%	(2,546,944)	150.3%

Total preferred stock dividends	(523,144)	-18.9%	(530,523)	-30.2%	7,379	-1.4%

Net (loss) attributable to common stockholders	$(4,764,498)	-172.4%	$(2,224,933)	-126.9%	$(2,539,565)	114.1%

Results of Operations

Revenues for the year-ended December 31, 2006 were $2,763,039 compared to $1,753,976 for the year-ended December 31, 2005, an increase of 57.5%. The revenue increase can be attributed to a 43% increase in projects under management. Additionally, the average project initiated during the year-ended December 31, 2006 was approximately 20% larger than the trials initiated during the year-ended December 31, 2005. Industry acceptance of EDC continues to increase and CenterWatch, an industry trade group, estimates that current EDC use is approximately 15-25% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the year-ended 2006 approximately 69.6% of revenues was generated by trial setup activities, 21.3% was generated from on-going maintenance fees and approximately 9.1% was generated from fees charged for changes to on-going clinical trial engagements. During the year-ended 2005 we generated 69.6% of revenues from setup fees, 21.3% from on-going maintenance fees and 9.1% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 53% of our revenues during the year-ended December 31, 2006 and approximately 54% of our revenues during the year-ended December 31, 2005. One customer accounted individually for 10% or more of our revenues during fiscal 2006. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $969,323 for the year-ended December 31, 2006 compared to $387,262 for the year-ended December 31, 2005, an increase of 150.3%. Cost of goods sold were approximately 35.1% of sales for the year-ended December 31, 2006 compared to 22.1% for the year-ended December 31, 2005. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2006 due to the addition of five additional programmers, four additional quality analysts and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 25% of sales range during fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. In addition, we expect the cost of service for our licensing business to approximate 25% of revenues. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the next release of TrialMaster, (V4.0), which is available for commercialization, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .NET framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 72.1% of total Operating Expenses for the year-ended December 31, 2006 compared with 69.4% of total Operating Expenses for the year-ended December 31, 2005. Salaries and related expenses totaled $3,986,311 for the year-ended December 31, 2006 compared to $1,871,508 for the year-ended December 31, 2005, an increase of 113.0%. We currently employ approximately 37 employees out of our Ft. Lauderdale, Florida corporate office and have eight out-of-state employees. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2007. We will look to selectively add experienced sales and marketing personnel in fiscal 2007 in an effort to increase our market penetration and to continue broadening our client base. During the year ended December 31, 2006 we incurred approximately $786,703 in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $67,769 during the year-ended December 31, 2006 when compared to the year-ended December 31, 2005. We entered into a new corporate office lease that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2008.

Consulting services expense was $376,152 for the year ended December 31, 2006 compared with $0 for the year ended December 31, 2005. Consulting services were comprised of fees paid to recruiting consultants in helping us develop our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $233,035 for the year-ended December 31, 2006 compared with $178,219 for the year-ended December 31, 2005, an increase of approximately $54,816. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $338,761 for the year-ended December 31, 2006 compared to $275,802 for the year-ended December 31, 2005, an increase of 22.8%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $67,459 for the year-ended December 31, 2006 from $66,269 for the year-ended December 31, 2005 to $133,728, an increase of approximately 101.8%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $509,648 during the year-ended December 31, 2006, including $195,880 in interest expense related (1) the conversion of certain accrued expense owed to our Placement Agent, Noesis Capital Corp. and (2) to the conversion of our 10% Convertible Notes that were converted during 2006 compared to $365,397 for the year-ended December 31, 2005, including $104,000 in interest expense related to the conversion of our 10% convertible notes that were converted in 2005, an increase of $144,251 or 39.5%. Interest expense related to related parties was $328,709 during the year ended December 31, 2006 and $129,684 for the year ended December 31, 2005. The increase in total interest expense during the year ended December 31, 2006 can be attributed to the interest expense incurred on notes issued during calendar 2006 and the increase in interest expense associated with notes issued throughout calendar 2005 and the additional interest associated with conversions of or 10% Notes in both years. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the year-ended December 31, 2006 we issued $700,000 in promissory notes, including $185,000 to our Placement Agent Noesis Capital Corp. The note for $185,000 issued to Noesis Capital included $125,000 in accrued expenses associated with financial services provided during fiscal 2004 and 2005. During the year-ended December 31, 2005, we issued $708,300 in promissory notes. An aggregate of $2,924,260 in promissory notes were converted into shares of our common stock in December 2006. Included in the notes converted during December 2006 were notes held by Cornelis F. Wit, our President and CEO in the amount of $691,501, by Guus van Kesteren, a Director, in the amount of $439,136 and by Noesis Capital Corp., our Placement Agent and a 5% or greater shareholder, in the amount of $511,910. The interest expense savings associated with these conversions will be approximately $263,000 in fiscal 2007.

There were arrearages of $210,761 in 5% Series A Preferred Stock dividends, $42,663 in Series B Preferred Stock dividends and $269,720 in Series C Preferred Stock dividends for the year-ended December 31, 2006, compared with arrearages of $205,363 in 5% Series A Preferred Stock dividends, $55,441 in Series B Preferred Stock dividends and $269,720 in Series C Preferred Stock dividends for the year-ended December 31, 2005. We deducted $523,144 and $530,523 from Net Income (Loss) Attributable to Common Stockholders’ for the year-ended December 31, 2006 and December 31, 2005, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Disclosure for the Period Ended

December 31,

	2006	2005	Change
Cash	38,254	9,931	28,323
Accounts Receivable, net of allowance for doubtful accounts	286,708	234,565	52,143

Current Assets	366,988	246,890	120,098

Accounts Payable and accrued expenses	645,374	779,456	(134,082)

Accrued payroll taxes	74,766	58,742	16,024

Deferred revenue	1,643,566	1,048,707	594,859

Convertible notes payable	100,000	125,000	(25,000)

Current Liabilities	2,813,706	2,011,905	801,801

Working Capital (Deficit)	(2,446,718)	(1,765,015)	(681,703)

Net cash provided by (used in) operating activities	(2,264,664)	(809,926)

Net cash provided by (used in) investing activities	(228,642)	(24,638)

Net cash provided by financing activities	2,523,670	778,800

Net increase (decrease) in cash and cash equivalents	28,323	(55,764)

Cash and cash equivalents increased by $28,323 from $9,931 to $38,254 at December 31, 2006. This was the result of cash provided by financing activities of $2,523,670 offset by cash used in operating activities of approximately $2,264,664 and $228,642 used in investing activities. The significant components of the activity include a loss from operations of approximately $4,241,354 offset by non-cash expenses of $1,597,757 and approximately $2,523,670 we raised through the issuance of debt and equity securities offset by $228,642 used in investing activities and increases in cash of $378,933 from changes in working capital accounts.

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

Presently, we have approximately $400,000 planned for capital expenditures to further the Company’s growth during fiscal 2007, which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	$1,050,000	$450,000	(2)	$600,000	(3)	$0	$0
Operating Lease Obligations	971,066	265,651		213,261		206,829	282,325
Financial Advisory Agreement (4)	270,000	90,000		90,000		90,000	0

Total	$2,291,066	$808,651		$903,261		$296,829	$282,325

1.	Amounts do not include interest to be paid.
2.	Includes $100,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $350,000 in promissory notes bearing interest at 9% annually that mature in January 31, 2007 and May 2007.
3.	Includes $600,000 in promissory notes bearing interest at 9% annually that mature on January 1, 2009.
4.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $170,298 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock, and debt to satisfy operating expenses and obligations. From April 2005 through July 2005, we sold an aggregate of 850,000 shares of our common stock resulting in gross proceeds of $212,500. We accrued $20,000 in transaction fees leaving net proceeds to us of $192,500. From January 2006 to December 2006, an aggregate of 7,240,000 common stock warrants originally issued in connection with private placements of our Series B and Series C Preferred stock and with a round of financing involving our common stock that occurred in 2005 were exercised on a cash basis. An additional 6.4 million warrants issued in the private placement of our Series B Preferred Stock were exercised on a cashless basis providing us with no cash proceeds. The gross proceeds of the warrant exercises were $1,810,000 and we incurred no transaction fees in connection with the warrant exercise transactions. From March 2006 to December 2006 an aggregate of 834,500 shares of common stock were issued in connection with the exercise of employee stock options resulting in gross proceeds of $223,375.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CRO’s. We began providing services to some of these entities during 2003 and we have experienced success in broadening our client roster over the past three fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

We experienced increased success in marketing TrialMaster during fiscal 2005 and 2006. We entered into approximately $9.0 million in contracts during those two fiscal years for trials to be serviced over the next five years. These contracts included nineteen clinical trial engagements with twelve new clients. These contracts, however, may be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2007, we will begin commercializing our products on a licensed basis. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2007. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Because of the losses experienced since 1999 we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. When available, capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets earlier this decade coupled with the losses experienced have caused working capital shortfalls. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

We may continue to require substantial funds to continue our R & D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R & D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting and defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R & D programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our R & D plans or other events will not result in accelerated or unexpected expenditures.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2006, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 16, 2007.

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

Stock Based Compensation.

Beginning on January 1, 2006 we began accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options and was estimated using a Binomial option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended SFAS No. 123, “Accounting For Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using a Binomial option valuation model. The fair value of any restricted stock granted was calculated based upon the fair market value of OmniComm’s common stock at the date of grant.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company is required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending April 30, 2006. The impact of the adoption of FSP FAS123(R)-4 was approximately $786,000 for the year ended December 31, 2006. We expect that our adoption of FAS 123(R)-4 to have a significant impact on our results of operations in the future.

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

Our financial statements are set forth on Pages F-1 through F-28 attached hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2006, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be held on May 18, 2007 (the “Proxy Statement”).

ITEM 10.	EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information required by Item 201(d) of Regulation S-B is incorporated by reference from the information contained in the section captioned “1998 Stock Incentive Plan” in the Proxy Statement.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 13.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (39)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005 (40)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005 (41)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-QSB for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-QSB for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-QSB for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-QSB for the period ended March 31, 2005.
(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-QSB for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-QSB for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-QSB for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-KSB for the period ended December 31, 2005.
(40)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-KSB for the period ended December 31, 2005.
(41)	Incorporated by reference to Exhibit 10.19 filed with our Form 10-KSB for the period ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Greenberg & Co., LLC as Independent Auditors for OmniComm Systems” in the Proxy Statement.

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

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	March 30, 2007
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 30, 2007
Randall G. Smith

/s/ Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 30, 2007
Ronald T. Linares

/s/ Guus van Kesteren	Director	March 30, 2007
Guus van Kesteren

/s/ Matthew D. Veatch	Director	March 30, 2007
Matthew D. Veatch

/s/ Simon P. Kooyman	Director	March 30, 2007
Simon P. Kooyman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 16, 2007, except for Note 15, as to which the date is March 23, 2007

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	$38,254	$9,931
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2006 and 2005, respectively	286,708	234,565
Prepaid expenses	42,026	2,394

Total current assets	366,988	246,890

PROPERTY AND EQUIPMENT, net	199,931	31,222

OTHER ASSETS
Intangible assets	2,686	-0-
Other assets	12,937	5,497

TOTAL ASSETS	$582,542	$283,609

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$645,375	$779,456
Accrued payroll taxes	74,766	58,742
10% Convertible Notes	100,000	125,000
Notes payable – current portion	350,000	-0-
Deferred revenue	1,643,566	1,048,707

Total current liabilities	2,813,707	2,011,905

NOTES PAYABLE, net of current portion	415,000	2,043,623
NOTES PAYABLE RELATED PARTY, net of current portion	185,000	1,150,937

TOTAL LIABILITIES	3,413,707	5,206,465

COMMITMENTS AND CONTINGENCIES (See Note 9)
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, 50,000 and 65,000 issued and outstanding, respectively; liquidation preference $500,000 and $650,000, respectively	50	65

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 47,972,091 and 27,425,915 issued and outstanding, after deducting 773,878 and 673,878 shares of treasury stock, at $.001 par value, respectively	48,697	28,051
Additional paid in capital – preferred	7,703,502	7,853,488
Additional paid in capital – common	21,719,097	15,201,406
Stock subscription receivable	(1,250)	-0-
Accumulated other comprehensive loss	(2,041)	-0-
Less: Treasury stock, cost method, 773,878 and 673,878 shares, respectively	(351,861)	(299,861)
Accumulated deficit	(31,951,911)	(27,710,557)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,831,165)	(4,922,856)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$582,542	$283,609

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005
Total revenues	$2,763,039	$1,753,976

Cost of sales	969,323	387,262

Gross margin	1,793,716	1,366,714

Operating expenses
Salaries, benefits and related taxes	3,986,311	1,871,508
Rent & occupancy expenses	221,817	154,048
Consulting Services	376,152	-0-
Legal and professional fees	233,035	178,219
Travel	222,419	107,101
Telephone and internet	91,027	71,992
Selling, general and administrative	338,761	275,802
Bad debt expense	-0-	9,201
Depreciation and amortization	55,900	28,332

Total operating expenses	5,525,422	2,696,203

Operating income (loss)	(3,731,706)	(1,329,489)

Other income (expense)
Interest expense	(509,648)	(365,397)
Interest income	-0-	476

(Loss) before taxes and preferred dividends	(4,241,354)	(1,694,410)

Net income (loss)	(4,241,354)	(1,694,410)

Preferred stock dividends in arrears Series A Preferred	(210,761)	(205,363)
Preferred stock dividends in arrears Series B Preferred	(42,663)	(55,440)
Preferred stock dividends in arrears Series C Preferred	(269,720)	(269,720)

Total preferred stock dividends	(523,144)	(530,523)

Net income (loss) attributable to common stockholders	$(4,764,498)	$(2,224,933)

Net (loss) per share, basic and diluted	$(0.14)	$(0.09)

Weighted average number of shares outstanding, basic and diluted	34,936,930	26,122,694

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,241,354)	$(1,694,410)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued on cashless exercise of options	(26,914)	-0-
Common stock issued for services	40,000	-0-
Common stock issued for accrued interest	280,438	-0-
Note payable issued for accrued expenses	185,000	-0-
Employee stock option expense	786,703	-0-
Warrants exercised in exchange for accrued expense	80,750	-0-
Depreciation and amortization	55,900	28,332
Interest expense from beneficial conversion of 10% Convertible Notes	195,880	104,000
Change in assets and liabilities:
Accounts receivable	(50,626)	(86,437)
Prepaid expenses	(39,632)	5,360
Other assets	(7,440)	-0-
Accounts payable and accrued expenses	(118,228)	219,478
Deferred revenue	594,859	613,751

Net cash provided by (used in) operating activities	(2,264,664)	(809,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	2,500	-0-
Investment in intangible assets	(3,065)	-0-
Purchase of property and equipment	(228,077)	(24,638)

Net cash provided by (used in) investing activities	(228,642)	(24,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	1,806,845	192,500
Proceeds from exercise of employee stock options	223,375	-0-
Stock subscription receivable	(1,250)	-0-
Repayments of notes payable	(20,300)	(122,000)
Proceeds from notes payable	515,000	708,300

Net cash provided by (used in) financing activities	2,523,670	778,800

Effect of exchange rate change on cash and cash equivalents	(2,041)	-0-
Net increase (decrease) in cash and cash equivalents	28,323	(55,764)
Cash and cash equivalents at beginning of period	9,931	65,695

Cash and cash equivalents at end of period	$38,254	$9,931

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

(continued)

	For the years ended December 31,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$13,130	$15,175

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$25,000	$234,000
Accrued interest converted into common stock	$280,438	$24,986
Common stock issued in exchange for notes payable	$2,924,260	$165,000
Amended notes payable – extended maturity date	$-0-	$2,341,930
Conversion of Series B Preferred Stock into common stock	$150,000	$325,000
Common stock tendered in exercise of incentive stock options	$52,000	$-0-
Notes payable issued for accrued expenses	$185,000	$-0-
Common stock issued for services in lieu of pay	$40,000	$-0-
Conversion of series B common stock warrants on a cashless basis	$1,600,000	$-0-
Exercise of series B placement agent unit option on a cashless basis	$557,013	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2005 TO DECEMBER 31, 2006

				Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Common Stock		Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital
	Number of Shares	$ 0.001 Par Value
Balances at December 31, 2004	24,065,972	$24,691.07	$14,263,281	4,215,224	$4,215.22	$3,807,964	97,500	$98	$686,420	$337,150	$337	$3,684,070

Conversion of preferred stock to common stock	1,300,000	1,300	323,700				(32,500)	(33)	(324,967)

Conversion of 10% notes payable to common stock	609,943	610	255,376

Conversion of notes payable and accrued interest to common stock	600,000	$600.00	$167,400.00

Issuance of common stock, net of issuance costs of $20,000	850,000	850	191,650

Net loss for the period ended December 31, 2005	—	$—	$—	—	$—	$—	—	—	—	—	—	—

Balances at December 31, 2005	27,425,915	28,051	15,201,406	4,215,224	4,215	3,807,963.51	65,000	65	361,453.00	337,150	337	3,684,070.49

Conversion of Warrants	7,240,000	7,240	1,800,079

Conversion of Series B Preferred Stock	600,000	600	149,400				(15,000)	(15)	(149,985)

Conversion of Placement Agent Unit Options	1,138,139	1,138	(1,138)

Conversion of warrants- cashless exercise	3,537,232	3,537	(3,537)

Exercise of employee stock options	1,248,410	1,248	246,739

Common stock issued for notes payable and accrued interest	6,409,395	6,409	3,198,288

Common stock tendered in exercise of incentive stock options	(100,000)

Common stock issued in conversion of 10% Convertible Notes Payable	50,000	50	24,950

Common stock warrants exercised for accrued expenses	323,000	323	80,427

Common stock issued in lieu of wages	100,000	100	39,900

Beneficial conversion of 10% Convertible Note Payable and common stock warrants			195,880

Employee stock option expense			786,703

Foreign currency translation adjustment

Net loss for the period ended December 31, 2006	—	—	—	—	—	—	—	—	—	—	—	—

Balances at December 31, 2006	47,972,091	$48,697	$21,719,097	4,215,224	$4,215	$3,807,964	50,000	$50	$211,468	337,150	$337	$3,684,070

	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balances at December 31, 2004	$(26,016,147)	$(0)	$(0)	$—	$(299,861)	$(3,844,932)

Conversion of preferred stock to common stock						—

Conversion of 10% notes payable to common stock						255,986

Conversion of notes payable and accrued interest to common stock						168,000

Issuance of common stock, net of issuance costs of $20,000						192,500

Net loss for the period ended December 31, 2005	(1,694,410)	—	—	—	—	(1,694,410)

Balances at December 31, 2005	(27,710,557)	(0)	(0)	—	(299,861)	(4,922,856)

Conversion of Warrants			—			1,807,319

Conversion of Series B Preferred Stock						—

Conversion of Placement Agent Unit Options						—

Conversion of warrants-cashless exercise						—

Exercise of employee stock options			(1,250)			246,738

Common stock issued for notes payable and accrued interest						3,204,697

Common stock tendered in exercise of incentive stock options					(52,000)	(52,000)

Common stock issued in conversion of 10% Convertible Notes Payable						25,000

Common stock warrants exercised for accrued expenses						80,750

Common stock issued in lieu of wages						40,000

Beneficial conversion of 10% Convertible Note Payable and common stock warrants						195,880

Employee stock option expense						786,703

Foreign currency translation adjustment				(2,041)		(2,041)

Net loss for the period ended December 31, 2006	(4,241,354)	—	—	—	—	(4,241,354)

Balances at December 31, 2006	$(31,951,911)	$(0)	$(1,250)	$(2,041)	$(351,861)	$(2,831,165)

The accompanying notes are an integral part of these financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2006, we spent approximately $742,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2005 we spent approximately $478,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly owned subsidiaries and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of December 31, 2006 and December 31, 2005, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 53% of our revenues during 2006 and approximately 54% of our revenues during 2005. One customer accounted individually for 10%, approximately $609,282, or more of our revenues during 2006.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2006 the Company had $1,643,566 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $26,203 and $10,256 for the years ended December 31, 2006 and 2005, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $742,114 and $478,463 for the years ended December 31, 2006 and 2005 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described in “Note 13: Employee Equity Incentive Plans.” On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the year ended December 31, 2006 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted subsequent to January 1, 2006 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 34,936,930 and 26,122,694 for the years ended December 31, 2006 and 2005, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 8,824,270 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at December 31, 2006. Stock warrants to purchase 2,531,400 shares of common stock at an exercise price of $0.25 per share were outstanding at December 31, 2006.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP FAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS 123(R). The Company was required to apply the guidance in FSP FAS123(R)-4 in the quarterly period ending March 31, 2006. During the year ended December 31, 2006 the Company incurred approximately $786,703 in salary expense in connection with our adoption of SFAS No. 123(R)-4. The Company expects that the adoption of SFAS 123(R)-4 will continue to have an impact on our results of operations in the future.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the year ending December 31, 2006 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	December 31, 2006		December 31, 2005
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$558,810	$462,911	$457,827	$439,789	5 years
Leasehold improvements	36,475	7,865	3,299	3172	5 years
Computer software	367,514	297,106	280,640	272,181	3 years
Office furniture	56,081	51,067	52,950	48,353	3 years

	$1,018,880	$818,949	$794,716	$763,495

Depreciation expense for the years ended December 31, 2006 and 2005 was $55,437 and $28,332 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2006	December 31, 2005
Accounts payable	$288,713	$466,353
Accrued payroll and related costs	9,491	2,248
Other accrued expenses	96,117	80,000
Accrued interest	123,535	103,336
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$645,375	$779,456

Other accrued expenses consist primarily of amounts accrued for penalties and interest due on state payroll tax filings.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 31,222,670 and 46,734,169 have been omitted from the calculation of dilutive EPS for the years December 31, 2006 and December 31, 2005, respectively. Provided below is a reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Years Ended
	December 31, 2006			December 31, 2005
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(4,764,498)	34,936,930	$(0.14)	$(2,224,933)	26,122,694	$(0.09)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(4,764,498)	34,936,930	$(0.14)	$(2,224,933)	26,122,694	$(0.09)

NOTE 7:	NOTES PAYABLE

At December 31, 2006, the Company owed $950,000 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
08/15/03	01/31/07	9.00%	100,000	$100,000	$-0-
11/08/05	05/31/07	9.00%	50,000	50,000	-0-
11/30/05	05/31/07	9.00%	50,000	50,000	-0-
12/05/05	05/31/07	9.00%	50,000	50,000	-0-
01/10/06	05/31/07	9.00%	100,000	100,000	-0-
09/30/06	01/01/09	9.00%	50,000	-0-	50,000
11/16/06	01/01/09	9.00%	45,000	-0-	45,000
11/08/06	01/01/09	9.00%	150,000	-0-	150,000
10/13/06	01/01/09	9.00%	170,000	-0-	170,000
12/31/06	01/01/09	9.00%	185,000	-0-	185,000

			$950,000	$350,000	$600,000

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2006, approximately $762,500 of the Convertible Notes had been converted into 1,456,638 shares of common stock of the Company leaving an outstanding principal balance of $100,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company is currently in default on interest payments owed totaling $70,298 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2006 are as follows:

2007	$268,651
2008	213,261
2009	206,829
2010	211,362
2011	70 963

Total	$971,066

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $221,817 and $154,048 for the years ended December 31, 2006 and 2005, respectively.

The Company’s corporate office lease expires in April 2011.

EMPLOYMENT AGREEMENTS

In December 2006, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2007. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $240,200 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2006, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $233,200 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in December 2006 for one year under the terms of the existing employment agreement

In December 2006, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $184,064 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in December 2006 for one year under the terms of the existing employment agreement

In September 2006, we entered into an employment agreement with Mr. Stephen Johnson to serve as our Senior Vice President for Sales and Marketing. The employment agreement is for a three-year term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $178,310 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a commission, payable on a monthly basis, equal to 1% of the Company’s cash receipts as defined in an exhibit to his employment contract. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months. The employment agreement contains customary non-disclosure provisions.

FINANCIAL ADVISORY AGREEMENT

During December 2006, the Company extended its financial advisory agreement with Noesis Capital. Under the agreement Noesis Capital will assist the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company is obligated to pay $90,000 in professional fees annually. The amendment changed the termination date of the agreement to December 31, 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 10:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

In June 2004, the Company issued a promissory note in the amount of $450,875 to Noesis Capital Corp. for amounts owed to Noesis for financial advisory services and for placement agent fees earned during 2003 and 2004. This note was amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the note issued on December 31, 2005 was $511,919 which includes $61,044 in accrued and unpaid interest. The note and accrued and unpaid interest in the amount of $46,072 was converted on December 31, 2006 into 1,115,964 shares of common stock at a conversion price of $0.50 per share.

On December 31, 2006, the Company issued a promissory note in the amount of $185,000 to Noesis Capital Corp. The note bears interest at 9% per annum and is payable on January 31, 2009. The principal amount of the promissory note represents $60,000 in placement agent fees earned during 2004 and 2005 and financial advisory fees in the amount of $125,000 earned during 2004 and 2005.

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

The above referenced notes payable to Guus van Kesteren, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $364,758.38 bearing interest at 9% per annum and payable on October 31, 2006, were amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the note is $414,135.75 which includes accrued and unpaid interest of $49,337.37. The note and accrued and unpaid interest in the amount of $37,272.22 was converted on December 31, 2006 into 902,816 shares of common stock at a conversion price of $0.50 per share.

During November 2002, we borrowed $6,000 from Randall G. Smith, our Chairman of the board and Chief Technology Officer. In March 2003 this note was amended and restated extending the maturity date to January 31, 2005. This note was amended and restated on March 31, 2005 extending the maturity date to January 31, 2007. The note and accrued but unpaid interest in the amount of $1,860 were repaid on April 17, 2006.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The above referenced notes payable to Cornelis Wit, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $483,984.00 bearing interest at 9% per annum and payable on October 31, 2006, were amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $549,500.85 which includes accrued and unpaid interest of $65,516.85. The note and accrued and unpaid interest in the amount of $49,455.07 was converted on December 31, 2006 into 1,197,912 shares of common stock at a conversion price of $0.50 per share.

In March 2005, the Company borrowed $22,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007. The note and accrued and unpaid interest in the amount of $3,547.73 were converted on December 31, 2006 into 51,095 shares of common stock at a conversion price of $0.50 per share.

In April 2005, the Company borrowed $25,000 from Guus van Kesteren, a company Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007. The note and accrued and unpaid interest in the amount of $3,908.22 were converted on December 31, 2006 into 57,816 shares of common stock at a conversion price of $0.50 per share.

In June 2005, the Company borrowed $120,000 from Cornelis Wit, the Company’s President and Chief Executive Officer and a Director. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007. The note and accrued and unpaid interest in the amount of $14,608.44 were converted on December 31, 2006 into 269,217 shares of common stock at a conversion price of $0.50 per share.

From June to September 2005, the Company borrowed $14,300 from Ronald Linares, the Company’s Vice President and Chief Financial Officer. These amounts were borrowed under a promissory note bearing interest at 9% per annum payable on January 31, 2007. The note and accrued and unpaid interest in the amount of $1,011 were repaid on April 17, 2006.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

As of December 31, 2006 we had the following outstanding securities:

•	47,972,091 shares of common stock issued and outstanding;

•	2,531,400 warrants issued and outstanding to purchase shares of our common stock;

•	4,215,224 shares of our Series A Preferred Stock issued and outstanding,

•	50,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There were arrearages of $912,370 and $701,609 on the Series A Preferred Stock for undeclared dividends as of December 31, 2006 and December 31, 2005, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Series B Preferred Stock

In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 50,000 shares are issued and outstanding.

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

•

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were arrearages of $560,684 and $518,021 on the Series B Preferred Stock dividends as of December 31, 2006 and December 31, 2005, respectively.

In addition, the holders of the Series B Preferred Stock were granted certain mandatory and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and are entitled to vote one member to our Board of Directors.

Series C Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock of which 337,150 shares are issued and outstanding.

The designations, rights and preferences of the Series C Preferred Stock include:

•	the stated value of each share is $10.00 per share,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

There were arrearages of $1,132,628 and $862,908 on the Series C Preferred Stock for undeclared dividends as of December 31, 2006 and December 31, 2005, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our Board of Directors.

Warrants

We have issued and outstanding warrants to purchase a total of 2,531,400 shares of our common stock, including:

•

warrants to purchase 1,603,000 shares of our common stock at an exercise price of $.25 per share expiring May 2007 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

warrants to purchase 200,000 shares of our common stock at an exercise price of $.25 per share expiring May 2008 which were issued by us in connection with a private placement of common stock, which warrants contain a cashless exercise provision.

•

warrants to purchase 458,400 shares of our common stock at an exercise price of $.25 per share expiring December 2008 which were issued by us to the placement agent of three offerings of our common stock that were conducted during 2003.

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10% interest and were due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. From 2000 to 2006, certain of the note holders converted an aggregate of $762,500 principal amount of the notes according to their terms into 1,456,638 shares of our common stock. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

Other Comprehensive Loss

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive loss. The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive loss.

	Foreign Current Translation	Accumulated Other Comprehensive Loss
Balance January 1, 2006	$-0-	$-0-
2006 Activity	(2,041)	(2,041)

Balance December 31, 2006	$(2,041)	$(2,041)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of Stock Option Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2006, substantially all of the Company’s employees were participating in the 1998 Plan.

The maximum term for any option grant under the 1998 Plan is ten years from the date of the grant, however, options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company. Options granted to employees generally vest either upon grant or in three installments with the first installment vesting 33% upon completion of one full year from date of grant and on an annual basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

In March 2006, the Board of Directors authorized the issuance of restricted stock to each of the Company’s executive officers and two Directors, in the aggregate totaling 100,000 shares. The restricted stock vested immediately at the date of grant and the Company recorded $40,000 in compensation expense in connection with the issuance.

At December 31, 2006, there were 3,675,730 shares available for grant as options or other forms of share-based compensation under the 1998 Plan.

The following table summarizes the stock option activity for the 1998 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000’s)
Outstanding at December 31, 2004	4,562,770	$0.59
Granted	3,370,000	0.30
Exercised	-0-	0.00
Forfeited/cancelled/expired	(392,000)	(1.75)

Outstanding at December 31, 2005	7,540,770	$0.40
Granted	3,565,000	0.51
Exercised	(1,737,498)	(0.30)
Forfeited/cancelled/expired	(544,002)	(0.35)

Outstanding at December 31, 2006	8,824,270	$0.46	5.4	$1,053

Vested and exercisable at December 31, 2006	5,950,270	$0.33	4.6	$898

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of stock options exercised, the difference between the closing stock price on the date of exercise and the exercise price, for the years ended December 31, 2006 and December 31, 2005 were $403,948 and $0, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total fair value of shares vested for the years ended December 31, 2006 and December 31, 2005 were:

Fair value of options vested during the year ended December 31, 2006	$806,302
Fair value of options vested during the year ended December 31, 2005	$320,041

Cash received from stock option exercises for the year ended December 31, 2006 was $223,375. Due to the Company’s net loss position, no windfall tax benefit has been realized during the year ended December 31, 2006.

The following table summarizes information concerning options outstanding at December 31, 2006:

	Options Outstanding in (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable in (000’s)
Exercise Price range (per share):
$ 0.15—$ 0.25	3,208	$0.25	3.6	3,208
$ 0.28—$ 0.47	2,410	0.35	5.4	1.585
$ 0.48—$ 2.75	3,206	0.52	7.2	1,157

	8,824	$0.38	5.4	5,950

The weighted average fair value (per share) of options granted during the years ended December 31, 2006, and December 31, 2005 using the American Binomial option-pricing model was $0.42 and $0.28, respectively.

Stock-Based Compensation

For the year ended December 31, 2006, the Company recognized total stock-based compensation expense of $826,703 related to stock option and other share-based awards made from its equity compensation plan, including $40,000 of stock-based compensation related to restricted stock grants. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock.

Prior to the adoption of SF0AS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (an amendment

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock option grants to employees. Accordingly, except as mentioned below for 2005 and 2004, no compensation expense had been recognized relating to these stock option grants in the consolidated financial statements. Had compensation cost for the Company’s stock option grants been determined based on the fair value at the grant date for awards consistent with the method of SFAS No. 123, the Company’s net income attributable to common stockholders for the years ended December 31, 2005 would have decreased to the pro forma amount presented below. The Company did not have any employee stock options outstanding prior to January 1, 1998.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The pro forma table below reflects net loss and basic and diluted net loss per share for the year ended December 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

Year Ended December 31, 2005
Net loss—as reported	$(2,225)
Compensation expense included in reported net loss	—
Pro forma adjustment for compensation expense	(403)

Net loss—pro forma	$(2,628)

Net loss per common share—as reported	$(0.09)
Net loss per common share—pro forma	$(0.10)

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the year ended December 31, 2006, was $786,703 greater than if the Company had continued to account for its stock options under APB No. 25.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2005 and 2006. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company utilizes the historical data available regarding employee and director exercise activity to calculate an expected life of the options. The table below presents the weighted average expected life in years of options granted under the Plan as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The following table summarizes weighted average grant date fair value activity for the 1998 Plan:

Weighted Average Grant- Date Fair Value
Stock options granted during the year ended December 31, 2006	$0.42
Stock options vested during the year ended December 31, 2006	$0.34
Stock options forfeited during the year ended December 31, 2006	$0.23

During the years ended December 31, 2006 and December 31, 2005 2,397,505 and 1,701,833 stock options vested, respectively. The aggregate fair value of the vested options was $806,302 and $408,994, respectively.

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

	Stock Options for Year Ended December 31,
	2006	2005
Risk-free interest rate	4.72%	2.50%
Dividend yield	0%	0%
Expected volatility	98.5%	104.4%
Expected life of options (years)	6.0	6.0

Weighted average fair value of grants (per option)	$0.42	$0.28

A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year ended December 31, 2006 is as follows:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested Shares at January 1, 2006	2,287,510	$0.27

Nonvested Shares at December 31, 2006	2,870,000	$0.39

As of December 31, 2006, approximately $1,249,402 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.28 years.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/06	12/31/05
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Amortization of goodwill and covenant	-0-	-0-
Operating loss carryforward	(1,596,022)	(637,606)

	(1,596,022)	(637,606)

Valuation allowance	1,596,022	637,606

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/06	12/31/05
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Operating loss carryforwards	9,201,108	7,605,086

Gross deferred tax assets	9,484,806	7,888,784

Valuation allowance	(9,484,806)	(7,888,784)

Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $24,439,000. This loss is allowed to be offset against future income until the year 2026 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2006.

NOTE 15:	SUBSEQUENT EVENTS

From February 2007 through March 2007, we sold an aggregate of 5,000,000 shares of our common stock to accredited investors resulting in gross proceeds of $2,500,000. This private placement was exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors were our affiliates.

Also on March 12, 2007, certain holders of Promissory Notes (“Notes Payable” or the “Notes”) of the Company, issued at various times from August 2003 to January 2007, converted the principal amount of the Notes and accrued but unpaid interest in the aggregate amount of $928,784 into shares of common stock of the Company at a conversion price of $0.50 per share resulting in the issuance of 1,857,568 shares of common stock equaling 3.8% of the issued and outstanding

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

common stock of the Company. The Company did not receive any proceeds as part of this conversion. The issuance of the shares upon conversion of the Notes was exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The holders of the Notes had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. Noesis Capital Corp., an NASD member firm, acted as placement agent in both the offering and conversions and as compensation therefore received a commission equal to $65,015 and a warrant to purchase at $0.50 per share, 10% of the shares sold, or 185,757 shares of our common stock.

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