Form 10QSB
period 2007-03-31
OMNICOMM SYSTEMS INC
filed 2007-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Exact name of Small Business Issuer as specified in its Charter)

Delaware	11-3349762
State of Incorporation	IRS Employer Identification Number

2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL	33309
Address of principal executive offices

954.473.1254

Issuer’s Telephone Number:

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2007: 56,157,227 common stock $.001 par value.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR

THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	3
Consolidated Statements of Operations – Three Months Ended March 31, 2007 and March 31, 2006	4
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2007 and March 31, 2006	5
Notes to Consolidated Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION	23
Item 6. Exhibits	23

SIGNATURES	24
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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$1,732,229	$38,254
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2007 and 2006, respectively	476,788	286,708
Prepaid expenses	54,149	42,026

Total current assets	2,263,166	366,988

PROPERTY AND EQUIPMENT, net	222,205	199,931

OTHER ASSETS
Intangible assets	2,557	2,686
Other assets	6,453	12,937

TOTAL ASSETS	$2,494,381	$582,542

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$409,107	$645,375
Accrued payroll taxes	98,848	74,766
10% Convertible Notes	100,000	100,000
Notes payable – current portion	-0-	350,000
Deferred revenue	1,701,987	1,643,566

Total current liabilities	2,309,942	2,813,707

NOTES PAYABLE, net of current portion	111,800	415,000
NOTES PAYABLE RELATED PARTY, net of current portion	185,000	185,000

TOTAL LIABILITIES	2,606,742	3,413,707

COMMITMENTS AND CONTINGENCIES (See Note 5)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively; liquidation preference $500,000 and $500,000, respectively	50	50
Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337
5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215
Common stock – 150,000,000 shares authorized, 56,157,227 and 47,972,091 issued and outstanding, after deducting 773,878 and 773,878 shares of treasury stock, at $.001 par value, respectively	56,882	48,697
Additional paid in capital – preferred	7,703,502	7,703,502
Additional paid in capital – common	25,642,581	21,719,097
Stock subscription receivable	-0-	(1,250)
Less: Treasury stock, cost method, 773,878 and 773,878 shares, respectively	(351,861)	(351,861)
Accumulated other comprehensive income	(13,262)	(2,041)
Accumulated deficit	(33,154,805)	(31,951,911)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(112,361)	(2,831,165)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,494,381	$582,542

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2007	2006
Revenues
Net sales	$822,251	$519,511
Cost of sales	214,086	183,961

Gross margin	608,165	335,550

Operating expenses
Salaries, benefits and related taxes	1,296,044	726,118
Rent & occupancy expenses	72,814	46,556
Consulting	125,300	96,250
Legal and professional fees	66,849	22,715
Travel	39,923	26,612
Telephone and internet	21,777	16,525
Selling, general and administrative	147,980	55,358
Depreciation and amortization	19,574	6,955

Total operating expenses	1,790,261	997,089

Operating income (loss)	(1,182,096)	(661,539)

Other income (expense)
Interest expense	(23,608)	(75,755)
Interest income	2,810	-0-

(Loss) before taxes and preferred dividends	(1,202,894)	(737,294)

Net income (loss)	(1,202,894)	(737,294)

Preferred stock dividends in arrears Series A Preferred	(50,637)	(50,637)
Preferred stock dividends in arrears Series B Preferred	(9,863)	(12,526)
Preferred stock dividends in arrears Series C Preferred	(66,506)	(66,506)

Total preferred stock dividends	(127,006)	(129,669)

Net income (loss) attributable to common stockholders	$(1,329,900)	$(866,963)

Net (loss) per share, basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares outstanding	50,995,631	28,504,522

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,202,894)	$(737,294)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,574	6,955
Employee stock option wage expense	173,100	163,545
Common stock issued for accrued interest	61,782	-0-
Common stock issued in cashless exercise of stock options	(754)	-0-

Change in assets and liabilities:
Accounts receivable	(190,080)	(231,872)
Prepaid expenses	(12,123)	(9,146)
Other assets	6,484	(25,953)
Accounts payable and accrued expenses	(212,247)	96,328
Deferred revenue	58,421	81,576

Net cash provided by (used in) operating activities	(1,298,737)	(655,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,658)	(37,942)

Net cash provided by (used in) investing activities	(41,658)	(37,942)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	2,827,474	600,490
Proceeds from stock option exercise	5,067	-0-
Proceeds from stock subscription receivable	1,250	-0-
Proceeds from notes payable	211,800	100,000

Net cash provided by (used in) financing activities	3,045,591	700,490

Effect of exchange rate change on cash and cash equivalents	(11,221)	-0-
Net increase (decrease) in cash and cash equivalents	1,693,975	6,687
Cash and cash equivalents at beginning of period	38,254	9,931

Cash and cash equivalents at end of period	$1,732,229	$16,618

	For the three months ended
	March 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$2,268	$-0-

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$865,000	$-0-
Common stock issued for accrued interest	$61,782	$-0-
Conversion of Series B common stock warrants on a cashless basis	$-0-	$150,000
Exercise of Series B Placement Agent Unit Option on a cashless basis	$-0-	$21,980
Conversion of Series B Preferred Stock into common stock	$-0-	$150,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:    ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CRO”), and other clinical trial sponsors. TrialMaster®, the Company’s EDC software application, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first three months of fiscal 2007, we spent approximately $195,000 on R & D activities, the majority of which represented salaries to our developers. During the first three months of fiscal 2006 we spent approximately $108,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all of its wholly owned subsidiaries and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2006 financial statements to conform to the 2007 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

SEGMENT INFORMATION

The Company operates in one reportable segment.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of March 31, 2007 and December 31, 2006, respectively.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 60% of our revenues during the first three months of 2007 and approximately 48% of our revenues during the first three months of fiscal 2006. Three customers accounted individually for 10% or more of our revenues during the first three months of fiscal 2007.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31, 2007, the Company had $1,701,987 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $34,659 and $6,605 for the three months ended March 31, 2007 and March 31, 2006, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $195,000 and $108,000 for the three months ended March 31, 2007 and March 31, 2006 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the quarter ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASDAQ OTC Bulletin-Board) on the date of grant. The value of the granted options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SFAS No. 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. Binomial option pricing models were developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. The company’s employee stock options have characteristics significantly different from those of traded options. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock, and changes in the subjective input assumptions can materially affect the fair value estimate of employee stock options.

The estimated value of employee stock options granted during the three months ended March 31, 2007 was $94,490 ($9,870 for the three months ended March 31, 2006). The value of options granted in 2007 and 2006 was estimated at the date of grant using the following assumptions:

	2007	2006
Risk-free interest rate	4.98%	4.51%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	94.4%	100.9%
Dividend yield	0%	0%

An analysis of historical information is used to determine the company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of March 31, 2007, substantially all of the company’s employees were participating in the 1998 Plan and approximately 8,989,000 options were outstanding. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 50,995,631 and 28,504,522 for the periods ended March 31, 2007 and March 31, 2006, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 8,989,270 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at March 31, 2007. Stock warrants to purchase 1,406,756 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at March 31, 2007.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We expect to adopt both SFAS 157 and SFAS 159 as of January 1, 2008. We are currently assessing the impact of the adoption of these statements.

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

(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending March 31, 2007 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:    NOTES PAYABLE

At March 31, 2007, the Company owed $296,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
01/16/07	01/01/09	9.00%	$51,800	$-0-	$51,800
01/16/07	01/01/09	9.00%	60,000	-0-	60,000
12/31/06	01/01/09	9.00%	185,000	-0-	185,000

			$296,800	$-0-	$296,800

NOTE 5:    COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2007 are as follows:

2007	$182,069
2008	213,261
2009	206,829
2010	211,362
2011	70,963

Total	$884,484

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $72,814 and $46,556 for the three months ended March 31, 2007 and March 31, 2006, respectively.

ITEM 2. MANAGEMENT’S	DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-QSB that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-QSB regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-QSB. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CRO”), and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. All of our personnel are involved in the development, marketing or support of TrialMaster and its related products.

During fiscal 2007, the Company will seek to execute its operating strategy. The primary focus of our strategy includes:

•	Expanding our business model by offering our software solution, TrialMaster, on a licensed basis in addition to our existing hosted-services solutions;

•	Expanding our sales and marketing efforts to include larger pharmaceutical, CRO and governmental clinical trial sponsors who will be attracted to our licensed, technology-transfer business model;

•	Stimulating demand by providing clinical trial Sponsors with high value EDC;

•	Emphasizing low operating costs;

•	Continuing to provide EDC services to small and midsize Pharma, Bio-Tech, Medical Device Companies and CROs; and

•	Differentiation through service.

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. CenterWatch, an industry publication, estimates that as of 2004 approximately 25% of clinical trials are conducted with the use of EDC. CenterWatch estimates that U.S. clinical R & D was at $31.5 billion in 2005. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first three months of fiscal 2007 and 2006, we spent approximately $194,751 and $107,676 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Three Months ended March 31, 2007 Compared with the Three-Months ended March 31, 2006

Results of Operations

A summarized version of our results of operations for the three-months ended March 31, 2007 and March 31, 2006 is included in the table below.

Summarized Statement of Operations

	For the three months ended March 31,
	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Total revenues	$822,251		$519,511		$302,740	58.3%

Cost of sales	214,086	26.0%	183,961	35.4%	30,125	16.4%

Gross margin	608,165	74.0%	335,550	64.6%	272,615	81.2%

Salaries, benefits and related taxes	1,296,044	157.6%	726,118	139.8%	569,926	78.5%
Travel	39,923	4.9%	26,612	5.1%	13,311	50.0%
Selling, general and administrative	147,980	18.0%	55,358	10.7%	92,622	167.3%
Bad debt expense	—	0.0%	—	0.0%	—	N/M
Depreciation and amortization	19,574	2.4%	6,955	1.3%	12,619	181.4%

Total Operating Expenses	1,790,261	217.7%	997,089	191.9%	793,172	79.5%

Operating income (loss)	(1,182,096)	-143.8%	(661,539)	-127.3%	(520,557)	78.7%

Interest Expense	23,608	2.9%	75,755	14.6%	(52,147)	-68.8%
Interest income	2,810	0.3%	—	0.0%	2,810	N/M

(Loss) before income taxes and dividends	(1,202,894)	-146.3%	(737,294)	-141.9%	(465,600)	63.1%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(1,202,894)	-146.3%	(737,294)	-141.9%	(465,600)	63.1%

Total preferred stock dividends	(127,006)	-15.4%	(129,669)	-25.0%	2,663	-2.1%

Net (loss) attributable to common stockholders	$(1,329,900)	-161.7%	$(866,963)	-166.9%	$(462,937)	53.4%

Results of Operations

Revenues for the three-months ended March 31, 2007 were $822,251 compared to $519,511 for the three-months ended March 31, 2006, an increase of 58.3%. The revenue increase can be attributed to a 47% increase in projects under management. Additionally, the average project initiated during the year-ended March 31, 2007 was approximately 24% larger than the trials initiated during the three-month period ended March 31, 2006. Industry acceptance of EDC continues to increase and CenterWatch, an industry trade group, estimates that EDC use in 2004 was an estimated 25% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the three-month period ended March 31, 2007 approximately 65.8% of revenues was generated by trial setup activities, 27.2% was generated from on-going maintenance fees and approximately 7.0% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended March 31, 2006 we generated 71.3% of revenues from setup fees, 19.5% from on-going maintenance fees and 9.2% from project change orders. Generally, our contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 60% of our revenues during the three-month period ended March 31, 2007 and approximately 48% of our revenues during the three-month period ended March 31, 2006. Three customers accounted individually for 10% or more of our revenues during three-month period ended March 31, 2007. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $214,086 for the three month period ended March 31, 2007 compared to $183,961 for the three month period ended March 31, 2006, an increase of 16.4%. Cost of goods sold were approximately 26.0% of sales for the three-month period ended March 31, 2007 compared to 35.4% for the three-month period ended March 31, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of one additional programmer and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. In addition, we expect the cost of service for our licensing business model to approximate 25% of revenues. We expect the current version of TrialMaster, (V4.0), to increase the efficiency of trial building operations by 20 to 25%. V4.0 of TrialMaster is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 72.4% of total Operating Expenses for the three month period ended March 31, 2007 compared with 72.8% of total Operating Expenses for the three month period ended March 31, 2006. Salaries and related expenses totaled $1,296,044 for the three month period ended March 31, 2007 compared to $726,118 for the three month period ended March 31, 2006, an increase of 78.5%. During the three months ended March 31, 2007 and March 31, 2006 we incurred approximately $173,100 and $163,545, in salary expense, respectively, in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future. We currently employ approximately 37 employees out of our Fort Lauderdale, Florida corporate office and have eight out-of-state employees. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2007. We anticipate that the commercialization of our licensed TrialMaster product will require the addition of employees who will provide installation, implementation, training and other consulting services associated with the transfer of our TrialMaster technology on a licensed basis. We expect that the costs incurred related to the technology transfers of TrialMaster on a licensed basis will be offset by the revenues generated from these sales. We will look to selectively add experienced sales and marketing personnel in fiscal 2007 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $26,258 during the three month period ended March 31, 2007 when compared to the three-month period ended March 31, 2006. We entered into a corporate office lease in May 2006 that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2008.

Legal and professional fees totaled $66,849 for the three month period ended March 31, 2007 compared with $22,715 for the three month period ended March 31, 2006, an increase of approximately $44,134. We recorded $22,500 in financial advisory fees during the three months ended March 31, 2007 compared with $0 for the three months ended March 31, 2006. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with out SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $147,980 for the three month period ended March 31, 2007 compared to $55,358 for the three month period ended March 31, 2006, an increase of 167.3%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $64,632 for the three month period ended March 31, 2007 from $12,947 for the three month period ended March 31, 2006 to $77,579 for the three month period ended March 31, 2007, an increase of approximately 499.2%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $23,608 during the three month period ended March 31, 2007 compared to $75,755 for the three-month period ended March 31, 2006, a decrease of $52,147 or 68.8%. The decrease can be attributed to the conversion of long-term debt we effected over the course of the last four calendar months. An aggregate of $2,924,260 in promissory notes were converted into shares of our common stock in December 2006. The interest expense savings associated with these conversions will be approximately $263,000 in fiscal 2007. An aggregate of $926,782 in promissory notes were converted into shares of our common stock in March 2007. The interest expense savings associated with these conversions will be approximately $66,000 in fiscal 2007.

We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three-month period ended March 31, 2007 we issued $211,800 in promissory notes. During the three-month period ended March 31, 2006 we issued $100,000 in promissory notes.

There were arrearages of $50,637 in 5% Series A Preferred Stock dividends, $9,863 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for the three month period ended March 31, 2007, compared with arrearages of $50,637 in 5% Series A Preferred Stock dividends, $12,526 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for the three month period ended March 31, 2006. We deducted $127,006 and $129,669 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended March 31, 2007 and March 31, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	March 31, 2007	December 31, 2006	Change
Cash	1,732,229	38,254	1,693,975
Accounts Receivable, net of allowance for doubtful accounts	476,788	286,708	190,080
Current Assets	2,263,166	366,988	1,896,178

Accounts Payable and accrued expenses	409,107	645,375	(236,268)
Accrued payroll taxes	98,848	74,766	24,082
Deferred revenue	1,701,987	1,643,566	58,421
Convertible notes payable	100,000	100,000	—
Current Liabilities	2,309,942	2,813,707	(503,765)

Working Capital (Deficit)	(46,776)	(2,446,719)	2,399,943

	Disclosure for the three months ended
	March 31, 2007	March 31, 2006

Net cash provided by (used in) operating activities	(1,298,737)	(655,861)
Net cash provided by (used in) investing activities	(41,658)	(37,942)
Net cash provided by financing activities	3,045,591	700,490

Net increase (decrease) in cash and cash equivalents	1,693,975	6,687

Cash and cash equivalents increased by $1,693,975 from $38,254 to $1,732,229 at March 31, 2007. This was the result of cash provided by financing activities of $3,045,591 offset by cash used in operating activities of approximately $1,298,737 and $41,658 used in investing activities. The significant components of the activity include a loss from operations of approximately $1,202,894 offset by non-cash transactions of $253,702 and approximately $3,045,591 we raised through the issuance of debt and equity securities offset by $41,658 used in investing activities and decreases in cash of $349,545 from changes in working capital accounts.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $250,000 planned for capital expenditures to further the Company’s growth through the end of 2007, which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2007:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	396,800	100,000	(2)	296,800	(3)	0	0
Operating Lease Obligations	884,485	236,601		209,697		207,938	230,249
Financial Advisory Agreement	165,000	75,000		90,000		0	0

Total	1,446,285	411,601		596,497		207,938	230,249

1.	Amounts do not include interest to be paid.
2.	Includes $100,000 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
3.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature on January 1, 2009.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $173,087 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock, and debt to satisfy operating expenses and obligations. From January 2006 to December 2006, an aggregate of 7,240,000 common stock warrants originally issued in connection with private placements of our Series B and Series C Preferred stock were exercised. The gross proceeds of the warrant exercises were $1,810,000 and we incurred no transaction fees in connection with the warrant exercise transactions. From January 2007 to March 2007, an aggregate of 1,310,000 common stock warrants originally issued in connection with private placements of our common stock and Series C Preferred stock were exercised. The gross proceeds of the warrant exercises were $327,500 and we incurred no transaction fees in connection with the warrant exercise transactions. From February 2007 to March 2007, an aggregate of 5,000,000 shares of common stock were sold in connection with a private placement of our common stock. The gross proceeds of the private placement were $2,500,000 and we incurred no transaction fees in connection with the private placement.

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

We experienced increased success in marketing TrialMaster during fiscal 2006 and the first three months of fiscal 2007. During the last five fiscal quarters we have entered into approximately $8 million in contracts for trials to be serviced over the next five years. These contracts included 27 clinical trial engagements with fifteen new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2007, we began commercializing our products on a licensed basis. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Technology Transition (partial transfer with some services performed by OmniComm) or Technology Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Because of the losses experienced since we began the commercialization of our TrialMaster application we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. When available, capital has been expensive relative to the valuations that were afforded during the expansion of the Internet sector in 1999 and 2000. The softness in the capital markets earlier this decade coupled with the losses experienced have caused working capital shortfalls. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

We may continue to require substantial funds to continue our R & D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R & D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting, defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business. Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R & D programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our R & D plans or other events will not result in accelerated or unexpected expenditures.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the three months ending March 31, 2007, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2007.

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

123, as amended by SFAS No.148. Effective with the quarter ended March 31, 2006, the Company stopped using the intrinsic value method to value employee stock options. The Company began accounting for employee stock options using the fair value method effective January 1, 2006.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Subsequently, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We expect to adopt both SFAS 157 and SFAS 159 as of January 1, 2008. We are currently assessing the impact of the adoption of these statements.

ITEM 3.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being March 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

OmniComm Systems, Inc.

By:	/s/Cornelis F. Wit

Cornelis F. Wit, Director, Chief Executive Officer and President

Date:	May 15, 2007

By:	/s/Ronald T. Linares

Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer

Date:	May 15, 2007

Exhibit Index

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.