Form 10QSB
period 2007-06-30
OMNICOMM SYSTEMS INC
filed 2007-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

FORM 10-QSB

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission File Number: 0-25203

OmniComm Systems, Inc.
(Exact name of Small Business Issuer as specified in its Charter)

Delaware	11-3349762
State of Incorporation	IRS Employer Identification Number

2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL	33309
Address of principal executive offices

954.473.1254
Issuer’s Telephone Number:

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer: (1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of August 14, 2007: 56,358,796 common stock $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets - June 30, 2007 and December 31, 2006
Consolidated Statements of Operations - Six and Three Months Ended June 30, 2007 and June 30, 2006
Consolidated Statements of Cash Flows - Six Months Ended June 30, 2007 and June 30, 2006
Notes to Consolidated Unaudited Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II. OTHER INFORMATION

Item 6. Exhibits
SIGNATURES
Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002- CEO Cornelis F. Wit
Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002- CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 - CEO - Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 - CFO - Ronald T. Linares

OMNICOMM SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,095,143	$38,254
Accounts receivable, net of allowance for doubtful accounts of $58,539 and $58,539 in 2007 and 2006, respectively	426,970	286,708
Prepaid expenses	27,655	42,026
Total current assets	1,549,768	366,988

PROPERTY AND EQUIPMENT, net	237,923	199,931

OTHER ASSETS
Intangible assets	2,429	2,686
Other assets	13,102	12,937

TOTAL ASSETS	$1,803,222	$582,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$484,429	$645,375
Accrued payroll taxes	87,477	74,766
10% Convertible Notes	87,500	100,000
Notes payable - current portion	-0-	350,000
Deferred revenue	1,655,202	1,643,566
Total current liabilities	2,314,608	2,813,707

NOTES PAYABLE, net of current portion	111,800	415,000
NOTES PAYABLE RELATED PARTY, net of current portion	185,000	185,000
TOTAL LIABILITIES	2,611,408	3,413,707

COMMITMENTS AND CONTINGENCIES (see Note 5)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 50,000 and 50,000 issued and outstanding, respectively; liquidation preference $500,000 and $500,000, respectively	50	50

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock - 150,000,000 shares authorized, 56,358,796 and 47,972,091 issued and outstanding, after deducting 802,612 and 773,878 shares of treasury stock, at $.001 par value, respectively	57,113	48,697
Additional paid in capital - preferred	7,703,502	7,703,502
Additional paid in capital - common	25,819,323	21,719,097
Stock subscription receivable	-0-	(1,250)
Less: Treasury stock, cost method, 802,612 and 773,878 shares, respectively	(369,389)	(351,861)
Accumulated other comprehensive income	(15,430)	(2,041)
Accumulated deficit	(34,007,907)	(31,951,911)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(808,186)	(2,831,165)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,803,222	$582,542

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues
Net sales	$1,898,822	$1,222,263	$1,076,571	$702,752

Cost of sales	476,021	459,814	261,935	275,853

Gross margin	1,422,801	762,449	814,636	426,899

Operating expenses
Salaries, benefits and related taxes	2,554,387	1,470,734	1,258,342	744,616
Rent & occupancy expenses	152,180	80,049	79,367	33,493
Consulting	163,694	150,625	38,394	54,375
Legal and professional fees	152,429	106,432	85,580	83,717
Travel	103,801	97,116	63,878	70,504
Telephone and internet	48,359	40,618	26,583	24,093
Selling, general and administrative	242,438	139,745	94,458	84,387
Depreciation and amortization	42,129	22,205	22,555	15,250
Total operating expenses	3,459,417	2,107,524	1,669,157	1,110,435

Operating income (loss)	(2,036,616)	(1,345,075)	(854,521)	(683,536)

Other income (expense)
Interest expense	(32,400)	(152,164)	(8,792)	(76,409)
Interest income	13,020	-0-	10,210	-0-

(Loss) before taxes and preferred dividends	(2,055,996)	(1,497,239)	(853,103)	(759,945)

Net income (loss)	(2,055,996)	(1,497,239)	(853,103)	(759,945)

Preferred stock dividends in arrears Series A Preferred	(101,837)	(101,837)	(51,200)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(19,836)	(22,499)	(9,973)	(9,973)
Preferred stock dividends in arrears Series C Preferred	(133,751)	(133,751)	(67,245)	(67,245)
Total preferred stock dividends	(255,424)	(258,087)	(128,418)	(128,418)

Net income (loss) attributable to common stockholders	(2,311,420)	(1,755,326)	(981,521)	(888,363)

Net (loss) per share, basic and diluted	($0.04)	($0.06)	($0.02)	($0.03)
Weighted average number of shares outstanding	53,636,872	30,844,522	56,250,109	33,224,741

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,055,996)	$(1,497,239)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,129	22,205
Employee stock option wage expense	306,018	163,545
Common stock issued for accrued interest	68,552	-0-
Common stock issued in cashless exercise of stock options	(6,989)	-0-

Change in assets and liabilities:
Accounts receivable	(140,262)	(401,085)
Prepaid expenses	14,371	(33,879)
Other assets	(165)	(16,809)
Accounts payable and accrued expenses	(148,368)	145,574
Deferred revenue	11,636	716,768
Net cash provided by (used in) operating activities	(1,908,074)	(900,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	-0-	(3,065)
Sales of property and equipment	-0-	2,500
Purchase of property and equipment	(79,731)	(177,371)
NET Net cash provided by (used in) investing activities	(79,731)	(177,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	2,839,966	1,189,909
Proceeds from stock option exercise	5,067	1,500
Proceeds from stock subscription receivable	1,250	-0-
Proceeds from notes payable	211,800	100,000
Repayments of notes payable	-0-	(20,300)
Net cash provided by (used in) financing activities	3,058,083	1,271,109

Effect of exchange rate change on cash and cash equivalents	(13,389)	-0-
Net increase (decrease) in cash and cash equivalents	1,056,889	192,253
Cash and cash equivalents at beginning of period	38,254	9,931
Cash and cash equivalents at end of period	$1,095,143	$202,184

	For the six months ended
	June 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-
Interest	$9,775	$5,494

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$865,001	$-0-
Common stock issued for accrued interest	$68,552	$-0-
Conversion of Series B common stock warrants on a cashless basis	$-0-	$150,000
Exercise of Series B Placement Agent Unit Option on a cashless basis	$-0-	$557,013
Conversion of 10% Convertible Notes Payable into common stock	$12,500	$-0-
Common stock tendered in exercise of incentive stock options	$28,734	$-0-
Conversion of Series B Preferred Stock into common stock	$-0-	$150,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, CRO (“CRO”), and other clinical trial sponsors. TrialMaster®, the Company’s EDC software application, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first six months of fiscal 2007, we spent approximately $435,000 on R & D activities, the majority of which represented salaries to our developers. During the first six months of fiscal 2006 we spent approximately $308,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $58,539 and $58,539 as of June 30, 2007 and December 31, 2006, respectively.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 60% of our revenues during the six months ended June 30, 2007 and approximately 49% of our revenues during the six months ended June 30, 2006. Three customers accounted individually for 10% or more of our revenues during the first six months of fiscal 2007.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30, 2007, the Company had $1,655,202 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using TrialMaster can last from one month to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, corrected copy” and 101 “Revenue Recognition in Financial Statements (SAB 101)”. SAB 101 and 104 require that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $93,679 and $47,723 for the six months ended June 30, 2007 and June 30, 2006, respectively. Advertising costs consist primarily of amounts we spend in industry trade publications, in attending or presenting at industry conferences and in developing our public relations and marketing materials.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $435,000 and $308,000 for the six months ended June 30, 2007 and June 30, 2006 respectively.

EMPLOYEE EQUITY INCENTIVE PLANS

The Company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the Company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the quarter ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the NASD OTC Bulletin-Board) on the date of grant. The value of the granted options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

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

The estimated value of employee stock options granted during the six months ended June 30, 2007 was $310,880 ($163,545 for the six months ended June 30, 2006). The value of options granted in 2007 and 2006 was estimated at the date of grant using the following assumptions:

	2007	2006
Risk-free interest rate	4.86%	4.55%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	93.6%	100.1%
Dividend yield	0%	0%

An analysis of historical information is used to determine the Company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of June 30, 2007, substantially all of the company’s employees were participating in the 1998 Plan and approximately 8,528,270 options were outstanding. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and seven years from the date of grant for officers and directors of the Company.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 53,636,872 and 30,844,522 for the six month periods ended June 30, 2007 and June 30, 2006, respectively. Basic earnings per share were calculated using the weighted average number of shares outstanding of 56,250,109 and 33,224,741 for the three month periods ended June 30, 2007 and June 30, 2006, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 8,528,270 shares of common stock at prices ranging from $.15 to $2.75 per share were outstanding at June 30, 2007. Warrants to purchase 1,366,756 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at June 30, 2007.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending June 30, 2007 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	NOTES PAYABLE

At June 30, 2007, the Company owed $296,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Origination	Due	Interest		Short	Long
Date	Date	Rate	Amount	Term	Term
01/16/07	01/01/09	9.00%	$51,800	$-0-	$51,800
01/16/07	01/01/09	9.00%	60,000	-0-	60,000
12/31/06	01/01/09	9.00%	185,000	-0-	185,000

			$296,800	$-0-	$296,800

NOTE 5:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2007 are as follows:

2007	$125,193
2008	253,242
2009	225,369
2010	229,902
2011	77,143
Total	$910,849

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $152,180 and $80,049 for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first six months of fiscal 2007 and 2006, we spent approximately $435,000 and $308,000 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Six Months ended June 30, 2007 Compared with the Six-Months ended June 30, 2006

Results of Operations

A summarized version of our results of operations for the six-months ended June 30, 2007 and June 30, 2006 is included in the table below.

Summarized Statement of Operations

	For the six months ended
	June 30,
		% of		% of	$	%
	2007	Revenues	2006	Revenues	Change	Change
Total revenues	$1,898,822		$1,222,263		$676,559	55.4%

Cost of sales	476,021	25.1%	459,814	37.6%	16,207	3.5%

Gross margin	1,422,801	74.9%	762,449	62.4%	660,352	86.6%

Salaries, benefits and related taxes	2,554,387	134.5%	1,470,734	120.3%	1,083,653	73.7%
Rent	152,180	8.0%	80,049	6.5%	72,131	90.1%
Consulting	163,694	8.6%	150,625	12.3%	13,069	8.7%
Selling, general and administrative	242,438	12.8%	139,745	11.4%	102,693	73.5%
Total Operating Expenses	3,459,417	182.2%	2,107,524	172.4%	1,351,893	64.1%

Operating income (loss)	(2,036,616)	-107.3%	(1,345,075)	-110.0%	(691,541)	51.4%

Interest Expense	32,400	1.7%	152,164	12.4%	(119,764)	-78.7%
Interest income	13,020	0.7%	-	0.0%	13,020	0.0%

Net (loss)	(2,055,996)	-108.3%	(1,497,239)	-122.5%	(558,757)	37.3%
Total preferred stock dividends	(255,424)	-13.5%	(258,087)	-21.1%	2,663	-1.0%

Net (loss) attributable to common stockholders	$(2,311,420)	-121.7%	$(1,755,326)	-143.6%	$(556,094)	31.7%

Results of Operations

Revenues for the six-months ended June 30, 2007 were $1,898,822 compared to $1,222,263 for the six-months ended June 30, 2006, an increase of 55.4%. The revenue increase can be attributed to a 60% increase in projects under management. Industry acceptance of EDC continues to increase and CenterWatch, an industry trade group, estimates that EDC use in 2004 was an estimated 25% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the six-month period ended June 30, 2007 approximately 64.7% of revenues was generated by trial setup activities, 27.4% was generated from on-going maintenance fees and approximately 7.9% was generated from fees charged for changes to on-going clinical trial engagements. During the six-month period ended June 30, 2006 we generated 72.2% of revenues from setup fees, 17.7% from on-going maintenance fees and 9.8% from project change orders. Generally, our contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition” and No. 104 “Revenue Recognition, corrected copy” which require that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 60% of our revenues during the six-month period ended June 30, 2007 and approximately 49% of our revenues during the six-month period ended June 30, 2006. Three customers accounted individually for 10% or more of our revenues during the six-month period ended June 30, 2007. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $476,021 for the six month period ended June 30, 2007 compared to $459,814 for the six month period ended June 30, 2006, an increase of 3.5%. Cost of goods sold were approximately 25.1% of sales for the six-month period ended June 30, 2007 compared to 37.6% for the six-month period ended June 30, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of one additional programmer and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales for the remainder of fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. In addition, we expect the cost of service for our licensing business model to approximate 25% of revenues when we begin our licensing operations during the second half of fiscal 2007. We expect the current version of TrialMaster, (V4.0), to increase the efficiency of trial building operations by 20 to 25%. V4.0 of TrialMaster is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 73.8% of total Operating Expenses for the six month period ended June 30, 2007 compared with 69.8% of total Operating Expenses for the six month period ended June 30, 2006. Salaries and related expenses totaled $2,554,387 for the six month period ended June 30, 2007 compared to $1,470,734 for the six month period ended June 30, 2006, an increase of 73.7%. During the six months ended June 30, 2007 and June 30, 2006 we incurred approximately $306,018 and $163,545, in salary expense, respectively, in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future. We currently employ approximately 47 employees out of our Fort Lauderdale, Florida corporate office, nine out-of-state employees and we have two employees working for our wholly-owned German subsidiary. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2007. We anticipate that the commercialization of our licensed TrialMaster product will require the addition of employees who will provide installation, implementation, training and other consulting services associated with the transfer of our TrialMaster technology on a licensed basis. We expect that the costs incurred related to the technology transfers of TrialMaster on a licensed basis will be offset by the revenues generated from these sales. We will look to selectively add experienced sales and marketing personnel in fiscal 2007 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $72,131 during the six month period ended June 30, 2007 when compared to the six-month period ended June 30, 2006. We entered into a corporate office lease in May 2006 that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2008.

Legal and professional fees totaled $152,429 for the six month period ended June 30, 2007 compared with $106,432 for the six month period ended June 30, 2006, an increase of approximately $45,997. We recorded $45,000 in financial advisory fees during the six months ended June 30, 2007 compared with $30,000 for the six months ended June 30, 2006. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $242,438 for the six month period ended June 30, 2007 compared to $139,745 for the six month period ended June 30, 2006, an increase of 73.5%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $47,960 for the six month period ended June 30, 2007 from $45,719 for the six month period ended June 30, 2006 to $93,679 for the six month period ended June 30, 2007, an increase of approximately 104.9%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $32,400 during the six month period ended June 30, 2007 compared to $152,164 for the six-month period ended June 30, 2006, a decrease of $119,764 or 78.7%. The decrease can be attributed to the conversion of long-term debt in the aggregate amount of $3,851,042 we effected in December 2006 and March 2007.

We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the six-month period ended June 30, 2007 we issued $211,800 in promissory notes. During the six-month period ended June 30, 2006 we issued $100,000 in promissory notes.

There were arrearages of $101,837 in 5% Series A Preferred Stock dividends, $19,836 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends for the six month period ended June 30, 2007, compared with arrearages of $101,837 in 5% Series A Preferred Stock dividends, $22,499 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends for the six month period ended June 30, 2006. We deducted $255,424 and $258,087 to calculate Net Income (Loss) Attributable to Common Stockholders for the six-month periods ended June 30, 2007 and June 30, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three Months ended June 30, 2007 Compared with the Three-Months ended June 30, 2006

Results of Operations

A summarized version of our results of operations for the three-months ended June 30, 2007 and June 30, 2006 is included in the table below.

Summarized Statement of Operations

	For the three months ended
	June 30,
		% of		% of	$	%
	2007	Revenues	2006	Revenues	Change	Change
Total revenues	$1,076,571		$702,752		$373,819	53.2%

Cost of sales	261,935	24.3%	275,853	39.3%	(13,918)	-5.0%

Gross margin	814,636	75.7%	426,899	60.7%	387,737	90.8%

Salaries, benefits and related taxes	1,258,342	116.9%	744,616	106.0%	513,726	69.0%
Travel	63,878	5.9%	70,504	10.0%	(6,626)	-9.4%
Selling, general and administrative	94,458	8.8%	84,387	12.0%	10,071	11.9%
Bad debt expense	-	0.0%	-	0.0%	-	N/M
Depreciation and amortization	22,555	2.1%	15,250	2.2%	7,305	47.9%
Total Operating Expenses	1,669,157	155.0%	1,110,435	158.0%	558,722	50.3%

Operating income (loss)	(854,521)	-79.4%	(683,536)	-97.3%	(170,985)	25.0%

Interest Expense	8,792	0.8%	76,409	10.9%	(67,617)	-88.5%
Interest income	10,210	0.9%	-	0.0%	10,210	N/M

(Loss) before income taxes and dividends	(853,103)	-79.2%	(759,945)	-108.1%	(93,158)	12.3%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(853,103)	-79.2%	(759,945)	-108.1%	(93,158)	12.3%

Total preferred stock dividends	(128,418)	-11.9%	(128,418)	-18.3%	-	0.0%

Net (loss) attributable to common stockholders	$(981,521)	-91.2%	$(888,363)	-126.4%	$(93,158)	10.5%

Results of Operations

Revenues for the three-months ended June 30, 2007 were $1,076,571 compared to $702,752 for the three-months ended June 30, 2006, an increase of 53.2%. The revenue increase can be attributed to a 60% increase in projects under management. Industry acceptance of EDC continues to increase and CenterWatch, an industry trade group, estimates that EDC use in 2004 was an estimated 25% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the three-month period ended June 30, 2007 approximately 63.9% of revenues was generated by trial setup activities, 27.5% was generated from on-going maintenance fees and approximately 8.6% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended June 30, 2006 we generated 72.9% of revenues from setup fees, 16.5% from on-going maintenance fees and 10.6% from project change orders. Generally, our contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, correct copy” and No. 101 “Revenue Recognition” which require that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold decreased to $261,935 for the three month period ended June 30, 2007 compared to $275,853 for the three month period ended June 30, 2006, a decrease of 5.0%. Cost of goods sold were approximately 24.3% of sales for the three-month period ended June 30, 2007 compared to 39.3% for the three-month period ended June 30, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of one additional programmer and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during the remainder of fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. In addition, we expect the cost of service for our licensing business model to approximate 25% of revenues when we begin our licensing operations during the second half of fiscal 2007. We expect the current version of TrialMaster, (V4.0), to increase the efficiency of trial building operations by 20 to 25%. V4.0 of TrialMaster is being designed using Microsoft’s .Net framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet. .

Salaries and related expenses are our biggest expense at 75.3% of total Operating Expenses for the three month period ended June 30, 2007 compared with 67.1% of total Operating Expenses for the three month period ended June 30, 2006. Salaries and related expenses totaled $1,258,342 for the three month period ended June 30, 2007 compared to $744,616 for the three month period ended June 30, 2006, an increase of 69.0%. During the three months ended June 30, 2007 and June 30, 2006 we incurred approximately $132,918 and $-0-, in salary expense, respectively, in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future. We currently employ approximately 47 employees out of our Fort Lauderdale, Florida corporate office, nine out-of-state employees and we have two employees working for our wholly-owned German subsidiary. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2007. We anticipate that the commercialization of our licensed TrialMaster product will require the addition of employees who will provide installation, implementation, training and other consulting services associated with the transfer of our TrialMaster technology on a licensed basis. We expect that the costs incurred related to the technology transfers of TrialMaster on a licensed basis will be offset by the revenues generated from these sales. We will look to selectively add experienced sales and marketing personnel in fiscal 2007 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $45,874 during the three month period ended June 30, 2007 when compared to the three-month period ended June 30, 2006. We entered into a corporate office lease in May 2006 that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Legal and professional fees totaled $85,580 for the three month period ended June 30, 2007 compared with $83,717 for the three month period ended June 30, 2006, an increase of approximately $1,863. We recorded $22,500 in financial advisory fees during the three months ended June 30, 2007 compared with $30,000 for the three months ended June 30, 2006. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $94,458 for the three month period ended June 30, 2007 compared to $84,387 for the three month period ended June 30, 2006, an increase of 11.9%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $16,672 for the three month period ended June 30, 2007 from $32,772 for the three month period ended June 30, 2006 to $16,100 for the three month period ended June 30, 2007, a decrease of approximately 50.9%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $8,792 during the three month period ended June 30, 2007 compared to $76,409 for the three-month period ended June 30, 2006, a decrease of $67,617 or 88.5%. The decrease can be attributed to the conversion of long-term debt in the aggregate amount of $3,851,042 we effected in December 2006 and March 2007.

There were arrearages of $51,200 in 5% Series A Preferred Stock dividends, $9,973 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three month period ended June 30, 2007, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $9,973 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three month period ended June 30, 2006. We deducted $128,418 and $128,418 to calculate Net Income (Loss) Attributable to Common Stockholders for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations.

The table provided below summarizes key measures of our liquidity and capital resources:

	June 30,	December 31,
	2007	2006	Change
Cash	1,095,143	38,254	1,056,889
Accounts Receivable, net of allowance for doubtful accounts	426,970	286,708	140,262
Current Assets	1,549,768	366,988	1,182,780

Accounts Payable and accrued expenses	484,429	645,375	(160,945)
Accrued payroll taxes	87,477	74,766	12,711
Deferred revenue	1,655,202	1,643,566	11,636
Convertible notes payable	87,500	100,000	(12,500)
Current Liabilities	2,314,608	2,813,707	(499,098)

Working Capital (Deficit)	(764,840)	(2,446,719)	1,681,878

	Disclosure for the
	six months ended
	June 30, 2007	June 30, 2006
Net cash provided by (used in) operating activities	(1,908,074)	(900,920)
Net cash provided by (used in) investing activities	(79,731)	(177,936)
Net cash provided by financing activities	3,058,083	1,271,109

Net increase (decrease) in cash and cash equivalents	1,056,888	192,253

Cash and cash equivalents increased by $1,056,888 from $38,254 to $1,095,142 at June 30, 2007. This was the result of cash provided by financing activities of $3,058,083 offset by cash used in operating activities of approximately $1,908,074 and $79,731 used in investing activities. The significant components of the activity include a loss from operations of approximately $2,055,996 offset by non-cash transactions of $410,710 and approximately $3,058,083 we raised through the issuance of debt and equity securities offset by $79,731 used in investing activities and decreases in cash of $262,788 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2007:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	384,300	87,500	(2)	296,800	(3)	0	0
Operating Lease Obligations	910,850	251,100		239,281		227,611	192,858
Financial Advisory Agreement	225,000	90,000		90,000		45,000	0
Total	1,520,150	428,600		626,081		272,611	192,858

1.	Amounts do not include interest to be paid.
2.	Includes $87,500 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
3.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature on January 1, 2009.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $148,442 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We began providing services to some of these entities during 2003 and we have experienced success in broadening our client roster over the past three fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation should also increase the credibility of the Company to the clinical trial market.

We experienced increased success in marketing TrialMaster during fiscal 2006 and the first six months of fiscal 2007. During the last six fiscal quarters we have entered into approximately $9.3 million in contracts for trials to be serviced over the next five years. These contracts included 36 clinical trial engagements with eighteen new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2007, we began commercializing our products on a licensed basis. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Technology Transition (partial transfer with some services performed by OmniComm) or Technology Transfer, should allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. According to Contract Pharma there is an industry-wide emphasis in establishing strategic relationships with CROs. We believe these relationships will provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users should increase our ability to provide rapidly developed, cost effective solutions for our clients.

We believe that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2007. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We believe that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the six months ending June 30, 2007, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2007.

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

Revenue Recognition Policy

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and change orders. The clinical trials that are conducted using TrialMaster can last from one month to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and payroll taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes, in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, corrected copy” and No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 and 104 require that revenues be recognized ratably over the life of a contract. In accordance with SAB 101 the Company will record revenues over the estimated lives of the contracts.

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

ITEM 3.  CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being June 30, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure (i) that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

OmniComm Systems, Inc.

By:	/s/Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	August 14, 2007

By:	/s/Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	August 14, 2007