Form 10QSB
period 2007-09-30
OMNICOMM SYSTEMS INC
filed 2007-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Exact name of Small Business Issuer as specified in its Charter)

Delaware	11-3349762
State of Incorporation	IRS Employer Identification Number

2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL	33309
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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 5, 2007: 57,620,623 common stock $.001 par value.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-QSB FOR

THE NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets – September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations – Nine and Three Months Ended September 30, 2007 and September 30, 2006	4

Consolidated Statements of Cash Flows – Nine months Ended September 30, 2007 and September 30, 2006	5

Notes to Consolidated Unaudited Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 4. Submission of Matters to a Vote of Security Holders.	27

Item 6. Exhibits	28

SIGNATURES	29

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO—Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO—Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$516,848	$38,254
Accounts receivable, net of allowance for doubtful accounts of $2,586 and $58,539 in 2007 and 2006, respectively	784,185	286,708
Prepaid expenses and other assets	15,256	42,026

Total current assets	1,316,289	366,988

PROPERTY AND EQUIPMENT, net	271,217	199,931

OTHER ASSETS
Intangible assets	2,446	2,686
Other assets	-0-	12,937

TOTAL ASSETS	$1,589,952	$582,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$444,354	$645,375
Accrued payroll taxes	23,127	74,766
10% Convertible Notes	87,500	100,000
Notes payable – current portion	-0-	350,000
Deferred revenue	2,075,268	1,643,566

Total current liabilities	2,630,249	2,813,707

NOTES PAYABLE, net of current portion	111,800	415,000
NOTES PAYABLE RELATED PARTY, net of current portion	185,000	185,000

TOTAL LIABILITIES	2,927,049	3,413,707

COMMITMENTS AND CONTINGENCIES (see Note 5)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, 48,000 and 50,000 issued and outstanding, respectively; liquidation preference $480,000 and $500,000, respectively	48	50

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,215,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,215,224 and $4,215,224, respectively	4,215	4,215

Common stock – 150,000,000 shares authorized, 57,620,623 and 47,972,091 issued and outstanding, after deducting 802,612 and 773,878 shares of treasury stock, at $.001 par value, respectively	58,374	48,697
Additional paid in capital – preferred	7,683,504	7,703,502
Additional paid in capital – common	26,844,378	21,719,097
Stock subscription receivable	(40)	(1,250)
Less: Treasury stock, cost method, 802,612 and 773,878 shares, respectively	(369,389)	(351,861)
Accumulated other comprehensive income	(28,953)	(2,041)
Accumulated deficit	(35,529,571)	(31,951,911)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,337,097)	(2,831,165)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,589,952	$582,542

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2007	2006	2007	2006
Revenues
Net sales	$2,741,631	$2,011,210	842,809	$788,947

Cost of sales	770,879	697,931	294,858	238,117

Gross margin	1,970,752	1,313,279	547,951	550,830

Operating expenses
Salaries, benefits and related taxes	4,124,147	2,307,116	1,569,760	836,383
Rent & occupancy expenses	238,402	132,723	86,222	52,674
Consulting	231,926	281,602	68,232	130,977
Legal and professional fees	208,637	172,940	63,263	66,508
Travel	195,800	149,270	84,944	52,154
Telephone and internet	83,551	63,745	35,192	23,125
Selling, general and administrative	367,272	245,039	124,833	105,295
Depreciation and amortization	67,476	38,675	25,346	16,470

Total operating expenses	5,517,211	3,391,110	2,057,792	1,283,586

Operating income (loss)	(3,546,459)	(2,077,831)	(1,509,841)	(732,756)

Other income (expense)
Interest expense	(48,838)	(229,296)	(16,439)	(77,132)
Interest income	17,637	-0-	4,617	-0-

(Loss) before taxes and preferred dividends	(3,577,660)	(2,307,127)	(1,521,663)	(809,888)

Net income (loss)	(3,577,660)	(2,307,127)	(1,521,663)	(809,888)

Preferred stock dividends in arrears Series A Preferred	(152,474)	(153,600)	(50,637)	(51,763)
Preferred stock dividends in arrears Series B Preferred	(29,480)	(32,581)	(9,644)	(10,082)
Preferred stock dividends in arrears Series C Preferred	(200,257)	(201,736)	(66,506)	(67,984)

Total preferred stock dividends	(382,211)	(387,917)	(126,787)	(129,829)

Net income (loss) attributable to common stockholders	(3,959,871)	$(2,695,044)	(1,648,450)	$(939,717)

Net (loss) per share, basic and diluted	($0.07)	$(0.08)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	54,582,518	33,151,747	56,439,290	38,349,658

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,577,660)	$(2,307,127)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,476	38,675
Employee stock option wage expense	651,666	163,545
Common stock issued for accrued interest	76,052	-0-
Common stock issued for accrued expenses	37,500	-0-
Common stock issued in cashless exercise of stock options	(6,210)	-0-

Change in assets and liabilities:
Accounts receivable	(497,478)	(18,284)
Prepaid expenses and other assets	26,770	(22,919)
Other assets	-0-	(11,292)
Accounts payable and accrued expenses	(242,037)	337,336
Deferred revenue	431,701	556,125

Net cash provided by (used in) operating activities	(3,032,220)	(1,263,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	-0-	(3,065)
Sales of property and equipment	-0-	2,500
Purchase of property and equipment	(138,012)	(206,265)

Net cash provided by (used in) investing activities	(138,012)	(206,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	3,429,966	1,486,845
Proceeds from stock option exercise	30,917	1,500
Proceeds from stock subscription receivable	1,250	-0-
Proceeds from notes payable	211,800	100,000
Repayments of notes payable	-0-	(20,300)

Net cash provided by (used in) financing activities	3,673,933	1,568,045

Effect of exchange rate change on cash and cash equivalents	(25,107)	3,338
Net increase (decrease) in cash and cash equivalents	478,594	100,612
Cash and cash equivalents at beginning of period	38,254	9,931

Cash and cash equivalents at end of period	$516,848	$110,543

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

(unaudited)

(continued)

	For the nine months ended September 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$10,400	$10,237

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$858,230	$-0-
Common stock issued for accrued interest	$68,552	$-0-
Conversion of Series B common stock warrants on a cashless basis	$-0-	$250,000
Exercise of Series B Placement Agent Unit Option on a cashless basis	$-0-	$557,013
Conversion of 10% Convertible Notes Payable into common stock	$12,500	$-0-
Common stock tendered in exercise of incentive stock options	$28,734	$-0-
Conversion of Series B Preferred Stock into common stock	$20,000	$150,000
Common stock issued for accrued expenses	$102,375	$-0-

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first nine months of fiscal 2007, we spent approximately $638,000 on R & D activities, the majority of which represented salaries to our developers. During the first nine months of fiscal 2006 we spent approximately $557,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $2,586 and $58,539 as of September 30, 2007 and December 31, 2006, respectively.

CONCENTRATION OF CREDIT RISK

Accounts receivable subject the Company to its highest potential concentration of credit risk. The Company reserves for credit losses. The Company does not require collateral on trade accounts receivables. Our top five customers accounted for approximately 53% of our revenues during the nine months ended September 30, 2007 and approximately 50% of our revenues during the nine months ended September 30, 2006. Three customers accounted individually for 10% or more of our revenues during the first nine months of fiscal 2007.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2007, the Company had $2,075,627 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $131,995 and $86,195 for the nine months ended September 30, 2007 and September 30, 2006, respectively. Advertising costs consist primarily of amounts we spend in industry trade publications, in attending or presenting at industry conferences and in developing our public relations and marketing materials.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $638,000 and $557,000 for the nine months ended September 30, 2007 and September 30, 2006 respectively.

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

The estimated value of employee stock options granted during the nine months ended September 30, 2007 was $741,760 ($926,045 for the nine months ended September 30, 2006). The value of options granted in 2007 and 2006 was estimated at the date of grant using the following assumptions:

	2007	2006
Risk-free interest rate	4.67%	4.67%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	92.9%	99.3%
Dividend yield	0%	0%

An analysis of historical information is used to determine the Company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of September 30, 2007, substantially all of the company’s employees were either participating or expected to participate in the 1998 Plan and approximately 9,013,270 options were outstanding. Options granted under the 1998 Plan will generally expire seven years from the date of grant for most employees and seven years from the date of grant for officers and directors of the Company.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 54,582,518 and 33,151,747 for the nine month periods ended September 30, 2007 and September 30, 2006, respectively. Basic earnings per share were calculated using the weighted average number of shares outstanding of 56,439,290 and 38,349,658 for the three month periods ended September 30, 2007 and September 30, 2006, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 9,013,270 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at September 30, 2007. Warrants to purchase 1,316,756 shares of common stock at prices ranging from $0.25 to $0.50 per share were outstanding at September 30, 2007.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value and, while not requiring new fair value measurements, may change current practices. The standard is effective for the Company beginning in fiscal 2009. The Company is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for the Company beginning in fiscal 2009. The Company has not yet determined the impact, if any, of the adoption of SFAS 159.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending September 30, 2007 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 4:	NOTES PAYABLE

At September 30, 2007, the Company owed $296,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
01/16/07	01/01/09	9.00%	$51,800	$-0-	$51,800
01/16/07	01/01/09	9.00%	60,000	-0-	60,000
12/31/06	01/01/09	9.00%	185,000	-0-	185,000

			$296,800	$-0-	$296,800

NOTE 5:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2007 are as follows:

2007	$66,140
2008	275,058
2009	247,833
2010	253,014
2011	84,919

Total	$926,964

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $238,402 and $132,723 for the nine months ended September 30, 2007 and September 30, 2006, respectively.

NOTE 6:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

During September 2007, Cornelis Wit, our President and CEO and a member of our Board of Directors, purchased 150,000 share of common stock at a price of $0.67 per share resulting in gross proceeds to the Company of $100,500.

During March 2007, Fernando Montero, who was appointed as a member of our Board of Directors on July 27, 2007, purchased 500,000 shares of our common stock at a price of $0.50 per share, resulting in gross proceeds to the Company of $250,000. In addition, Atlantic Balanced Fund, a corporation formed under the laws of the British Virgin Islands (“ABF”) purchased 2,500,000 shares of our common stock resulting in gross proceeds to the Company of $1,250,000. Mentor Capital Corporation is the fund manager for ABF and has voting and dispositive control over the shares held by ABF. Mr. Montero is the president, director and sole owner of Mentor Capital Corporation and may be considered the beneficial owner of the 2,500,000 shares held by ABF.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7:	SUBSEQUENT EVENTS

During October 2007, we sold an aggregate of 623,881 shares of our common stock to accredited investors resulting in gross proceeds of $418,000. This private placement was exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors, except Cornelis Wit, our President and CEO and a member of our Board of Directors who purchased 150,000 shares, were our affiliates. The Company will record a placement fee of $33,440 payable to the Placement Agent, Noesis Capital, for the Private Placement of these securities.

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

During fiscal 2007, the Company has sought and will continue to seek to execute its operating strategy. The primary focus of our strategy includes:

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

A crucial success factor in the EDC industry is the overall penetration of our industry into the domestic and international clinical trial market. Health Industry Insights, an industry publication, estimates that as of 2007 approximately 45% of clinical trials are conducted with the use of EDC. CenterWatch estimates that U.S. clinical R & D was at $31.5 billion in 2005. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first nine months of fiscal 2007 and 2006, we spent approximately $638,000 and $557,000 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Nine months ended September 30, 2007 Compared with the Nine-months ended September 30, 2006

Results of Operations

A summarized version of our results of operations for the nine-months ended September 30, 2007 and September 30, 2006 is included in the table below.

Summarized Statement of Operations

	For the nine months ended September 30,
	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Total revenues	$2,741,631		$2,011,210		$730,421	36.3%
Cost of sales	770,879	28.1%	697,931	34.7%	72,948	10.5%

Gross margin	1,970,752	71.9%	1,313,279	65.3%	657,473	50.1%

Salaries, benefits and related taxes	4,124,147	150.4%	2,307,116	114.7%	1,817,031	78.8%
Rent	238,402	8.7%	132,723	6.6%	105,679	79.6%
Consulting	231,926	8.5%	281,602	14.0%	(49,676)	-17.6%

Selling, general and administrative	367,272	13.4%	245,039	12.2%	122,233	49.9%
Total Operating Expenses	5,517,211	201.2%	3,391,110	168.6%	2,126,101	62.7%

Operating income (loss)	(3,546,459)	-129.4%	(2,077,831)	-103.3%	(1,468,628)	70.7%

Interest Expense	48,838	1.8%	229,296	11.4%	(180,458)	-78.7%
Interest income	17,637	0.6%	—	0.0%	17,637	0.0%

Net (loss)	(3,577,660)	-130.5%	(2,307,127)	-114.7%	(1,270,533)	55.1%
Total preferred stock dividends	(382,211)	-13.9%	(387,917)	-19.3%	5,706	-1.5%

Net (loss) attributable to common stockholders	$(3,959,871)	-144.4%	$(2,695,044)	-134.0%	$(1,264,827)	46.9%

Results of Operations

Revenues for the nine-months ended September 30, 2007 were $2,741,631 compared to $2,011,210 for the nine-months ended September 30, 2006, an increase of 36.3%. The revenue increase can be attributed to a 57% increase in projects under management. Industry acceptance of EDC continues to increase and Health Industry Insights, an industry trade group, estimates that EDC use in 2006 was an estimated 30% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the nine-month period ended September 30, 2007 approximately 62.0% of revenues was generated by trial setup activities, 29.3% was generated from on-going maintenance fees and approximately 8.6% was generated from fees charged for changes to on-going clinical trial engagements. During the nine-month period ended September 30, 2006 we generated 71.3% of revenues from setup fees, 18.8% from on-going maintenance fees and 10.0% from project change orders. Generally, our contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition” and No. 104 “Revenue Recognition, corrected copy” which require that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 53% of our revenues during the nine-month period ended September 30, 2007 and approximately 50% of our revenues during the nine-month period ended September 30, 2006. Three customers accounted individually for 10% or more of our revenues during the nine-month period ended September 30, 2007. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $770,879 for the nine month period ended September 30, 2007 compared to $697,931 for the nine month period ended September 30, 2006, an increase of 10.5%. Cost of goods sold were approximately 28.1% of sales for the nine-month period ended September 30, 2007 compared to 34.7% for the nine-month period ended September 30, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of three additional programmers and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales for the remainder of fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. In addition, we expect the cost of service for our licensing business model to approximate 25% of revenues when we begin our licensing operations during the fourth quarter of fiscal 2007 or first quarter of fiscal 2008.

Salaries and related expenses are our biggest expense at 74.8% of total Operating Expenses for the nine-month period ended September 30, 2007 compared with 68.0% of total Operating Expenses for the nine-month period ended September 30, 2006. Salaries and related expenses totaled $4,124,147 for the nine-month period ended September 30, 2007 compared to $2,307,116 for the nine-month period ended September 30, 2006, an increase of 78.8%. During the nine-months ended September 30, 2007 and September 30, 2006 we incurred approximately $651,666 and $163,545, in salary expense, respectively, in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future. We currently employ approximately 50 employees out of our Fort Lauderdale, Florida corporate office, nine out-of-state employees and we have three employees working for our wholly-owned German subsidiary. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during the remainder of fiscal 2007. We anticipate that the commercialization of our licensed TrialMaster product will require the addition of employees who will provide installation, implementation, training and other consulting services associated with the transfer of our TrialMaster technology on a licensed basis. We expect that the costs incurred related to the technology transfers of TrialMaster on a licensed basis will be offset by the revenues generated from these sales. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $105,679 during the nine-month period ended September 30, 2007 when compared to the nine-month period ended September 30, 2006. This increase was primarily due to the increase in rent under a new corporate office lease entered into in May 2006 that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2008.

Legal and professional fees totaled $208,637 for the nine month period ended September 30, 2007 compared with $172,940 for the nine month period ended September 30, 2006, an increase of approximately $35,697, due primarily to an increase in accounting services provided by our payroll service provider and an increase in audit and audit related fees. We recorded $67,500 in financial advisory fees during the nine months ended September 30, 2007 compared with $60,000 for the nine months ended September 30, 2006. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $367,272 for the nine month period ended September 30, 2007 compared to $245,039 for the nine month period ended September 30, 2006, an increase of 49.9%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $45,800 for the nine month period ended September 30, 2007 from $86,195 for the nine month period ended September 30, 2006 to $131,995 for the nine month period ended September 30, 2007, an increase of approximately 53.1%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $48,838 during the nine month period ended September 30, 2007 compared to $229,296 for the nine-month period ended September 30, 2006, a decrease of $180,458 or 78.7%. The decrease can be attributed to the conversion of long-term debt in the aggregate amount of $3,851,042 we effected in December 2006 and March 2007.

We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the nine-month period ended September 30, 2007 we issued $211,800 in promissory notes. During the nine-month period ended September 30, 2006 we issued $100,000 in promissory notes.

There were arrearages of $152,474 in 5% Series A Preferred Stock dividends, $29,480 in Series B Preferred Stock dividends and $200,257 in Series C Preferred Stock dividends for the nine month period ended September 30, 2007, compared with arrearages of $153,600 in 5% Series A Preferred Stock dividends, $32,581 in Series B Preferred Stock dividends and $201,736 in Series C Preferred Stock dividends for the nine month period ended September 30, 2006. We deducted $382,211 and $387,917 to calculate Net Income (Loss) Attributable to Common Stockholders for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three Months ended September 30, 2007 Compared with the Three-Months ended September 30, 2006

Results of Operations

A summarized version of our results of operations for the three-months ended September 30, 2007 and September 30, 2006 is included in the table below.

Summarized Statement of Operations

	For the three months ended September 30,
	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Total revenues	$842,809		$788,947		$53,862	6.8%
Cost of sales	294,858	35.0%	238,117	30.2%	56,741	23.8%

Gross margin	547,951	65.0%	550,830	69.8%	(2,879)	-0.5%

Salaries, benefits and related taxes	1,569,760	186.3%	836,383	106.0%	733,377	87.7%
Travel	84,944	10.1%	52,154	6.6%	32,790	62.9%
Selling, general and administrative	124,833	14.8%	105,295	13.3%	19,538	18.6%
Bad debt expense	—	0.0%	—	0.0%	—	N/M
Depreciation and amortization	25,346	3.0%	16,470	2.1%	8,876	53.9%

Total Operating Expenses	2,057,792	244.2%	1,283,586	162.7%	774,206	60.3%

Operating income (loss)	(1,509,841)	-179.1%	(732,756)	-92.9%	(777,085)	106.0%

Interest Expense	16,439	2.0%	77,132	9.8%	(60,693)	-78.7%
Interest income	4,617	0.5%	—	0.0%	4,617	N/M

(Loss) before income taxes and dividends	(1,521,663)	-180.5%	(809,888)	-102.7%	(711,775)	87.9%
Income tax expense (benefit)	-0-	0.0%	-0-	0.0%	-0-	N/M

Net (loss)	(1,521,663)	-180.5%	(809,888)	-102.7%	(711,775)	87.9%

Total preferred stock dividends	(126,787)	-15.0%	(129,829)	-16.5%	3,042	-2.3%

Net (loss) attributable to common stockholders	$(1,648,450)	-195.6%	$(939,717)	-119.1%	$(708,733)	75.4%

Results of Operations

Revenues for the three-months ended September 30, 2007 were $842,809 compared to $788,947 for the three-months ended September 30, 2006, an increase of 6.8%. The revenue increase can be attributed to a 57% increase in projects under management. Industry acceptance of EDC continues to increase and Health Industry Insights, an industry trade group, estimates that EDC use in 2006 was an estimated 30% of clinical trials. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the three-month period ended September 30, 2007 approximately 56.1% of revenues was generated by trial setup activities, 33.8% was generated from on-going maintenance fees and approximately 10.2% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended September 30, 2006 we generated 69.5% of revenues from setup fees, 20.3% from on-going maintenance fees and 10.2% from project change orders. Generally, our contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition, correct copy” and No. 101 “Revenue Recognition” which require that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold decreased to $294,858 for the three month period ended September 30, 2007 compared to $238,117 for the three month period ended September 30, 2006, a decrease of 23.8%. Cost of goods sold were approximately 35.0% of sales for the three-month period ended September 30, 2007 compared to 30.2% for the three-month period ended September 30, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of four additional programmers and a training specialist as part of our trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during the remainder of fiscal 2007. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. In addition, we expect the cost of service for our licensing business model to approximate 25% of revenues when we begin our licensing operations during the fourth quarter of fiscal 2007 or first quarter of fiscal 2008.

Salaries and related expenses are our biggest expense at 76.3% of total Operating Expenses for the three month period ended September 30, 2007 compared with 65.2% of total Operating Expenses for the three month period ended September 30, 2006. Salaries and related expenses totaled $1,569,760 for the three month period ended September 30, 2007 compared to $836,383 for the three month period ended September 30, 2006, an increase of 87.7%. During the three months ended September 30, 2007 and September 30, 2006 we incurred approximately $345,648 and $-0-, in salary expense, respectively, in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future. We currently employ approximately 50 employees out of our Fort Lauderdale, Florida corporate office, nine out-of-state employees and we have two employees working for our wholly-owned German subsidiary. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2007. We anticipate that the commercialization of our licensed TrialMaster product will require the addition of employees who will provide installation, implementation, training and other consulting services associated with the transfer of our TrialMaster technology on a licensed basis. We expect that the costs incurred related to the technology transfers of TrialMaster on a licensed basis will be offset by the revenues generated from these sales. We will look to selectively add experienced sales and marketing personnel in fiscal 2007 in an effort to increase our market penetration and to continue broadening our client base.

Rent and related expenses increased by $33,548 during the three month period ended September 30, 2007 when compared to the three-month period ended September 30, 2006. This increase was primarily due to the increase in rent under a new corporate office lease entered into in May 2006 that runs through April 2011. In December 2001, we established a disaster recovery site at an IBM owned Co-Location facility in Atlanta, Georgia and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Legal and professional fees totaled $63,263 for the three month period ended September 30, 2007 compared with $66,508 for the three month period ended September 30, 2006, a decrease of approximately $3,245. We recorded $22,500 in financial advisory fees during the three months ended September 30, 2007 compared with $30,000 for the three months ended September 30, 2006. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2007 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $124,833 for the three month period ended September 30, 2007 compared to $105,295 for the three month period ended September 30, 2006, an increase of 18.6%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $2,162 for the three month period ended September 30, 2007 from $40,478 for the three month period ended September 30, 2006 to $38,316 for the three month period ended September 30, 2007, a decrease of approximately 5.3%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $16,439 during the three month period ended September 30, 2007 compared to $77,132 for the three-month period ended September 30, 2006, a decrease of $60,693 or 78.7%. The decrease can be attributed to the conversion of long-term debt in the aggregate amount of $3,851,042 we effected in December 2006 and March 2007.

There were arrearages of $50,637 in 5% Series A Preferred Stock dividends, $9,644 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for the three month period ended September 30, 2007, compared with arrearages of $51,763 in 5% Series A Preferred Stock dividends, $10,082 in Series B Preferred Stock dividends and $67,984 in Series C Preferred Stock dividends for the three month period ended September 30, 2006. We deducted $126,787 and $129,829 to calculate Net Income (Loss) Attributable to Common Stockholders for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	September 30, 2007	December 31, 2006	Change
Cash	516,848	38,254	478,594
Accounts Receivable, net of allowance for doubtful accounts	784,1865	286,708	497,478
Current Assets	1,316,289	366,988	949,301

Accounts Payable and accrued expenses	444,354	645,375	(201,021)
Accrued payroll taxes	23,127	74,766	(51,639)
Deferred revenue	2,075,268	1,643,566	431,701
Convertible notes payable	87,500	100,000	(12,500)
Current Liabilities	2,630,249	2,813,707	(183,459)

Working Capital (Deficit)	(1,313,960)	(2,446,719)	1,135,666

	Disclosure for the nine months ended
	September 30, 2007	September 30, 2006
Net cash provided by (used in) operating activities	(3,032,220)	(1,263,941)

Net cash provided by (used in) investing activities	(138,012)	(206,830)

Net cash provided by financing activities	3,673,933	1,568,045

Net increase (decrease) in cash and cash equivalents	478,594	100,612

Cash and cash equivalents increased by $478,594 from $38,254 at December 31, 2006 to $516,848 at September 30, 2007. This was the result of cash provided by financing activities of $3,673,933 offset by cash used in operating activities of approximately $3,032,220 and $138,012 used in investing activities. The significant components of the activity include a loss from operations of approximately $3,577,660 offset by non-cash transactions of $826,484 and approximately $3,673,933 we raised through the issuance of debt and equity securities offset by $138,012 used in investing activities and decreases in cash of $281,044 from changes in working capital accounts.

We are not currently bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future. Presently, we have approximately $75,000 planned for capital expenditures to further the Company’s growth through the end of 2007, which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2007:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	384,300	87,500	(2)	296,800	(3)	0	0
Operating Lease Obligations	926,985	272,043		254,627		251,706	148,609
Financial Advisory Agreement	202,500	90,000		90,000		22500	0

Total	1,513,785	449,543		641,427		274,206	148,609

1.	Amounts do not include interest to be paid.
2.	Includes $87,500 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
3.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature on January 1, 2009.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $150,022 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a negative cash burn rate since beginning our EDC operations. In order to manage cash flows, we have issued preferred stock, common stock, and debt to satisfy operating expenses and obligations. From January 2006 to December 2006, an aggregate of 7,240,000 common stock warrants originally issued in connection with private placements of our Series B and Series C Preferred stock were exercised. The gross proceeds of the warrant exercises were $1,822,500 and we incurred no transaction fees in connection with the warrant exercise transactions. From January 2007 to March 2007, an aggregate of 1,360,000 common stock warrants originally issued in connection with private placements of our common stock and Series C Preferred stock were exercised. The gross proceeds of the warrant exercises were $327,500 and we incurred no transaction fees in connection with the warrant exercise transactions. From February 2007 to March 2007, an aggregate of 5,000,000 shares of common stock were sold in connection with a private placement of our common stock. The gross proceeds of the private placement were $2,500,000 and we incurred no transaction fees in connection with the private placement. During September 2007 an aggregate of 1,014,799 shares of common stock were sold in connection with a private placement of our stock. The gross proceed of the private placement were $679,915 which included $102,375 in accrued expenses that were converted into common stock as part of the private placement. We incurred $46,203 in transaction fees in connection with the private placement.

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

We experienced increased success in marketing TrialMaster during fiscal 2006 and the first nine months of fiscal 2007. During the last seven fiscal quarters we have entered into approximately $12.1 million in contracts for trials to be serviced over the next five years. These contracts included 53 clinical trial engagements with twenty seven new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2007, we began commercializing our products on a licensed basis. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Technology Transition (partial transfer with some services performed by OmniComm) or Technology Transfer, should allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. According to Contract Pharma there is an industry-wide emphasis in establishing strategic relationships with CROs. We believe these relationships will provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users should increase our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the nine months ending September 30, 2007, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 10, 2007.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-QSB, being September 30, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure (i) that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From September 2007 through October 2007, we sold an aggregate of 1,638,679 shares of our common stock to accredited investors resulting in gross proceeds of $1,097,915, including $102,375 in accrued expenses owed to Noesis Capital the placement agent of this private placement into shares of common stock as part of this private placement. This private placement was exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. None of these investors, except Cornelis Wit, our President and CEO and a member of our Board of Directors who purchased 150,000 shares, were our affiliates. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it or $79,643 and a warrant to purchase at $0.67 per share, approximately 5% of the shares sold, or 66,794 shares of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual stockholders’ meeting in Fort Lauderdale, Florida on May 18, 2007. Stockholders voted:

1.	To elect four directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors; and

With a majority (54%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	40,408,975	53,280	-0-
Cornelis F. Wit	40,410,975	51,280	-0-
Guus van Kesteren	40,411,595	50,660	-0-
Matthew D. Veatch	40,411,595	50,660	-0-

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	40,457,095	-0-	5,160

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	November 14, 2007

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	November 14, 2007