Form 10KSB
period 2007-12-31
OMNICOMM SYSTEMS INC
filed 2008-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year: $3,723,841 for the 12 months ended December 31, 2007.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
March 19, 2008	61,481,490	$35,659,264

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 19, 2008	Common Stock, $0.001 par value per share	59,295,006

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2008 Annual Meeting of Stockholders to be held on July 25, 2008 is incorporated by reference in Items 9, 10, 11, 12 and 14 of Part III of this Form 10-KSB.

Transitional Small Business Disclosure Form (check one):    ☐  Yes    ☒  No

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

Item 1.	Business

This business section and other parts of this Annual Report on Form 10-KSB (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc. and its wholly owned subsidiaries OmniComm Europe B.V. and OmniComm Europe GmbH. .

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

Overview

OmniComm Systems, Inc. provides Web-based Electronic Data Capture (“EDC”) software and services that streamline the clinical research process. TrialMaster™ is the core of OmniComm’s unique EDC product offering. Trial Master is designed to allow clinical trial Sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial related information. TrialMaster is a 21 CFR Part 11 compliant solution and designed to offer clinical trial sponsors the freedom to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and complete control over collected data. Developed using forward-looking technology based on Microsoft® .NET architecture, TrialMaster provides a simple “drag and drop” design tool and a straightforward, logical build process that allows easy and rapid trial development. The system’s GUI (user interface) has been designed to be clean, user friendly and intuitive. Sponsors have access to on-demand importing of various industry import standards including CDISC, core labs and patient diary data. In addition, Trial Master’s export feature allows output to client systems in various formats including SAS, CDISC, CSV, TAB and XML formats.

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

•

Faster Study Completion: TrialMaster saves time at the back-end of a study by eliminating most of the time it takes for database “clean-up” in studies involving paper-based Case Report Forms (CRFs). This is done by eliminating most incorrect or incomplete entries at the time of entry. Queries for non-automatic items can be handled shortly thereafter through electronic data review by the clinical study monitors. A 2005 Life Science Insights report estimates that trial sponsors have experienced a 53.3% reduction in clinical trial queries through EDC use. This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

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

According to a 2005 Goldman Sachs report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $102.6 billion in 2006, with approximately 53% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. A recent 2007 report by Health Industry Insights states that by the end of 2007, nearly 45% of all new Phase I-III studies will be initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010.

Our Strategy

Our primary goal is to establish OmniComm Systems as a leading EDC software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. TrialMaster is priced to provide a solid value, which stimulates market demand, while maintaining a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. The key elements of our strategy are:

Stimulate Demand by providing Clinical Trial Sponsors with High Value EDC. Deploying EDC can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are according to a CenterWatch report approximately 8.5% of total drug development costs. Because TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors, we have been able to provide pricing that is in many cases substantially lower than that of the competition. We provide faster trial start-up times, excellent customer service, including full project management and process improvement consulting—while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

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

Penetrating the CRO market is an important component of our strategic plan. By emphasizing CRO partnerships we are able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice. From 2005 to 2007 we increased the percentage of our revenues coming from CRO’s by approximately 131%. There is an industry-wide emphasis in establishing strategic relationships with CROs. In addition, CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited resources, this strategy allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products. We initiated the marketing of our CRO Preferred Program in early 2007. The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services. To date we have entered into approximately 20 marketing partnerships with CROs as part of the CRO Preferred Program.

Differentiate Through Service. We believe that a key to our initial and long-term success is that we offer customers a robust EDC product and a distinctive experience that includes highly efficient integration with data imports and exports, quick set-up times and a growing list of TrialMaster enhancements. We strive to communicate openly and honestly with customers about their projects, especially when we believe that process improvements can be implemented to improve the overall EDC experience. Unlike most EDC providers, we have a policy of not charging clients for small, incidental changes that should be part of the EDC service in the first place. Based on customer feedback, we believe our service is an important reason why our customers choose us over other EDC providers. In 2004, we continued to improve our customers’ EDC experience by adding a Phase I version of TrialMaster. In 2005 we added TrialMaster Archive, a self-contained program that allows our client to view all of its trial data in the format that it was captured in, and TrialMaster Safety, our pharmacovigilance database which accommodates both the MedDRA® dictionary and customized client dictionaries and is HIPAA and 21 CFR Part 11 compliant. During 2007, we began offering TrialMaster under a technology transfer (or licensed) model. This type of business model allows our clients to license our technology and more effectively leverage their internal technology infrastructure. We believe that this model will allow us to more effectively address the EDC needs of the largest pharmaceutical, bio-technology and CROs in the clinical trial industry. Also in 2007 we also released our OC Connect TM solution (“OC Connect”). OC Connect integrates Oracle’s industry leading Clinical Data Management System (CDMS), Oracle Clinical, with TrialMaster. Most of the industry leading pharmaceutical, bio-technology and CROs use Oracle Clinical’s Global Library for storing all of their metadata standards for designing their clinical databases and case report forms. We believe our OC Connect product will allow us to penetrate the market of firm’s using Oracle Clinical who are seeking a more robust, flexible and integratable EDC product.

Competitive Strengths

Low Operating Costs. Our low intrinsic costs allow us to offer prices low enough to stimulate new demand and to attract customers away from higher-priced competitors.

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

Experienced Management Team. We are led by a management team with significant experience, including experience at international pharmaceutical companies and other EDC providers. Our President and Chief Executive Officer, Cornelis F. Wit, brings extensive worldwide pharmaceutical and general management experience to the Company. Randall G. Smith our Chairman and Chief Technology Officer is the primary architect of TrialMaster. Our Chief Financial Officer, Ronald T. Linares, has worked for publicly held companies as a Chief Financial Officer since 1994. Stephen E. Johnson, Executive Vice President of Marketing and Sales brings more than 18 years of clinical trials experience in sales management and business development to OmniComm. A. Kenneth Light, our Senior Vice President for Professional Services, has significant experience in implementing and managing large-scale software implementation and consulting engagements. Jesus. J. Rojas comes to OmniComm from the clinical trial development arena with over 11 years of experience in clinical trial research. Mr. Rojas is our Senior Vice President of Clinical Services and Support. We believe our management team provides us with a diversity of experience and talents with significant cross-functional industry experience. In addition to our management team, two of our board members, Matthew Veatch and Guus van Kesteren, have extensive worldwide pharmaceutical, EDC and CRO industry experience.

Our Business Model

We understand that each customer’s clinical trial support service needs can be very different from trial to trial and that each clinical team’s comfort level with EDC and trial management is unique. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to web-based services adoption. TrialMaster has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. However, with the release of TrialMaster V4.0 during 2007, our customers now have several business models available to them — ASP, Technology Transition, and Technology Transfer.

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

Under our ASP and Technology Transition models, mission critical data is housed in Cincinnati Bell’s e-business center, built within a hardened data center environment in Cincinnati, Ohio. For Technology Transfer engagements, OmniComm provides an array of implementation services such as installation, configuration, training, and validation support to assist our customers during the migration in-house.

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

Pricing for Technology Transition and Technology Transfer is based on the transfer of a perpetual license and is based on the number of internal named users of the licensee and the volume of CRF pages collected annually. Under our Technology Transfer model there is also an annually maintenance charge incurred for hosting and hosting related services. As part of our Technology Transition and Technology Transfer model we will offer Professional and Consulting services. The scope of services includes installation, implementation, validation and training services related to the purchase of a TrialMaster license. In addition, our professional services team will provide consulting services aimed at helping our clients adopt “best practices” related to EDC use within their existing operations. Professional and consulting services will generally be offered on a time-an-billing basis.

Our Software Products and Services

TrialMaster EDC Solution

The heart of OmniComm’s unique product offering begins with TrialMaster. TrialMaster, allows clinical trial Sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial related information. TrialMaster uses Internet technologies to conduct and manage clinical trial data from geographically dispersed sites. We provide EDC solutions and related value-added services to pharmaceutical and biotechnology companies, medical device companies, clinical research organizations (“CRO’s”), academic research institutions and other clinical trial sponsors. TrialMaster helps reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through TrialMaster, our customers can deploy customized electronic case report forms for on-site clinical data input, which incorporate automated edit checking and deliver real-time data management capabilities previously unavailable through paper-based clinical trial data collection approaches.

TrialMaster Features:

•	Designed using Microsoft’s .NET® architecture

•	Drag and drop trial building that allows OmniComm to provide an efficient, easy to use trial building solution for internal and Technology Transfer or Technology Transition users

•	An extensive Library of re-usable forms allowing for more efficient and effective follow-on engagements

•	Encoded SSL Connection that provides for patient and clinical trial data security

•	A robust communications/administration system that includes powerful query resolution, trial participant notification and an integrated e-mail system

•	Pre-trial management and tracking of Institutional Review Board (“IRB”), U.S. Food and Drug Administration (“FDA”) and laboratory documentation

•	Real-time query management, reporting and resolution

•	On-demand importing of CDISC, HL7, eDiary, Central/Core labs, IVRs, device, CTMS and dictionary data

•	Randomization solutions for patient enrollment and inventory tracking solutions for lot and drug shipment

•	Safety solutions to allow for serious adverse event (SAE) tracking and reporting with MedWatch capabilities

•	Integrated Ad-Hoc reporting is available through LogiXML with Wizard-driven report generation

•	Automated exports of data to client systems in various formats including SAS, CDISC, CSV, TAB, XML formats and Oracle Clinical formats

•	FDA Archive Submission ready casebook containing PDF formatted copies of all CRFs in FDA submission format

•	Comprehensive Services including a dedicated 21 CFR Part 11 compliant hosting environment at our secure hosting facility, on-site, Web-driven and eLearning training and 24 X 7 X 365 support

•	OmniComm offers a “crawl, walk, run approach to EDC adoption. We offer complete ASP hosting, Technology Transition or a complete Technology Transfer to allow for a smooth adoption of EDC.

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

TrialMaster Phase I™ TrialMaster Phase I was designed during 2004 in order to address the unique data capture requirements of Phase I clinical trials. The TrialMaster Phase I application allows the client to capitalize on the benefits of EDC without overhauling and disrupting their Phase I clinic work flow processes. Unlike other applications, TrialMaster Phase I adapts to existing processes allowing clients to increase productivity, reduce trial time, and improve data quality while reducing overall costs.

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

TrialMaster Phase I can be integrated into existing Phase I clinical work flows or can be used as a catalyst for change. TrialMaster Phase I benefits include:

Improved productivity

•	Monitors have access to the data in real time from any location via the Internet.

•	All data entered into the system has been checked by the system “Edit Checks”, no gross errors will be included in the data.

•	Any data that is outside the normal range is been flagged by the system and the study staff will be asked to validate and explain the data.

•	The monitor can raise queries very quickly and these can be responded to by study staff in a rapid time frame using the EDC system.

•	Less time should be spent by the monitor on sites.

•	The time spent on sites will be more productive as “routine” queries have been raised and resolved before the visit.

Improved responsiveness

•	Data available in close to real-time to all Sponsor staff.

•	Better ability to report on and act on safety data during the trial.

•	Data Managers can be checking data as the study progresses and working closely with Monitors to ensure data integrity at all times.

Improved data accuracy

•	Edit checks prevent gross errors.

•	Monitors can raise questions quickly, while the study staff is still available.

Reduced end-to-end study time line

•	Reuse of standard components and enforced data standards will enable studies to be set up with fewer resources (and less time).

•	Decisions during a study can be made on the basis of more accurate up-to-date information.

•	Data base lock can be made within hours of last patient out.

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

In 2005, we developed a FDA Submission Module within TMA. This Module creates a Casebook containing PDF formatted copies of all CRFs in FDA submission format. This Casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs. The Submission Module is an optional component used in conjunction with our TrialMaster Archive product.

TrialMaster Safety™. As part of our clinical suite of clinical trial solutions, we offer TrialMaster Safety as our Pharmacovigilance database. Linked to TrialMaster, TrialMaster Safety accommodates both the MedDRA® and WHO-Drug dictionaries and is HIPAA and 21 CFR Part 11 compliant.

TrialMaster Safety features include:

•

Provides for the coding and storing of serious adverse event (SAE) information either in a manually entered mode directly into a web-based form or automatically from event-driven information from a clinical study EDC System such as TrialMaster. The import module is vendor-independent and can be configured to accept sources of SAE information other than that from a clinical study or TrialMaster.

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

TrialMaster Version 4.0

TrialMaster V4.0, which was introduced in early 2007, enables us to provide EDC on both an ASP and licensed basis. Version 4.0 incorporates TrialBuilder which is a more user friendly way to build studies. TrialBuilder which uses drag and drop features and enables us to offer TrialMaster on a Tech Transfer basis since the trial building process does not require software developers or use complex software coding. Version 4.0 is also built with the Microsoft .Net architecture making it easier to integrate with external applications, such as Oracle Clinical. With V4.0, we now have the ability to offer larger pharmaceutical, CRO, medical device and governmental clients a migration strategy that will allow them to implement a Technology Transfer model in which they bring the data servers, along with the study set-up and administration in-house.

OC Connect™

Our OC Connect solution integrates Oracle’s industry leading Clinical Data Management System (CDMS), Oracle Clinical, with OmniComm’s EDC solution, TrialMaster. One of the biggest advantages that Oracle Clinical offers is its ability to scale and store large volumes of clinical and clinical related data. Many companies continue to use Oracle Clinical’s Global Library for storing all of their metadata standards for designing their clinical databases and case report forms. However, when these companies move to EDC, they typically have to rebuild their global library within their EDC system. With OC Connect, those companies can now load all or part of their global library directly into TrialMaster. Standards can continue to be maintained in Oracle Clinical and leveraged in TrialMaster, thereby maintaining consistency across their clinical applications. Building studies in TrialMaster can now be done using the same global library objects that exist in Oracle Clinical, simply by importing all or parts of the global library directly into TrialMaster. Companies can therefore significantly decrease the amount of time it takes to set up a clinical trial in their TrialMaster EDC system by leveraging those standards that are defined in their Oracle Clinical global library.

Services

Our services include delivery of our hosted solutions and the Technology Transfer of TrialMaster, consulting services, customer support and training and the delivery of implementation services for Technology Transfer, including installation, configuration, validation and training. The primary consulting services we offer for both ASP and Technology Transfer engagements include:

•

Custom Configuration. The TrialMaster EDC platform is flexible and allows for major reconfiguration. Each trial can be designed to suit specific client workflows and trial design. TrialMaster includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

•

System Integration. We help our clients integrate TrialMaster with existing systems or external systems (Patient Diaries, Medical Devices, and Labs etc). We analyze their legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

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

•

Training. OmniComm provides extensive hands-on TrialMaster training classes. Training classes can be conducted at a sponsor location, at an investigator meeting, or at an investigator site. OmniComm also offers eLearning and web-driven learning programs.

The primary consulting services we offer for Technology Transfers include:

Installation. There are various architectures for deploying a secure EDC solution to remote investigator sites. This service explores different security, performance and system management alternatives and helps the client design and install an optimal solution to meet your their needs.

Configuration and Study Setup. We ensure that the Trial Master set-up is configured optimally to handle the design, capture, and management of site based data. We help our clients design their initial EDC trial(s) so that common standards and business rules are in place to support the unique challenges that apply to site based data capture and electronicCRF. Ultimately, we believe this will promote reuse of forms and clinical trial procedures and shorten study setup time for future engagements.

Validation. We offer a validation test kit that includes test cases and documentation to completely validate the installation of TrialMaster against regulatory requirements.

Industry Background

The EDC industry is poised for widespread adoption over the next few years in both the domestic and international clinical trial market. Industry experts anticipate an enormous transition towards EDC in the next 5 years with estimates from firms such as CenterWatch and Covance placing EDC use above 60% by the year 2010.

Furthermore, industry and regulatory trends have led pharmaceutical, biotechnology and medical device companies to increase R & D for proprietary new drugs and medical devices. These trends have required companies to conduct increasingly complex clinical trials, and develop multinational clinical trial capability, while seeking to control costs. Concurrently, demand for simplified integration and improved collaboration has driven EDC vendors to develop broader eClinical trial suites to give sponsors shorter, less costly trials, and give investigators easier ways to execute and manage them.

In the past two years, the US Food and Drug Administration’s (FDA) critical path initiative, the emergence of interoperability standards, and proliferation of Web-based architectures have made the value of eClinical trials more tangible to trial sponsors and investigators. We believe the pace of eClinical trial adoption will increase because:

•	Web-based eClinical products and services provide demonstrable benefits to clinical trial sponsors.

•	CROs and vendors pass on cost savings to make electronic trials more attractive.

•	Real-time Clinical trial metrics and data visibility help streamline clinical studies and can help shorten project timelines.

•	More accurate clinical data improves safety monitoring, and helps improve the decision making process.

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

Increasingly Complex and Stringent Regulation. Increasingly complex and stringent regulatory requirements have increased the volume and quality of data required for regulatory filings and escalated the demand for real-time, high-accuracy data collection and analysis during the drug development process.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $32.9 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®.

•	Of 5,000 screened chemical compounds approximately 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers

•	According to a 2004 Thompson CenterWatch report, the average drug approved for sale by the FDA cost approximately $1.13 Billion to bring to market.

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

We believe that success in the EDC market is predicated on several criteria. As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success. These success criteria include:

•

Deployment options. Successful EDC vendors provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis. The ultimate criteria for selection of the means of technology delivery is often predicated on the size of the clinical trial sponsor.

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

•

Migration from hosted to technology transfer solutions. When clinical trial sponsors decide to bring the EDC services and solutions in-house it is vital that they do not experience a degradation of speed, performance or system reliability.

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

Market Trends

Industry analysts, including Health Industry Insights, have identified several important issues driving the EDC marketplace. These trends include:

•	Spending on EDC solutions is expected to increase at a 14.7% compound annual growth rate (CAGR) and total more than $6.0 billion from 2006 – 2010.

•	2007 was expected to mark a tipping point, as the market we expected to experience a burst in acceleration, from 6.5% to 13.3% in the EDC adoption growth rate.

•	By the end of 2007, nearly half (45%) of all new Phase I-III studies will be initiated using EDC.

•	In 2009, EDC spending is expected to exceed $1.5 Billion.

•

Starting in 2007, enterprise licensing and EDC subscription delivery models, as well as the rise of fierce competition enabled by data interchange standards such as CDISC, will significantly decrease pricing in large Phase II and Phase III studies.

Our Customers

As of December 31, 2007, we had approximately 50 customers, including several Fortune 1000 companies and had entered into 55 new business transactions during fiscal 2007. Our representative customers include pharmaceutical, biotechnology, medical device, academic research institutions, CROs and other clinical trial sponsors. A sample of our customers includes:

Trial Sponsor	Sponsor Type
Anacor Pharmaceuticals	Pharmaceutical
W. L. Gore	Medical Device
Optimer Pharmaceuticals	Biopharmaceutical
Columbia University (InChoir)	Academic
Catalyst Pharmaceuticals	Contract Research Organization
Ventracor	International Medical Device

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. Our efforts during 2008 will include: increasing the number of sales personnel employed; increasing our attendance and marketing efforts at industry conferences and increasing our direct sales force in Europe. As of December 31, 2007 our sales and marketing function consisted of eight field sales personnel and product marketing specialists. In addition, the efforts of our CEO and Chairman are directed at both business development and strategic planning issues.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. Our philosophy towards software development has been to design and implement all of our solutions through in-house development. We expect future R & D efforts to be aimed at broadening the scope of TrialMaster functionality. These efforts may include select strategic alliances with best-in-class software and service partners possessing clinical trial industry experience. During fiscal 2007, we spent approximately $917,000 on R & D activities, the majority of which represented salaries to our developers. In fiscal 2006 we spent approximately $742,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We are in the process of registering several trademarks in the United States. We cannot predict whether these trademark registrations will provide meaningful protection. Additionally, trademark applications have been filed for various key components of our TrialMaster products and services. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

We currently hold several domain names, including the domain names “omnicomm.com” and “trialmaster.com”. Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information, such as stock quotes. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our sales to date have been generated almost exclusively from U.S. based clients. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We have entered into a strategic alliance with a Clinical Research Organization in the Pacific Rim and began operations in Europe through our wholly owned subsidiary OmniComm Europe BV. During 2007, we expanded our European operations by creating a subsidiary in Germany, OmniComm Europe, GmbH.

Employees

We currently have 82 full time employees of which four are executives, three are administrative, 67 are programmers, engineers or technology specialists, four are technology and systems managers and eight are in sales and marketing. We employ 65 employees out of our headquarters in Fort Lauderdale, Florida and seven field sales and marketing employees in California, Pennsylvania, New York, Texas and North Carolina. We also employ a technology specialist in New Jersey. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs nine employees in Bonn, Germany. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997. We currently have an operating subsidiary in Bonn, Germany and a non-operating subsidiary located in the Netherlands. Our Internet website address is http://www.omnicomm.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $5,773,469 and $4,764,498 in fiscal 2007 and 2006, respectively. At December 31, 2007, we had an accumulated deficit of approximately $37,205,619 and a working capital deficit of approximately $2,127,141. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2008, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $1,676,584 for the quarter ended December 31, 2007 to an operating loss of $381,590 for the quarter ended March 31, 2005. Our results of operations in any given quarter will be based on a number of factors, including:

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 45% of our revenues during 2007 and approximately 53% of our revenues during 2006. One customer accounted for 13% and another customer accounted for 10% of our revenues during 2007 or approximately $470,000 and $373,000, respectively. One customer accounted for 24% of our revenues during 2006, or approximately $477,000. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR INTELLECTUAL PROPERTY, AND WE WOULD FACE POTENTIALLY EXPENSIVE LITIGATION TO ASSERT OUR RIGHTS AND TO DEFEND OURSELVES AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS ASSERTED BY OTHERS. IF WE CANNOT PROTECT OUR PROPRIETARY INFORMATION, WE MAY LOSE A COMPETITIVE ADVANTAGE AND SUFFER DECREASED REVENUES AND CASH FLOW.

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

FAILURE TO MANAGE RAPID GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2007 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

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

At March 18, 2008, we had 59,295,066 shares of common stock issued and outstanding and 30,473,460 shares issuable upon the conversion of preferred stock or exercise of warrants or options. Of these shares, 33,543,713 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least one year, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 18, 2008, we had a total of 12,287,310 shares of our common stock underlying options, warrants and other convertible securities and 18,186,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 4,555,374 shares are currently issued and outstanding. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 10,200 square feet at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in July 2011. Our annual rental payment under this sublease is $271,344 plus sales tax.

Our secondary data site, which serves as our primary disaster recovery location, is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in February 2010. We expect our annual lease payment to be approximately $32,000 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida. We lease from our landlord, Gold Coast 1-Vault, an office suite and cubicles that will allow us to maintain operations in the event of a disaster. Our annual rental payment is $27,000 plus sales tax. This lease expires in July 2010.

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

	High	Low
Fiscal 2007
1st Quarter	$0.61	$0.48
2nd Quarter	$0.66	$0.57
3rd Quarter	$0.71	$0.66
4th Quarter	$0.71	$0.64

Fiscal 2006
1st Quarter	$0.54	$0.40
2nd Quarter	$0.59	$0.54
3rd Quarter	$0.56	$0.50
4th Quarter	$0.52	$0.48

On March 19, 2008, the closing price of our common stock as reported on the OTC Bulletin Board was $0.58. At March 19, 2008 we had approximately 400 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, under our 1998 Incentive Stock Plan as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation plans approved by stockholders:
1998 Stock Incentive Plan	9,320,270	$0.52	3,179,730

Equity compensation plans not approved by stockholders	None	n/a	None

Total	9,320,270	$0.52	3,179,730

Recent Sales of Unregistered Securities

From September 2007 through December 2007, we sold an aggregate of 2,081,773 shares of our common stock to accredited investors resulting in gross proceeds of $1,394,788. This private placement was exempt from registration under the Securities Act in reliance on Section 4(2) and/or the rules and regulations thereunder including, Rule 506 of Regulation D and or Section 3(a)(9) under the Securities Act. No general solicitation or advertising was used in connection with this transaction, and the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Securities Act or the availability of an applicable exemption therefrom. Each purchaser represented that he/she was an accredited investor and was acquiring the shares for investment purposes only, and not with a view towards distribution or resale except in compliance with applicable securities laws. The investors had full access to, or were otherwise provided with, all relevant information reasonably necessary to evaluate us. Other than Cornelis Wit, our President and Chief Executive Officer and a Director, and Noesis Capital Corp., placement agent for various offerings of our common stock since 1999, none of the investors were our affiliates. Noesis Capital Corp. converted financial advisory fees of $37,500 and placement agent fees totaling $160,748 into shares of our common stock as part of this private placement. Noesis Capital Corp., an NASD member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made by it, or an aggregate of $95,873. Noesis also received a warrant to purchase at $0.67 per share, 5% of the shares sold, or 89,434 shares of our common stock, an estimated fair value of $40,749 was calculated for the warrants granted to Noesis Capital Corp. using the Binomial option pricing model.

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

During fiscal 2007 the Company has continued its efforts in executing its strategy. The primary focus of our strategy includes:

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

According to a 2005 Goldman Sachs report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $102.6 billion in 2006, with approximately 53% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. A recent 2007 report by Health Industry Insights states that by the end of 2007, nearly 45% of all new Phase I-III studies will be initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. From 2005 to 2007 we expanded our sales and marketing team. During 2008 we anticipate continuing to increasing our marketing and sales personnel and will look to aggressively expand the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. During the second half of fiscal 2007 we established an operation in Germany under a wholly-owned subsidiary. During 2008 we expect to increase our overall marketing and sales presence in Europe as part of our strategic plan.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2007 and 2006, we spent approximately $917,000 and $742,000 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Year-ended December 31, 2007 Compared With the Year-ended December 31, 2006

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2007 and December 31, 2006 is included in the table below.

Summarized Statement of Operations

	For the years ended December 31,
	2007	% of Revenues	2006	% of Revenues	$ Change	% Change
Total revenues	$3,723,841		$2,763,039		$960,802	34.8%
Cost of sales	1,033,824	27.8%	969,323	35.1%	64,501	6.7%

Gross margin	2,690,017	72.2%	1,793,716	64.9%	896,301	50.0%
Salaries, benefits and related taxes	5,886,663	158.1%	3,986,311	144.3%	1,900,352	47.7%
Rent	342,255	9.2%	221,817	8.0%	120,438	54.3%
Consulting	320,360	8.6%	376,152	13.6%	(55,792)	-14.8%
Selling, general and administrative	522,565	14.0%	338,761	12.3%	183,804	54.3%

Total Operating Expenses	7,906,033	212.3%	5,525,422	200.0%	2,380,611	43.1%

Operating income (loss)	(5,216,016)	-140.1%	(3,731,706)	-135.1%	(1,484,310)	39.8%
Interest Expense	57,777	1.6%	509,648	18.4%	(451,871)	-88.7%
Interest income	20,085	0.5%	—	0.0%	20,085	0.0%

Net (loss)	(5,253,708)	-141.1%	(4,241,354)	-153.5%	(1,012,354)	23.9%
Total preferred stock dividends	(519,761)	-14.0%	(523,144)	-18.9%	3,383	-0.6%

Net (loss) attributable to common stockholders	$(5,773,469)	-155.0%	$(4,764,498)	-172.4%	$(1,008,971)	21.2%

Results of Operations

Revenues for the year-ended December 31, 2007 were $3,723,841 compared to $2,763,039 for the year-ended December 31, 2006, an increase of 34.8%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $300 million market in 2006, with a 20-25% growth rate for the next three-to-five years. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the year-ended 2007 approximately 63.2% of revenues was generated by trial setup activities, 27.9% was generated from on-going maintenance fees and approximately 8.9% was generated from fees charged for changes to on-going clinical trial engagements. During the year-ended 2006 we generated 69.6% of revenues from setup fees, 21.3% from on-going maintenance fees and 9.1% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 45% of our revenues during the year-ended December 31, 2007 and approximately 53% of our revenues during the year-ended December 31, 2006. One customer accounted for 13% and another accounted for 10% of our revenues during fiscal 2007. One customer accounted individually for 24% of our revenues during fiscal 2006. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $1,033,824 for the year-ended December 31, 2007 compared to $969,323 for the year-ended December 31, 2006, an increase of 6.7%. Cost of goods sold were approximately 27.8% of sales for the year-ended December 31, 2007 compared to 35.1% for the year-ended December 31, 2006. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of four additional programmers and two additional quality analysts as part of our clinical trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 25% of sales range during fiscal 2008. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. In addition, we expect the cost of service for our licensing business to approximate 25% of revenues. TrialMaster V3.0, the current release of our trial-building software has improved our ability to reduce trial production related costs since it automates many of the trial building functions that were manually performed in prior releases of our software. We expect the release of TrialMaster, (V4.0), which is available for commercialization, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .NET framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 74.5% of total Operating Expenses for the year-ended December 31, 2007 compared with 72.1% of total Operating Expenses for the year-ended December 31, 2006. Salaries and related expenses totaled $5,886,663 for the year-ended December 31, 2007 compared to $3,986,311 for the year-ended December 31, 2006, an increase of 47.7%. We currently employ approximately 65 employees out of our Ft. Lauderdale, Florida corporate office, eight out-of-state employees and 9 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the years ended December 31, 2007 and December 31, 2006 we incurred $980,823 and $786,703, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $120,438 during the year-ended December 31, 2007 when compared to the year-ended December 31, 2006. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in July 2010.

Consulting services expense was $320,360 for the year ended December 31, 2007 compared with $376,152 for the year ended December 31, 2006. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $291,959 for the year-ended December 31, 2007 compared with $233,035 for the year-ended December 31, 2006, an increase of approximately $58,924. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2008 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $522,565 for the year-ended December 31, 2007 compared to $338,761 for the year-ended December 31, 2006, an increase of 54.3%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $16,411 for the year-ended December 31, 2007 from $133,728 for the year-ended December 31, 2006 to $150,139, an increase of approximately 12.3%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $57,777 during the year-ended December 31, 2007, including $7,500 in interest expense related to the conversion of our 10% Convertible Notes that were converted during 2007 compared to $509,648 for the year-ended December 31, 2006, including $195,880 in interest expense related to the conversion of our 10% convertible notes that were converted in 2006, a decrease of $451,871 or 88.7%. Interest paid to related parties was $16,650 during the year ended December 31, 2007 and $328,709 for the year ended December 31, 2006. The decrease in interest expense can be attributed to the conversion in December 2006 of notes payable totaling $2,924,260 and the conversion in March 2007 of notes payable totaling $865,000. By converting these notes payable the company was able to reduce its annualized interest expense by approximately $341,000 annually offset by the additional interest expense incurred associated with conversions of the 10% Notes in both years. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the year-ended December 31, 2006 we issued $700,000 in promissory notes, including $185,000 to our Placement Agent Noesis Capital. The note for $185,000 issue to Noesis Capital included $125,000 in accrued expenses associated with financial services provided. During the year-ended December 31, 2007, we issued $211,800 in promissory notes.

An aggregate of $2,924,260 in promissory notes were converted into shares of our common stock in December 2006. Included were notes converted by Cornelis F. Wit, our President and CEO in the amount of $691,501, by Guus van Kesteren, a Director, in the amount of $439,136 and by Noesis Capital, our Placement Agent and a 5% or greater shareholder, in the amount of $511,910. The interest expense savings associated with these conversions was approximately $263,000 in fiscal 2007.

There were arrearages of $210,574 in 5% Series A Preferred Stock dividends, $39,467 in Series B Preferred Stock dividends and $269,720 in Series C Preferred Stock dividends for the year-ended December 31, 2007, compared with arrearages of $210,761 in 5% Series A Preferred Stock dividends, $42,663 in Series B Preferred Stock dividends and $269,720 in Series C Preferred Stock dividends for the year-ended December 31, 2006. We deducted $519,761 and $523,144 from Net Income (Loss) Attributable to Common Stockholders’ for the year-ended December 31, 2007 and December 31, 2006, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	December 31, 2007	December 31, 2006	Change
Cash	481,961	38,254	443,707
Accounts Receivable, net of allowance for doubtful accounts	769,325	286,708	482,617
Current Assets	1,288,914	366,988	921,926
Accounts Payable and accrued expenses	681,731	645,375	36,356
Accrued payroll taxes	14,550	74,766	(60,216)
Deferred revenue	2,632,274	1,643,566	988,708
Convertible notes payable	87,500	100,000	(12,500)
Current Liabilities	3,416,055	2,813,707	602,348
Working Capital (Deficit)	(2,127,141)	(2,446,719)	319,578

	Disclosure for the year ended
	December 31, 2007	December 31, 2006
Net cash provided by (used in) operating activities	(3,594,090)	(2,264,664)
Net cash provided by (used in) investing activities	(322,483)	(228,642)
Net cash provided by financing activities	4,350,282	2,523,670
Net increase (decrease) in cash and cash equivalents	443,707	28,323

Cash and cash equivalents increased by $443,707 from $38,254 to $481,961 at December 31, 2007. This was the result of cash provided by financing activities of $4,350,282 offset by cash used in operating activities of approximately $3,594,090 and $322,483 used in investing activities. The significant components of the activity include a loss from operations of approximately $5,253,708 offset by non-cash transactions of $1,181,332 and approximately $4,350,282 we raised through the issuance of debt and equity securities offset by $322,483 used in investing activities and increases in cash of $478,286 from changes in working capital accounts.

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

Presently, we have approximately $450,000 planned for capital expenditures to further the Company’s growth during fiscal 2008 which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2007:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	384,300	87,500	(2)	296,800	(3)	0	0
Operating Lease Obligations	1,016,625	294,623		274,396		280,086	167,520
Financial Advisory Agreement (4)	180,000	90,000		90,000		0	0

Total	1,580,925	472,123		661,196		280,086	167,520

1.	Amounts do not include interest to be paid.
2.	Includes $87,500 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
3.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature in January 2009.
4.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $152,330 on our 10% Convertible Notes. We were in default effective January 30, 2002.

We have been operating with a cash burn rate since beginning our EDC operations. From January 2006 to December 2007, an aggregate of 8,650,000 common stock warrants originally issued in connection with private placements of our Series B and Series C Preferred stock and with a round of financing involving our common stock that occurred in 2005 were exercised on a cash basis. An additional 6.4 million warrants issued in the private placement of our Series B Preferred Stock were exercised on a cashless basis providing us with no cash proceeds. The gross proceeds of the warrant exercises were $2,162,500 and we incurred no transaction fees in connection with the warrant exercise transactions. From March 2006 to December 2006 an aggregate of 834,500 shares of common stock were issued in connection with the exercise of employee stock options resulting in gross proceeds of $223,375. From January 2007 to December 2007 an aggregate of 595,364 shares of common stock were issued in connection with the exercise of employee stock options resulting in gross proceeds of $113,267. From February 2007 to March 2007, an aggregate of 5,000,000 shares of common stock were sold in connection with a private placement of our common stock. The gross proceeds of the private placement were $2,500,000 and we incurred no transaction fees in connection with the private placement. From September 2007 to December 2007, an aggregate of 2,081,773 shares of our common stock were sold in connection with a private placement of our common stock to accredited investors resulting in gross proceeds of $1,394,788. We incurred approximately $95,873 in fees in connection with the private placement.

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

We experienced increased success in marketing TrialMaster between fiscal 2005 and 2007. We entered into approximately $21.0 million in contracts during those fiscal years for trials to be serviced over the next five years. These contracts included 74 clinical trial engagements with 24 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2008, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2008. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2007, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 8, 2008.

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

Stock Based Compensation.

Beginning on January 1, 2006 we began accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), which requires the recognition of the fair value of equity-based compensation. The fair value of stock options on the date of grant was estimated using a Binomial option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No (“SFAS”) 141 (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. While the Company expects that SFAS 141R may have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions occurring.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are set forth on Pages F-1 through F-30 attached hereto.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred subsequent to the date of their evaluation and up to the filing date of this annual report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act”, and “Stock Option Plan”, in our Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on June 27, 2008 (the “Proxy Statement”).

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

ITEM 13.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation – Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005 (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005 (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Form of Debenture dated February 29, 2008 (40)

10.24	Form of Warrant February 29, 2008 (41)

10.25	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-QSB for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-QSB for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-QSB for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-QSB for the period ended March 31, 2005.
(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-QSB for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-QSB for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-QSB for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.
(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.
(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-KSB dated December 31, 2005.
(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-KSB dated December 31, 2006.
(45)	Incorporated by reference to Exhibit 10.19 filed with our Form 10-KSB dated December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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
Cornelis F Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	March 31, 2008

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2008

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 31, 2008

/s/ Guus van Kesteren Guus van Kesteren	Director	March 31, 2008

/s/ Matthew D. Veatch Matthew D. Veatch	Director	March 31, 2008

/s/ Fernando Montero Fernando Montero	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 8, 2008, except for Note 15, as to which the date is March 4, 2008

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash	$481,961	$38,254
Accounts receivable, net of allowance for doubtful accounts of $2,586 and $58,539 in 2007 and 2006, respectively	769,325	286,708
Prepaid expenses	37,628	42,026

Total current assets	1,288,914	366,988
PROPERTY AND EQUIPMENT, net	434,699	199,931

OTHER ASSETS
Intangible assets	2,285	2,686
Other assets	16,229	12,937

TOTAL ASSETS	$1,742,127	$582,542

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$681,731	$645,375
Accrued payroll taxes	14,550	74,766
10% Convertible Notes	87,500	100,000
Notes payable – current portion	-0-	350,000
Deferred revenue	2,632,274	1,643,566

Total current liabilities	3,416,055	2,813,707
NOTES PAYABLE, net of current portion	111,800	415,000
NOTES PAYABLE RELATED PARTY, net of current portion	185,000	185,000

TOTAL LIABILITIES	3,712,855	3,413,707

COMMITMENTS AND CONTINGENCIES (See Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, 48,000 and 50,000 issued and outstanding, respectively; liquidation preference $480,000 and $500,000, respectively	48	50
Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, 337,150 and 337,150 issued and outstanding, respectively; liquidation preference $3,371,500 and $3,371,500, respectively	337	337
5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,170,224 and 4,215,224 issued and outstanding, respectively; liquidation preference $4,170,224 and $4,215,224, respectively	4,170	4,215
Common stock – 150,000,000 shares authorized, 59,032,598 and 47,972,091 issued and outstanding, after deducting 802,612 and 773,878 shares of treasury stock, at $.001 par value, respectively	59,786	48,697
Additional paid in capital – preferred	7,638,549	7,703,502
Additional paid in capital – common	27,893,433	21,719,097
Stock subscription receivable	-0-	(1,250)
Accumulated other comprehensive loss	7,957	(2,041)
Less: Treasury stock, cost method, 802,612 and 773,878 shares, respectively	(369,389)	(351,861)
Accumulated deficit	(37,205,619)	(31,951,911)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,970,728)	(2,831,165)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,742,127	$582,542

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006
Total revenues	$3,723,841	$2,763,039

Cost of sales	1,033,824	969,323

Gross margin	2,690,017	1,793,716

Operating expenses
Salaries, benefits and related taxes	5,886,663	3,986,311
Rent & occupancy expenses	342,255	221,817
Consulting services	320,360	376,152
Legal and professional fees	291,959	233,035
Travel	324,676	222,419
Telephone and internet	131,786	91,027
Selling, general and administrative	522,565	338,761
Depreciation and amortization	85,769	55,900

Total operating expenses	7,906,033	5,525,422

Operating income (loss)	(5,216,016)	(3,731,706)

Other income (expense)
Interest expense	(57,777)	(509,648)
Interest income	20,085	-0-

(Loss) before taxes and preferred dividends	(5,253,708)	(4,241,354)

Net income (loss)	(5,253,708)	(4,241,354)

Preferred stock dividends in arrears Series A Preferred	(210,574)	(210,761)
Preferred stock dividends in arrears Series B Preferred	(39,467)	(42,663)
Preferred stock dividends in arrears Series C Preferred	(269,720)	(269,720)

Total preferred stock dividends	(519,761)	(523,144)

Net income (loss) attributable to common stockholders	$(5,773,469)	$(4,764,498)

Net (loss) per share, basic and diluted	$(0.10)	$(0.14)

Weighted average number of shares outstanding, basic and diluted	55,545,968	34,936,930

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,253,708)	$(4,241,354)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued on cashless exercise of options	(6,311)	(26,914)
Common stock issued for services	37,500	40,000
Common stock issued for accrued interest	76,051	280,438
Note payable issued for accrued expenses	-0-	185,000
Employee stock option expense	980,823	786,703
Warrants exercised in exchange for accrued expense	-0-	80,750
Depreciation and amortization	85,769	55,900
Interest expense from beneficial conversion of 10% Convertible Notes	7,500	195,880
Change in assets and liabilities:
Accounts receivable	(482,617)	(50,626)
Prepaid expenses	4,398	(39,632)
Other assets	(2,891)	(7,440)
Accounts payable and accrued expenses	(29,312)	(118,228)
Deferred revenue	988,708	594,859

Net cash provided by (used in) operating activities	(3,594,090)	(2,264,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-0-	2,500
Investment in intangible assets	-0-	(3,065)
Purchase of property and equipment	(322,483)	(228,077)

Net cash provided by (used in) investing activities	(322,483)	(228,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	4,023,965	1,806,845
Proceeds from exercise of employee stock options	113,267	223,375
Stock subscription receivable	1,250	(1,250)
Repayments of notes payable	-0-	(20,300)
Proceeds from notes payable	211,800	515,000

Net cash provided by (used in) financing activities	4,350,282	2,523,670

Effect of exchange rate change on cash and cash equivalents	9,998	(2,041)
Net increase (decrease) in cash and cash equivalents	443,707	28,323
Cash and cash equivalents at beginning of period	38,254	9,931

Cash and cash equivalents at end of period	$481,961	$38,254

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

(continued)

	For the years ended December 31,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$10,400	$13,130

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$12,500	$25,000
Accrued interest converted into common stock	$68,552	$280,438
Common stock issued in exchange for notes payable	$926,782	$2,924,260
Conversion of Series B Preferred Stock into common stock	$20,000	$150,000
Common stock tendered in exercise of incentive stock options	$17,528	$52,000
Notes payable issued for accrued expenses	$-0-	$185,000
Common stock issued for services in lieu of pay	$205,747	$40,000
Conversion of series B common stock warrants on a cashless basis	$-0-	$1,600,000
Exercise of series B placement agent unit option on a cashless basis	$-0-	$557,013
Conversion of Series A preferred stock into shares of common stock	$45,000	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2006 TO DECEMBER 31, 2007

				Preferred Stock
				5% Series A Convertible			8% Series B Convertible
	Common Stock		Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital
	Number of Shares	$ 0.001 Par Value
Balances at December 31, 2005	27,425,915	28,051	15,201,406	4,215,224	4,215	3,807,964	65,000	65	361,453

Conversion of Warrants	7,240,000	7,240	1,800,079
Conversion of Series B Preferred Stock	600,000	600	149,400				(15,000)	(15)	(149,985)
Conversion of Placement Agent Unit Options	1,138,139	1,138	(1,138)
Conversion of warrants - cashless exercise	3,537,232	3,537	(3,537)
Exercise of employee stock options	1,248,410	1,248	246,739
Common stock issued for notes payable and accrued interest	6,409,395	6,410	3,198,288
Common stock tendered in exercise of incentive stock options	(100,000)
Common stock issued in conversion of 10% Convertible Notes Payable	50,000	50	24,950
Common stock warrants exercised for accrued expenses	323,000	323	80,427
Common stock issued in lieu of wages	100,000	100	39,900
Beneficial conversion of 10% Convertible Note Payable and common stock warrants			195,880
Employee stock option expense			786,703
Foreign currency translation adjustment
Net loss for the period ended December 31, 2006	—	—	—	—	—	—	—	—	—

Balances at December 31, 2006	47,972,091	48,697	21,719,097	4,215,224	4,215	3,807,964	50,000	50	211,468

Conversion of Warrants	1,410,000	1,410	351,056
Issuance of common stock	6,785,881	6,786	3,729,589
Exercise of employee stock options	595,364	595	123,989
Common stock issued for notes payable and accrued interest	1,853,563	1,853	860,053
Common stock tendered in exercise of incentive stock options	(28,734)
Common stock issued in conversion of 10% Convertible Notes Payable	38,541	39	26,732
Beneficial conversion of 10% Convertible Note Payable and common stock warrants
Employee stock option expense			980,823
Foreign currency translation adjustment
Collection on subscription receivable
Conversion of Series B Preferred Stock	80,000	80	19,920				(2,000)	(2)	(19,998)
Common stock issued for accrued expenses	295,892	296	37,204
Conversion of Series A Preferred stock into common stock	30,000	30	44,970	(45,000)	(45)	(44,955)
Net loss for the period ended December 31, 2007
Balances at December 31, 2007	59,032,598	59,786	27,893,433	4,170,224	4,170	3,763,009	48,000	48	191,470

	Preferred Stock
	8% Series C Convertible
	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity (Deficit)

Balances at December 31, 2005	337,150	337	3,684,070.49	(27,710,557)	(0)	(0)	—	(299,861)	(4,922,856)

Conversion of Warrants						—			1,807,319
Conversion of Series B Preferred Stock									—
Conversion of Placement Agent Unit Options									—
Conversion of warrants - cashless exercise									—
Exercise of employee stock options						(1,250)			246,737
Common stock issued for notes payable and accrued interest									3,204,697
Common stock tendered in exercise of incentive stock options								(52,000)	(52,000)
Common stock issued in conversion of 10% Convertible Notes Payable									25,000
Common stock warrants exercised for accrued expenses									80,750
Common stock issued in lieu of wages									40,000
Beneficial conversion of 10% Convertible Note Payable and common stock warrants									195,880
Employee stock option expense									786,703
Foreign currency translation adjustment							(2,041)		(2,041)
Net loss for the period ended December 31, 2006	—	—	—	(4,241,354)	—	—	—	—	(4,241,354)

Balances at December 31, 2006	337,150	337	3,684,070	(31,951,911)	(0)	(1,250)	(2,041)	(351,861)	(2,831,165)

Conversion of Warrants									352,466
Issuance of common stock						0			3,736,374
Exercise of employee stock options									124,584
Common stock issued for notes payable and accrued interest									861,907
Common stock tendered in exercise of incentive stock options								(17,528)	(17,528)
Common stock issued in conversion of 10% Convertible Notes Payable									26,771
Beneficial conversion of 10% Convertible Note Payable and common stock warrants									—
Employee stock option expense									980,823
Foreign currency translation adjustment							9,998		9,998
Collection on subscription receivable						1,250			1,250
Conversion of Series B Preferred Stock									—
Common stock issued for accrued expenses									37,500
Conversion of Series A Preferred stock into common stock
Net loss for the period ended December 31, 2007				(5,253,708)					(5,253,708)

Balances at December 31, 2007	337,150	$337	$3,684,070	$(37,205,619)	$(0)	$(0)	$7,957	$(369,389)	$(1,970,728)

The accompanying notes are an integral part of these financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors located in the United States. TrialMasterTM allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2007, we spent approximately $917,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2006 we spent approximately $742,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

SEGMENT INFORMATION

The Company operates in one reportable segment which is the delivery of EDC services and products to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through three main activities. These activities include:

•	the initial setup activities associated with building, implementing and initiating clinical trial projects;

•	change orders or change requests made by the clinical trial sponsor that require changes to the scope of the clinical trial project; and

•

the maintenance fees paid by our customers for clinical trial projects that have been implemented. The services provided include application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fees associated with each business activity for the years ended December 31, 2007 and December 31, 2006, respectively are:

Business Activity	2007	2006
Clinical Trial Setup	$2,352,719	$1,921,847
Change Orders	332,511	253,355
Maintenance Fees	1,038,611	587,837

Total Revenues	$3,723,841	$2,763,039

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $2,586 and $58,539 as of December 31, 2007 and December 31, 2006, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States. Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of December 31, 2007. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral to mitigate credit risk.

One customer accounted for 13% and another customer accounted for 10% of our revenues during 2007 or approximately $470,000 and $373,000, respectively. One customer accounted for 24% of our revenues during 2006, or approximately $477,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable.

Year ended December 31,	Revenues		Accounts Receivable
	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
2006	1	24%	2	48%
2007	2	23%	3	64%

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event third-party web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

The following table summarizes activity in the Company's allowance for doubtful accounts.

	Year ended December 31,
	2006	2007
Beginning of period	$58,539	$58,539
Bad debt expense	-0-	-0-
Write-offs	-0-	55,953

End of period	$58,539	$2,586

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2007, the Company had $2,632,274 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $46,155 and $26,203 for the years ended December 31, 2007 and 2006, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $917,000 and $742,000 for the years ended December 31, 2007 and 2006 respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2006 and December 31, 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statement of Income for the years ended December 31, 2006 and December 31, 2007 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to December 31, 2007 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Basic earnings per share were calculated using the weighted average number of shares outstanding of 55,545,968 and 34,936,930 for the years ended December 31, 2007 and 2006, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 9,320,270 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at December 31, 2007. Stock warrants to purchase 1,903,140 shares of common stock at an exercise price of $0.25 per share were outstanding at December 31, 2007.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No (“SFAS”) 141 (revised 2007), Business Combinations, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. While the Company expects that SFAS 141R may have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions occurring, which to-date the Company has not completed since 1998.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the year ending December 31, 2007 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$733,121	$480,747	$558,810	$462,911	5 years
Leasehold improvements	46,871	17,348	36,475	7,865	5 years
Computer software	473,537	350,559	367,514	297,106	3 years
Office furniture	85,333	55,508	56,081	51,067	3 years

	$1,338,862	$904,162	$1,018,880	$818,949

Depreciation expense for the years ended December 31, 2007 and 2006 was $85,769 and $55,900 respectively.

NOTE 5:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2007	December 31, 2006
Accounts payable	$405,849	$288,713
Accrued payroll and related costs	35,960	9,491
Other accrued expenses	17,544	96,117
Accrued interest	94,859	123,535
Accrued expenses of OmniTrial BV	127,519	127,519

Total accounts payable and accrued expenses	$681,731	$645,375

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 30,473,460 and 31,222,670 have been omitted from the calculation of dilutive EPS for the years December 31, 2007 and December 31, 2006, respectively. Provided below is a reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Years Ended
	December 31, 2007			December 31, 2006
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(5,773,469)	55,545,968	$(0.10)	$(4,764,498)	34,936,930	$(0.14)
Effect of Dilutive Securities
None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(5,773,469)	55,545,968	$(0.10)	$(4,764,498)	34,936,930	$(0.14)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 7:	NOTES PAYABLE

At December 31, 2007, the Company owed $296,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/06	01/31/09	9.00%	$185,000	$-0-	$185,000
01/16/07	01/01/09	9.00%	51,800	-0-	51,800
01/16/07	01/01/09	9.00%	60,000	-0-	60,000

			$296,800	$-0-	$296,800

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2007, approximately $775,000 of the Convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $87,500.

The Company is currently in default on interest payments owed totaling $64,830 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. During the year we recorded $9,322 in interest expense on the 10% Convertible Notes.

NOTE 9:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2007 are as follows:

2008	$294,623
2009	274,396
2010	280,086
2011	167,520
2012	-0-

Total	$1,016,625

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $342,255 and $221,817 for the years ended December 31, 2007 and 2006, respectively.

The Company’s corporate office lease expires in July 2011.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

EMPLOYMENT AGREEMENTS

In December 2007, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2008. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $300,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2007, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $260,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in December 2007 for one year under the terms of the existing employment agreement

In December 2007, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $205,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in December 2007 for one year under the terms of the existing employment agreement

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In September 2006, we entered into an employment agreement with Mr. Stephen Johnson to serve as our Senior Vice President for Sales and Marketing. The employment agreement is for a three-year term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $210,000 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a commission, payable on a monthly basis, equal to 1% of the Company’s cash receipts as defined in an exhibit to his employment contract. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months. The employment agreement contains customary non-disclosure provisions.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The above referenced notes payable to Cornelis Wit, which were originally amended and restated on June 30, 2004 into one promissory note with a principal amount of $483,984.00 bearing interest at 9% per annum and payable on October 31, 2006, were amended and restated on December 31, 2005, under the terms of a new note bearing interest at 9% payable on April 1, 2008. The principal amount of the new note is $549,500.85 which includes accrued and unpaid interest of $65,516.85. The note and accrued and unpaid interest in the amount of $49,455.07was converted on December 31, 2006 into 1,197,912 shares of common stock at a conversion price of $0.50 per share.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

repaid by December 31, 2005. On November 11, 2005 the Company repaid $50,000 of principal on the note. On December 31, 2005 Mr. Wit converted the remaining $165,000 of outstanding principal and $3,000 in accrued interest into 600,000 shares of common stock.

In December 2006, the Company issued a promissory note for $185,000 that included $125,000 in accrued expenses associated with financial services provided during 2004 and 2005 by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2009.

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

In September 2007, Cornelis Wit, the Company’s President and Chief Executive Officer and a Director, invested $100,500 in private placement of our common stock at a price of $0.67 per share and was issued 150,000 shares of our common stock.

In December 2007, Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999 converted amounts owed to it for accrued financial advisory fees and for fees earned as Placement Agent in offerings completed in March 2007 and December 2007. A total of $37,500 in financial advisory fees and $160,748 in Placement Agent fees were converted into common stock of the Company at a price of $0.67 per share. Noesis Capital Corp. was issued a total of 295,893 shares of common stock of the Company

During the year ended December 31, 2007 we incurred $16,650 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company on several equity and debt transactions since 1999.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

As of December 31, 2007 we had the following outstanding securities:

•	59,032,599 shares of common stock issued and outstanding;

•	1,903,140 warrants issued and outstanding to purchase shares of our common stock;

•	4,170,224 shares of our Series A Preferred Stock issued and outstanding,

•	48,000 shares of our Series B Preferred Stock issued and outstanding;

•	337,150 shares of our Series C Preferred Stock issued and outstanding;

•	a Series C Placement Agent Unit Option; and

•	10% Convertible Notes.

Common Stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to the preferences of the Series A Preferred Stockholders, Series B Preferred Stockholders and Series C Preferred Stockholders, each outstanding share of common stock entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

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

From February 2007 through March 2007, we sold an aggregate of 5,000,000 shares of our common stock to three accredited investors resulting in gross proceeds of $2,500,000. This private placement was exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D. Fernando Montero, who was appointed as a member of our Board of Directors on July 27, 2007, purchased 500,000 shares of our common stock at a price of $0.50 per share, resulting in gross proceeds to the Company of $250,000. In addition, Atlantic Balanced Fund, a corporation formed under the laws of the British Virgin Islands (“ABF”) purchased 2,500,000 shares of our common stock resulting in gross proceeds to the Company of $1,250,000. Mentor Capital Corporation is the fund manager for ABF and has voting and dispositive control over the shares held by ABF. Mr. Montero is the president, director and sole owner of Mentor Capital Corporation and may be considered the beneficial owner of the 2,500,000 shares held by ABF. The Company did not use a placement agent for this offering and accordingly no financial advisory or placement commissions were paid.

From September 2007 through December 2007, we sold an aggregate of 2,081,773 shares of our common stock resulting in gross proceeds of $1,394,788. Other than Cornelis Wit, our President and Chief Executive Officer and a

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Director, and Noesis Capital Corp., placement agent for various offerings of our common stock since 1999, none of the investors were our affiliates. Noesis Capital Corp. converted financial advisory fees of $37,500 and placement agent fees totaling $160,748 into shares of our common stock as part of this private placement. Noesis Capital Corp, an NASD Member firm, acted as placement agent in the offering and as compensation therefore received a commission equal to 8% of the sales made for an aggregate fee of $95,873. Noesis also received a warrant to purchase at $0.67 per share, 5% of the shares sold, or 89,434 shares of our common stock, an estimated fair value of $40,749 was calculated for the warrants granted to Noesis Capital Corp. using the Binomial option pricing model.

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

Series A Preferred Stock

In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 4,170,224 shares are issued and outstanding.

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

There were cumulative arrearages of $1,122,944 and $912,370, or $0.27 and $0.22 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2007 and December 31, 2006, respectively.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which 48,000 shares are issued and outstanding.

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

•

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $600,151 and $560,684, or $9.23 and $8.63 per share, on the Series B Preferred Stock dividends as of December 31, 2007 and December 31, 2006, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There were cumulative arrearages of $1,402,348 and $1,132,628, or $4.16 and $3.36 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2007 and December 31, 2006, respectively.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our Board of Directors.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents preferred dividends accreted for the years ended December 31, 2007 and December 31, 2006, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends Accreted in (dollars)		Dividends per share
	Years ended December 31,		Years ended December 31,
	2007	2006	2007	2006
Preferred stock dividends in arrears Series A	$210,574	$210,761	$0.05	$0.05

Preferred stock dividends in arrears Series B	$39,467	$42,663	$0.80	$0.80

Preferred stock dividends in arrears Series C	$269,720	$269,720	$0.80	$0.80

Warrants

We have issued and outstanding warrants to purchase a total of 1,903,140 shares of our common stock, including:

•

warrants to purchase 393,000 shares of our common stock at an exercise price of $.25 per share expiring May 2009 which were issued by us in connection with the Series C Preferred Stock offering, which warrants contain a cashless exercise provision. The holders of the warrants were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the exercise of the warrants.

•

warrants to purchase 468,400 shares of our common stock at an exercise price of $.25 per share expiring on dates ranging from May 2008 to December 2008 which were issued by us to the placement agent of three offerings of our common stock that were conducted during 2003.

•

warrants to purchase 270,000 shares of our common stock at an exercise price of $.25 per share expiring December 2009 which were issued by us in connection with a private placement of common stock that occurred during 2004, which warrants contain a cashless exercise provision and piggyback registration rights.

•

Warrants to purchase 185,356 shares of our common stock at an exercise price of $0.50 per share expiring in March 2014 which were issued in connection with a private placement of common stock that was conducted in 2007.

•

Warrants to purchase 89,434 shares of our common stock at an exercise price of $0.67 per share expiring in December 2012 which were issued in connection with a private placement of common stock that was conducted in 2007.

•

Warrants to purchase 496,950 shares of our common stock at an exercise price of $0.25 per share expiring in March 2008 which were issued in connection with a private placement of common stock that was conducted in 2003.

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

10% Convertible Note

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10% interest and were due and payable on June 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a rate of $1.25 per share. From 2000 to 2007, certain of the note holders converted an aggregate of $775,000 principal amount of the notes according to their terms into 1,456,638 shares of our common stock. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

Other Comprehensive Loss

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive loss. The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive loss.

	Foreign Current Translation	Accumulated Other Comprehensive Loss
Balance January 1, 2007	$(2,041)	$(2,041)
2007 Activity	9,998	9,998

Balance December 31, 2007	$7,957	$7,957

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of Stock Option Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2007, substantially all of the Company’s employees were participating in the 1998 Plan.

The maximum term for any option grant under the 1998 Plan is ten years from the date of the grant, however, options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

At December 31, 2007, there were 3,179,730 shares available for grant as options or other forms of share-based compensation under the 1998 Plan.

The following table summarizes the stock option activity for the 1998 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000’s)
Outstanding at December 31, 2006	8,824,270	$0.46
Granted	2,227,000	0.63
Exercised	(840,999)	(0.31)
Forfeited/cancelled/expired	(890,001)	(0.47)

Outstanding at December 31, 2007	9,320,270	$0.43	5.0	$1,998

Vested and exercisable at December 31, 2007	6,240,937	$0.37	4.5	$1,338

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The total intrinsic value of stock options exercised, the difference between the closing stock price on the date of exercise and the exercise price, for the years ended December 31, 2007 and December 31, 2006 were $270,926 and $403,948, respectively.

The total fair value of shares vested for the years ended December 31, 2007 and December 31, 2006 were:

Fair value of options vested during the year ended December 31, 2007	$558,793
Fair value of options vested during the year ended December 31, 2006	$806,302

Cash received from stock option exercises for the years ended December 31, 2007 and December 31, 2006 was $113,267 and $223,375, respectively. Due to the Company’s net loss position, no windfall tax benefit has been realized during the years ended December 31, 2007 and December 31, 2006.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table summarizes information concerning options outstanding at December 31, 2007:

	Options Outstanding in (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable in (000’s)
Exercise Price range (per share):
$ 0.00 - $ 0.25	2,517	$0.25	3.1	2,517
$ 0.28 - $ 0.47	2,180	0.35	4.3	1,805
$ 0.48 - $ 2.75	4,623	0.57	6.3	1,919

	9,320	$0.43	5.0	6,241

The weighted average fair value (per share) of options granted during the years ended December 31, 2007, and December 31, 2006 using the American Binomial option-pricing model was $0.50 and $0.42, respectively.

Stock-Based Compensation

For the year ended December 31, 2007, the Company recognized total stock-based compensation expense of $980,823 related to stock option and other share-based awards made from its equity compensation plan.

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

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the years ended December 31, 2007 and December 31, 2006, was $980,823 and $786,703 greater, respectively, than if the Company had continued to account for its stock options under APB No. 25. The table below gives effect to the impact of SFAS No. 123(R) on the Company’s Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Year ended December 31,
	2007	2006
Net income (loss) attributable to common stockholders (as reported)	$(5,773,469)	$(4,764,498)
Salary expense recorded in accordance with SFAS No. 123(R)	(980,823)	(786,703)

Net income (loss) attributable to common stockholders (adjusted)	(4,792,646)	(3,977,795)

Net (loss) per share, basic and diluted (as reported)	$(0.10)	$(0.14)

Net (loss) per share, basic and diluted (adjusted)	$(0.08)	$(0.11)

Weighted average number of shares outstanding, basic and diluted	55,545,968	34,936,930

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2007 and 2006. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

The following table summarizes weighted average grant date fair value activity for the 1998 Plan:

	Weighted Average Grant-Date Fair Value
	2007	2006
Stock options granted during the year ended December 31,	$0.50	$0.42
Stock options vested during the year ended December 31,	$0.39	$0.34
Stock options forfeited during the year ended December 31,	$0.40	$0.23

During the years ended December 31, 2007 and December 31, 2006 1,423,336 and 2,397,505 stock options vested, respectively. The aggregate fair value of the vested options was $558,793 and $806,302, respectively.

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Stock Options for Year Ended December 31,
	2006	2007
Risk-free interest rate	4.72%	4.35%
Dividend yield	0%	0%
Expected volatility	98.5%	92.1%
Expected life of options (years)	6.0	6.0

Weighted average fair value of grants (per option)	$0.42	$0.50

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2007	2,870,000	$0.39

Nonvested Shares at December 31, 2007	3,079,333	$0.45

As of December 31, 2007, approximately $1,430,734 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.64 years.

NOTE 14:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/07	12/31/06
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Stock option expense	(369,084)	(296,036)
Operating loss carryforward	(1,607,886)	(1,299,986)

	(1,976,970)	(1,596,022)

Valuation allowance	1,976,970	1,596,022

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/07	12/31/06
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Employee stock option expense	665,120	296,036
Operating loss carryforwards	10,512,958	8,905,072

Gross deferred tax assets	11,461,776	9,484,806

Valuation allowance	(11,461,776)	(9,484,806)

Net deferred tax asset	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $28,416,279. This loss is allowed to be offset against future income until the year 2027 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2007.

NOTE 15:	SUBSEQUENT EVENTS

On February 29, 2008, pursuant to a Securities Purchase Agreement (“Agreement”) of that date, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors in a private transaction exempt from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act. After paying certain fees and expenses of a commission and expense reimbursement aggregating $143,750, we received net proceeds of $2,156,250.

The debentures, which bear interest at 10% per annum, are due 6 months from the issuance date. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.59 per share, subject to adjustment as provided in the transaction documents. Interest is convertible as provided in the debentures. We are not permitted to prepay the debentures without the prior written consent of the holders. The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents.

The debentures are not convertible and the warrants are not exercisable to the extent that (i) the number of shares of our common stock beneficially owned by the holder and (ii) the number of shares of our common stock issuable upon the conversion of the debentures and/or the exercise of the warrants would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock.

We granted the holders a security interest in all of our assets to secure performance of our obligations under the debentures and the other transaction agreements.

As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively.

Exhibit Index

Exhibit Number                Description

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005 (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005 (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Form of Debenture dated February 29, 2008 (40)

10.24	Form of Warrant February 29, 2008 (41)

10.25	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-QSB for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-QSB for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-QSB for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-QSB for the period ended March 31, 2005.
(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-QSB for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-QSB for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-QSB for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.
(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.
(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-KSB dated December 31, 2005.
(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-KSB dated December 31, 2006.
(45)	Incorporated by reference to Exhibit 10.19 filed with our Form 10-KSB dated December 31, 2007.