Form 10KSB/A
period 2007-12-31
OMNICOMM SYSTEMS INC
filed 2008-05-15
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.

We are also revising the language appearing under Item 8A(T) to correct the rule reference and to provide a complete definition of disclosure controls and procedures.

Except as set forth in Item 8A(T) and Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to OmniComm Systems, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred subsequent to the ate of their evaluation and up to the filing date of this annual report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

Person	Age	Position
Cornelis F. Wit	61	Chief Executive Officer, President and Director
Randall G. Smith	50	Chairman and Chief Technology Officer
Ronald T. Linares	45	Chief Financial Officer
Stephen E. Johnson	43	Chief Operating Officer
Jesus J. Rojas	41	Senior Vice President, Clinical Support and Services
Guus van Kesteren	67	Director
Matthew D. Veatch	37	Director
Fernando Montero	61	Director

Cornelis F. Wit. Mr. Wit has been a member of our Board of Directors since November 1999, and CEO and President since June of 2002. Mr. Wit was our interim CEO from June to July 2000. Mr. Wit was the President of Corporate Finance at Noesis Capital Corp, Boca Raton, Florida, an NASD member firm, from March 1995 until September 2000. Prior to 1994, Mr. Wit was the CEO for DMV, USA, the American subsidiary for Campina Melkunie, a Dutch multi-billion dollar food and pharmaceutical ingredient company. Mr. Wit served as Vice President International Operations for Duphar, a pharmaceutical company in Holland. Mr. Wit graduated from Nyenrode, a business university in Holland.

Randall G. Smith. Mr. Smith has been an executive officer and member of our Board of Directors since 1997, serving as our President and Chief Technology Officer from May 1997 until August 2000 and thereafter as our Chief Technology Officer. From December 1995 to May 1997, Mr. Smith was Director of Operations for Global Communications Group. Mr. Smith received a B.S. from Purdue University.

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

Stephen E. Johnson. Mr. Johnson has served as our Chief Operating Officer since April 1,2008and as our Executive Vice President, National Sales from September 2006 to April 2008. From 2000 to August 2006, Mr. Johnson served as East Coast and Central U.S. Sales Manager for Oracle Corporation, supplier of software for enterprise information management, within its Clinical Applications Division. Mr. Johnson received his B.S in Microbiology from the University of Massachusetts.

Jesus J. Rojas. Mr. Rojas has served as our Senior Vice President for Clinical Support and Services since August 2006 and as our Vice President of Project Management from April 2006 to August 2006. Prior to joining the Company, Mr. Rojas served as Executive Director of Clinical Operations from February ,2004 to January 2006 and Associate Director for Clinical Operations from July 1999 to February, 2004 for SFBC International, an international drug development services company.

Guus van Kesteren. Mr. van Kesteren has been a member of our Board of Directors since November 1999. Since 1996, Mr. van Kesteren has been a consultant to Noesis Capital Corp., a NASD member firm. Prior thereto, he was employed from 1972 until 1996 by Johnson & Johnson in various capacities, holding the position of Vice President International from 1985 until 1996 with responsibility for the Australasian subsidiaries. Mr. van Kesteren graduated from Nyenrode, a business university in Holland.

Matthew D. Veatch. Mr. Veatch has been a member of our Board of Directors since February 2004. From 1999 to 2002 and again in 2003 to the present Mr. Veatch has been employed as a Director for Quintiles Transnational, a global leader in contract product development and commercialization services. Currently Mr. Veatch is the co-founder and Senior Director of the Public Health and Government Services division. From 1992 to 1999 Mr. Veatch was employed at a leading academic medical center as well as CRO and SMO organizations. During 2002 Mr. Veatch was employed as a Director for CB Technologies, an EDC provider to pharmaceutical, medical device and biotechnology companies. Mr. Veatch graduated in the life sciences from the University of Colorado at Boulder and received his MBA in international business from California State University, Dominguez Hills (Los Angeles).

Fernando Montero. Mr. Montero has been a member of our Board of Directors since July 2007. Since 1998, Mr. Montero has been President of Mentor Capital Corporation, an investment management firm involved in listed securities and private equity in the United States and Latin America. Prior to his engagement with Mentor Capital Corporation, Mr. Montero was President of Hanseatic Corporation in New York from 1989 to 1997. Mr. Montero was also Minister of Energy and Mines of Perú from 1982 to 1983 and Deputy Minister of Energy and Mines of Perú from 1980 to 1982. Mr. Montero earned his MBA from the Wharton School of Business at the University of Pennsylvania.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s Directors and executive officers and persons who own more than ten percent of a class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2007, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007.

CORPORATE GOVERNANCE AND RELATED MATTERS

Board of Directors Meetings and Committees

The Board of Directors meets regularly during the year to review matters affecting OmniComm Systems and to act on matters requiring Board approval. It also holds special meetings whenever circumstances require and may act by unanimous written consent.

The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Governance and Nominating Committee. From time to time, the Board of Directors may establish additional committees.

The following chart reflects the current membership of each of our Board’s committees:

Name	Audit Committee	Compensation Committee	Governance and Nominating Committee
Cornelis F. Wit
Randall G. Smith
Guus van Kesteren	*	**
Matthew D. Veatch		*	**
Fernando Montero	**	*

*	Member
**	Chair

Audit Committee. The Company has an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on April 24, 2003. Our Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The NASDAQ Stock Market, Inc.

Our Board of Directors has also determined that Mr. Montero is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Compensation Committee. The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the Board of Directors. In addition, the Committee determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions on which they are granted, amends compensation plans within the scope of the Committee’s authority and recommends plans and plan amendments to the Board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time.

Governance and Nominating Committee: The Governance and Nominating Committee reviews and makes recommendations to the Board of Directors with respect to:

•	the responsibilities and functions of the Board and Board committees and with respect to Board compensation,

•	the composition and governance of the Board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the Board,

•	candidates for election as Chief Executive Officer and other corporate officers,

•	monitoring the performance of the Chief Executive Officer and our plans for senior management succession, and

•	reviewing and recommending the policies and procedures necessary for the effective management of our company.

The Committee uses various methods to identify director nominees. The Committee assesses the appropriate size and composition of the Board and the particular needs of the Board based on whether any vacancies are expected due to retirement or otherwise. Candidates may come to the attention of the Committee through current board members, stockholders, or other sources. All candidates are evaluated based on a review of the individual’s qualifications, skills, independence, and expertise.

Our Governance and Nominating Committee, operates under a written charter which was adopted during calendar 2003. The charter is available for review on our website, www.omnicomm.com.

Our Board of Directors has determined that each member of the Governance and Nominating Committee is independent, as independence is defined in the listing standards of The NASDAQ Stock Market, Inc. The Committee does consider nominees selected by our stockholders.

Identifying and Evaluating Director Nominees

Working closely with the full Board, the Governance and Nominating Committee develops criteria for open Board positions, taking into account such factors as it deems appropriate, including, among others, the current composition of the Board, the range of talents, experiences and skills that would best complement those already represented on the Board, the balance of management and independent Directors and the need for financial or other specialized expertise. Applying these criteria, the Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and shareholders. Once the Committee has identified a prospective nominee—whether the prospective nominee is recommended by a shareholder or otherwise—it makes an initial determination as to whether to conduct a full evaluation, taking into account the information provided to the Committee with the recommendation of the candidate as well as the Committee’s own knowledge, supplemented as appropriate by inquiries to third parties. The preliminary determination is based primarily on the need for additional Board members and the likelihood that the prospective nominee can satisfy the criteria that the Committee has established. If the Committee determines, in consultation with the Chairman of the Board and other Directors as appropriate, that additional consideration is warranted, it will gather additional information about the prospective nominee’s background and experience. The Committee then evaluates the prospective nominee against the specific criteria that it has established for the position. If the Committee decides, on the basis of its preliminary review, to proceed with further consideration, members of the Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation and interview, the Committee makes a recommendation to the full Board, which makes the final determination whether to nominate or appoint the new Director after considering the Committee’s report.

Consideration of director candidates recommended by our stockholders

The Governance and Nominating Committee will consider director candidates submitted by stockholders addressed to: OmniComm Systems, Inc. Board of Directors, 2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL 33309, Attention: Corporate Secretary. Such recommendations should be accompanied by (i) evidence of the stockholder’s stock ownership over the last year, (ii) a statement that the stockholder is not a competitor of OmniComm Systems, (iii) a resume and contact information for the director candidate, as well as a description of the candidate’s qualifications and (iv) a statement whether the candidate has expressed interest in serving as a director. The Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders as it does for candidates proposed by other parties. The Committee will consider such candidacy and will advise the recommending stockholder of its final decision. A stockholder who wishes to nominate a person for Director must provide the nomination in writing to the Secretary at the Company’s principal offices pursuant to the notice provisions in the By-laws. Such notice must be received not less than 60 nor more than 90 days prior to the Annual Meeting or, if less than 70 days’ notice of the date of such meeting has been given, then within 10 business days following the first public disclosure of the meeting date or the mailing of the Company’s notice. Any such notice must contain information regarding the nominee and the proponent. Details concerning the nature of such information are available without charge from us.

Contacting the Board of Directors

Shareholders and other parties interested in communicating directly with the Board of Directors or with the non-management Directors as a group may do so by writing to Chairman of the Board, OmniComm Systems, Inc., 2101 West Commercial Blvd., Suite 4000, Ft. Lauderdale, Florida 33309. Under a process approved by the Governance and Nominating Committee of the Board for handling letters received by the Company and addressed to non-management members of the Board, the Corporate Secretary of the Company reviews all such correspondence and forwards to the Board a summary and/or copies of any such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or Committees thereof or that he or she otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by the Company that is addressed to members of the Board and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of the Company’s internal audit department and handled in accordance with procedures established by the Audit Committee with respect to such matters, as described below

Accounting Matters

The Audit Committee has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters (“Accounting Matters”). Employees with concerns regarding Accounting Matters may report their concerns directly to the Audit Committee via the confidential reporting system maintained by OmniComm Systems. Non-employee complaints regarding Accounting Matters may be reported by writing to the Audit Committee c/o Corporate Secretary, at our headquarters at 2101 West Commercial Blvd., Suite 4000, Ft. Lauderdale, Florida 33309.

Code of Ethics

Effective March 1, 2003, our Board of Directors adopted a Code of Business Conduct and Ethics that applies to, all of our employees and members of our Board of Directors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	accountability for adherence to the Code of Business Conduct and Ethics.

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

Our Code of Business Conduct and Ethics is available on the SEC website located at: www.sec.gov filed as Exhibit D to our Proxy Statement dated June 4, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: OmniComm Systems, Inc., 2101 West Commercial Blvd., Suite 4000, Ft. Lauderdale, Florida, 33309.

Policy Regarding Related Party Transactions

Our Board’s policy requires that transactions with related parties must be entered into in good faith on fair and reasonable terms that are no less favorable to us than those that would be available in a comparable transaction in arm’s-length dealings with an unrelated third party. Based on our experience, we believe that each of the transactions with related parties complied with our Board’s policy at the time the transaction was effected. Our Board, by a vote of the disinterested directors, must approve all related party transactions. See “Certain Relationships and Related Transactions” for a description of such transactions.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation discussion and analysis

Compensation Committee’s Philosophy on Executive Compensation

OmniComm Systems’ business vision is built around our desire to hire and retain the most talented executives and employees in the EDC industry. We believe this will help ensure that we achieve our operating goals of 1) achieving significant market share, 2) that we are viewed as a great company to work for, and 3) that our clients believe that we are a great company to buy products and services from. We believe this philosophy best allows us to align employee incentives with shareholder value creation.

We strive to exceed our customers’ expectations through exceptional service experiences at every point of contact and through products and services that deliver what clients care about most. To achieve this vision, we try to continually align our business processes with what clients care about most. In order to achieve these goals we must attract, retain and properly motivate exceptional executives.

OmniComm Systems’ Executive Compensation package is designed to deliver a full featured compensation package. These compensation packages are delivered in an entrepreneurial environment that fosters on-going learning and affords the executive an ability to develop their skills in a fun, highly-motivated work environment. For the Company and shareholders, our compensation philosophy and plan seeks to maximize the return from the compensation investment. For the executive, our plan is intended to represent a fair and competitive compensation package with the objective of achieving a meaningful work experience that includes personal fulfillment, wealth accumulation, competitive pay and job security. These, in turn, provide an optimal scenario for the Company’s executives, business partners and customers.

Within this context, the three major objectives for our executive compensation program are:

•	Alignment: Link executive compensation rewards with increases in shareholder value and ultimately align shareholder and executive interests by achieving meaningful executive stock ownership levels.

•	Motivation: Motivate executives to be accountable for and accomplish the strategic and financial objectives approved by the Board of Directors.

•

Attraction and Retention: Attract and retain senior executives with experience in managing high-growth firms with an entrepreneurial spirit. We have built our management team around executives with pharmaceutical, health science, software and high-technology backgrounds. It is our belief that this approach will allow us to preserve and increase shareholder value by strengthening the core EDC service and product metrics which ultimately drive shareholder value.

The Role of the Compensation Committee in Determining Executive Compensation

Compensation for the Named Executive Officers is determined under programs adopted by the Compensation Committee and approved by the Board of Directors.

The Compensation Committee establishes the executive compensation philosophy, policy, elements and strategy and reviews proposed executive compensation program provisions for Board approval. Specifically, the Compensation Committee:

•	approves executive officer salary increases, except for the Chief Executive Officer (“CEO”) which are recommended by the Compensation Committee and approved by the Board of Directors;

•	approves participation in the 1998 Stock Incentive Plan (the “Plan”);

•	assesses the Company’s performance results, as well as individual performance results for the CEO and other Named Executive Officers, when applicable, in determining awards under the Plan; and

•	oversees employee and executive benefit plans and perquisites.

In addition, the Compensation Committee recommends to the Board of Directors for approval (1) the annual targets for the Plan; (2) the annual Plan award for the CEO and CTO; (3) individual annual stock option and restricted stock awards to executives and other employees; (4) 401(k) plan changes; (5) executive benefits and perquisites; and (6) approves executive employment and severance agreements recommended by the Company’s Executive Management.

Policy on Executive Compensation

Each executive officer’s compensation opportunity is designed to be competitive with that offered by EDC companies with operations in the Company’s marketplace (the “Peer Group,” as described below). The Company’s Peer Group is relatively small since only three other EDC firms are currently publicly-held. In addition, the Company operates in a geographic area that has experienced inflation and cost-of-living increases that exceed those measured for the U.S. market as a whole. In analyzing its wage, incentive and perquisite practices the Company considers three groups of companies its Peer Group. The first is other publicly-held EDC firms, second, are firms that provide services and products to the pharmaceutical, biotechnology and medical device industries, and, third are small, high-technology firms located in the South Florida area.

Because the Company operates in a market where there is strong demand for talented executives, the Compensation Committee believes that staying competitive with the Peer Group is essential to attracting and retaining highly qualified executive officers. Generally, this means that base salary, annual incentive targets and stock plan grant values are established around the calculated median of the Peer Group with some adjustments made for the Company’s relative asset size. Individual opportunities may be above or below this general target level at times for a variety of reasons, including individual and corporate performance, recruiting or retention requirements or internal equity concerns. The other elements of the rewards portfolio are also designed to be comparable to the benefits provided to executives within the life sciences and software industries.

To-date the Company has not used short-term, incentive-based compensation. When financial performance makes the use of short-term incentives appropriate we believe the performance of the individual and the Company should determine whether total compensation received by any executive officer reaches the median level observed in the Peer Group. For long-term incentives, the Compensation Committee generally awards stock options and has begun analyzing the future use of restricted common stock. Stock option awards generally vest in one-third annual increments after the grant date. It is the Compensation Committee’s policy to provide grant levels that approximate the median of executive position grant levels within the Peer Group. Actual annual grants may vary from this policy based on the performance of the Company and/or the individual. Benefits for executives are intended to reflect OmniComm Systems’ overall approach to its broad employee population, as well as generally competitive executive practice and to assist in the attraction and retention of talented executives to careers at OmniComm Systems. Health care coverage for executives is the same as for all employees. At present, the Company does not provide any unique executive benefits or perquisites to its key employees.

The Peer Group

The Compensation Committee uses a Peer Group comprised of peer EDC service providers and providers of technology services to the Life Sciences industries to compare the primary elements of the Company’s executive compensation and benefit programs. The Compensation Committee periodically reviews the Peer Group with management and makes changes as appropriate to better reflect companies of similar size and business characteristics or who have a significant presence in the Company’s marketplace. The 2008 Peer Group includes three pure EDC providers and one firm that includes EDC among its products and services. In addition to the Peer Group comparisons, the Compensation Committee reviews compensation survey data within the South Florida business market and considers general corporate practices and trends where appropriate in making compensation decisions. The 2008 Peer Group consists of:

PhaseForward	etrials Worldwide
DATATRAK International	eResearch Technology

Guiding Principles

The Compensation Committee’s executive compensation philosophy is implemented through compensation programs based upon the following Guiding Principles:

•

Pay Prominence: The Compensation Committee will manage pay to help communicate desired results, influence management to make decisions to produce those results and reward management for achievement of those results. The following key elements are ways the Compensation Committee keeps pay prominent:

•

Emphasis on Motivation: Pay will be used to motivate management to focus on key financial and strategic goals by providing above competitive pay rewards for outstanding annual and long-term performance and below competitive pay when performance is less than expected.

•

Performance Management: Performance assessment criteria for each executive will be clearly communicated each year and will be consistent with areas of performance related to achieving the Company’s short and long-term objectives.

•	Controllability: Financial performance measures that management has the ability to impact and influence will be used in administering the Plan.

•

Explicitness: Compensation opportunities and the performance expectations to earn these opportunities will be explicitly communicated. Goals and payout schedules will be established in advance for all incentive plans.

•	Differentiation: Pay will be managed to ensure material differences occur for significantly different levels of performance achievement.

•

Comparative Framework: The Compensation Committee compares the Company’s executive compensation levels with data sources that reflect its business (software development) in its markets and account for the size of operations (e.g., total revenues and assets). Such data sources include software industry specific compensation surveys and an analysis of pay levels provided to comparable executives within the Peer Group.

•

Pay Positioning: The targeted total direct compensation (salary, annual incentive (if applicable) and long-term incentives) and benefits package, including perquisites, for executives should be positioned to be competitive with the assessed median compensation levels of the Peer Group, taking into account the relative responsibilities of the executive officers involved, when targeted performance is achieved. Actual total direct compensation in any given year may be above or below the target level based on corporate and individual performance.

The basic components of the Company’s executive compensation package and the policy for each component are described below:

Base Salary

In general, OmniComm Systems targets base salaries at the median competitive levels relative to comparable positions in the Peer Group, taking into account the comparative responsibilities of the executive officers involved. Where the responsibilities of executive positions at OmniComm Systems are different from those typically found among other software or EDC companies or where executives are new to their responsibilities or play a particularly critical role at OmniComm Systems, base salaries may be targeted above or below median competitive levels. In determining salaries, the Compensation Committee also takes into account individual leadership and vision, experience and performance, as well as internal equity relative to other positions within the Company and specific issues particular to OmniComm Systems and the position involved.

Annual Incentive Pay

As discussed, to-date the Company has not utilized Annual Incentive Pay, other than in connection with sales commissions paid to certain sales executives. The CEO, COO and CFO each have annual incentive pay and performance awards contained as part of their individual employment agreements, but Company performance has precluded the award of any incentives. The Compensation Committee contemplates that the administration of the Company’s Annual Incentive Pay program will entail the annual determination of awards for the Named Executive Officers by reference to pre-assigned target percent of salary for each executive position, which will represent the Compensation Committee’s view of bonus opportunity for total cash compensation that approximates the median level of the Peer Group. Actual amounts will likely vary from this target based on performance results of OmniComm Systems and the individual.

Long-Term Incentives

Long-term incentives are provided through OmniComm Systems’ Plan, which has been approved by shareholders. The Plan authorizes the award of both restricted stock and stock options to executives and other employees, as determined by the Compensation Committee. The Company has historically provided long-term compensation opportunities for senior executives in the form of an annually determined grant of stock options, which vest ratably in one-third increments each year beginning with the year of grant. With recent accounting changes which effectively discourage the use of stock options, the Compensation Committee has begun the process of evaluating the use of grants of restricted stock, the restrictions on which lapse in annual one-third increments after grant or earlier if the employee dies, is permanently and totally disabled, or has his or her employment terminated under certain conditions. In general, both stock options and restricted stock are forfeited if the executive voluntarily terminates employment prior to vesting. Throughout the vesting period, holders of restricted stock have the right to vote their restricted shares and to receive dividends if and when paid.

The Compensation Committee develops annual guidelines, based on salary level and market data, for determining the size of the long-term equity incentive awards to executive officers. In determining the composition of the long-term incentive equity awards, the Compensation Committee considers the costs to the Company of each type of award and the incentive provided to the executive officer. For 2007, 100% of the targeted long-term incentive guideline was provided through stock options. The actual number of stock options and shares of restricted stock granted to any individual executive officer may be above or below the guideline level for the executive position based on an assessment of the historical and expected future contribution and performance of the executive as determined by the CEO and recommended by the Compensation Committee for approval by the Board of Directors.

Stock options and restricted stock are typically granted on a pre-established meeting date of the Board of Directors each year, the exceptions being for new hires and promotions. All stock option and restricted stock grants are approved by the Board of Directors and are effective on the date the Board of Directors approves the award. OmniComm Systems has no intention, plan or practice to select stock option or restricted stock grant dates for executives in coordination with the release of material, non-public information or to time the release of such information because of option grant dates.

OmniComm Systems expenses stock option and restricted stock pro rata over the stock options vesting period and reports such expensing in accordance with FAS 123R. Upon exercise of a non-qualified stock option, the executive realizes ordinary income on the difference between the stock price on the date of exercise and the exercise price and the Company realizes a commensurate tax-deductible expense. Upon vesting of restricted stock, the executive realizes ordinary income equal to the value of the restricted stock on the date of vesting and the Company realizes a commensurate tax-deductible expense. Under the direction of the Compensation Committee, OmniComm Systems staff is responsible for communicating and distributing the documentation associated with the awarding of stock options and restricted stock to participants.

Employee Benefits

Executive officers are eligible to participate in each OmniComm Systems benefit program which is available for all employees. The specific benefits provided and the levels of the benefits are determined periodically to be competitive with the software industry and significant employers within the Company’s geographic employment areas. The Company’s employee programs include:

•

Medical, Dental & Vision Insurance is provided to each executive officer and includes health insurance from either Preferred Provider Organizations (PPO) or Point of Service (POS) insurance providers. Dental and Vision insurance are company sponsored but paid for solely by each executive officer.

•

401(k) Plan provides for contributions of gross earnings subject to a federal maximum of annual contributions which is indexed over time, as well as up to $5,000 “catch up” contribution if over age 50. Executive participation is limited by various federal non-discrimination measures. There are no employer matches for employee contributions

•	Long Term Disability Program provides a defined percentage of salary during the illness/disability period.

CEO Compensation

Mr. Wit’s base salary was determined and approved by the Board after review and recommendation by the Compensation Committee. The Compensation Committee developed its recommendation after a review of Peer Group chief executive officer compensation and trends in CEO salary increases as provided by software industry salary planning surveys. In 2007, Mr. Wit also received a grant of 75,000 stock options for his service on the Board of Directors , as specified in the Summary Compensation Table and Director Compensation Table.

Deductibility of Executive Compensation

The Compensation Committee has reviewed the qualifying compensation regulations issued by the Internal Revenue Service under Section 162(m) of the Code, which provide that no deduction is allowed for applicable employee remuneration paid by a publicly held corporation to the chief executive officer or any of the other four highest paid officers of the corporation to the extent that the remuneration paid to the employee exceeds $1.0 million for the applicable taxable year, unless certain conditions are met. Compensation pursuant to certain stock option plans and other performance-based compensation may be excluded from the $1.0 million limit. During 2007, the Company believes that compensation to covered employees did not exceed the $1.0 million limit. While in general the Compensation Committee attempts to design its compensatory arrangements to preserve the deductibility of executive compensation, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

It is the Company’s position that stock options awarded under certain of its stock option plans, including the Plan will not count toward the Section 162(m) limit.

THE COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed this Compensation Discussion and Analysis with OmniComm Systems’ management. Based on this review and discussion, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in OmniComm Systems’ proxy statement and incorporated by reference into the Annual Report on Form 10-KSB for the year ended December 31, 2007.

Guus van Kesteren, Chairman

/s/ Guus van Kesteren

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was during the last completed fiscal year an officer or employee of OmniComm Systems or any of its subsidiaries or formerly an officer of OmniComm Systems or any of its subsidiaries. None of such Directors had any business or financial relationships with OmniComm Systems requiring disclosure in this proxy statement.

COMPENSATION OF OFFICERS AND DIRECTORS

Cash Compensation Table

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the fiscal year ended December 31, 2007 to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)		OPTION AWARDS ($) (F)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)
Cornelis F. Wit, President, CEO and Director	2007	237,492	0			37,350	(2)	0	0	0	274,842
	2006	229,397	0	8,000	(1)	26,475	(3)	0	0	0	263,872
Randall G. Smith, Chairman and CTO	2007	154,527	0			37,350	(5)	0	0	0	191,877
	2006	224,449	0	8,000	(4)	28,120	(6)	0	0	0	260,569
Ronald T. Linares, Chief Financial and Accounting Officer	2007	195,608	0			46,453	(8)	0	0	0	242,061
	2006	187,297	0	8,000	(7)	21,395	(9)	0	0	0	216,692
Jesus J. Rojas Senior Vice President (10)	2007	155,198	0	0		0				0	155,198
	2006	90,269	0	0		267,400	(11)			0	357,669
Stephen E. Johnson, Chief Operating Officer (12)	2007	212,807	0	0		22,550	(14)	0	0	0	235,357
	2006	66,188	0	0		218,650	(13)	0	0	0	284,838

(1)	Mr. Wit was granted 20,000 shares of restricted stock during 2006 for service provided during fiscal 2005.
(2)	Mr. Wit was granted 75,000 stock options on April 24, 2007 at an exercise price of $0.61 per share. The options vested on April 24, 2008 and expire on April 24, 2014. The options will be cancelled 90 days following Mr. Wit’s termination or one year following his death if not exercised.
(3)	Mr. Wit was granted 75,000 incentive stock options on March 6, 2006 at an exercise price of $0.43 per share. The options vested immediately and expire on March 6, 2013. The options will be cancelled 90 days following Mr. Wit’s termination or one year following his death if not exercised.
(4)	Mr. Smith was granted 20,000 shares of restricted stock during 2006 for service provided during fiscal 2005.
(5)	Mr. Smith was granted 75,000 stock options on April 24, 2007 at an exercise price of $0.61 per share. The options vested on April 24, 2008 and expire on April 24, 2014. The options will be cancelled 90 days following Mr. Smith’s termination or one year following his death if not exercised.
(6)	Mr. Smith was granted 75,000 incentive stock options on March 6, 2006 at an exercise price of $0.43 per share. The options vested immediately and expire on March 6, 2013. Mr. Smith was granted 5,000 incentive stock options on March 1, 2006 at an exercise price of $0.45 per share. The options vested immediately and expire on March 1, 2011. All of the granted options will be cancelled 90 days following Mr. Smith’s termination or one year following his death if not exercised.

(7)	Mr. Linares was granted 20,000 shares of restricted stock during 2006 for service provided during fiscal 2005.
(8)	Mr. Linares was granted 103,000 incentive stock options on December 29, 2007 at an exercise price of $0.64 per share. The options vest ratably on December 29, 2008 and December 29, 2009 and expire on December 29, 2013.
(9)	Mr. Linares was granted 50,000 incentive stock options on December 29, 2006, at an exercise price of $0.49 per share. The options vested immediately and expire on December 29, 2013. Mr. Linares was granted 5,000 incentive stock options on March 1, 2006 at an exercise price of $0.45 per share. The options vested immediately and expire on March 1, 2011. All of the granted options will be cancelled 90 days following Mr. Linares’ termination or one year following his death if not exercised.
(10)	Mr. Rojas was appointed as our Senior Vice President of Clinical Services and Support on August 1, 2006.
(11)	Mr. Rojas was granted 35,000 incentive stock options on May 8, 2006, at an exercise price of $0.56 per share. The options vest on May 8, 2007 and expire on May 8, 2013. Mr. Rojas was granted 140,000 incentive and 410,000 non-qualified stock options on August 1, 2006, at an exercise price of $0.56 per share. The options vest as follows: 100,000 shares vested immediately, the remaining shares vest ratably over three years beginning on August 1, 2007 and expire in the aggregate on August 1, 2013. Mr. Rojas was granted 20,000 non-qualified stock options on December 29, 2006, at an exercise price of $0.49 per share. The options vested immediately and expire on December 29, 2013. All of the granted options will be cancelled 90 days following Mr. Rojas’ termination or one year following his death if not exercised.
(12)	Mr. Johnson was appointed as our Senior Vice President of Sales and Marketing on September 4, 2006. Mr. Johnson was appointed our Chief Operating Officer on April 1, 2008.
(13)	Mr. Johnson was granted 200,000 incentive and 250,000 non-qualified stock options on September 4, 2006, at an exercise price of $0.50 per share. The options vest ratably over three years beginning on September 4, 2007 and expire in the aggregate on September 4, 2015. Mr. Johnson was granted 50,000 incentive stock options on December 29, 2006, at an exercise price of $0.49 per share. The options vested immediately and expire on December 29, 2013. The options will be cancelled 90 days following Mr. Johnson’s termination or one year following his death if not exercised.
(14)	Mr. Johnson was granted 50,000 incentive stock options on December 29, 2007 at an exercise price of $0.64 per share. The options vest ratably on December 29, 2008 and December 29, 2009 and expire on December 29, 2013.

Salaries are administered to achieve a 50th percentile market rate, but vary by individual based on performance and other considerations. Bonus and Annual Incentive compensation cash payments also vary based on corporate, organizational unit and individual performance. OmniComm Systems did not award Annual Incentive awards cash payments at the end of fiscal 2006. Approximately three employees of the Company and its subsidiaries are eligible for Annual Incentive awards based upon the achievement of corporate and individual goals established at the beginning of the year. Corporate goals are established by the Compensation Committee and the Board of Directors; individual goals are proposed by the CEO and the CTO, and recommended and approved by the Compensation Committee and, with respect to the CEO, approved by the Board of Directors. In 2006, certain executives and other key employees were awarded restricted stock which vested upon grant. Also in 2006, executives were awarded stock options with an exercise price equal to the fair market value of OmniComm Systems’ stock on the date of grant and vesting periods determined by the relative quantity of options granted. The number of restricted and option shares awarded were determined in accordance with a 50th percentile market rate long-term incentive compensation policy, with actual grants to individuals varying based on individual historic and expected performance. Retirement income benefits are provided by various pension and retirement benefit plans (see Compensation Discussion & Analysis).

For 2006, OmniComm Systems awarded some combination of restricted stock and stock options to five executive officers. Guidelines for determining the awards to Named Executive Officers were derived from long-term incentive target amounts established annually. Actual restricted stock and stock option grants in 2006 varied from the guideline number of shares to individual executives based on the executive’s contributions to the performance of the Company in 2005 and expected contributions in the future, as determined by the CEO. The 2006 restricted stock and stock option awards normally vest one-third each year after grant. Stock options were granted with an exercise price equal to the closing market value of OmniComm Systems’ stock on the date the grant was approved by the Board of Directors. Restricted stock and stock option grants to Mr. Wit in 2006 were in accordance with terms of his employment contract.

For 2007, OmniComm Systems awarded some combination of restricted stock and stock options to two executive officers. Guidelines for determining the awards to Named Executive Officers were derived from long-term incentive target amounts established annually. Actual stock option grants in 2007 varied from the guideline number of shares to individual executives based on the executive’s contributions to the performance of the Company in 2007 and expected contributions in the future, as determined by the CEO. The 2007 restricted stock and stock option awards vest one-half each year beginning on the anniversary date of the grant. Stock options were granted with an exercise price equal to the closing market value of OmniComm Systems’ stock on the date the grant was approved by the Board of Directors. Stock option grants to Mr. Wit in 2006 were in accordance with terms of his employment contract.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2007:

OPTION AWARDS						STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Cornelis F. Wit, President, CEO and Director	5,000	0	0	$0.25	8/1/2008	0	0	0	0
	175,000	0	0	$0.25	12/21/2009	0	0	0	0
	75,000	0	0	$0.25	6/21/2010	0	0	0	0
	175,000	0	0	$0.25	12/31/2010	0	0	0	0
	175,000	0	0	$0.25	12/21/2012	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0
	0	75,000	0	$0.61	4/24/2014	0	0	0	0
	75,000	0	0	$0.43	3/6/2013	0	0	0	0

Randall G. Smith, Chairman and Chief Technology Officer	5,000	0	0	$0.25	8/1/2008	0	0	0	0
	70,000	0	0	$0.43	9/1/2008	0	0	0	0
	70,000	0	0	$0.25	9/1/2008	0	0	0	0
	70,000	0	0	$0.25	9/1/2008	0	0	0	0
	167,270	0	0	$0.25	7/6/2009	0	0	0	0
	2,000	0	0	$2.75	7/30/2009	0	0	0	0
	150,000	0	0	$0.25	12/21/2009	0	0	0	0
	75,000	0	0	$0.25	6/21/2010	0	0	0	0
	150,000	0	0	$0.25	12/31/2010	0	0	0	0
	5,000	0	0	$0.45	3/1/2011	0	0	0	0
	150,000	0	0	$0.25	12/21/2012	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	0	75,000	0	$0.61	4/24/2014	0	0	0	0
	75,000	0	0	$0.43	3/6/2013	0	0	0	0
Ronald T. Linares, Chief Financial and Accounting Officer	15,000	0	0	$0.47	4/5/2008	0	0	0	0
	5,000	0	0	$0.25	8/1/2008	0	0	0	0
	70,000	0	0	$0.43	9/1/2008	0	0	0	0
	70,000	0	0	$0.25	9/1/2008	0	0	0	0
	70,000	0	0	$0.25	9/1/2008	0	0	0	0
	2,000	0	0	$2.75	7/30/2009	0	0	0	0
	75,000	0	0	$0.25	12/21/2009	0	0	0	0
	75,000	0	0	$0.25	12/31/2010	0	0	0	0
	5,000	0	0	$0.45	3/1/2011	0	0	0	0
	75,000	0	0	$0.25	12/21/2012	0	0	0	0
	50,000	0	0	$0.49	12/31/2013	0	0	0	0
	23,333	0	0	$0.38	12/23/2014	0	0	0	0
	23,333	0	0	$0.38	12/23/2014	0	0	0	0
	23,334	0	0	$0.38	12/23/2014	0	0	0	0
	15,000	0	0	$0.47	10/5/2008	0	0	0	0
	0	103,000	0	$0.64	12/29/2012	0	0	0	0
Jesus J. Rojas Senior Vice President	20,000		0	$0.49	12/31/2013	0	0	0	0
	35,000		0	$0.56	8/1/2013	0	0	0	0
	100,000		0	$0.56	8/1/2013	0	0	0	0
	300,000	150,000	0	$0.56	8/1/2013	0	0	0	0
Stephen E. Johnson Chief Operating Officer	50,000		0	$0.49	12/31/2013	0	0	0	0
	450,000	0	0	$0.50	9/4/2015	0	0	0	0
	0	50,000	0	$0.64	12/29/2012	0	0	0	0

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Cornelis F. Wit	190,000	$47,500	20,000	$8,000
Randall G. Smith	65,000	$16,250	20,000	$8,000
Ronald T. Linares	67,029	$17,859	20,000	$8,000
Jesus J. Rojas	-0-	$-0-	-0-	$-0-
Stephen E. Johnson	-0-	$-0-	-0-	$-0-

Employment Contracts and Other Arrangements

This section discusses the employment contracts and transition or other severance agreements for the Chief Executive Officer and the other Named Executive Officers.

Cornelis F. Wit, President and Chief Executive Officer and Director

In December 2007, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2008. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $300,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one-year non-compete clause if Mr. Wit leaves the company voluntarily or a six-month non-compete clause following his termination by the Company.

Randall G. Smith, Chairman, and Chief Technology Officer

In December 2007, we renewed our employment agreement with Mr. Randall G. Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $260,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one-year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in December 2007 for one year under the terms of the existing employment agreement

Ronald T. Linares, Chief Financial Officer, and Treasurer

In December 2007, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $205,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one-year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in December 2007 for one year under the terms of the existing employment agreement

Stephen D. Johnson, Senior Vice President Sales and Marketing

In September 2006, we entered into an employment agreement with Mr. Stephen Johnson to serve as our Senior Vice President for Sales and Marketing. The employment agreement is for a three-year term. Under the terms of this agreement, Mr. Johnson currently receives an annual salary of $210,000 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a commission, payable on a monthly basis, equal to 1% of the Company’s cash receipts as defined in an exhibit to his employment contract. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months. The employment agreement contains customary non-disclosure provisions.

Director Compensation

The following table sets forth compensation information on each of the Directors of OmniComm Systems for their services as members of our Board of Directors for the fiscal year ended December 31, 2007. Directors who are also employees receive no additional compensation for their services as a Director as of January 1, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guus van Kesteren	$0	$		$37,350	$0	$0	37,350
Matthew D. Veatch	0			37,350	0	0	37,350
Cornelis F. Wit	0		0	37,350	0	0	37,350
Randall G. Smith	0		0	37,350	0	0	37,350
Fernando Montero (3)	-0-		-0-	124,050	-0-	-0-	124,050
Simon P. Kooyman (4)	0		0	-0-	0	0	-0-

(1)	Grant Date Fair Value for all restricted stock awards is $8,000.
(2)	Grant Date Fair Value for option grants for Mr. van Kesteren, Mr. Wit, Mr. Smith and Mr. Veatch were $37,350 and $124,050 for Mr. Montero.
(3)	Mr. Montero was elected to the Board of Directors on July 27, 2007.

(4)	Mr. Kooyman did not stand for re-election at the 2007 Annual Meeting of Shareholders and his service as a Director concluded on May, 2007.

We do not pay fees to directors for their attendance at meetings of the Board of Directors or committees; however, we may adopt a policy of making such payments in the future. We have not established standard compensation arrangements for our directors and the compensation payable, if any, to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Each new non-employee Director elected to the Board of Directors receives an initial grant of stock options on the day following the Director’s date of election or appointment. The vesting on these options occurs in one-third increments on OmniComm Systems’ annual meeting date each year thereafter. Each year following OmniComm Systems’ annual meeting of shareholders, non-employee Directors receive a grant of stock options. The vesting of the stock options stock grants occurs one year after the grant date.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007 regarding equity compensation plans approved and not approved by stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders
1998 Stock Incentive Plan	9,320,270	$0.52	9,320,270

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	9,320,270	$0.52	9,320,270

1998 Stock Incentive Plan

Our 1998 Stock Incentive Plan (the “1998 Plan”) was adopted in January 1998, and was amended in March 2006 by our Board of Directors to increase the number of shares available under the 1998 Plan. This increase was approved by our stockholders at the annual stockholder meeting held on July 21, 2006.

Description of the Plan

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

General

We have reserved 12,500,000 shares of our common stock for issuance upon the exercise of options granted under the 1998 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 1998 Plan expire or are terminated for any reason without being exercised or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 1998 Plan.

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

Restricted Stock

The Compensation Committee determines the number of restricted shares granted to a participant, subject to the maximum plan limit described above. Grants of restricted shares will be conditioned on such performance requirements, vesting provisions, transfer restrictions or other restrictions and conditions as the Compensation Committee may determine in its sole discretion. The restrictions will remain in force during a restriction period set by the Compensation Committee. If the grantee is no longer employed by us during the restriction period or if any other conditions are not met, the restricted shares grant will terminate as to all shares covered by the grant for which the restrictions are still applicable and those shares must be immediately returned to us.

Stock Appreciation Rights

The Compensation Committee can grant stock appreciation rights (SARs) to any participant, subject to the maximum plan limit described above. At any time, the Compensation Committee may grant an SAR award, either separately or in connection with any option; provided that, if an SAR is granted in connection with an incentive stock option, it must be granted at the same time that as underlying option is granted. The Compensation Committee will determine the base amount of the SAR at the time that it is granted and will establish any applicable vesting provisions, transfer restrictions or other restrictions as it may determine is appropriate in its sole discretion. When a participant exercises an SAR, he or she will receive the amount by which the value of the stock has appreciated since the SAR was granted, which may be payable to the participant in cash, shares, or a combination of cash and shares, as determined by the Compensation Committee.

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

Amendment and Termination of the 1998 Plan

Our Board of Directors can at any time terminate the 1998 Plan. With the express written consent of an individual participant, the Board may cancel or reduce or otherwise alter the outstanding awards thereunder if, in its judgment, the tax, accounting, or other effects of the 1998 Plan or potential payouts thereunder would not be in our best interest. The Board may, at any time or from time to time, amend or suspend and, if suspended, reinstate, the 1998 Plan in whole or in part, provided, however, that without further stockholder approval the Board shall not:

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

Tax Aspects

The following discussion applies to the Plan and is based on federal income tax laws and regulations in effect. It does not purport to be a complete description of the federal income tax consequences of the Plan, nor does it describe the consequences of applicable state, local or foreign tax laws. Accordingly, any person receiving a grant under the Plan should consult with his own tax adviser.

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Section 401(a) of the Code. An employee granted an Incentive Option does not recognize taxable income either at the date of grant or at the date of its timely exercise. However, the excess of the fair market value of common stock received upon exercise of the Incentive Option over the Plan Option exercise price is an item of tax preference under Section 57(a)(3) of the Code and may be subject to the alternative minimum tax imposed by Section 55 of the Code. Upon disposition of stock acquired on exercise of an Incentive Option, long-term capital gain or loss is recognized in an amount equal to the difference between the sales price and the Incentive Option exercise price, provided that the option holder has not disposed of the stock within two years from the date of grant and within one year from the date of exercise. If the Incentive Option holder disposes of the acquired stock (including the transfer of acquired stock in payment of the exercise price of an Incentive Option) without complying with both of these holding period requirements (“Disqualifying Disposition”), the option holder will recognize ordinary income at the time of such Disqualifying Disposition to the extent of the difference between the exercise price and the lesser of the fair market value of the stock on the date the Incentive Option is exercised (the value six months after the date of exercise may govern in the case of an employee whose sale of stock at a profit could subject him to suit under Section 16(b) of the Securities Exchange Act of 1934) or the amount realized on such Disqualifying Disposition. Any remaining gain or loss is treated as a short- term or long-term capital gain or loss, depending on how long the shares are held. In the event of a Disqualifying Disposition, the Incentive Option tax preference described above may not apply (although, where the Disqualifying Disposition occurs subsequent to the year the Incentive Option is exercised, it may be necessary for the employee to amend his return to eliminate the tax preference item previously reported). We are not entitled to a tax deduction upon either exercise of an Incentive Option or disposition of stock acquired pursuant to such an exercise, except to the extent that the option holder recognized ordinary income in a Disqualifying Disposition. If the holder of an Incentive Option pays the exercise price, in full or in part, with shares of previously acquired common stock, the exchange should not affect the Incentive Option tax treatment of the exercise. No gain or loss should be recognized on the exchange, and the shares received by the employee, equal in number to the previously acquired shares exchanged therefore, will have the same basis and holding period for long-term capital gain purposes as the previously acquired shares. The employee will not, however, be able to utilize the old holding period for the purpose of satisfying the Incentive Option statutory holding period requirements. Shares received in excess of the number of previously acquired shares will have a basis of zero and a holding period which commences as of the date the common stock is issued to the employee upon exercise of the Incentive Option. If an exercise is effected using shares previously acquired through the exercise of an Incentive Option, the exchange of the previously acquired shares will be considered a disposition of such shares for the purpose of determining whether a Disqualifying Disposition has occurred.

With respect to the holder of Non-Qualified Options, the option holder does not recognize taxable income on the date of the grant of the Non-Qualified Option, but recognizes ordinary income generally at the date of exercise in the amount of the difference between the option exercise price and the fair market value of the common stock on the date of exercise. However, if the holder of Non-Qualified Options is subject to the restrictions on resale of common stock under Section 16 of the Securities Exchange Act of 1934, such person generally recognizes ordinary income at the end of the six month period following the date of exercise in the amount of the difference between the option exercise price and the fair market value of the common stock at the end of the six month period. Nevertheless, such holder may elect within 30 days after the date of exercise to recognize ordinary income as of the date of exercise. The amount of ordinary income recognized by the option holder is deductible by us in the year that income is recognized.

In connection with the issuance of Stock Grants as compensation, the recipient must include in gross income the excess of the fair market value of the property received over the amount, if any, paid for the property in the first taxable year in which beneficial interest in the property either is “transferable” or is not subject to a “substantial risk of forfeiture.” A substantial risk of forfeiture exists where rights and property that have been transferred are conditioned, directly or indirectly, upon the future performance (or refraining from performance) of substantial services by any person, or the occurrence of a condition related to the purpose of the transfer, and the possibility of forfeiture is substantial if such condition is not satisfied. Stock Grants received by a person who is subject to the short swing profit recovery rule of Section 16(b) of the Securities Exchange Act of 1934 is considered subject to a substantial risk of forfeiture so long as the sale of such property at a profit could subject the stockholder to suit under that section. The rights of the recipient are treated as transferable if and when the recipient can sell, assign, pledge or otherwise transfer any interest in the Stock Grant to any person. Inasmuch as the recipient would not be subject to the short swing profit recovery rule of Section 16(b) of the Securities Exchange Act of 1934, the Stock Grant, upon receipt following satisfaction of condition prerequisites to receipt, will be presently transferable and not subject to a substantial risk of forfeiture. The recipient would be obligated to include in gross income the fair market value of the Stock Grant received once the conditions to receipt of the Stock Grant are satisfied.

Securities Law Restrictions

The sale of the shares must be made in compliance with federal and state securities laws. Our officers, directors and 10% or greater stockholders, as well as certain other persons or parties who may be deemed to be “affiliates” of ours under federal securities laws, should be aware that resales by affiliates can only be made pursuant to an effective registration statement, Rule 144 or other applicable exemption. Our officers, directors and 10% or greater stockholders may also be subject to the “short swing” profit rule of Section 16(b) of the Securities Exchange Act of 1934.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

May 9, 2008 there were an aggregate of:

•	74,701,008 shares of common stock,

•	4,170,224 shares of 5% Series A Preferred Stock,

issued and outstanding. These securities comprise our “Voting Securities”. The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of the 5% Series A Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for the 5% Series A Preferred Stock, on May 9, 2008, these holders are entitled to 2,780,149 votes at a meeting of our stockholders and the common stockholders are entitled to 74,701,008 votes, for an aggregate of 77,481,157 votes for all currently outstanding Voting Securities.

The following table sets forth, as of May 9, 2008, information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from May 9, 2008 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of May 9, 2008 have been exercised or converted.

The following table, however, gives no effect to the exercise of any outstanding options or warrants unless specifically set forth therein. We believe that all persons named in the table have sole voting, dispositive and investment power with respect to all shares of Voting Securities beneficially owned by them. Unless otherwise noted, the address for each person is: 2101 West Commercial Blvd. Suite 4000, Ft. Lauderdale, Florida 33309.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage of Voting Securities
Cornelis F. Wit (1)	5,403,004	6.79%

Fernando Montero (2)	6,438,235	8.28%

Guus van Kesteren (3)	3,227,971	4.14%

Matthew D. Veatch (4)	395,000	0.51%

Randall G. Smith (5)	2,663,764	3.35%

Ronald T. Linares (6)	963,011	1.23%

Stephen E. Johnson (7)	550,000	0.70%

Nico Letschert (8)	5,675,425	6.74%

Gregory Elias (9)	7,044,358	8.65%

Noesis International Holdings (10)	5,279,122	6.48%

Noesis N.V. (11)	6,372,628	7.82%

All Directors and Officers as a group (seven persons) (12)	19,590,985	22.36%

(1)	Includes vested options to purchase an aggregate of 1,355,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from August 2008 to April 2014, 189,076 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.75 per share with an expiration date of February 2012 and 252,101 shares of our common stock issuable upon conversion of Secured Convertible Notes.
(2)	Includes vested options to purchase an aggregate of 150,000 shares of our common stock at a price of $0.70 per share with an expiration date of August 2014. Also includes 252,101 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.75 per share with an expiration date of February 2012 and 336,134 shares of our common stock issuable upon conversion of Secured Convertible Notes and 2,500,000 shares of common stock held by Atlantic Balanced Fund, a corporation formed under the laws of the British Virgin Islands (“ABF”). Mentor Capital Corporation is the fund manager for ABF and has voting and dispositive control over the shares held by ABF. Mr. Montero is the president, director and sole owner of Mentor Capital Corporation and may be considered the beneficial owner of the 2,500,000 shares and convertible warrants and Convertible Notes held by ABF.
(3)	Includes vested options to purchase an aggregate of 375,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from August 2008 to April 2014, 189,076 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.75 per share with an expiration date of February 2012 and 252,101 shares of our common stock issuable upon conversion of Convertible Notes.
(4)	Includes vested options to purchase an aggregate of 375,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2010 to April 2014.
(5)	Includes vested options to purchase an aggregate of 1,589,270 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from August 2008 to April 2014.
(6)	Includes vested options to purchase an aggregate of 700,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from August 2008 to December 2014, 31,513 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.75 per share with an expiration date of February 2012 and 42,017 shares of our common stock issuable upon conversion of Convertible Notes.

(7)	Includes vested options to purchase an aggregate of 550,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2010 to April 2014.
(8)	Nico Letschert is the Chief Executive Officer of Noesis Capital Corp., a broker dealer and a member of FINRA who acted as the placement agent for our Series C Preferred Stock Offering and certain other offerings. Includes 1,213,190 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $.25 to $0.595 per share with expiration dates ranging from May 2008 to March 2014 held by Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option held by Noesis Capital Corp. Also includes 725,928 shares of common stock held by Noesis International Holdings, the parent company of Noesis Capital Corp. The address for Noesis International Holdings and Noesis Capital Corp is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487. Nico Letschert has voting and dispositive control over the securities owned by Noesis Capital Corp. and Noesis International Holdings.
(9)	Includes 6,372,628 shares of our common stock held by Noesis NV. Also includes 638,397 shares of our common stock and 33,333 shares of our common stock upon conversion of our 5% Series A Convertible Preferred Stock held by Max Power. Gregory Elias has voting and dispositive control over the Securities owned by Noesis NV and Max Power.
(10)	Includes 1,213,190 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $.25 to $0.595 per share with expiration dates ranging from May 2008 to March 2014 held by Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option held by Noesis Capital Corp. Noesis Capital is a wholly-owned subsidiary of Noesis International Holdings. The address for Noesis International Holdings and Noesis Capital Corp is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487. Nico Letschert has voting and dispositive control over the securities owned by Noesis Capital Corp. and Noesis International Holdings.
(11)	Includes 6,372,628 shares of our common stock held by Noesis NV. Gregory Elias has voting and dispositive control over the Securities owned by Noesis NV.
(12)	Includes footnotes (1) through (7).

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

In December 2002, we borrowed $50,000 from Guus van Kesteren. This amount was borrowed under a promissory note bearing interest at a rate of 9% per annum, payable on March 31, 2003. This note was amended in September 2004 extending the maturity date to October 31, 2006.

From February to June 2004, the Company borrowed $106,000 from Guus van Kesteren. These amounts were borrowed under promissory notes bearing interest at 9% per annum with maturity dates ranging from January 31, 2006 to October 31, 2006. These notes were amended and restated on June 30, 2004 under the terms of a new note bearing interest at 9% payable with a maturity date of October 31, 2006.

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

In December 2007, Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999 converted amounts owed to it for accrued financial advisory fees and for fees earned as Placement Agent in offerings completed in March 2007 and December 2007. A total of $37,500 in financial advisory fees and $160,748 in Placement Agent fees were converted into common stock of the Company at a price of $0.67 per share. Noesis Capital Corp. was issued a total of 295,893 shares of common stock of the Company.

During the year ended December 31, 2007 we incurred $16,650 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company on several equity and debt transactions since 1999.

Director Independence

Three of the members of our Board of Directors (Guus van Kesteren, Matthew D. Veatch, and Fernando Montero) are “independent” within the meaning of Marketplace Rule 4200 of the National Association of Securities Dealers, Inc.

ITEM 13.	EXHIBITS

Exhibits

The following exhibits are filed with this Annual Report on Form 10-KSB/A:

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee has selected Greenberg & Co., LLC as our independent auditors for the current fiscal year. Representatives of Greenberg & Co. are not expected to attend the 2008 Annual Meeting. Greenberg & Co. has served as our auditors since July 1999, and has audited our financial statements for the past seven fiscal years.

	Fiscal 2007	Fiscal 2006
Audit Fees	$62,000	$61,500
Audit-Related Fees	$15,000	$10,000
Tax Fees	0	0
All Other Fees	0	0

Total	$77,000	$71,500

Audit Fees

The aggregate audit fees billed by Greenberg and Co., LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2007 were $45,500. The aggregate audit fees billed to us by Greenberg and Co., LLC during the fiscal year ended December 31, 2006 were approximately $45,000. The aggregate audit fees billed to us by Greenberg and Co., LLC for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2007 were approximately $16,500 and $16,500 for the quarters ending March 31, June 30 and September 30, 2006.

Audit Related Fees

For the fiscal year ended December 31, 2007 the aggregate fees billed for assurance and related services by Greenberg and Co., LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $15,000. For the fiscal year ended December 31, 2006 the aggregate fees billed for assurance and related services by Greenberg and Co., LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $10,000.

Tax Fees

For the fiscal year ended December 31, 2007 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2006 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2007 or 2006.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Greenberg & Co., LLC described above under the captions “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

All of the work performed during the course of this audit was completed by full-time employees of Greenberg and Co., LLC

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

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive	May 15, 2008
Cornelis F. Wit	Officer, President and Director

/s/ Randall G. Smith	Chairman, Chief	May 15, 2008
Randall G. Smith	Technology Officer

/s/ Ronald T. Linares	Chief (Principal) Accounting	May 15, 2008
Ronald T. Linares	and Financial Officer

/s/ Guus van Kesteren	Director	May 15, 2008
Guus van Kesteren

/s/ Matthew D. Veatch	Director	May 15, 2008
Matthew D. Veatch

/s/ Fernando Montero	Director	May 15, 2008
Fernando Montero

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer