Form 10-Q
period 2008-03-31
OMNICOMM SYSTEMS INC
filed 2008-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its Charter)

No Changes

(Former name, former address and former fiscal year, if changed since last report)

Delaware	11-3349762
State or other jurisdiction of Incorporation or organization	IRS Employer Identification Number

2101 W. Commercial Blvd. Suite 4000, Ft. Lauderdale, FL	33309
Address of principal executive offices	Zip Code

954.473.1254

Registrant’s Telephone Number (including area code)

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Securities Exchange Act of 1934. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (Do not check if smaller reporting company) ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of May 15, 2008: 74,701,008 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE

THREE MONTHS ENDED MARCH 31 2008

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantative and Qualitative Disclosures About Market Risk.	26
Item 4T	Controls and Procedures.	26
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	28
Item 1A.	Risk Factors.	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28
Item 3.	Defaults Upon Senior Securities.	28
Item 4.	Submission of Matters to a Vote of Security Holders.	28
Item 5.	Other Information.	28
Item 6.	Exhibits.	28
SIGNATURES		29
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

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,073,676	$481,961
Accounts receivable, net of allowance for doubtful accounts of $2,586 and $2,586 in 2008 and 2007, respectively	476,834	769,325
Prepaid expenses and other assets	161,329	37,628

Total current assets	1,711,839	1,288,914

PROPERTY AND EQUIPMENT, net	565,957	434,699

OTHER ASSETS
Intangible assets	153,349	2,285
Other assets	16,197	16,229

TOTAL ASSETS	$2,447,342	$1,742,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$730,775	$696,281
Convertible Notes, related party, net of discount	234,464	-0-
Convertible Notes, net of discount	803,875	87,500
Notes payable – current portion	111,800	-0-
Notes payable related party– current portion	185,000	-0-
Conversion feature liability	441,555	-0-
Deferred revenue	2,747,500	2,632,274

Total current liabilities	5,254,969	3,416,055

NOTES PAYABLE, net of current portion	-0-	111,800
NOTES PAYABLE RELATED PARTY, net of current portion	-0-	185,000
Warrant LIABILITY	934,885	-0-

TOTAL LIABILITIES	6,189,854	3,712,855

COMMITMENTS AND CONTINGENCIES (see Note 5)
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, -0- and 48,000 issued and outstanding, respectively; liquidation preference $-0- and $480,000, respectively	-0-	48

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, -0- and 337,150 issued and outstanding, respectively; liquidation preference $-0- and $3,371,500, respectively	-0-	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,170,224 and 4,170,224 issued and outstanding, respectively; liquidation preference $4,170,224 and $4,170,224, respectively	4,170	4,170

Common stock – 150,000,000 shares authorized, 74,701,008 and 59,032,598 issued and outstanding, after deducting 802,612 and 802,612 shares of treasury stock, at $.001 par value, respectively	75,455	59,786
Additional paid in capital – preferred	3,763,009	7,638,549
Additional paid in capital – common	32,104,897	27,893,433
Less: Treasury stock, cost method, 802,612 and 802,612 shares, respectively	(369,389)	(369,389)
Accumulated other comprehensive income	7,255	7,957
Accumulated deficit	(39,327,909)	(37,205,619)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,742,512)	(1,970,728)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,447,342	$1,742,127

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2008	2007
Revenues
Net sales	$1,012,044	$822,251

Cost of sales	318,566	214,086

Gross margin	693,478	608,165

Operating expenses
Salaries, benefits and related taxes	2,136,415	1,296,044
Rent & occupancy expenses	126,395	72,814
Consulting	123,665	125,300
Legal and professional fees	56,898	66,849
Travel	117,819	39,923
Telephone and internet	38,508	21,777
Selling, general and administrative	122,827	147,980
Unrealized gain on derivative liabilities	(272,553)	-0-
Depreciation and amortization	67,076	19,574

Total operating expenses	2,517,050	1,790,261

Operating income (loss)	(1,823,572)	(1,182,096)

Other income (expense)
Interest expense	(304,057)	(23,608)
Interest income	5,339	2,810

(Loss) before taxes and preferred dividends	(2,122,290)	(1,202,894)

Net income (loss)	(2,122,290)	(1,202,894)

Preferred stock dividends in arrears Series A Preferred	(49,957)	(50,637)
Preferred stock dividends in arrears Series B Preferred	(9,753)	(9,863)
Preferred stock dividends in arrears Series C Preferred	(67,245)	(66,506)

Total preferred stock dividends	(126,955)	(127,006)

Net income (loss) attributable to common stockholders	$(2,249,245)	$(1,329,900)

Net (loss) per share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of shares outstanding	59,294,171	50,995,631

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,122,290)	$(1,202,894)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,076	19,574
Employee stock option wage expense	326,207	173,100
Common stock issued for accrued interest	-0-	61,782
Unrealized gain on derivative liabilities	(272,553)	-0-
Common stock issued in cashless exercise of stock options	-0-	(754)
Interest expense from derivative instruments	274,833

Change in assets and liabilities:
Accounts receivable	292,491	(190,080)
Prepaid expenses and other assets	(123,701)	(12,123)
Other assets	32	6,484
Accounts payable and accrued expenses	36,997	(212,247)
Deferred revenue	115,226	58,421

Net cash provided by (used in) operating activities	(1,405,682)	(1,298,737)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	-0-	-0-
Sales of property and equipment	-0-	-0-
Purchase of property and equipment	(168,121)	(41,658)

Net cash provided by (used in) investing activities	(168,121)	(41,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-0-	2,827,474
Proceeds from stock option exercise	-0-	5,067
Proceeds from stock subscription receivable	-0-	1,250
Proceeds from issuance of Secured Convertible Debenture, net of issuance costs	2,166,220	-0-
Proceeds from notes payable	-0-	211,800

Net cash provided by (used in) financing activities	2,166,220	3,045,591

Effect of exchange rate change on cash and cash equivalents	(702)	(11,221)
Net increase (decrease) in cash and cash equivalents	591,715	1,693,975
Cash and cash equivalents at beginning of period	481,961	38,254

Cash and cash equivalents at end of period	$1,073,676	$1,732,229

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007

(unaudited)

(continued)

	For the three months ended March 31
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$7,149	$2,268

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$-0-	$865,000
Common stock issued for accrued interest	$-0-	$61,782
Conversion of Series B Preferred Stock into common stock	$191,518	$-0-
Conversion of Series C Preferred Stock into common stock	$3,684,407	$-0-
Common Stock issued for anti-dilution rights	$157,445	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, CRO (“CRO”), and other clinical trial sponsors. TrialMaster®, the Company’s EDC software application, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first three months of fiscal 2008, we spent approximately $211,000 on R & D activities, the majority of which represented salaries to our developers. During the first three months of fiscal 2007 we spent approximately $251,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2007 financial statements to conform to the 2008 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

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

The fees associated with each business activity for the three-months ended March 31. 2008 and March 31, 2007, respectively are:

Business Activity	2008	2007
Clinical Trial Setup	$643,617	$540,780
Change Orders	74,135	57,700
Maintenance Fees	294,292	223,771

Total Revenues	$1,012,044	$822,251

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $2,586 and $2,586 as of March 31, 2008 and December 31, 2007, respectively.

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States. Although the Company is directly affected by the overall financial condition of the pharmaceutical,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

biotechnology and medical device industries, management does not believe significant credit risk exists as of March 31, 2008. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral to mitigate credit risk.

One customer accounted for 11% and another customer accounted for 10% of our revenues during the three-month period ended March 31, 2008 or approximately $107,000 and $102,000, respectively. Three customers accounted for more than 10% of our revenues during the three-month period ended March 31, 2007. These customers accounted for 18%, 14% and 10% of our revenues respectively, or approximately $148,000, $120,000 and $85,000 in revenues during the first three-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

	Revenues
Three-Months Ended March 31,	# of Customers	Percentage of Total Revenues
2007	3	43%
2008	2	21%

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event third-party web hosting facilities become unavailable, although in such circumstances, the Company’s service may be interrupted during the transition.

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	Three-Months Ended March 31,
	2008	2007
Beginning of period	$2,586	$58,539
Bad debt expense	-0-	-0-
Write-offs	-0-	-0-

End of period	$2,586	$58,839

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31 2008, the Company had $2,747,500 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $7,158 and $34,659 for the three months ended March 31, 2008 and March 31, 2007, respectively. Advertising costs consist primarily of amounts we spend in industry trade publications, in attending or presenting at industry conferences and in developing our public relations and marketing materials.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $211,000 and $251,000 for the three months ended March 31, 2008 and March 31, 2007 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

EMPLOYEE EQUITY INCENTIVE PLANS

The Company has an employee equity incentive plan, which is more fully described below. Until December 31, 2005, the Company accounted for its equity incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Effective with the quarter ended March 31, 2006, the Company began accounting for employee stock options using the fair-value method. The exercise price of options granted is equal to the market price of OmniComm Systems common stock (defined as the closing bid price reported on the OTC Bulletin-Board) on the date of grant. The value of the granted options is estimated using a Binomial option pricing model. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

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

The estimated value of employee stock options granted during the three months ended March 31, 2008 was $891,375 ($94,490 for the three months ended March 31 2007). The value of options granted in 2008 and 2007 was estimated at the date of grant using the following assumptions:

	2008	2007
Risk-free interest rate	2.04%	4.98%
Expected years until exercise	6 Years	6 Years
Expected stock volatility	88.6%	94.4%
Dividend yield	0%	0%

An analysis of historical information is used to determine the Company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of March 31, 2008, substantially all of the company’s employees were either participating or expected to participate in the 1998 Plan and approximately 11,465,270 options were outstanding. Options granted under the 1998 Plan will generally expire five years from the date of grant for most employees and five years from the date of grant for officers and directors of the Company.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 59,294,171 and 50,995,631 for the three-month periods ended March 31, 2008 and March 31, 2007, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 11,465,270 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at March 31, 2008. Warrants to purchase 4,559,320 shares of common stock at prices ranging from $0.25 to $0.75 per share were outstanding at March 31, 2008.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending March 31, 2008 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	NOTES PAYABLE

At March 31 2008, the Company owed $296,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
01/16/07	01/01/09	9.00%	$51,800	$51,800	$-0-
01/16/07	01/01/09	9.00%	60,000	60,000	-0-
12/31/06	01/31/09	9.00%	185,000	185,000	-0-

			$296,800	$296,800	$-0-

SECURED CONVERTIBLE DEBENTURES

On February 29, 2008, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate (including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $181,280. We will amortize the debt acquisition costs over the six month maturity of the Debentures. EGE also received a warrant to purchase at $0.75 per share, 222,458 shares of common stock of our common stock, an estimated value of $80,085 was calculated for the warrants granted to EGE using the Binomial option pricing model.

The Debentures, which bear interest at 10% per annum, are due 6 months from the issuance date on August 29, 2008. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Debentures. We are not permitted to prepay the Debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,055,043 was calculated and allocated to the Warrants and recorded as a discount to the issuance of the Debentures. The Warrant liability will be amortized over the 6 month term of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Debentures carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any prior to the satisfaction of the Debentures or before the expiration date of the Debentures. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The additional shares issuable are equal to the ratio of the Conversion Price divided by the price of the subsequent financing multiplied by the number of shares issued under the terms of the Debentures. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $441,555 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) will be amortized over the six month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2008, approximately $775,000 of the convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $87,500.

The Company is currently in default on interest payments owed totaling $66,284 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. During the three-months ended March 31, 2008 we recorded $2,182 in interest expense on the 10% Convertible Notes.

NOTE 5:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future annual lease payments required under the Company’s operating leases at March 31 2008 are as follows:

2008	$268,227
2009	249,104
2010	254,322
2011	84,919
2012	-0-

Total	$856,572

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $126,395 and $72,814 for the three-months ended March 31, 2008 and March 31, 2007, respectively.

NOTE 6:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

On December 31, 2006, the Company issued a promissory note in the amount of $185,000 to Noesis Capital Corp. The note bears interest at 9% per annum and is payable on January 31, 2009. The principal amount of the promissory note represents $60,000 in placement agent fees earned during 2004 and 2005 and financial advisory fees in the amount of $125,000 earned during 2004 and 2005. During the three-month period ended March 31, 2008 we incurred $4,151 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company on several equity and debt transactions since 1999.

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

On February 29, 2008, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively. We recorded $4,603 in interest expense to related parties during the three months ended March 31, 2008 in connection with the Secured Convertible Debentures.

NOTE 7:	STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Preferred Stock

On March 31, 2008, holders of our Series B Convertible Preferred Stock (“Series B Preferred Stock”) converted 48,000 shares of then outstanding Series B Preferred Stock into 1,920,000 shares of our common stock upon the terms and conditions contained in the Certificate of Designations for the Series B Preferred Stock. As of March 31, 2008 there are-0- shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock

On March 31, 2008, holders of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) converted 337,150 shares of then outstanding Series C Preferred Stock into 13,486,000 shares of our common stock upon the terms and conditions contained in the Certificate of Designations for the Series C Preferred Stock. As of March 31, 2008 there are-0- shares of Series C Preferred Stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

During fiscal 2008, the Company has continued its efforts in executing its strategy. The primary focus of our strategy includes:

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

The three-months ended March 31, 2008 compared with the three-months ended March 31, 2007

Results of Operations

A summarized version of our results of operations for the three-month periods ended March 31, 2008 and March 31, 2007 is included in the table below.

Summarized Statement of Operations

	For the three months ended March 31,				$ Change	% Change
	2008	% of Revenues	2007	% of Revenues
Total revenues	$1,012,044		$822,251		$189,793	23.1%

Cost of sales	318,566	31.5%	214,086	26.0%	104,480	48.8%

Gross margin	693,478	68.5%	608,165	74.0%	85,312	14.0%

Salaries, benefits and related taxes	2,136,415	211.1%	1,296,044	157.6%	840,371	64.8%
Rent	126,395	12.5%	72,814	8.9%	53,581	73.6%
Consulting	123,665	12.2%	125,300	15.2%	(1,635)	-1.3%
Selling, general and administrative	122,827	12.1%	147,980	18.0%	(25,153)	-17.0%
Total Operating Expenses	2,517,050	248.7%	1,790,261	217.7%	726,789	40.6%

Operating income (loss)	(1,823,572)	-180.2%	(1,182,096)	-143.8%	(641,476)	54.3%

Interest Expense	(304,057)	-30.0%	(23,608)	-2.9%	(280,449)	1187.9%
Interest income	5,339	0.5%	2,810	0.3%	2,529	90.0%

Net (loss)	(2,122,290)	-209.7%	(1,202,894)	-146.3%	(919,396)	76.4%
Total preferred stock dividends	(126,955)	-12.5%	(127,006)	-15.4%	51	0.0%

Net (loss) attributable to common stockholders	$(2,249,245)	-222.2%	$(1,329,900)	-161.7%	$(919,345)	69.1%

Results of Operations

Revenues for the three-month period ended March 31, 2008 were $1,012,044 compared to $822,251 for the three-month period ended March 31, 2007, an increase of 23.1%. Industry acceptance of EDC continues to increase. A recent 2007 report by Health Industry Insights states that by the end of 2007, nearly 45% of all new Phase I-III studies will be initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. Beginning with the second half of fiscal 2008 we expect licensing and professional service contracts to account for approximately 25% to 35% of our aggregate contracts. We expect the revenue recognition time frame to be more condensed under our licensing model based on the expected time needed to deploy our product on a licensed basis and the underlying revenue recognition standards currently in place.

During the three-month period ended March 31, 2008 approximately 63.6% of revenues was generated by trial setup activities, 29.1% was generated from on-going maintenance fees and approximately 7.3% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended March 31, 2007 we generated 71.3% of revenues from setup fees, 19.5% from on-going maintenance fees and 9.2% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

One customer accounted for 11% and another customer accounted for 10% of our revenues during the three-month period ended March 31, 2008 or approximately $107,000 and $102,000, respectively. Three customers accounted for more than 10% of our revenues during the three-month period ended March 31, 2007. These customers accounted for 18%, 14% and 10% of our revenues respectively, or approximately $148,000, $120,000 and $85,000 in revenues during the first three-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

	Revenues
Three-Months Ended March 31,	# of Customers	Percentage of Total Revenues
2007	3	43%
2008	2	21%

The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $318,566 for the three-month period ended March 31, 2008 compared to $214,086 for the three-month period ended March 31, 2007, an increase of 48.8%. Cost of goods sold were approximately 31.5% of sales for the three-month period ended March 31, 2008 compared to 26.0% for the three-month period ended March 31, 2007. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2007 due to the addition of five additional programmers and two additional quality analysts as part of our clinical trial operations. Our full-time equivalent (FTE) personnel increased by approximately 50% at March 31, 2008 compared to March 31, 2007. In addition, we have begun transitioning the skills-set of the employees participating in the study development process to include a stronger clinical background to more closely mirror the personnel our clients involve in the clinical trial development process. In the short-run this may cause slightly increased cost of goods sold due to an increase in total FTE. In the long-run we anticipate this will improve our margins by reducing the total personnel needed to successfully deploy projects and will serve to improve the value structure of our products and services by providing an increased level of clinical expertise versus what we believe our competitors are able to deliver. We believe this value-added level of service will result in increased follow-on engagements and may provide us the ability to improve our margins by allowing us to increase our revenue levels via the follow-on engagements and a concomitant ability to exert pricing efficiencies.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 25% of sales range during fiscal 2008. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. We expect the release of TrialMaster, (V4.0), which has been commercialized, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .NET framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 84.9% of total Operating Expenses for the three month period ended March 31, 2008 compared with 72.4% of total Operating Expenses for the three-month period ended March 31, 2007. Salaries and related expenses totaled $2,136,415 for the three-month period ended March 31, 2008 compared to $1,296,044 for the three-month period ended March 31, 2007, an increase of 64.8%. The increase of $840,371 in salaries and related expenses consisted of approximately $525,0000 in salaries due to the addition of 20 employees including: 4 administrative, 11 technical, clinical or project management personnel, 4 employees in our consulting and professional services division and one employee in our business development function, approximately $38,000 from cost of living increases granted during December 2007, $326,207 in salary expense due to our issuing stock options to employees and our directors due to our adoption of SFAS No. 123(R) discussed below offset by decreases in salaries and related expenses from employees who have left our employ. We currently employ approximately 66 employees out of our Ft. Lauderdale, Florida corporate office, seven out-of-state employees and nine FTE out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the three-month periods ended March 31, 2008 and March 31, 2007, we incurred $326,207 and $173,100, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $53,581 during the three-month period ended March 31, 2008 when compared to the three-month period ended March 31, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in July 2011.

Consulting services expense was $123,665 for the three-month period ended March 31, 2008 compared with $125,300 for the three-month period ended March 31, 2007. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $56,898 for the three-month period ended March 31, 2008 compared with $66,849 for the three-month period ended March 31, 2007, a decrease of approximately $9,951. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2008 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $122,827 for the three-month period ended March 31, 2008 compared to $147,980 for the three-month period ended March 31, 2007, and decrease of 17.0%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $33,715 for the three-month period ended March 31, 2008 from $77,579 for the three-month period ended March 31, 2007 to $43,864 in the period ended March 31, 2008, a decrease of approximately 43.5%. We expect SGA expenses to increase during the second half of fiscal 2008 as we intensify and extend our selling and marketing efforts and increase the total expenditures we incur related primarily to industry-related conferences.

Interest expense was $304,057 during the three-month period ended March 31, 2008 compared to $23,608 for the three-month period ended March 31, 2007, an increase of $280,449. Interest incurred to related parties was $8,754 during the three-month period ended March 31, 2008 and $4,105 for the three-month period ended March 31, 2007. The increase in interest expense can be attributed to $19,746 in interest accrued in connection with our issuance of Secured Convertible Debentures during February 2008, $175,840 in additional interest expense associated with the accretion of the warrant liability recorded as part of the Secured Convertible Debentures and $98,992 in additional interest expense associated with the conversion feature recorded as part of the Secured Convertible Debenture. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three-month period ended March 31, 2008 we issued $2,325,000 in Secured Convertible Debentures, including $525,000 to members of our Board of Directors and Officers of the Company. During the three-month period ended March 31, 2007 we issued $211,800 in promissory notes.

There were arrearages of $49,957 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three-month period ended March 31, 2008, compared with arrearages of $50,637 in 5% Series A Preferred Stock dividends, $9,863 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for the three-month period ended March 31, 2007. We deducted $126,955 and $127,006 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended March 31, 2008 and March 31, 2007, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007	Change
Cash	1,073,676	481,961	591,715
Accounts Receivable, net of allowance for doubtful accounts	476,834	769,325	(292,491)
Current Assets	1,711,839	1,288,914	422,925
Accounts Payable and accrued expenses	730,775	696,281	34,494
Deferred revenue	2,747,500	2,632,274	115,226
Convertible notes payable	1,038,339	87,500	950,839
Current Liabilities	5,254,969	3,416,055	1,838,914
Working Capital (Deficit)	(3,543,130)	(2,127,141)	(1,415,989)

	Disclosure for the three month period ended
	March 31, 2008	March 31, 2007
Net cash provided by (used in) operating activities	(1,405,682)	(1,298,737)
Net cash provided by (used in) investing activities	(168,121)	(41,658)
Net cash provided by financing activities	2,166,220	3,045,591
Net increase (decrease) in cash and cash equivalents	591,715	1,693,975

Cash and cash equivalents increased by $591,715 from $481,961 to $1,073,676 at March 31, 2008. This was the result of cash provided by financing activities of $2,166,220 offset by cash used in operating activities of approximately $1,405,682 and $168,121 used in investing activities. The significant components of the activity include a loss from operations of approximately $2,122,290 offset by non-cash expenses of $395,563 and approximately $2,166,220 we raised through the issuance of debt and equity securities offset by $168,121 used in investing activities and increases in cash of $321,045 from changes in working capital accounts.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2008:

			Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1-2 Years	2-3 Years	3-5 Years
Long Term Debt (1)	2,709,300		2,709,300	(2)	0	0	0
Operating Lease Obligations	856,572		268,227		249,104	254,322	84,919
Financial Advisory Agreement	157,500	(3)	90,000		67,500	0	0

Total	3,723,372		3,067,527		316,604	254,322	84,919

1.	Amounts do not include interest to be paid.
2.	Includes $87,500 of convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $2,325,000 in secured convertible debentures that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.595 per share; and $296,800 in promissory notes bearing interest at 9% annually that mature in January 2009.
3.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $153,784 on our 10% Convertible Notes. We were in default effective January 30, 2002.

On February 29, 2008, we sol an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock, which debentures bear interest at 10% per annum, are due 6 months from the issuance date on August 29, 2008. We presently do not have funds sufficient to repay these debentures and will need to raise additional capital to repay the debentures.

We have been operating with a cash burn rate since beginning our EDC operations. From January 2007 to December 2007 an aggregate of 595,364 shares of common stock were issued in connection with the exercise of employee stock options resulting in gross proceeds of $113,267. From February 2007 to March 2007, an aggregate of 5,000,000 shares of common stock were sold in connection with a private placement of our common stock. The gross proceeds of the private placement were $2,500,000 and we incurred no transaction fees in connection with the private placement. From September 2007 to December 2007, an aggregate of 2,344,182 shares of our common stock were sold in connection with a private placement of our common stock to accredited investors resulting in gross proceeds of $1,394,788. We incurred approximately $95,873 in fees in connection with the private placement. During February 2008 we sold an aggregate of $2,325,000 in principal amount of Secured Convertible Debentures in a private placement to accredited investors and incurred $181,280 in transaction fees resulting in net proceeds of $2,143,720.

On March 31, 2008, holders of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), converted 48,000 shares of then outstanding Series B Preferred Stock into 1,920,000 shares of our common stock upon the terms and conditions contained in the Certificate of Designations for the Series B Preferred Stock. As of March 31, 2008 there are -0- shares of Series B Preferred Stock issued and outstanding. Also on March 31, 2008, holders of our Series C Convertible Preferred Stock (“Series C Preferred Stock”), converted 337,150 shares of then outstanding Series C Preferred Stock into 13,486,000 shares of our common stock upon the terms and conditions contained in the Certificate of Designations for the Series C Preferred Stock. As of March 31, 2008 there are -0- shares of Series C Preferred Stock issued and outstanding.

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

We experienced increased success in marketing TrialMaster during fiscal 2007 and the first three-months of fiscal 2008. We entered into approximately $13.5 million in contracts during that period for trials to be serviced over the next five years. These contracts included 64 clinical trial engagements with 16 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2008, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending March 31, 2008, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 8, 2008.

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

this model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounting for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure (i) that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	May 15, 2008

By:	/s/ Ronald T. Linares
Ronald T. Linares, Vice President of Finance, Chief Financial and Accounting Officer
Date:	May 15, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.