Form 10KSB/A
period 2007-12-31
OMNICOMM SYSTEMS INC
filed 2008-06-16
CIK 1034592

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

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A (this “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”), as amended on May 15, 2008 (“First Amendment”). We are filing this Amendment to revise language appearing under Item 8A(T) to correct the rule reference and to file complete certifications pursuant to Item 601(b)(31) and furnish complete certifications pursuant to Item 601(b)(32) each under Item 13.

Except as set forth in Item 8A(T) and Item 13, no other changes are made to the Original Filing or First Amendment. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing or the First Amendment. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to OmniComm Systems, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, being December 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

ITEM 13.	EXHIBITS

Exhibits

The following exhibits are filed with this Annual Report on Form 10-KSB/A:

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Executive Officer**

*	Filed herewith
**	Furnished herewith

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

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive	June 16, 2008
Cornelis F. Wit	Officer, President and Director

/s/ Randall G. Smith	Chairman, Chief Technology Officer	June 16, 2008
Randall G. Smith

/s/ Ronald T. Linares	Chief (Principal) Accounting	June 16, 2008
Ronald T. Linares	and Financial Officer

/s/ Guus van Kesteren	Director	June 16, 2008
Guus van Kesteren

/s/ Matthew D. Veatch	Director	June 16, 2008
Matthew D. Veatch

/s/ Fernando Montero	Director	June 16, 2008
Fernando Montero

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Executive Officer