Form 10-Q
period 2008-06-30
OMNICOMM SYSTEMS INC
filed 2008-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 13, 2008: 75,788,506 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE

SIX MONTHS ENDED JUNE 30 2008

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CEO – Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – CFO – Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$48,672	$481,961
Accounts receivable, net of allowance for doubtful accounts of $2,586 and $2,586 in 2008 and 2007, respectively	1,648,290	769,325
Prepaid expenses and other assets	123,025	37,628

Total current assets	1,819,987	1,288,914

PROPERTY AND EQUIPMENT, net	779,586	434,699

OTHER ASSETS
Intangible assets	71,607	2,285
Other assets	16,197	16,229

TOTAL ASSETS	$2,687,377	$1,742,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,055,544	$696,281
Convertible Notes, net of discount	-0-	-0-
Notes payable – current portion	111,800	-0-
Notes payable related party– current portion	185,000	-0-
Conversion feature liability	469,866	-0-
Convertible Notes payable, related parties, net of discount	411,641	-0-
Convertible Notes payable, net of discount	1,498,842	87,500
Deferred revenue – current	2,401,600	1,595,816

Total current liabilities	6,134,293	2,379,597

Notes Payable, net of current portion	-0-	111,800
Notes Payable Related Party, net of current portion	600,000	185,000
Warrant Liability	1,113,864	-0-
Deferred revenue – long term	851,558	1,036,458

TOTAL LIABILITIES	8,699,715	3,712,855

COMMITMENTS AND CONTINGENCIES (see Note 5)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock – $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, – $.001 par value. 230,000 shares authorized, -0- and 48,000 issued and outstanding, respectively; liquidation preference $-0- and $480,000, respectively	-0-	48

Series C convertible preferred stock, – $.001 par value. 747,500 shares authorized, -0- and 337,150 issued and outstanding, respectively; liquidation preference $-0- and $3,371,500, respectively	-0-	337

5% Series A convertible preferred stock – $0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,170,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,170,224, respectively	4,125	4,170

Common stock – 150,000,000 shares authorized, 75,788,506 and 59,032,598 issued and outstanding, after deducting 802,612 and 802,612 shares of treasury stock, at $.001 par value, respectively	76,543	59,786
Additional paid in capital – preferred	3,718,054	7,638,549
Additional paid in capital – common	32,459,692	27,893,433
Less: Treasury stock, cost method, 802,612 and 802,612 shares, respectively	(369,389)	(369,389)
Accumulated other comprehensive income/(loss)	1,080	7,957
Accumulated deficit	(41,902,443)	(37,205,619)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(6,012,338)	(1,970,728)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,687,377	$1,742,127

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2008	2007	2008	2007
Revenues
Net sales	$2,651,584	$1,898,822	$1,639,540	$1,076,571
Cost of sales	658,436	476,021	339,870	261,935

Gross margin	1,993,148	1,422,801	1,299,670	814,636

Operating expenses
Salaries, benefits and related taxes	4,262,136	2,554,387	2,125,721	1,258,342
Rent & occupancy expenses	264,842	152,180	138,447	79,367
Consulting	216,496	163,694	92,831	38,394
Legal and professional fees	165,779	152,429	108,882	85,580
Travel	217,933	103,801	100,113	63,878
Telephone and internet	81,272	48,359	42,764	26,583
Selling, general and administrative	294,943	242,438	172,116	94,458
Depreciation and amortization	221,524	42,129	154,448	22,555

Total operating expenses	5,724,925	3,459,417	2,935,322	1,669,157

Operating income (loss)	(3,731,777)	(2,036,616)	(1,635,652)	(854,521)
Other income (expense)
Interest expense	(1,199,256)	(32,400)	(895,199)	(8,792)
Interest income	6,593	13,020	1,254	10,210
Unrealized gain / (loss) on derivative liabilities	227,616	-0-	(44,937)	-0-

(Loss) before taxes and preferred dividends	(4,696,824)	(2,055,996)	(2,574,534)	(853,103)

Net income (loss)	(4,696,824)	(2,055,996)	(2,574,534)	(853,103)

Preferred stock dividends in arrears Series A Preferred	(98,930)	(101,837)	(48,973)	(51,200)
Preferred stock dividends in arrears Series B Preferred	(9,753)	(19,836)	-0-	(9,973)
Preferred stock dividends in arrears Series C Preferred	(67,245)	(133,751)	-0-	(67,245)

Total preferred stock dividends	(175,928)	(255,424)	(48,973)	(128,418)

Net income (loss) attributable to common stockholders	$(4,872,752)	$(2,311,420)	$(2,623,507)	$(981,521)

Net (loss) per share, basic and diluted	$(0.07)	$(0.04)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	67,287,204	53,636,872	75,226,391	56,250,109

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,696,824)	$(2,055,996)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	221,524	42,129
Employee stock option wage expense	565,827	306,018
Common stock issued for accrued interest	-0-	68,552
Unrealized gain on derivative liabilities	(227,616)	-0-
Common stock issued for services	24,000	-0-
Common stock issued in cashless exercise of stock options	-0-	(6,989)
Interest expense from derivative instruments	1,099,329	-0-

Change in assets and liabilities:
Accounts receivable	(878,965)	(140,262)
Prepaid expenses and other assets	(85,397)	14,371
Other assets	32	(165)
Accounts payable and accrued expenses	382,336	(147,368)
Deferred revenue	620,883	11,636

Net cash provided by (used in) operating activities	(2,974,871)	(1,908,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in intangible assets	-0-	-0-
Sales of property and equipment	-0-	-0-
Purchase of property and equipment	(427,761)	(79,731)

Net cash provided by (used in) investing activities	(427,761)	(79,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-0-	2,839,966
Proceeds from stock option exercise	-0-	5,067
Proceeds from stock subscription receivable	-0-	1,250
Proceeds from issuance of Secured Convertible Debenture, net of issuance costs	2,376,220	-0-
Proceeds from notes payable	600,000	211,800

Net cash provided by (used in) financing activities	2,976,220	3,058,083

Effect of exchange rate change on cash and cash equivalents	(6,877)	(13,389)

Net increase (decrease) in cash and cash equivalents	(433,289)	1,056,889
Cash and cash equivalents at beginning of period	481,961	38,254

Cash and cash equivalents at end of period	$48,672	$1,095,143

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30 2008 AND JUNE 30 2007

(unaudited)

(continued)

	For the six months ended June 30
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income tax	$-0-	$-0-

Interest	$44,546	$9,775

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$-0-	$865,001
Common stock issued for accrued interest	$20,569	$68,552
Conversion of Series B Preferred Stock into common stock	$191,518	$-0-
Conversion of Series C Preferred Stock into common stock	$3,684,407	$-0-
Conversion of 10% Convertible Notes into common stock	$-0-	$12,500
Conversion of Series A Preferred Stock into common stock	$45,000	$-0-
Common Stock issued for services	$24,000	$-0-
Common Stock tendered in exercise of incentive stock options	$-0-	$28,734
Cashless exercise of warrants	$1,007,329	$-0-
Common stock issued pursuant to anti-dilution provision	$156,133	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc®. (“OmniComm” or “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, CRO (“CRO”), and other clinical trial sponsors. TrialMaster™, the Company’s EDC software application, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first six months of fiscal 2008, we spent approximately $449,000 on R & D activities, the majority of which represented salaries to our developers. During the first six months of fiscal 2007 we spent approximately $485,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

SEGMENT INFORMATION

The Company operates in one reportable segment which is the delivery of EDC services and products to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through three main activities. These activities include:

•	the initial setup activities associated with building, implementing and inititiating clinical trial projects;

•	change orders or change requests made by the clinical trial sponsor that require changes to the scope of the clinical trial project; and

•

the maintenance fees paid by our customers for clinical trial projects that have been implemented. The services provided include application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service.

The fees associated with each business activity for the six-months ended June 30, 2008 and June 30, 2007, respectively are:

Business Activity	2008	2007
Clinical Trial Setup	$1,817,532	$1,228,608
Change Orders	216,269	150,706
Maintenance Fees	617,783	519,508

Total Revenues	$2,651,584	$1,898,822

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $2,586 and $2,586 as of June 30, 2008 and December 31, 2007, respectively.

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States. Although the Company is directly affected by the overall financial condition of the pharmaceutical,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

biotechnology and medical device industries, management does not believe significant credit risk exists as of June 30, 2008. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable ageings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral to mitigate credit risk.

One customer accounted for 21% of our revenues during the six-month period ended June 30, 2008 or approximately $567,000. Three customers accounted for more than 10% of our revenues during the six-month period ended June 30, 2007. These customers accounted for 23%, 13% and 10% of our revenues respectively, or approximately $437,000, $251,000 and $197,000 in revenues during the first six-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company's total revenue.

Six-Months Ended June 30,	Revenues
	# of Customers	Percentage of Total Revenues
2007	3	46%
2008	1	21%

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

The following table summarizes activity in the Company's allowance for doubtful accounts.

	Six-Months Ended June 30,
	2008	2007
Beginning of period	$2,586	$58,539
Bad debt expense	-0-	-0-
Write-offs	-0-	-0-

End of period	$2,586	$58,539

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30 2008, the Company had $3,253,158 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. Deferred revenue expected to be recognized in the next twelve months totals $2,401,600.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $135,332 and $93,679 for the six months ended June 30, 2008 and June 30, 2007, respectively. Advertising costs consist primarily of amounts we spend in industry trade publications, in attending or presenting at industry conferences and in developing our public relations and marketing materials.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $449,000 and $485,000 for the six months ended June 30, 2008 and June 30, 2007 respectively.

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

The estimated value of employee stock options granted during the six months ended June 30, 2008 was $1,048,605 ($310,880 for the six months ended June 30 2007). The value of options granted in 2008 and 2007 was estimated at the date of grant using the following assumptions:

	2008	2007
Risk-free interest rate	1.63%	4.86%
Expected years until exercise	5 Years	5 Years
Expected stock volatility	86.3%	93.6%
Dividend yield	0%	0%

An analysis of historical information is used to determine the Company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of June 30, 2008, substantially all of the company’s employees were either participating or expected to participate in the 1998 Plan and approximately 12,060,270 options were outstanding. Options granted under the 1998 Plan will generally expire five to seven years from the date of grant for most employees and seven years from the date of grant for officers and directors of the Company.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 67,287,204 and 53,636,872 for the six-month periods ended June 30, 2008 and June 30, 2007, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 12,060,270 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at June 30, 2008. Warrants to purchase 4,330,504 shares of common stock at prices ranging from $0.25 to $0.75 per share were outstanding at June 30, 2008.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 75,226,391 and 56,250,109 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively. There were no differences between basic and diluted earnings per share.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. We have adopted FIN 48 on January 1, 2007 and there was no effect on our financial statements as a result of its implementation.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standards, “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2009 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders’ equity. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending June 30, 2008 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	NOTES PAYABLE

At June 30 2008, the Company owed $896,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
01/16/07	01/01/09	9.00%	$51,800	$51,800	$-0-
01/16/07	01/01/09	9.00%	60,000	60,000	-0-
12/31/06	01/31/09	9.00%	185,000	185,000	-0-
06/10/08	06/30/10	10.00%	300,000	-0-	300,000
06/27/08	06/30/10	10.00%	300,000	-0-	300,000

			$896,800	$296,800	$600,000

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

The Company is currently in default on interest payments owed totaling $68,466 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. During the year we incurred and recorded $4,363 in interest expense on the 10% Convertible Notes.

SECURED CONVERTIBLE DEBENTURES

On February 29, 2008, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate (including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $207,975. We will amortize the debt acquisition costs over the six month maturity of the Debentures. Emerging Growth Equities, Ltd., a broker dealer and member of FINRA acted as placement agent in the offering and as compensation therefore received a commission of $143,750. EGE also received a warrant to purchase at $0.75 per share 222,458 shares of our common stock, an estimated fair value of $80,085 was calculated for the warrants granted to Noesis Capital Corp. using the Binomial option pricing model.

The debentures, which bear interest at 10% per annum, are due 6 months from the issuance date on August 29, 2008. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the debentures. We are not permitted to prepay the debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the debentures and the other transaction agreements. Accordingly, if we should default under the repayment provisions of these obligations, the holders could seek to foreclose on all our assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and we would be forced to discontinue our operations. We currently do not have the funds to repay these obligations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,055,043 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability will be amortized over the 48 month exercise period of the Warrants. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Debentures carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures or before the expiration date of the Warrants. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $593,950 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) will be amortized over the six month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

CONVERTIBLE NOTES

On May 30, 2008, we sold, a $210,000 principal amount Convertible Note (the “Convertible Note”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock to our Chief Executive Officer. We received net proceeds of $210,000.

The Convertible Note, which bear interest at 10% per annum, is due on June 10, 2009. The Convertible Note is convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Note. We are not permitted to prepay the Convertible Note without the prior written consent of the holders.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $91,059 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 48 month exercise period of the Warrants. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note or before the expiration date of the Warrants. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holders of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $71,294 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the six month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

NOTE 5:	FAIR VALUE MEASUREMENT

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows:

	6/30/2008	Quoted prices in active markets for identical assets (Level 1)
Derivatives	$1,583,730	$1,583,730

Income approach was used as a valuation technique.

For the six months ended June 30, 2008
Other Income
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$227,616

Total gains or losses included in earnings	$227,616

NOTE 6:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future annual lease payments required under the Company’s operating leases at June 30, 2008 are as follows:

2008	$155,367
2009	314,458
2010	320,149
2011	154,944
2012	-0-

Total	$944,967

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $264,842 and $152,180 for the six-months ended June 30, 2008 and June 30, 2007, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 7:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

On December 31, 2006, the Company issued a promissory note in the amount of $185,000 to Noesis Capital Corp. The note bears interest at 9% per annum and is payable on January 31, 2009. The principal amount of the promissory note represents $60,000 in placement agent fees earned during 2004 and 2005 and financial advisory fees in the amount of $125,000 earned during 2004 and 2005. During the three-month period ended June 30, 2008 we incurred $4,151 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company on several equity and debt transactions since 1999.

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

On February 29, 2008, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Secured Convertible Debenture totaled $17,692 through June 30, 2008. The Debentures are due August 29, 2008.

On May 30, 2008, we sold, an aggregate of $210,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock to our Chief Executive Officer. We received net proceeds of $210,000. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New SecuritiesThe Convertible Note, which bears interest at 10% per annum, is due on June 10, 2009.

On June 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on June 30, 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On June 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on June 30, 2010.

During the six-month period ended June 30 , 2008 we incurred $2,055 in interest expense on the two promissory notes, issued in the principal amount of $600,000.

NOTE 8:	STOCKHOLDERS’ EQUITY

As of June 30, 2008, the Company had converted 48,000 shares of its Series B Preferred Stock into 1,920,000 shares of its par value $0.001 common stock. As of June 30, 2008 there were 0 shares outstanding of the Series B Preferred Stock.

As of June 30, 2008, the Company had converted 337,150 shares of its Series C Preferred Stock into 13,486,000 shares of its par value $0.001 common stock. As of June 30, 2008 there were 0 shares outstanding of the Series C Preferred Stock.

NOTE 9:	SUBSEQUENT EVENTS

On July 18, 2008, OmniComm Systems, Inc. (the “Company”) was served with a complaint in a purported patent infringement lawsuit filed by Datasci LLC (“Datasci”) against the Company in the U.S. District Court for the District of Maryland. The complaint alleges that the Company and another company, Covance Inc., have infringed United States Patent No. 6,496,827 allegedly owned by Datasci. The Company has reviewed the complaint and believes that the claims are unfounded and that the lawsuit is without merit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “ estimate” , “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

According to a 2005 Goldman Sachs report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $102.6 billion in 2006, with approximately 53% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. An April 2007 report by Health Industry Insights states that by the end of 2007, nearly 45% of all new Phase I-III studies will be initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During the second half of 2008 we anticipate increasing our marketing and sales personnel by an additional 2 FTE and will look to aggressively expand the scope of our CRO Preferred Program through a direct sales and marketing campaign aimed at increasing CRO awareness in order to increase our penetration of the domestic CRO market. During the second half of fiscal 2007 we established an operation in Germany under a wholly-owned subsidiary. During the second half of 2008 we expect to increase our overall marketing and sales presence in Europe through a more concerted direct sales effort on the part of our sales and marketing team and through an increased presence in European based trade shows as part of our strategic plan.

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

The six-months ended June 30, 2008 compared with the six-months ended June 30, 2007

Results of Operations

A summarized version of our results of operations for the six-month periods ended June 30, 2008 and June 30, 2007 is included in the table below.

Summarized Statement of Operations

	For the six months ended June 30,				$ Change	% Change
	2008	% of Revenues	2007	% of Revenues
Total revenues	$2,651,584		$1,898,822		$752,762	39.6%

Cost of sales	658,436	24.8%	476,021	25.1%	182,415	38.3%

Gross margin	1,993,148	75.2%	1,422,801	74.9%	570,347	40.1%

Salaries, benefits and related taxes	4,262,136	160.7%	2,554,387	134.5%	1,707,749	66.9%
Rent	264,842	10.0%	152,180	8.0%	112,662	74.0%
Consulting	216,496	8.2%	163,694	8.6%	52,802	32.3%
Selling, general and administrative	294,943	11.1%	242,438	12.8%	52,505	21.7%

Total Operating Expenses	5,724,925	215.9%	3,459,417	182.2%	2,265,508	65.5%

Operating income (loss)	(3,731,777)	-140.7%	(2,036,616)	-107.3%	(1,695,161)	83.2%

Interest Expense	(1,199,256)	-45.2%	(32,400)	-1.7%	(1,166,856)	3601.4%
Interest income	6,593	0.2%	13,020	0.7%	(6,427)	-49.4%
Unrealized Gain/(Loss) on Derivative Liabilities	227,616	8.6%	—	0.0%	227,616	0.0%

Net (loss)	(4,696,824)	-177.1%	(2,055,996)	-108.3%	(2,640,828)	128.4%
Total preferred stock dividends	(175,928)	-6.6%	(255,424)	-13.5%	79,496	-31.1%

Net (loss) attributable to common stockholders	$(4,872,753)	-183.8%	$(2,311,420)	-121.7%	$(2,561,333)	110.8%

Results of Operations

Revenues for the six-month period ended June 30, 2008 were $2,651,584 compared to $1,898,822 for the six-month period ended June 30, 2007, an increase of 39.61%. Industry acceptance of EDC continues to increase. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. We expect the revenue recognition time frame to be more condensed under our licensing model based on the expected time needed to deploy our product on a licensed basis and the underlying revenue recognition standards currently in place. To date, we have entered into two licensing agreements that call for the transfer of our license with annual licensing and maintenance payments indexed to overall TrialMaster usage. As of June 30, 2008 one of the licenses had been fully deployed and was in use by one of our clients.

During the six-month period ended June 30, 2008 approximately 68.6% of revenues was generated by trial setup activities, 23.3% was generated from on-going maintenance fees and approximately 8.1% was generated from fees charged for changes to on-going clinical trial engagements. During the six-month period ended June 30, 2007 we generated 64.7% of revenues from setup fees, 27.4% from on-going maintenance fees and 7.9% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

One customer accounted for 21% of our revenues during the six-month period ended June 30, 2008 or approximately $567,000. Three customers accounted for more than 10% of our revenues during the six-month period ended June 30, 2007. These customers accounted for 23%, 13% and 10% of our revenues respectively, or approximately $437,000, $251,000 and $197,000 in revenues during the first six-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

Six-Months Ended June 30,	Revenues
	# of Customers	Percentage of Total Revenues
2007	3	46%
2008	1	21%

The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $658,436 for the six-month period ended June 30, 2008 compared to $476,021 for the six-month period ended June 30, 2007, an increase of 38.3%. Cost of goods sold were approximately 24.8% of sales for the six-month period ended June 30, 2008 compared to 25.1% for the six-month period ended June 30, 2007. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the first six months of 2008 due to the addition of five additional programmers and two additional quality analysts as part of our clinical trial operations. Our full-time equivalent (FTE) personnel increased by approximately 50%, or 8 persons, at June 30, 2008 compared to June 30, 2007. In addition, we have begun transitioning the skills-set of the employees participating in the study development process to include a stronger clinical background to more closely mirror the personnel our clients involve in the clinical trial development process. In the short-run this may cause slightly increased cost of goods sold due to an increase in total FTE. In the long-run we anticipate this will improve our margins by reducing the total personnel needed to successfully deploy projects and will serve to improve the value structure of our products and services by providing an increased level of clinical expertise versus what we believe our competitors are able to deliver. We believe this value-added level of service will result in increased follow-on engagements and may provide us the ability to improve our margins by allowing us to increase our revenue levels via the follow-on engagements and a concomitant ability to exert pricing efficiencies.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 25% of sales range during the remainder of fiscal 2008. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. We expect the release of TrialMaster, (V4.0), which has been commercialized, to increase the efficiency of trial building operations by 20 to 25%. V4.0 is being designed using Microsoft’s .NET framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 74.4% of total Operating Expenses for the six month period ended June 30, 2008 compared with 73.8% of total Operating Expenses for the six-month period ended June 30, 2007. Salaries and related expenses totaled $4,262,136 for the six-month period ended June 30, 2008 compared to $2,554,387 for the six-month period ended June 30, 2007, an increase of 66.9%. The increase of $1,707,749 in salaries and related expenses is comprised of several key components including; approximately $527,0000 in salaries due to the addition of 20 employees including: 4 administrative, 11 technical, clinical or project management personnel, 4 employees in our consulting and professional services division and one employee in our business development function, and $565,827 related to the issuance of stock options to employees and our directors due to our adoption of SFAS No. 123(R) discussed below offset by decreases in salaries and related expenses from employees who have left our employ. We currently employ approximately 70 employees out of our Ft. Lauderdale, Florida corporate office, nine out-of-state employees and nine FTE out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during the remainder fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the six-month periods ended June 30, 2008 and June 30, 2007, we incurred $565,827 and $306,018, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $112,662 during the six-month period ended June 30, 2008 when compared to the six-month period ended June 30, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Consulting services expense was $216,496 for the six-month period ended June 30, 2008 compared with $163,694 for the six-month period ended June 30, 2007. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $165,779 for the six-month period ended June 30, 2008 compared with $152,429 for the six-month period ended June 30, 2007, an increase of approximately $13,350. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2008 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $294,943 for the six-month period ended June 30, 2008 compared to $242,438 for the six-month period ended June 30, 2007, an increase of 21.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $41,654 for the six-month period ended June 30, 2008 from $93,678 for the six-month period ended June 30, 2007 to $135,332 in the period ended June 30, 2008, an increase of approximately 44.5%. We expect SGA expenses to increase during the second half of fiscal 2008 as we intensify and extend our selling and marketing efforts and increase the total expenditures we incur related primarily to industry-related conferences.

Interest expense was $1,199,256 during the six-month period ended June 30, 2008 compared to $32,400 for the six-month period ended June 30, 2007, an increase of $1,166,856. Interest incurred to related parties was $29,890 during the six-month period ended June 30, 2008 and $8,257 for the six-month period ended June 30, 2007. The increase in interest expense can be attributed to $78,349 in interest accrued in connection with our issuance of Secured Convertible Debentures that occurred during February 2008 and $1,099,329 in interest attributable to the accretion of amounts allocated to the warrants and conversion feature that were included as terms on the secured Convertible Debentures issued in February 2008. In addition, we recorded $3,895 in interest expense attributable to convertible notes and promissory notes issued during June 2008. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the six-month period ended June 30, 2008 we issued $2,325,000 in Secured Convertible Debentures, including $525,000 to members of our Board of Directors and Officers of the Company. In addition, we issued $210,000 in convertible notes and $600,000 in promissory notes to our Chief Executive Officer. During the six-month period ended June 30, 2007, we issued $211,800 in promissory notes.

There were arrearages of $98,930 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the six-month period ended June 30, 2008, compared with arrearages of $101,837 in 5% Series A Preferred Stock dividends, $19,836 in Series B Preferred Stock dividends and $133,751 in Series C Preferred Stock dividends for the six-month period ended June 30, 2007. We deducted $175,928 and $255,424 from Net Income (Loss) Attributable to Common Stockholders’ for the six-month periods ended June 30, 2008 and June 30, 2007, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The three-months ended June 30, 2008 compared with the three-months ended June 30, 2007

Results of Operations

A summarized version of our results of operations for the three-month periods ended June 30, 2008 and June 30, 2007 is included in the table below.

Summarized Statement of Operations

	For the three months ended June 30,				$ Change	% Change
	2008	% of Revenues	2007	% of Revenues
Total revenues	$1,639,540		$1,076,571		$562,969	52.3%

Cost of sales	339,870	20.7%	261,935	24.3%	77,935	29.8%

Gross margin	1,299,670	79.3%	814,636	75.7%	485,034	59.5%

Salaries, benefits and related taxes	2,125,721	129.7%	1,258,342	116.9%	867,379	68.9%
Rent	138,447	8.4%	79,367	7.4%	59,080	74.4%
Consulting	92,831	5.7%	38,394	3.6%	54,437	141.8%
Selling, general and administrative	172,116	10.5%	94,458	8.8%	77,658	82.2%

Total Operating Expenses	2,935,322	179.0%	1,669,157	155.0%	1,266,165	75.9%

Operating income (loss)	(1,635,652)	-99.8%	(854,521)	-79.4%	(781,131)	91.4%

Interest Expense	(895,199)	-54.6%	(8,792)	-0.8%	(886,407)	10082.0%
Interest income	1,254	0.1%	10,210	0.9%	(8,956)	-87.7%
Unrealized Gain/(Loss) on Derivative Liabilities	(44,937)	-2.7%	—	0.0%	(44,937)	0.0%

Net (loss)	(2,574,534)	-157.0%	(853,103)	-79.2%	(1,721,431)	201.8%
Total preferred stock dividends	(48,973)	-3.0%	(128,418)	-11.9%	79,445	-61.9%

Net (loss) attributable to common stockholders	$(2,623,507)	-160.0%	$(981,521)	-91.2%	$(1,641,986)	167.3%

Results of Operations

Revenues for the three-month period ended June 30, 2008 were $1,639,540 compared to $1,076,571 for the three-month period ended June 30, 2007, an increase of 52.3%. Industry acceptance of EDC continues to increase. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. We expect the revenue recognition time frame to be more condensed under our licensing model based on the expected time needed to deploy our product on a licensed basis and the underlying revenue recognition standards currently in place.

During the three-month period ended June 30, 2008 approximately 71.6% of revenues was generated by trial setup activities, 19.7% was generated from on-going maintenance fees and approximately 8.7% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended June 30, 2007 we generated 63.9% of revenues from setup fees, 27.5% from on-going maintenance fees and 8.6% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

One customer accounted for 29% of our revenues during the three-month period ended June 30, 2008 or approximately $477,000. One customer accounted for more than 10% of our revenues during the three-month period ended June 30, 2007. This customer accounted for 33% of our revenues respectively, or approximately $352,000 in revenues during the first three-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

Three-Months Ended June 30,	Revenues
	# of Customers	Percentage of Total Revenues
2007	1	33%
2008	1	29%

The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $339,870 for the three-month period ended June 30, 2008 compared to $261,935 for the three-month period ended June 30, 2007, an increase of 29.8%. Cost of goods sold were approximately 20.7% of sales for the three-month period ended June 30, 2008 compared to 24.3% for the three-month period ended June 30, 2007. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the three months ended June 30, 2008 due to the addition of five additional programmers and two additional quality analysts as part of our clinical trial operations. In addition, we have begun transitioning the skills-set of the employees participating in the study development process to include a stronger clinical background to more closely mirror the personnel our clients involve in the clinical trial development process. In the short-run this may cause slightly increased cost of goods sold due to an increase in total FTE. In the long-run we anticipate this will improve our margins by reducing the total personnel needed to successfully deploy projects and will serve to improve the value structure of our products and services by providing an increased level of clinical expertise versus what we believe our competitors are able to deliver. We believe this value-added level of service will result in increased follow-on engagements and may provide us the ability to improve our margins by allowing us to increase our revenue levels via the follow-on engagements and a concomitant ability to exert pricing efficiencies.

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

Salaries and related expenses are our biggest expense at 72.4% of total Operating Expenses for the three month period ended June 30, 2008 compared with 75.4% of total Operating Expenses for the three-month period ended June 30, 2007. Salaries and related expenses totaled $2,125,721 for the three-month period ended June 30, 2008 compared to $1,258,342 for the three-month period ended June 30, 2007, an increase of 68.9%. The increase of $867,380 in salaries and related expenses consisted of approximately $357,491 in salaries due to the addition of 20 employees including: 4 administrative, 11 technical, clinical or project management personnel, 4 employees in our consulting and professional services division and one employee in our business development function, and $239,620 in salary expense due to our issuing stock options to employees and our directors due to our adoption of SFAS No. 123(R) discussed below offset by decreases in salaries and related expenses from employees who have left our employ. We currently employ approximately 70 employees out of our Ft. Lauderdale, Florida corporate office, nine out-of-state employees and nine FTE out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the three-month periods ended June 30, 2008 and June 30, 2007, we incurred $239,620 and $132,918, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $59,080 during the three-month period ended June 30, 2008 when compared to the three-month period ended June 30, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Consulting services expense was $92,831 for the three-month period ended June 30, 2008 compared with $38,394 for the three-month period ended June 30, 2007. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $108,882 for the three-month period ended June 30, 2008 compared with $85,580 for the three-month period ended June 30, 2007, an increase of approximately $23,302. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during fiscal 2008 in connection with our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $172,116 for the three-month period ended June 30, 2008 compared to $94,458 for the three-month period ended June 30, 2007, and increase of 82.2%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $75,369 for the three-month period ended June 30, 2008 from $16,099 for the three-month period ended June 30, 2007 to $91,468 in the period ended June 30, 2008, an increase of approximately 468%. We expect SGA expenses to increase during the second half of fiscal 2008 as we intensify and extend our selling and marketing efforts and increase the total expenditures we incur related primarily to industry-related conferences.

Interest expense was $895,199 during the three-month period ended June 30, 2008 compared to $8,792 for the three-month period ended June 30, 2007, an increase of $886,407. Interest incurred to related parties was $21,136 during the three-month period ended June 30, 2008 and $4,151 for the three-month period ended June 30, 2007. The increase in interest expense can be attributed to $57,966 in interest accrued in connection with our issuance of Secured Convertible Debentures that occurred during February 2008 and $824,497 in interest attributable to the accretion of amounts allocated to the warrants and conversion feature that were included as contractual terms on the secured convertible debentures issued in February 2008. In addition, we recorded $3,895 in interest expense attributable to convertible notes and promissory notes issued during June 2008. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three-month period ended June 30, 2008 we issued $210,000 in Convertible Debentures and Promissory Notes totaling $600,000 to our Chief Executive Officer.

There were arrearages of $48,973 in 5% Series A Preferred Stock dividends for the three-month period ended June 30, 2008, compared with arrearages of $51,200 in 5% Series A Preferred Stock dividends, $9,973 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three-month period ended June 30, 2007. We deducted $48,973 and $128,418 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources as of June 30, 2008 and December 31, 2007:

Liquidity and Capital Resources

	June 30, 2008	December 31, 2007	Change
Cash	48,672	481,961	(433,289)
Accounts Receivable, net of allowance for doubtful accounts	1,648,290	769,325	878,965
Current Assets	1,819,987	1,288,914	531,072
Accounts Payable and accrued expenses	1,055,545	696,281	359,264
Deferred revenue	2,401,600	1,595,816	805,784
Convertible notes payable	1,910,483	87,500	1,822,983
Current Liabilities	6,134,293	2,379,597	3,754,696
Working Capital (Deficit)	(4,314,306)	(1,090,683)	(3,223,623)

	Disclosure for the six month period ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in) operating activities	(2,974,871)	(1,909,074)
Net cash provided by (used in) investing activities	(427,761)	(79,731)
Net cash provided by financing activities	2,976,220	3,058,083
Net increase (decrease) in cash and cash equivalents	(433,289)	1,056,889

Cash and cash equivalents decreased by $433,289 from $481,961 to $48,672 at June 30, 2008. This was the result of cash provided by financing activities of $2,976,220 offset by cash used in operating activities of approximately $2,974,871 and $427,761 used in investing activities. The significant components of the activity include a loss from operations of approximately $4,696,824 offset by non-cash expenses of $427,761 and approximately $2,976,220 we raised through the issuance of debt and equity securities offset by $1,683,064 used in investing activities and increases in cash of $38,889 from changes in working capital accounts.

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

Presently, we have approximately $150,000 planned for capital expenditures to further the Company’s growth during fiscal 2008 which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2008:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	896,800	296,800	(2)	600,000	(3)	0	0
Secured Convertible Debt (1)	2,325,000	2,325,000	(4)	0		0	0
Convertible Notes (1)	297,500	297,500	(5)
Operating Lease Obligations	944,967	311,665		317,277		299,115	16,910
Financial Advisory Agreement	135,000	90,000	(6)	45,000		0	0

Total	4,599,267	3,320,965		962,277		299,115	16,910

1.	Amounts do not include interest to be paid
2.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature in January 2009.
3.	Includes $600,000 in promissory notes bearing interest at 10% annually that mature in June 2010.
4.	Includes $2,325,000 in secured convertible debentures that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.595 per share.
5.	Includes $87,500 of convertible notes currently in default and due that are convertible into shares of common stock at the option of convertible note holder at a conversion rate of $1.25 per share; and a $210,000 convertible note that is convertible into shares of common stock at a conversion rate of $0.595 per share that matures in June 2009.
6.	Relates to Financial Advisory Fees paid to Noesis Capital Corp., our placement agent and a 5% shareholder in the Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $155,966 on our 10% Convertible Notes. We were in default effective January 30, 2002.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock, which debentures bear interest at 10% per annum, are due 6 months from the issuance date on August 29, 2008. All of our assets serve as collateral under the outstanding Secured Convertible Debentures. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations. We presently do not have funds sufficient to repay these debentures and will need to raise additional capital to repay the debentures.

In May, 2008, we sold an aggregate of $210,000 principal amount Convertible Note and Common Stock Purchase Warrants to purchase an aggregate of 264,706 shares of our Common Stock, which note bears interest at 10% per year and is due on June 30, 2010. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. We presently do not have the funds to pay these notes and we need to raise additional capital to repay the notes.

On June 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on June 30, 2010.

On June 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on June 30, 2010.

We have been operating with a cash burn rate since beginning our EDC operations. From January 2007 to December 2007 an aggregate of 595,364 shares of common stock were issued in connection with the exercise of employee stock options resulting in gross proceeds of $113,267. From February 2007 to March 2007, an aggregate of 5,000,000 shares of common stock were sold in connection with a private placement of our common stock. The gross proceeds of the private placement were $2,500,000 and we incurred no transaction fees in connection with the private placement. From September 2007 to December 2007, an aggregate of 2,081,773 shares of our common stock were sold in connection with a private placement of our common stock to accredited investors resulting in gross proceeds of $1,394,788. We incurred approximately $95,873 in fees in connection with the private placement. During February 2008, we sold an aggregate of $2,325,000 in principal amount of Secured Convertible Debentures in a private placement to accredited investors and incurred $181,280 in transaction fees resulting in net proceeds of $2,143,720. During June 2008, we sold an aggregate of $210,000 in principal amount of Convertible Note to our Chief Executive Officer. In June 2008, we issued $600,000 in promissory notes for amounts borrowed from our Chief Executive Officer.

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

We experienced increased success in marketing TrialMaster during the first six-months of fiscal 2008. We entered into approximately $12 million in contracts during that period for trials to be serviced over the next five years. These contracts included 21 clinical trial engagements with 11 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2008, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending June 30, 2008 there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 8, 2008.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2007) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. We have adopted FIN 48 on January 1, 2007 and there was no effect on our financial statements as a result of its implementation.

In September 2006, the FASB issued Statement of Financial Accounting Standards, “SFAS” No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of SFAS No. 157 will not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations beginning in the Company’s 2009 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 is effective for the Company’s 2009 fiscal year. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests, if any, as a separate component of shareholders’ equity. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of SFAS No. 161 to significantly impact its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure (i) that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Reference is made to our current report on Form 8-K filed with the SEC on July 23, 2008.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 22, 2008, we issued an aggregate of 40,000 shares of common stock to one individual in consideration of $24,000 due for services rendered to the Company. The recipient of the shares (a) had a preexisting relationship with us, (b) had access to business and financial information concerning us, (c) was afforded the opportunity to ask questions of our management concerning our operations and the terms of the offering, and (d) had such knowledge and experience in business and financial matters that it was able to evaluate the risks and merits of an investment. Therefore, such individual was "sophisticated" within the meaning of Federal securities laws. In addition, the certificates evidencing the shares that were issued contained a legend restricting their transferability absent registration under the Act or the availability of an applicable exemption therefrom. The issuance of these securities was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

On May 30, 2008, we sold an aggregate of $210,000 principal amount Convertible Note (the “Convertible Note”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock to our Chief Executive Officer who is an accredited investor. We received net proceeds of $210,000. The Convertible Notes, which bear interest at 10% per annum, are due on June 30, 2009. The Convertible Note is convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share, subject to adjustment as provided in the transaction documents. The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share. The issuance of the Convertible Note and Warrants was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D.

On June 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. We received net proceeds of $300,000. The promissory note bear interest at 10% per annum and is due on June 30, 2010. The issuance of the Note was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D

On June 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. We received net proceeds of $300,000. The promissory note bear interest at 10% per annum and is due on June 30, 2010. The issuance of the Note was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual stockholders’ meeting in Fort Lauderdale, Florida on June 20, 2008. Stockholders voted:

1.	To elect five directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors; and

With a majority (53%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	38,853,287	1,956,743	-0-
Cornelis F. Wit	38,903,987	1,906,043	-0-
Guus van Kesteren	38,903,987	1,906,043	-0-
Matthew D. Veatch	38,942,528	1,867,502	-0-
Fernando Montero	38,942,528	1,867,502

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	40,809,531	500	-0-

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President
Date:	August 14, 2008

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer
Date:	August 14, 2008

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.