Form 10-Q
period 2008-09-30
OMNICOMM SYSTEMS INC
filed 2008-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 13, 2008: 76,528,655 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2008

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4T	Controls and Procedures.	36

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 1A.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Security Holders.	38

Item 5.	Other Information.	38

Item 6.	Exhibits.	39

SIGNATURES		40

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CEO Cornelis F. Wit

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act OF 2002 – CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – Principal Executive Officer - Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act OF 2002 – Principal Financial Officer - Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$66,937	$481,961
Accounts receivable, net of allowance for doubtful accounts of $31,277 and $2,586 in 2008 and 2007, respectively	1,403,257	769,325
Prepaid expenses and other assets	80,700	37,628

Total current assets	1,550,894	1,288,914

PROPERTY AND EQUIPMENT, net	759,563	434,699

OTHER ASSETS
Intangible assets	2,282	2,285
Other assets	16,246	16,229

TOTAL ASSETS	$2,328,985	$1,742,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$887,673	$696,281
Notes payable – current portion	111,800	-0-
Notes payable related party– current portion	185,000	-0-
Conversion feature liability	270,368	-0-
Convertible Notes payable, related parties, net of discount	124,709	-0-
Convertible Notes payable, net of discount	277,533	87,500
Deferred revenue – current	2,473,171	2,632,274

Total current liabilities	4,330,254	3,416,055

Notes Payable, net of current portion	-0-	111,800
Notes Payable Related Party, net of current portion	550,000	185,000
Conversion feature liability, net of current portion	434,502	-0-
Convertible notes payable, net of current portion	83,140	-0-
Convertible notes payable, related parties, net of current portion	456,080	-0-
Warrant Liability	1,932,502	-0-
Deferred revenue – long term	1,024,425	-0-

TOTAL LIABILITIES	8,810,903	3,712,855

COMMITMENTS AND CONTINGENCIES (see Note 6)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, -0- and 48,000 issued and outstanding, respectively; liquidation preference $-0- and $480,000, respectively	-0-	48

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, -0- and 337,150 issued and outstanding, respectively; liquidation preference $-0- and $3,371,500, respectively	-0-	337

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,170,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,170,224, respectively	4,125	4,170

Common stock – 150,000,000 shares authorized, 76,528,655 and 59,032,598 issued and outstanding, after deducting 1,014,830 and 802,612 shares of treasury stock, at $.001 par value, respectively	77,495	59,786
Additional paid in capital – preferred	3,718,054	7,638,549
Additional paid in capital – common	33,080,661	27,893,433
Stock subscription receivable	(1,250)	-0-
Less: Treasury stock, cost method, 1,014,830 and 802,612 shares, respectively	(503,086)	(369,389)
Accumulated other comprehensive income/(loss)	(1,779)	7,957
Accumulated deficit	(42,856,138)	(37,205,619)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(6,481,918)	(1,970,728)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,328,985	$1,742,127

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2008	2007	2008	2007
Revenues
Net sales	$4,281,367	$2,741,631	1,629,783	$842,809

Cost of sales	980,845	770,879	322,409	294,858

Gross margin	3,300,522	1,970,752	1,307,374	547,951

Operating expenses

Salaries, benefits and related taxes	6,620,322	4,124,147	2,358,184	1,569,760

Rent & occupancy expenses	410,090	238,402	145,247	86,222
Consulting	258,379	231,926	41,884	68,232
Legal and professional fees	318,594	208,637	152,815	63,263
Travel	326,320	195,800	108,389	84,944
Telephone and internet	114,725	83,551	33,452	35,192

Selling, general and administrative	391,974	367,272	97,030	124,833

Bad Debt Expense	28,691	-0-	28,691	-0-

Depreciation and amortization	403,582	67,476	182,058	25,346

Total operating expenses	8,872,677	5,517,211	3,147,750	2,057,792

Operating income (loss)	(5,572,155)	(3,546,459)	(1,840,376)	(1,509,841)

Other income (expense)

Interest expense	(1,994,009)	(48,838)	(794,754)	(16,439)
Interest income	6,594	17,637	1	4,617
Unrealized Gain/(Loss) on Derivative Liabilities	1,909,051	-0-	1,681,435	-0-

(Loss) before taxes and preferred dividends	(5,650,519)	(3,577,660)	(953,694)	(1,521,663)

Net income (loss)	(5,650,519)	(3,577,660)	(953,694)	(1,521,663)

Preferred stock dividends in arrears Series A Preferred	(148,870)	(152,474)	(49,940)	(50,637)
Preferred stock dividends in arrears Series B Preferred	(9,753)	(29,480)	-0-	(9,644)
Preferred stock dividends in arrears Series C Preferred	(67,245)	(200,257)	-0-	(66,506)

Total preferred stock dividends	(225,868)	(382,211)	(49,940)	(126,787)

Net income (loss) attributable to common stockholders	(5,876,387)	$(3,959,871)	(1,003,634)	$(1,648,450)

Net (loss) per share, basic and diluted	$(0.08)	$(0.07)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	70,150,937	54,582,518	75,816,148	56,439,290

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,650,519)	$(3,577,660)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	403,582	67,476
Employee stock option wage expense	986,733	651,666
Common stock issued for accrued interest	28,130	76,052
Unrealized gain on derivative liabilities	(1,909,051)	-0-
Common stock issued for services	24,000	37,500
Common stock issued in cashless exercise of stock options	(1,387)	(6,210)
Interest expense from derivative instruments	1,805,426	-0-
Unrealized gain on subsidiary liabilities	(127,519)	-0-
Change in assets and liabilities:

Accounts receivable	(633,932)	(497,478)
Prepaid expenses and other assets	(43,073)	26,770
Other assets	(17)	-0-
Accounts payable and accrued expenses	319,632	(242,037)
Deferred revenue	865,321	431,701

Net cash provided by (used in) operating activities	(3,932,674)	(3,032,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(467,796)	(138,012)

Net cash provided by (used in) investing activities	(467,796)	(138,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-0-	3,429,966
Proceeds from stock option exercise	6,503	30,917
Proceeds from stock subscription receivable	2,500	1,250
Proceeds from issuance of convertible debt, net of issuance costs	4,436,179	-0-
Repayments of notes payable	(300,000)	-0-
Repayments of convertible debt	(1,000,000)	-0-
Proceeds from notes payable	850,000	211,800

Net cash provided by (used in) financing activities	3,995,182	3,673,933

Effect of exchange rate change on cash and cash equivalents	(9,736)	(25,107)

Net increase (decrease) in cash and cash equivalents	(415,024)	478,594
Cash and cash equivalents at beginning of period	481,961	38,254

Cash and cash equivalents at end of period	$66,937	$516,848

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30 2008 AND SEPTEMBER 30 2007

(unaudited)

(continued)

	For the nine months ended September 30
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$66,444	$10,400

Non-cash Transactions
Common stock issued in exchange for Notes Payable	$-0-	$858,230
Common stock issued for accrued interest	$28,130	$68,552
Conversion of Series B Preferred Stock into common stock	$191,518	$20,000
Conversion of Series C Preferred Stock into common stock	$3,684,407	$-0-
Conversion of 10% Convertible Notes into common stock	$-0-	$12,500
Conversion of Series A Preferred Stock into common stock	$45,000	$-0-
Common Stock issued for services	$24,000	$-0-
Common Stock tendered in exercise of incentive stock options	$133,697	$28,734
Cashless exercise of common stock warrant – Noesis	$589,681	$-0-
Common stock issued for anti-dilution rights of shareholders	$344,510	$-0-
Common stock issued for accrued expenses	$-0-	$102,375

See accompanying summary of accounting policies and notes to financial statements

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development (“R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the first nine months of fiscal 2008, we spent approximately $664,000 on R & D activities, the majority of which represented salaries to our developers. During the first nine months of fiscal 2007 we spent approximately $710,000 on R & D activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The fees associated with each business activity for the nine-months ended September 30, 2008 and September 30, 2007, respectively are:

Business Activity	2008	2007
Clinical Trial Setup	$3,053,654	$1,701,001
Change Orders	320,618	236,632
Maintenance Fees	907,095	803,998

Total Revenues	$4,281,367	$2,741,631

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $31,277 and $2,586 as of September 30, 2008 and December 31, 2007, respectively.

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States. Although the Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries, management does not believe significant credit risk exists as of September 30, 2008. The Company has not experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable ageings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral to mitigate credit risk.

One customer accounted for 30% of our revenues during the nine-month period ended September 30, 2008 or approximately $1,285,209. Two customers accounted for more than 10% of our revenues during the nine-month period ended September 30, 2007. These customers accounted for 13% and 10% of our revenues respectively, or approximately $470,000 and $373,000 in revenues during the first nine-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

	Revenues
Nine-months Ended September 30,	# of Customers	Percentage of Total Revenues
2007	2	23%
2008	1	30%

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

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	Nine-months Ended September 30,
	2008	2007
Beginning of period	$2,586	$58,539
Bad debt expense	28,691	-0-
Write-offs	-0-	-0-

End of period	$31,277	$58,539

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30 2008, the Company had $3,497,596 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $ 2,473,171 in deferred revenues that are expected to be recognized in the next twelve months.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $241,924 and $131,995 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Advertising costs consist primarily of amounts we spend in industry trade publications, in attending or presenting at industry conferences and in developing our public relations and marketing materials.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. R & D expense was approximately $664,000 and $638,000 for the nine months ended September 30, 2008 and September 30, 2007 respectively.

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

The estimated value of employee stock options granted during the nine months ended September 30, 2008 was $1,156,648 ($741,760 for the nine months ended September 30 2007). The value of options granted in 2008 and 2007 was estimated at the date of grant using the following assumptions:

	2008	2007
Risk-free interest rate	1.72%	4.67%
Expected years until exercise	5 Years	5 Years
Expected stock volatility	83.8%	92.9%
Dividend yield	0%	0%

An analysis of historical information is used to determine the Company’s assumptions, to the extent historical information is relevant based on the terms of the grants being issued in any given period.

Description of Stock Option Plan

In 1998, the Company’s Board of Directors approved the 1998 Stock Incentive Plan of OmniComm Systems, (the “1998 Plan”). The 1998 Plan is administered by the Company’s Compensation Committee. The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Company’s Compensation Committee. As of September 30, 2008, substantially all of the Company’s employees were either participating or expected to participate in the 1998 Plan and approximately 11,682,770 options were outstanding. Options granted under the 1998 Plan will generally expire five to seven years from the date of grant for most employees and five to seven years from the date of grant for officers and directors of the Company.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 70,150,937 and 54,582,518 for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 11,682,770 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at September 30, 2008. Warrants to purchase 12,517,757 shares of common stock at prices ranging from $0.25 to $0.75 per share were outstanding at September 30, 2008.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 75,816,148 and 56,439,290 for the three-month periods ended September 30, 2008 and September 30, 2007, respectively. There were no differences between basic and diluted earnings per share.

The Company’s convertible debt which equal 7,260,000 shares of common stock on a converted basis and our Series A convertible preferred stock which equal 2,780,149 shares of common stock on a converted basis have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending September 30, 2008 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	NOTES PAYABLE

At September 30 2008, the Company owed $846,800 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
01/16/07	01/01/09	9.00%	$51,800	$51,800	$-0-
01/16/07	01/01/09	9.00%	60,000	60,000	-0-
12/31/06	01/31/09	9.00%	185,000	185,000	-0-
09/17/08	12/31/09	12.00%	150,000	-0-	150,000
09/29/08	12/31/09	12.00%	400,000	-0-	400,000

			$846,800	$296,800	$550,000

The notes payable dated September 17, 2008 in the amount of $150,000 and the note payable dated September 29, 2008 in the amount of $400,000 are convertible at the discretion of the note holder into any subsequent offering prior to the note’s maturity date upon the same terms and conditions of such subsequent offering.

10% CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The note’s are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2007, approximately $775,000 of the Convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $87,500.

The Company is currently in default on interest payments owed totaling $70,046 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the nine months ended September 30, 2008, we incurred and recorded $6,569 in interest expense on the 10% Convertible Notes.

SECURED CONVERTIBLE DEBENTURES

On February 29, 2008 we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate (including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $261,365. We amortized the debt acquisition costs over the six month maturity of the Debentures. Emerging Growth Equities, Ltd., a broker dealer and member of FINRA acted as placement agent in the offering and as compensation therefore received a commission of $143,750. EGE also received a warrant to purchase at $0.75 per share 222,458 shares of our common stock, an estimated fair value of $80,085 was calculated for the warrants granted to EGE using the Binomial option pricing model.

The Debentures, which bear interest at 10% per annum, were due 6 months from the issuance date on August 29, 2008. The Debentures were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion

Feature”). Interest is convertible as provided in the Debentures. We were not permitted to prepay the Debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

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

The Debentures carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures or before the expiration date of the Warrants. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $593,950 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the six month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. On the maturity date of August 29, 2008, $398,572 was recorded as unrealized gain and the value of the original conversion feature became zero.

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at the $0.50 per share conversion price stipulated in the Extension. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The change of the exercise price increased the number of shares issuable upon exercise of Warrants from 2,930,672 to 3,563,130. The exercise price of the Extension Warrants is $0.60 per share. The security interest we granted the holders in all of our assets to secure performance of our obligations under the Debentures remains in effect. Accordingly, if we should default under the repayment provisions of these obligations, the holders could seek to foreclose on all our assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and we would be forced to discontinue our operations. We currently do not have the funds to repay these obligations.

The Extension Warrants were valued using a Binomial option pricing model. A value of $673,100 was calculated and allocated to the Extension Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability will be amortized over the 48 month exercise period of the Extension Warrants. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Conversion Feature pursuant to the Extension was valued using a Binomial option pricing model. A value of $172,250 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) will be amortized over the remaining three month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

CONVERTIBLE NOTES

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000.

The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,153,160 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 48 month exercise period of the Warrants. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note or before the expiration date of the Warrants. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $898,920 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

NOTE 5:	FAIR VALUE MEASUREMENT

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows:

	9/30/2008	Quoted prices in active markets for identical assets (Level 1)
Derivatives	$2,637,372	$2,637,372

The Income approach was used as a valuation technique.

For the nine months ended September 30, 2008 Other Income
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$1,909,051

Total gains or losses included in earnings	$1,909,051

NOTE 6:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future annual lease payments required under the Company’s operating leases at September 30, 2008 are as follows:

2008	$77,684
2009	314,458
2010	320,149
2011	154,994
2012	-0-

Total	$867,285

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $410,090 and $238,402 for the nine-months ended September 30, 2008 and September 30, 2007, respectively.

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

On February 29, 2008, we sold, an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Secured Convertible Debenture totaled $30,925 through September 30, 2008. The Debentures matured originally on August 29, 2008. On August 29 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 in principal was extended pursuant to an Extension Agreement that included: an extension of the maturity date to December 1, 2008; reduced the conversion price of the Debenture from $0.595 per share to $0.50 per share; reduced the exercise price of the warrants attached to the Debenture from $0.75 per share to $0.60 per share; and resulted in the issuance of 2,650,000 warrants to the investors agreeing to the extension of the Debentures.

As of September 30, 2008, we have an aggregate of $2,320,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and directors, and have issued certain warrants to Mr. Wit, as follows:

•

On May 30, 2008, $210,000 principal amount Convertible Note and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock. We received net proceeds of $210,000. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note, which bear interest at 10% per annum, was due on June 10, 2009. On August 29, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Notes that expire on August 29, 2010.

•

On June 10, 2008, $300,000 principal amount Convertible Note. This note is convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note bears interest at 10% per annum and was due on June 30, 2010. On August 29, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Notes, which Convertible Note is due on August 29, 2010.

•

On June 27, 2008, $300,000 principal amount Convertible Note . This note is convertible at the option of the holder into any New Securities we issue before maturity of this Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note bears interest at 10% per annum and was due on June 30, 2010. This note was repaid on July 8, 2008.

•	During August 2008, $1,260,000 principal amount Convertible Notes that are part of a private placement of Convertible Notes that expire on August 29, 2010.

•

On September 17, 2008, $150,000 principal amount Convertible Note. This note is convertible at the option of the holder into any New Securities we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note bears interest at 12% per annum and is due on December 31, 2009.

•

On September 29, 2008, $400,000 principal amount Convertible Note. This note is convertible at the option of the holder into any New Securities we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note bears interest at 12% per annum and is due on December 31, 2009.

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and one of our Directors. The Convertible Notes bear interest at 10% and are due on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. As a result, Mr. Wit and Mr. van Kesteren are considered to be beneficial owners of approximately 15% and 5%, respectively, of our issued and outstanding shares of common stock.

During the nine-month period ended September 30, 2008 we have incurred $74,081 in interest expense payable to related parties.

NOTE 8:	STOCKHOLDERS’ EQUITY

As of September 30, 2008, the Company had converted 48,000 shares of its Series B Preferred Stock into 1,920,000 shares of its par value $0.001 common stock. As of September 30, 2008 there were 0 shares outstanding of the Series B Preferred Stock.

As of September 30, 2008, the Company had converted 337,150 shares of its Series C Preferred Stock into 13,486,000 shares of its par value $0.001 common stock. As of September 30, 2008 there were 0 shares outstanding of the Series C Preferred Stock.

NOTE 9:	LEGAL PROCEEDINGS

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

NOTE 10:	SUBSEQUENT EVENTS

On October 17, 2008 we issued a promissory note with a principal amount of $1,000,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 12% per annum and is due on December 31, 2010.

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

•

Expanding our business model by offering our software solution, TrialMaster, on a licensed and enterprise-wide, hosted services basis in addition to our existing hosted-services solutions which have historically been deployed on a project-by-project basis;

•	Providing EDC services to small and midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations); and

•	Differentiation through service.

According to a 2008 PriceWaterhouseCoopers report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $102.6 billion in 2006, with approximately 53% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. Based on a 2002 CenterWatch report approximately 8.5% of total R & D costs are spent on data management. An April 2007 report by Health Industry Insights states that by the end of 2007, an estimated 45% of all new Phase I-III studies were initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During the fourth quarter of 2008 and during fiscal 2009 we anticipate increasing our marketing and sales personnel by an additional two full-time equivalent personnel (“FTE”) and will look to aggressively expand the scope of our CRO Preferred Program through a direct sales and marketing campaign aimed at increasing CRO awareness in order to increase our penetration of the domestic CRO market. During the second half of fiscal 2007 we established an operation in Germany under a wholly-owned subsidiary. During the second half of 2008 we have attempted to increase our overall marketing and sales presence in Europe through a more concerted direct sales effort on the part of our sales and marketing team and through an increased presence in European based trade shows as part of our strategic plan.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine months ended September 30, 2008 we spent approximately $664,000 on R & D activities, this is in addition to $917,000 and $742,000 we spent during fiscal 2007 and 2006, respectively, the majority of which represented salaries to our developers which includes the costs associated with customization of the TrialMaster software for our client’s projects.

The nine-months ended September 30, 2008 compared with the nine-months ended September 30, 2007

Results of Operations

A summarized version of our results of operations for the nine-month periods ended September 30, 2008 and September 30, 2007 is included in the table below.

Summarized Statement of Operations

	For the nine months ended September 30,				$ Change	% Change
	2008	% of Revenues	2007	% of Revenues
Total revenues	$4,281,367		$2,741,631		$1,539,736	56.2%

Cost of sales	980,845	22.9%	770,879	28.1%	209,966	27.2%

Gross margin	3,300,522	77.1%	1,970,752	71.9%	1,329,770	67.5%
Salaries, benefits and related taxes	6,620,322	154.6%	4,124,147	150.4%	2,496,175	60.5%
Rent	410,090	9.6%	238,402	8.7%	171,688	72.0%
Consulting	258,379	6.0%	231,926	8.5%	26,453	11.4%
Selling, general and administrative	391,974	9.2%	367,272	13.4%	24,702	6.7%

Total Operating Expenses	8,872,677	207.2%	5,517,211	201.2%	3,355,466	60.8%

Operating income (loss)	(5,572,155)	-130.1%	(3,546,459)	-129.4%	(2,025,696)	57.1%
Interest Expense	(1,994,009)	-46.6%	(48,838)	-1.8%	(1,945,171)	3982.9%

Interest income	6,594	0.2%	17,637	0.6%	(11,043)	-62.6%
Unrealized Gain/(Loss) on Derivative Liabilities	1,909,051	44.6%	—	0.0%	1,909,051	0.0%

Net (loss)	(5,650,519)	-132.0%	(3,577,660)	-130.5%	(2,072,859)	57.9%
Total preferred stock dividends	(225,868)	-5.3%	(382,211)	-13.9%	156,343	-40.9%

Net (loss) attributable to common stockholders	$(5,876,388)	-137.3%	$(3,959,871)	-144.4%	$(1,916,517)	48.4%

Operating Income and Expenses

Revenues for the nine-month period ended September 30, 2008 were $4,281,367 compared to $2,741,631 for the nine-month period ended September 30, 2007, an increase of 56.2%. We believe industry acceptance of EDC continues to increase. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2008, we began offering TrialMaster under an Enterprise hosted-services model (“Enterprise”). Under our Enterprise Model our larger clients have the ability to deploy TrialMaster on a larger-scale basis. The Enterprise model allows us to provide the client with a more customized deployment solution that includes a dedicated service team. A typical Enterprise agreement will have a three to five year term commitment for a specified number of concurrent clinical trial projects with a guaranteed minimum annual payment structure. We believe that Enterprise agreements provide the Company with an excellent valued-added relationship structure that provides our clients with an opportunity to leverage the TrialMaster suite of products and services on a cost-effective means while providing the Company with a more structured revenue stream during the course of the Enterprise agreement. To date, we have entered into one Enterprise agreement. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. We expect the revenue recognition time frame to be more condensed under our licensing model based on the expected time needed to deploy our product on a licensed basis and the underlying revenue recognition standards currently in place. To date, we have entered into two licensing agreements that call for the transfer of our license with annual licensing and maintenance payments indexed to overall TrialMaster usage. As of September 30, 2008 one of the licenses had been fully deployed and was in use by one of our clients.

During the nine-month periods ended September 30, 2008 and September 30, 2007 our revenues were generated from the following operating activities:

Business Activity	2008	2007
Clinical Trial Setup	71.3%	62.1%
Change Orders	21.2%	29.3%
Maintenance Fees	7.5%	8.6%

Total Revenues	100.0%	100.0%

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

One customer accounted for 30% of our revenues during the nine-month period ended September 30, 2008 or approximately $1,285,209. Two customers accounted for more than 10% of our revenues during the nine-month period ended September 30, 2007. These customers accounted for 13% and 10% of our revenues respectively, or approximately $470,000 and $373,000 in revenues during the first nine-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

	Revenues
Nine-months Ended September 30,	# of Customers	Percentage of Total Revenues
2007	2	23%
2008	1	30%

The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $980,845 for the nine-month period ended September 30, 2008 compared to $770,879 for the nine-month period ended September 30, 2007, an increase of 27.2%. Cost of goods sold were approximately 22.9% of sales for the nine-month period ended September 30, 2008 compared to 28.1% for the nine-month period ended September 30, 2007. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the first nine months of 2008 due to the addition of approximately three additional programmers and two additional quality analysts as part of our clinical trial operations. Our full-time equivalent (FTE) personnel increased by approximately 20%, or five persons, at September 30, 2008 compared to September 30, 2007. In addition, we have begun transitioning the skill-set of the employees participating in the study development process to include a stronger clinical background to more closely mirror the personnel our clients involve in the clinical trial development process. In the short-run this may cause slightly increased cost of goods sold due to an increase in total FTE. In the long-run we anticipate this will improve our margins by reducing the total personnel needed to successfully deploy projects and will serve to improve the value structure of our products and services by providing an increased level of clinical expertise versus what we believe our competitors are able to deliver. We believe this value-added level of service will result in increased follow-on engagements and may provide us the ability to improve our margins by allowing us to increase our revenue levels via the follow-on engagements and a concomitant ability to exert pricing efficiencies.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 25% of sales range during the remainder of fiscal 2008 and during fiscal 2009. We expect to continue to increase follow-on engagements from existing clients and expect to increase the CRO portion of our client base. We expect the release of TrialMaster, (V4.0), which occurred during 2007, to increase the efficiency of our trial building operations. V4.0 is being designed using Microsoft’s .NET framework. Microsoft®.NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses were our biggest expense at 74.6% of total Operating Expenses for the nine month period ended September 30, 2008 compared with 74.8% of total Operating Expenses for the nine-month period ended September 30, 2007. Salaries and related expenses totaled $6,620,322 for the nine-month period ended September 30, 2008 compared to $4,124,147 for the nine-month period ended September 30, 2007, an increase of 60.5%. The increase of $2,496,175 in salaries and related expenses is comprised of several key components including; approximately $1,082,000 in salaries due to the addition of approximately 25 employees including: 2 administrative, 20 technical, clinical or project management personnel, one employees in our consulting and professional services division and two employee in our business development function, and $335,067 related to the issuance of stock options to employees and our directors due to our adoption of SFAS No. 123(R) discussed below offset by decreases in salaries and related expenses from employees who have left our employ. We currently employ approximately 63 employees out of our Ft. Lauderdale, Florida corporate office, nine out-of-state employees and nine FTE out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during the remainder of fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the nine-month periods ended September 30, 2008 and September 30, 2007, we incurred $986,733 and $651,666, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $171,688 during the nine-month period ended September 30, 2008 when compared to the nine-month period ended September 30, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. In February 2008, we established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Consulting services expense was $258,379 for the nine-month period ended September 30, 2008 compared with $231,926 for the nine-month period ended September 30, 2007. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $318,594 for the nine-month period ended September 30, 2008 compared with $208,637 for the nine-month period ended September 30, 2007, an increase of approximately $109,957. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during the remainder of fiscal 2008 and during fiscal 2009 in connection with our defense of alleged patent infringement suit brought against us by Datasci and our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $391,974 for the nine-month period ended September 30, 2008 compared to $367,272 for the nine-month period ended September 30, 2007, an increase of 6.7%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $109,929 for the nine-month period ended September 30, 2008 from $131,995 for the nine-month period ended September 30, 2007 to $241,929 in the period ended September 30, 2008, an increase of approximately 83.3%. We expect SGA expenses to increase during fiscal 2009 as we continue to intensify and extend our selling and marketing efforts and increase the total expenditures we incur related primarily to industry-related conferences.

Interest expense was $1,994,009 during the nine-month period ended September 30, 2008 compared to $48,838 for the nine-month period ended September 30, 2007, an increase of $1,945,171. Interest incurred to related parties was $74,081 during the nine-month period ended September 30, 2008 and $12,453 for the nine-month period ended September 30, 2007. The increase in interest expense can be attributed to $128,185 in interest accrued in connection with our issuance of Secured Convertible Debentures that occurred during February 2008, $19,901 in interest expense attributable to convertible debt issued during August 2008 and $1,805,427 in interest attributable to the accretion of amounts allocated to the warrants and conversion feature that were included as terms on the secured Convertible Debentures issued in February 2008, offset by a decrease in interest expense of $12,875 associated with the conversion of $865,000 in notes payable into shares of our common stock in March 2007. In addition, we recorded $805 in interest expense attributable to convertible notes and promissory notes issued during September 2008. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the nine-month period ended September 30, 2008 we issued $4,436,200 in Convertible Debt, including $2,445,000 to members of our Board of Directors and Officers of the Company. In addition, we issued $550,000 in promissory notes to our Chief Executive Officer. During the nine-month period ended September 30, 2007, we issued $211,800 in promissory notes.

There were arrearages of $148,870 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the nine-month period ended September 30, 2008, compared with arrearages of $152,474 in 5% Series A Preferred Stock dividends, $29,480 in Series B Preferred Stock dividends and $200,257 in Series C Preferred Stock dividends for the nine-month period ended September 30, 2007. We deducted $225,868 and $382,211 from Net Income (Loss) Attributable to Common Stockholders’ for the nine-month periods ended September 30, 2008 and September 30, 2007, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The three-months ended September 30, 2008 compared with the three-months ended September 30, 2007

Results of Operations

A summarized version of our results of operations for the three-month periods ended September 30, 2008 and September 30, 2007 is included in the table below.

Summarized Statement of Operations

	For the three months ended September 30,				$ Change	% Change
	2008	% of Revenues	2007	% of Revenues
Total revenues	$1,629,783		$842,809		$786,974	93.4%
Cost of sales	322,409	19.8%	294,858	35.0%	27,551	9.3%

Gross margin	1,307,374	80.2%	547,951	65.0%	759,423	138.6%
Salaries, benefits and related taxes	2,358,184	144.7%	1,569,760	186.3%	788,424	50.2%
Rent	145,247	8.9%	86,222	10.2%	59,025	68.5%
Consulting	41,884	2.6%	68,232	8.1%	(26,348)	-38.6%
Selling, general and administrative	97,030	6.0%	124,833	14.8%	(27,803)	-22.3%

Total Operating Expenses	3,147,750	193.1%	2,057,792	244.2%	1,089,958	53.0%

Operating income (loss)	(1,840,376)	-112.9%	(1,509,841)	-179.1%	(330,535)	21.9%
Interest Expense	(794,754)	-48.8%	(16,439)	-2.0%	(778,315)	4734.6%
Interest income	1	0.0%	4,617	0.5%	(4,616)	-100.0%
Unrealized Gain/(Loss) on Derivative Liabilities	1,681,435	103.2%	—	0.0%	1,681,435	0.0%

Net (loss)	(953,694)	-58.5%	(1,521,663)	-180.5%	567,969	-37.3%
Total preferred stock dividends	(49,940)	-3.1%	(126,787)	-15.0%	76,847	-60.6%

Net (loss) attributable to common stockholders	$(1,003,634)	-61.6%	$(1,648,450)	-195.6%	$644,816	-39.1%

Operating Income and Expenses

Revenues for the three-month period ended September 30, 2008 were $1,629,783 compared to $842,809 for the three-month period ended September 30, 2007, an increase of 93.4%. We believe industry acceptance of EDC continues to increase. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2008, we began offering TrialMaster under an Enterprise hosted-services model (“Enterprise”). Under our Enterprise Model our larger clients have the ability to deploy TrialMaster on a larger-scale basis. The Enterprise model allows us to provide the client with a more customized deployment solution that includes a dedicated service team. A typical Enterprise agreement will have a 3 to 5 year term commitment for a specified number of concurrent clinical trial projects with a guaranteed minimum annual payment structure. We believe that Enterprise agreements provide the Company with an excellent valued-added relationship structure that provides our clients with an opportunity to leverage the TrialMaster suite of products and services on a cost-effective means while providing the Company with a more structured revenue stream during the course of the Enterprise agreement. To date, we have entered into one Enterprise agreement. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. We expect the revenue recognition time frame to be more condensed under our licensing model based on the expected time needed to deploy our product on a licensed basis and the underlying revenue recognition standards currently in place.

During the nine-month periods ended September 30, 2008 and September 30, 2007 our revenues were generated from the following operating activities:

Business Activity	2008	2007
Clinical Trial Setup	71.6%	73.3%
Change Orders	19.7%	16.5%
Maintenance Fees	8.7%	10.2%

Total Revenues	100.0%	100.0%

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

One customer accounted for approximately 44% of our revenues during the three-month period ended September 30, 2008 or approximately $718,000. Two customers accounted for more than 10% of our revenues during the three-month period ended September 30, 2007. These customers accounted for approximately 11% and 10% of our revenues respectively, or approximately $96,000 and $85,000 in revenues, respectively, during the first three-months of 2007. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and their aggregate percentage of the Company’s total revenue.

	Revenues
Three-Months Ended September 30,	# of Customers	Percentage of Total Revenues
2007	2	21%
2008	1	44%

The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $322,409 for the three-month period ended September 30, 2008 compared to $294,858 for the three-month period ended September 30, 2007, an increase of 9.3%. Cost of goods sold were approximately 19.8% of sales for the three-month period ended September 30, 2008 compared to 35.0% for the three-month period ended September 30, 2007. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during the three months ended September 30, 2008 due to the addition of one additional programmer as part of our clinical trial operations. In addition, we have begun transitioning the skills-set of the employees participating in the study development process to include a stronger clinical background to more closely mirror the personnel our clients involve in the clinical trial development process. In the short-run this may cause slightly increased cost of goods sold due to an increase in total FTE. In the long-run we anticipate this will improve our margins by reducing the total personnel needed to successfully deploy projects and will serve to improve the value structure of our products and services by providing an increased level of clinical expertise versus what we believe our competitors are able to deliver. We believe this value-added level of service will result in increased follow-on engagements and may provide us the ability to improve our margins by allowing us to increase our revenue levels via the follow-on engagements and a concomitant ability to exert pricing efficiencies.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 25% of sales range during fiscal 2008. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. We expect the release of TrialMaster, (V4.0), which occurred in 2007, to increase the efficiency of our trial building operations. V4.0 is being designed using Microsoft’s .NET framework. Microsoft®.NET is described by Microsoft as a set of software technologies for connecting information, people, systems and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses were our biggest expense at 74.9% of total Operating Expenses for the three month period ended September 30, 2008 compared with 76.3% of total Operating Expenses for the three-month period ended September 30, 2007. Salaries and related expenses totaled $2,358,184 for the three-month period ended September 30, 2008 compared to $1,569,760 for the three-month period ended September 30, 2007, an increase of 50.2%. The increase of $788,424 in salaries and related expenses consisted of approximately $544,941 in salaries due to the addition of 25 employees including: two administrative, 20 technical, clinical or project management personnel, one employees in our consulting and professional services division and two employee in our business development function, and $75,258 in salary expense due to our issuing stock options to employees and our directors due to our adoption of SFAS No. 123(R) discussed below offset by decreases in salaries and related expenses from employees who have left our employ. We currently employ approximately 63 employees out of our Ft. Lauderdale, Florida corporate office, nine out-of-state employees and nine FTE out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production, project management and quality analysis functions in concert with anticipated increases in TrialMaster clients during the remainder of fiscal 2008. We will look to selectively add experienced sales and marketing personnel in fiscal 2008 in an effort to increase our market penetration and to continue broadening our client base. During the three-month periods ended September 30,

2008 and September 30, 2007, we incurred $420,906 and $345,648, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $59,025 during the three-month period ended September 30, 2008 when compared to the three-month period ended September 30, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. In February 2008, we established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. In August 2006, we entered into a lease with Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011.

Consulting services expense was $41,884 for the three-month period ended September 30, 2008 compared with $68,232 for the three-month period ended September 30, 2007. Consulting services were comprised of fees paid to consultants for help with developing our R & D and sales and marketing recruiting programs and in helping us recruit employees in those two functions.

Legal and professional fees totaled $152,815 for the three-month period ended September 30, 2008 compared with $63,263 for the three-month period ended September 30, 2007, an increase of approximately $89,552. Professional fees represent fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. We expect legal and professional fees to increase during the remainder of fiscal 2008 and during fiscal 2009 in connection with our defense of alleged patent infringement suit brought against us by Datasci and our project aimed at ensuring timely compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative expenses (“SGA”) were $97,030 for the three-month period ended September 30, 2008 compared to $124,833 for the three-month period ended September 30, 2007, a decrease of 22.3%. These expenses relate primarily to costs incurred in running our office day-to-day and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $68,275 for the three-month period ended September 30, 2008 from $38,317 for the three-month period ended September 30, 2007 to $106,592 in the period ended September 30, 2008, an increase of approximately 178% that was associated with our increased expenditures on industry trade shows. We expect SGA expenses to continue increasing during fiscal 2009 as we seek to intensify and extend our selling and marketing efforts and increase the total expenditures we incur related primarily to industry-related conferences.

Interest expense was $794,754 during the three-month period ended September 30, 2008 compared to $16,439 for the three-month period ended September 30, 2007, an increase of $778,315. Interest incurred to related parties was $44,191 during the three-month period ended September 30, 2008 and $4,197 for the three-month period ended September 30, 2007. The increase in interest expense can be attributed to $78,860 in interest accrued in connection with our issuance of Secured Convertible Debentures that occurred during February 2008 and $706,098 in interest attributable to the accretion of amounts allocated to the warrants and conversion feature that were included as contractual terms on the secured convertible debentures issued in February 2008 and the convertible notes issued during August 2008. In addition, we recorded $805 in interest expense attributable to convertible notes and promissory notes issued during September 2008. We evaluate the cost of capital available to us in combination with our overall capital structure in deciding what financing best fulfills our short and long-term capital needs. During the three-month period ended September 30, 2008 we issued $2,270,000 in Convertible Debt to accredited investors that include our Chief Executive Officer and one of our Directors. We issued Promissory Notes totaling $550,000 to our Chief Executive Officer during the three months ended September 30, 2008.

There were arrearages of $49,940 in 5% Series A Preferred Stock dividends for the three-month period ended September 30, 2008, compared with arrearages of $50,637 in 5% Series A Preferred Stock dividends, $9,644 in Series B Preferred Stock dividends and $66,506 in Series C Preferred Stock dividends for the three-month period ended September 30, 2007. We deducted $49,940 and $126,787 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended September 30, 2008 and September 30, 2007, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources as of September 30, 2008 and December 31, 2007:

Liquidity and Capital Resources

	September 30, 2008	December 31, 2007	Change
Cash	66,937	481,961	(415,024)
Accounts Receivable, net of allowance for doubtful accounts	1,403,257	769,325	633,932
Current Assets	1,550,895	1,288,914	261,980
Accounts Payable and accrued expenses	887,673	696,281	191,392
Notes payable, current portion	111,800	—	111,800
Notes payable, related parties, current portion	185,000	—	185,000
Deferred revenue, current portion	2,473,171	2,632,274	(159,103)
Convertible notes payable, related party, current portion	124,709	0	124,709
Convertible notes payable, current portion	277,533	87,500	190,033
Current Liabilities	4,330,254	3,416,055	914,199
Working Capital (Deficit)	(2,779,359)	(2,127,141)	(652,218)

	Disclosure for the nine month period ended
	September 30, 2008	September 30, 2007
Net cash provided by (used in) operating activities	(3,932,673)	(3,032,220)
Net cash provided by (used in) investing activities	(467,796)	(138,012)
Net cash provided by financing activities	3,995,182	3,673,933
Net increase (decrease) in cash and cash equivalents	(415,023)	478,594

Cash and cash equivalents decreased by $415,023 from $481,961 at year ended December 31, 2007 to $66,937 at September 30, 2008. This was the result of cash provided by financing activities of $3,995,182 offset by cash used in operating activities of approximately $3,932,673 and $467,796 used in investing activities. The significant components of the activity include a loss from operations of approximately $5,650,519 offset by non-cash expenses of $1,209,914 and approximately $3,995,182 we raised through the issuance of debt and equity securities offset by $467,796 used in investing activities and increases in cash of $507,932 from changes in working capital accounts.

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

Presently, we have approximately $450,000 planned for capital expenditures to further the Company’s growth during fiscal 2009 which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	846,800	296,800	(2)	550,000	(3)	0	0
Secured Convertible Debt (1)	1,325,000	1,325,000	(4)	0		0	0
Convertible Notes(1)	2,357,500	87,500	(5)	2,270,000	(6)
Operating Lease Obligations	867,283	313,061		318,712		235,510	0
Financial Advisory Agreement	112,500	90,000	(7)	22,500		0	0

Total	5,509,083	2,112,361		3,161,212		235,510	0

1.	Amounts do not include interest to be paid.
2.	Includes $296,800 in promissory notes bearing interest at 9% annually that mature in January 2009.
3.	Includes $550,000 in promissory notes bearing interest at 12% annually that mature in June 2010.
4.	Includes $1,325,000 in secured convertible debentures bearing interest at 10% and maturing on December 1, 2008, that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share.

5.	Includes $87,500 of convertible notes bearing interest at 10% that matured in June 2004, currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
6.	Includes $2,270,000 in Convertible Notes bearing interest at 10%, that is convertible into shares of common stock at a conversion rate of $0.50 per share that matures in August 2010.
7.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $157,546 on our 10% Convertible Notes. We were in default effective January 30, 2002.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock, which debentures bear interest at 10% per annum, was due 6 months from the issuance date on August 29, 2008. All of our assets serve as collateral under the outstanding Secured Convertible Debentures. On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at $0.50 per share conversion price. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The exercise price of the Extension Warrants is $0.60 per share. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations. We presently do not have funds sufficient to repay these debentures and will need to raise additional capital to repay the debentures.

In May, 2008, we sold an aggregate of $210,000 principal amount Convertible Note and Common Stock Purchase Warrants to purchase an aggregate of 264,706 shares of our Common Stock, which note bears interest at 10% per year and is due on September 30, 2010. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. On June 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on September 30, 2010. On August 29, 2008 the Convertible Note and promissory notes were converted as part of a private placement of Convertible Notes that was closed on August 29, 2008.

On June 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note is convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note bears interest at 10% per annum and is due on September 30, 2010. The promissory note dated June 27, 2008 was repaid on July 8, 2008.

On August 29, 2008, we sold, a $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders. We presently do not have funds sufficient to repay these debentures and will need to raise additional capital to repay the debentures.

In September 2008, we issued $550,000 in promissory notes for amounts borrowed from our Chief Executive Officer.

On July 18, 2008, the Company was served with a complaint in a purported patent infringement lawsuit filed by Datasci LLC (“Datasci”) in the U.S. District Court for the District of Maryland. The complaint alleges that the Company and another company, Covance Inc., have infringed United States Patent No. 6,496,827 allegedly owned by Datasci. If we should be unsuccessful in our defense we may be subject to pay damages and or may lose our rights to use our TrialMaster software and would be unable to continue our business and operations. The Company has reviewed the complaint and believes that the claims are unfounded and that the lawsuit is without merit.

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

We experienced increased success in marketing TrialMaster during the nine-months ended September 30, 2008. We entered into approximately $16 million in contracts during that period for trials to be serviced over the next five years. These contracts included 39 clinical trial engagements with 14 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the remainder of fiscal 2008 and during fiscal 2009, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. During 2008, we began offering TrialMaster under an Enterprise hosted-services model (“Enterprise”). Under our Enterprise Model our larger clients have the ability to deploy TrialMaster on a larger-scale basis. The Enterprise model allows us to provide the client with a more customized deployment solution that includes a dedicated service team. A typical Enterprise agreement will have a 3 to 5 year term commitment for a specified number of concurrent clinical trial projects with a guaranteed minimum annual payment structure. We believe that Enterprise agreements provide the Company with an excellent valued-added relationship structure that provides our clients with an opportunity to leverage the TrialMaster suite of products and services on a cost-effective means while providing the Company with a more structured revenue stream during the course of the Enterprise agreement. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during 2009. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Because of the losses from operations we have experienced we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending September 30, 2008 there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 8, 2008.

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

Our Management believes that the following are our critical accounting policies:

Deferred Revenue

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, we are entitled to payment for all work performed through the point of cancellation. Generally, deferred revenues that are expected to be recognized within 12 months of the balance sheet date are considered short-term in nature and are thus classified as short-term liabilities.

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

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30 2008, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are designed to provide reasonable assurance of achieving their objectives and were effective at the reasonable assurance level for which they were designed to ensure (i) that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

On September 17, 2008, we issued a promissory note with a principal amount of $150,000 to Cornelis Wit, our Chief Executive Officer and a Director. We received net proceeds of $150,000. The promissory note bears interest at 10% per annum and is due on December 31, 2009. The issuance of the Note was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D. This note is convertible at the option of the holder into any New Securities we issue before maturity of this Convertible Note on the same terms and conditions of the sale of the New Securities.

On September 29, 2008, we issued a promissory note with a principal amount of $400,000 to Cornelis Wit, our Chief Executive Officer and a Director. We received net proceeds of $400,000. The promissory note bears interest at 10% per annum and is due on December 31, 2009. The issuance of the Note was exempt from the registration requirements of the Act by reason of Section 4(2) and/or the rules and regulations thereunder including Rule 506 of Regulation D. This note is convertible at the option of the holder into any New Securities we issue before maturity of this Convertible Note on the same terms and conditions of the sale of the New Securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)

Date:	November 14, 2008

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)

Date:	November 14, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.