Form 10-K
period 2008-12-31
OMNICOMM SYSTEMS INC
filed 2009-04-14
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
April 8, 2009	59,834,663	$14,958,666

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
April 8, 2009	Common Stock, $0.001 par value per share	76,579,951

DOCUMENTS INCORPORATED BY REFERENCE

Information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2009 Annual Meeting of Stockholders to be held on July 10, 2009 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.	BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc. and its wholly owned subsidiary OmniComm Europe GmbH.

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

Overview

OmniComm Systems, Inc. provides Web-based Electronic Data Capture (“EDC”) software and services that streamline the clinical research process. TrialMaster™ is the core of our eClinical product offering. Trial Master is designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data. TrialMaster is a 21 CFR Part 11 compliant solution and designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and complete control over collected data. Developed using forward-looking technology based on Microsoft® .NET architecture, TrialMaster provides a simple “drag and drop” design tool and a straightforward, logical build process that allows easy and rapid trial development. The system’s GUI (user interface) has been designed to be clean, user friendly and intuitive. Sponsors have access to on-demand importing of various industry import standards including CDISC, core labs and patient diary data. In addition, Trial Master’s export feature allows output to client systems in various formats.

TrialMaster offers significant business benefits to our customers and is designed to help clinical trial sponsors more efficiently conduct their clinical trials. This efficiency translates into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions. We also provide business process consulting services that aim at more effectively integrating EDC processes into the clinical trial process. Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective. We believe that TrialMaster is significantly more efficient than the traditional paper collection methods employed in the past. TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors. The benefits of managing a clinical trial using TrialMaster for EDC include:

•

Real-Time Access to the Data: All interested parties will have real-time access to study data over the Internet as it is generated. This allows for the monitoring of patient enrollments and related metrics, by site, at the earliest time point.

•

Faster Study Completion: We believe TrialMaster saves time at the back-end of a study by eliminating most of the time it takes for database “clean-up” in studies involving paper-based Case Report Forms (CRFs). This is intended to be done by eliminating most incorrect or incomplete entries at the time of entry. Queries for non-automatic items can be handled shortly thereafter through electronic data review by the clinical study monitors. A 2005 Life Science Insights report estimates that trial sponsors have experienced a 53.3% reduction in clinical trial queries through EDC use. This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

•

Cost Savings: EDC involves fixed upfront system development costs. The cost of TrialMaster is comparable to paper. The use of EDC can be even more cost effective when applied to multiple studies, which we believe is relatively easy to do in certain therapeutic areas, in which there are a few primary indications and the studies are relatively simple and similar in terms of data captured. A 2005 report by Life Science Insights estimates that EDC users can expect a cost reduction of approximately 17.5% via the adoption of EDC.

According to a 2008 EvaluatePharma report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $120 billion in 2008, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. A 2007 report by Health Industry Insights states that by the end of 2007, nearly 45% of all new Phase I-III studies were initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010.

Our Strategy

Our primary goal is to establish ourselves as a leading EDC software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. TrialMaster is priced to provide a solid value, which we believe will stimulate customer demand. We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. The key elements of our strategy are:

Stimulate Demand by providing Clinical Trial Sponsors with High Value EDC. Deploying EDC can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are according to a CenterWatch report approximately 8.5% of total drug development costs. Because TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors, we have been able to provide pricing that is in many cases substantially lower than that of the competition. We believe we provide faster trial start-up times, excellent customer service, including full project management and process improvement consulting—while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

Increase Sales to our Existing Customers. We intend to increase the share of wallet we receive from our existing customers by continuing to increase the scope of services and eClinical products we offer. By offering end-to-end eClinical solutions to our customers we believe we afford them the opportunity to experience seamless integration of the services and software products needed to bring their therapies to market. We believe a suite of integrated eClinical products and services will diminish the total cost of ownership, increase the efficiency of the solutions provided to our customers and will allow us to capture revenues that are currently being deployed with other eClinical solution providers.

Emphasize Low Operating Costs. We are committed to keeping our operating and general and administrative costs low. We have achieved our low operating costs primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time. TrialMaster has been developed in order to take advantage of several automated software tools. These tools make the trial building process more efficient and automate many tasks our competitors complete manually. We believe we use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on improvements in efficiency and we believe that the newest version of TrialMaster will enhance our ability to broaden our product line. As we grow, we expect some benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

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

Penetrating the CRO market is an important component of our strategic plan. By emphasizing CRO partnerships we are able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice. From 2005 to 2008 we increased the percentage of our revenues coming from CRO’s by approximately 350%. In addition, CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited resources, this strategy allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products. We initiated the marketing of our CRO Preferred Program in early 2007. The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services. To date we have entered into approximately 28 marketing partnerships with CROs as part of the CRO Preferred Program.

Differentiate Through Service. We believe that a key to our initial and long-term success is that we offer customers a robust EDC product and a distinctive experience that includes highly efficient integration with data imports and exports, quick set-up times and a growing list of TrialMaster enhancements. Based on customer feedback, we believe our service is an important reason why our customers choose us over other EDC providers. In 2004, we continued to improve our customers’ EDC experience by adding a Phase I version of TrialMaster. In 2005 we added TrialMaster Archive, a self-contained program that allows our client to view all of its trial data in the format that it was captured in, and TrialMaster Safety, our pharmacovigilance database which accommodates both the MedDRA® dictionary and customized client dictionaries and is HIPAA and 21 CFR Part 11 compliant. During 2007, we began offering TrialMaster under a technology transfer (or licensed) model (“Technology Transfer”). This type of business model allows our clients to license our technology and more effectively leverage their internal technology infrastructure. We believe that this model will allow us to more effectively address the EDC needs of the largest pharmaceutical, bio-technology and CROs in the clinical trial industry. Also in 2007 we released our OC Connect TM solution (“OC Connect”). OC Connect integrates Oracle’s industry leading Clinical Data Management System (CDMS), Oracle Clinical, with TrialMaster. Most of the industry leading pharmaceutical, bio-technology and CROs use Oracle Clinical’s Global Library for storing all of their metadata standards for designing their clinical databases and case report forms. We believe our OC Connect product will allow us to penetrate the market of firm’s using Oracle Clinical who are seeking a more robust, flexible and integratable EDC product.

Competitive Strengths

Low Operating Costs. Our low intrinsic costs allow us to offer prices low enough to stimulate new demand and to attract customers away from higher-priced competitors.

Some of the factors that contribute to our low costs are:

•

Our employees are productive. Because in our opinion our employees are so productive, we are able to spread our fixed costs over a greater number of clinical trials. We believe we achieve high employee productivity in several ways. Many of our employees are cross-trained to provide help in other functions when needed; our staff is tenured therefore avoiding the growing pains associated with new employment and as discussed, our software has been designed to be flexible and customizable thereby reducing our COGS.

•

We emphasize our recruiting and training programs. We take great care to hire and train employees who are enthusiastic and committed to serving our customers and we incentivize them to be productive. We believe our employee productivity is created through the effective use of advanced technology. For example, we have automated many of the trial building components that our competitors must still hard code for each project. Our compensation packages are designed to align the interests of our employees with our stockholders by ensuring that we design our compensation policies and practices to derive long-term competitive advantages operationally and financially.

•

TrialMaster is the Core of our product offerings. We believe our competitors have often added functionality to their products via acquisition or by merger. We feel strongly that our core product and programming methodology provide a flexible, customizable base for product and company expansion without the issues inherent in integrating products or software designed by other companies.

Strong Company Culture. We believe that we have created a strong and vibrant service-oriented company culture, which is built around our key values: of quality, accountability, collegiality and a focus on the customer. The first step in building our culture is hiring people who are team-oriented and customer-focused. We reinforce our culture by communicating actively, on a regular basis, with all of our employees, keeping them informed about events at the Company and soliciting feedback for ways to improve teamwork and their working environment.

Experienced Management Team. We are led by a management team with significant experience, including experience at international pharmaceutical companies and other EDC providers. Our President and Chief Executive Officer, Cornelis F. Wit, brings extensive worldwide pharmaceutical and general management experience to the Company. Randall G. Smith our Chairman and Chief Technology Officer is the primary architect of TrialMaster. Our Chief Financial Officer, Ronald T. Linares, has worked for publicly held companies as a Chief Financial Officer since 1994. Stephen E. Johnson, our Chief Operating Officer brings more than 19 years of clinical trials experience in sales management and business development to OmniComm. A. Kenneth Light, our Senior Vice President for Professional Services, has significant experience in implementing and managing large-scale software implementation and consulting engagements. Sondra Smyrnios comes to OmniComm from the pharmaceutical industry with over 14 years of experience in clinical trial research. Ms. Smyrnios is our Senior Vice President of Clinical Services and Support. Thomas Wells is our

Senior Vice President of Technology. Mr. Wells has over 16 years of experience in the CRO and biotechnology industries and brings significant information technology and EDC process design and implementation experience to our Company. We believe our management team provides us with a diversity of experience and talents with significant cross-functional industry experience. In addition to our management team, two of our board members, Matthew Veatch and Guus van Kesteren, have extensive worldwide pharmaceutical, EDC and CRO industry experience.

Our Business Model

We understand that each customer’s clinical trial support service needs can be very different from trial to trial and that each clinical team’s comfort level with EDC and trial management is unique. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to web-based services adoption. TrialMaster has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. TrialMaster V4.0 allows us to provide our customers with several business models including— ASP, Technology Transition, and Technology Transfer.

We offer a fully hosted ASP model designed to let the client bring study administration and set-up services in-house yet continue to host the solution with us, and a complete Technology Transfer model for clients that want to bring their eClinical technology solution in-house. This methodology allows our customers to use our services at their own pace, allowing us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

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

TrialMaster contracts provide for flexible pricing that is based on both the size and duration of the clinical trial. Size parameters for ASP engagements include the number of case report forms (CRF) used to collect data and the number of sites utilizing TrialMaster. The client pays a trial setup fee based on the previously mentioned factors and then pay an on-going maintenance fee for the duration of the clinical trial that provides software updates, network and site support during the trial. Generally, these contracts will range in duration from three months to five years. Setup fees are generally earned prior to the inception of a trial, however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred. In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability. In the long-run, we believe this backlog of “unrecognized” revenue, which is recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Pricing for Technology Transition and Technology Transfer is based on the transfer of a license for TrialMaster either on a perpetual or term license basis. Pricing is determined by the number of named users of the licensee and the volume of CRF pages collected annually. Under our Technology Transfer model there is also an annual maintenance charge incurred for hosting and hosting related services. As part of our Technology Transition and Technology Transfer model we offer Professional and Consulting services. The scope of services includes installation, implementation, validation and training services related to the purchase of a TrialMaster license. In addition, our professional services team provides consulting services aimed at helping our clients adopt “best practices” related to eClinical use within their existing operations. Professional and consulting services are generally offered on a time-and-billing basis.

Our Software Products and Services

TrialMaster EDC Solution

Our core product is TrialMaster. TrialMaster, allows clinical trial Sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial related information. TrialMaster uses Internet technologies to conduct and manage clinical trial data from geographically dispersed sites. We provide eClinical solutions and related value-added services to pharmaceutical and biotechnology companies, medical device companies, clinical research organizations (“CROs”), academic research institutions and other clinical trial sponsors. TrialMaster is designed to help reduce the inefficiencies, inaccuracies and costs associated with paper-based clinical data collection methodologies that are traditionally employed at the remote sites where clinical trial participants are monitored. Through TrialMaster, our customers can deploy customized electronic CRFs for on-site clinical data input, which incorporate automated edit checking and deliver real-time data management capabilities previously unavailable through paper-based clinical trial data collection approaches.

TrialMaster has been designed using Microsoft’s .NET® architecture. Critical features of the application include: drag and drop trial building that allows us to provide an efficient, easy to use trial building solution for internal and Technology Transfer or Technology Transition users; an extensive Library of re-usable forms allowing for more efficient and effective follow-on engagements; real-time query management, reporting and resolution; on-demand importing of data using all of the leading industry standard formats; a robust randomization solution for patient enrollment and inventory tracking solutions for lot and drug shipment; an integrated safety solution that allows for serious adverse event (SAE) tracking and reporting with MedWatch capabilities; integrated Ad-Hoc reporting is available through LogiXML and automated exports of data to client systems in various formats.

TrialMaster Archive™ (TMA) allows us to provide client data on a post database lock basis using the same TrialMaster browser view the client utilizes while their clinical study is in production. TMA is delivered to the client via CD in a read-only format with the ability to export to study specific formats. TMA affords our clients and the FDA the ability to review clinical trial data by: trial; site; patient; visit and by form parameters. TMA is available in read-only and print-friendly formats and with and without audit trails. The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used. Each site is provided with a CD with just their site data. The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and no internet connection is required. In 2005, we developed a FDA Submission Module within TMA. This Module creates a Casebook containing PDF formatted copies of all CRFs in FDA submission format. This Casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs. The Submission Module is an optional component used in conjunction with our TrialMaster Archive product.

TrialMaster Safety™ TrialMaster Safety is our Pharmacovigilance database. Integrated with TrialMaster, TrialMaster Safety accommodates both the MedDRA® and WHO-Drug dictionaries and is HIPAA and 21 CFR Part 11 compliant. TrialMaster Safety features include: the ability to code and store serious adverse event (SAE) information either in a manually entered mode directly into a web-based form or automatically from event-driven information from a clinical study EDC System such as TrialMaster. The import module is vendor-independent and can be configured to accept sources of SAE information other than that from a clinical study or TrialMaster; inventory tracking of trial components and automatic notifications when certain trigger events occur; MEDWatch forms for US reporting or internationally; and electronic reporting of SAEs.

OC Connect™

Our OC Connect solution integrates Oracle’s industry leading Clinical Data Management System (CDMS), Oracle Clinical, with OmniComm’s EDC solution, TrialMaster. One of the biggest advantages that Oracle Clinical offers is its ability to scale and store large volumes of clinical and clinical related data. Many companies continue to use Oracle Clinical’s Global Library for storing all of their metadata standards for designing their clinical databases and case report forms. However, when these companies move to EDC, they typically have to rebuild their global library within their EDC system. With OC Connect, those companies can now load all or part of their global library directly into TrialMaster. Standards can continue to be maintained in Oracle Clinical and more effectively and efficiently utilized in TrialMaster, thereby maintaining consistency across their clinical applications. Building studies in TrialMaster can now be done using the same global library objects that exist in Oracle Clinical, simply by importing all or parts of the global library directly into TrialMaster. We believe this allows companies to significantly decrease the amount of time it takes to set up a clinical trial in their TrialMaster EDC system by readily utilizing those standards that are defined in their Oracle Clinical global library.

Services

Our services include delivery of our hosted solutions and consulting services, customer support and training and the delivery of implementation services for Technology Transfer, including installation, configuration, validation and training. The primary consulting services we offer for both ASP and Technology Transfer engagements include:

•

Custom Configuration. The TrialMaster EDC platform is flexible and allows for major reconfiguration. Each trial can be designed to suit specific client workflows and trial design. TrialMaster includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

•

Training. We provide extensive hands-on and eLearning-based TrialMaster training classes. Training classes can be conducted at a sponsor location, at an investigator meeting, or at an investigator site and via Web-cast.

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

•	Validation. We offer a validation test kit that includes test cases and documentation to completely validate the installation of TrialMaster against regulatory requirements.

Industry Background

The eClinical industry is poised for widespread adoption over the next few years in both the domestic and international clinical trial market. Our research indicates that industry experts anticipate an enormous transition towards EDC in the next 5 years with estimates from firms such as CenterWatch and Covance placing EDC use above 60% by the year 2010.

Furthermore, we believe that industry and regulatory trends summarized below have led pharmaceutical, biotechnology and medical device companies to increase R & D for proprietary new drugs and medical devices. We believe these trends have required companies to conduct increasingly complex clinical trials and develop multinational clinical trial capability, while seeking to control costs. Concurrently, we believe demand for simplified integration and improved collaboration has driven EDC vendors to develop broader eClinical trial suites to give sponsors shorter, less costly trials and give investigators easier ways to execute and manage them.

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

Expansion of Approved Treatment Indications. There is substantial incentive on the part of the pharmaceutical and biotechnology drug and therapy owners to expand the scope of FDA approved treatment indications for their already approved therapies. A significant benefit of developing new indications is the ability to extend patent protection for products already approved by the FDA.

These trends have created even greater competitive demands on the industry to bring products to market efficiently and quickly.

Market Opportunity

Clinical trials are a critical component in bringing a drug or medical device to market. All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process. We believe many clinical trials continue to be conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solutions significantly reduce costs, improve data quality and expedite results. We believe the data integrity, system reliability, management control and auditable quality of TrialMaster will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. A new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to approximately five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $32.9 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®. Source: Pfizer, Inc. website.

•

Of 5,000 screened chemical compounds approximately 250 enter preclinical testing, 5 enter clinical testing and only one is approved by the FDA to be marketed to consumers. Source: Congressional Research Service, Library of Congress.

•	According to a 2005 Tufts Center for Drug Development report, the average drug approved for sale by the FDA cost approximately $1.2 Billion to bring to market.

Included in the above cost analysis of bringing a new medicine to market are expenses of project failures and the impact that long development times have on investment costs. The estimate also accounts for out-of-pocket discovery and preclinical development costs, post-approval marketing studies and the cost of capital. Lengthening development times caused by complex disease targets and a more intensive regulatory process have more than tripled the cost of developing a drug over the past 15 years. The estimates which were published as part of a 2005 Tufts University study cite that many factors are driving up development costs, including a greater emphasis on developing treatments for chronic diseases, the increasing size of trials and the rising cost of recruiting subjects.

We believe that success in the EDC market is predicated on several criteria. As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success. We believe these success criteria include:

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

•	Vendor stability. EDC vendors should be able to demonstrate a viable business model and financial structure that can sustain a long-term relationship with clinical trial sponsors.

•	Systematic adoption of best practices. EDC vendors will be expected to assimilate best-practice workflows and process tools.

•

Professional services. The adoption and implementation of EDC into a clinical trial environment requires significant financial, technical and human resource investment on the part of clinical trial sponsors. A robust offering of professional services that fully integrate with the technological EDC offerings will be considered an integral part of any EDC purchase.

Market Trends

Industry analysts, including data from Health Industry Insights on the EDC industry dated 2007, have identified several important issues driving the EDC marketplace. These issues include:

•	Spending on eClinical solutions is expected to increase at a 14.7% compound annual growth rate (CAGR) and total more than $6.0 billion from 2006 – 2010.

•	2007 was expected to mark a tipping point, as the market we expected to experience a burst in acceleration, from 6.5% to 13.3% in the EDC adoption growth rate.

•	By the end of 2007, nearly half (45%) of all new Phase I-III studies were be initiated using EDC.

•	In 2009, eClinical spending is expected to exceed $1.5 Billion.

•

Starting in 2007, enterprise licensing and EDC subscription delivery models, as well as the rise of fierce competition enabled by data interchange standards such as CDISC, will significantly decrease pricing in large Phase II and Phase III studies.

License Agreement

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater, during any calendar year as follows: 2009—$130,000; 2010—$200,000; 2011—$300,000; and 2012—until expiration of the Licensed Patent—$450,000 per year. In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant has been granted for past use of the Licensed Patent. The warrant can be exercised by DataSci in month 24 or upon its sole discretion induce the Company to pay $300,000 in cash in lieu of exercising the warrant.

Our Customers

As of December 31, 2008, we had approximately 50 customers, including several Fortune 1000 companies and had entered into 60 new business transactions during fiscal 2008. Our representative customers include pharmaceutical, biotechnology, medical device, academic research institutions, CROs and other clinical trial sponsors. A sample of our customers includes:

Trial Sponsor	Sponsor Type
W. L. Gore	Medical Device
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
Pharmapros	Contract Research Organization
Ventracor	International Medical Device

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. Our efforts during 2009 will include: increasing the number of sales personnel employed both in the U.S. and in Europe, which will include the expansion of our inside sales force, increasing our attendance and marketing efforts at industry conferences and increasing the number of consumer to customer sponsored events including webinars, symposiums, and other marketing events. As of December 31, 2008 our sales and marketing function consisted of eleven field sales personnel and product marketing specialists. In addition, OmniComm will be releasing several additional product lines including a clinical data hub and Interactive Voice Response (IVR) solution. The clinical data hub will allow our customers to aggregate and report on clinical data across multiple systems, including our own TrialMaster™ application. It will also allow additional flexibility for data exporting and will include support for Serious Adverse Events (SAEs) including support for the e2b format, CDISC SDTM, additional SAS support, and will expand upon our current capabilities for supporting industry standards such as CDISC ODM v1.3 and HL7. Our IVR solution will provide additional integrated capabilities to our TrialMaster EDC application to allow for telephony-based randomization, ePRO (Patient Reported Outcomes) and Drug Supply Tracking. The expansion of our clinical suite will provide additional benefits to our existing customers and will provide an additional revenue stream to increase our top and bottom lines.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. In the past our philosophy towards software development has been to design and implement all of our solutions through in-house development. We currently partner with several eClinical applications in an effort to expand the scope of products and services we offer our customers. In the past, integrating these platforms has required R & D time, effort and expenditures. We anticipate expending R & D funds on these efforts as we expand these relationships to include more formalized relationships which could include revenue sharing or private label arrangements. We expect future R & D efforts to be aimed at broadening the scope of TrialMaster functionality. These efforts may include select strategic alliances with software and service partners possessing clinical trial industry experience. During fiscal 2007, we spent approximately $917,000 on R & D activities, the majority of which represented salaries to our developers. In fiscal 2008 we spent approximately $897,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. These legal protections afford only limited protection for our technology. We are in the process of registering several trademarks in the United States. We cannot predict whether these trademark registrations will provide meaningful protection. Additionally, trademark applications have been filed for various key components of our TrialMaster products and services. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach and our trade secrets may otherwise become known or independently developed by our competitors or other third parties. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States and effective copyright, patent, trademark and trade secret protection may not be available in those jurisdictions.

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

In addition, since the software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights it also involves frequent litigation based on allegations of infringement or other violations of intellectual property rights. We, and other companies in our industry, have entered into a settlement and obtained a license from a patent holder to license third-party technology and other intellectual property rights that are incorporated into some elements of our services and solutions. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims against us, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management attention from executing our business plan or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business and financial position. There is no assurance that we will not become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. An adverse determination on such a claim would increase our costs and could also prevent us from offering our technologies and services to others.

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

•

vendors of EDC, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical, a business unit of Oracle Corporation, Medidata Solutions and PhaseForward, Inc.;

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our sales to date have been generated almost exclusively from U.S. based clients. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We have entered into a strategic alliance with a Clinical Research Organization in the Pacific Rim and began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations. During 2007, we expanded our European operations by creating a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of our other OmniComm Europe BV into that unit. Our European subsidiary, OmniComm Europe, GmbH, operates out of an office in Bonn, Germany. We currently employ 14 employees in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services. Our European sales and business development efforts are managed out of this location as well.

Employees

We currently have 82 full time employees of which four are executives, three are administrative, 67 are programmers, engineers or technology specialists, four are technology and systems managers and eight are in sales and marketing. We employ 65 employees out of our headquarters in Fort Lauderdale, Florida and seven field sales and marketing employees in California, Illinois, Georgia, Pennsylvania, New York, Texas and North Carolina. We also employ two of or professional consultants in New Jersey. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 14 employees in Bonn, Germany. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997. We currently have an operating subsidiary in Bonn, Germany. Our Internet website address is http://www.omnicomm.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

Item 1A.	Risk Factors

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $5,773,469 and $10,878,521 in fiscal 2007 and 2008, respectively. At December 31, 2008, we had an accumulated deficit of approximately $47,800,180 and a working capital deficit of approximately $629,792. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2009, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

IF OUR LICENSE TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS IS TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS.

We are dependent on a license agreement relating to our current and possibly proposed products that give us rights under intellectual property rights of a third party. This agreement can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. The license imposes commercialization, certain sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party’s failure, to comply with the terms of this license could result in our losing our rights to the license, which could result in our being unable to develop or sell our products.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $1,626,694 for the quarter ended December 31, 2008 to an operating loss of $381,590 for the quarter ended March 31, 2005. Our results of operations in any given quarter will be based on a number of factors, including:

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 45% of our revenues during 2007 and approximately 54% of our revenues during 2008. One customer accounted for 13% and another customer accounted for 10% of our revenues during 2007 or approximately $470,000 and $373,000, respectively. One customer accounted for 36% of our revenues during 2008, or approximately $2,238,198. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR PRODUCTS OR SERVICES OR OUR CUSTOMERS’ USE OF OUR PRODUCTS OR SERVICES.

Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability or professional liability insurance coverages will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR INTELLECTUAL PROPERTY, AND WE WOULD FACE POTENTIALLY EXPENSIVE LITIGATION TO ASSERT OUR RIGHTS. IF WE CANNOT PROTECT OUR PROPRIETARY INFORMATION, WE MAY LOSE A COMPETITIVE ADVANTAGE AND SUFFER DECREASED REVENUES AND CASH FLOW.

We are dependent, in part, on proprietary data, analytical computer programs and methods and related know-how for our day-to-day operations. We rely on a combination of confidentiality agreements, contract provisions, license agreements, trademarks and trade secret laws to protect our proprietary rights. Although we intend to protect our rights vigorously, to the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. There can be no assurance we will be successful in protecting our proprietary rights. If we are unable to protect our proprietary rights, or if our proprietary information and methods become widely available, we may lose any ability to obtain or maintain a competitive advantage within our market niche, which may have a material adverse effect on our business, results of operations or financial condition.

CLAIMS THAT WE OR OUR TECHNOLOGIES INFRINGE UPON THE INTELLECTUAL PROPERTY OR OTHER PROPRIETARY RIGHTS OF A THIRD PARTY MAY REQUIRE US TO INCUR SIGNIFICANT COSTS, TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS OR TO DEVELOP OR LICENSE SUBSTITUTE TECHNOLOGY.

We have been, and may in the future be, subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of a third party. For instance, in April 2009, we settled a lawsuit against us which alleged that we infringed a patent claimed to be owned by the plaintiff. We incurred substantial professional fees in connection with this claim and agreed to enter into a license for the patent pursuant to which we issued warrants and agreed to pay royalties and future royalties in order to settle this litigation. In addition, this licensor could become subject to similar infringement claims. Although we believe that our software solutions do not infringe the patents or other intellectual property rights of any third party, we cannot assure you that our technology does not infringe patents or other intellectual property rights held or owned by others or that they will not in the future. Any future claims of infringement could cause us to incur substantial costs defending against such claims, even if the claims are without merit, and could distract our management from our business. Moreover, any settlement or adverse judgment resulting from such claims could require us to pay substantial amounts or obtain a license to continue to use the technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology. There can be no assurance that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to successfully develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license from another provider of suitable alternative technology to permit us to continue offering, and our customers to continue using, the applicable technology. In addition, we generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer, which could obligate us to fund significant amounts. Infringement claims asserted against us or our licensor may have a material adverse effect on our business, results of operations or financial condition

FAILURE TO ADAPT TO EVOLVING TECHNOLOGIES AND USER DEMANDS COULD RESULT IN THE LOSS OF USERS.

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

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2008, we had outstanding borrowings of approximately $8,041,800 of which

•	approximately $87,500, at 10% interest, was due June 2004. We are n default in the payment of principal and interest;

•	approximately $111,800, at 9% interest, is due in January 2011,

•	approximately $300,000, at 12% interest, is due in January 2011,

•	approximately $2,270,000 at 10% interest is due in August 2010,

•	approximately $5,075,000 at 12% interest is due in December 2010, and

•	approximately $197,500 at 9% interest is due in January 2011.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2008 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

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

At April 9, 2009 we had 76,579,951 shares of common stock issued and outstanding and 53,040,467 shares issuable upon the conversion of preferred stock or exercise of warrants or options. Of these shares, 41,327,289 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of April 9, 2009, we had a total of 50,290,318 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 4,125,224 shares are currently issued and outstanding. Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

Our principal executive offices are located in commercial office space in approximately 10,200 square feet at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in July 2011. Our annual rental payment under this lease is $296,400 plus sales tax.

Our European office is located in commercial office space in approximately 2,100 square feet at Graurheindorfer Strasse 35-39, Bonn, Germany. We lease these offices under the terms of a least expiring in December 2010. Our annual rental payment under this lease is 28,800 Euros or approximately $38,000.

Our secondary data site, which serves as our primary disaster recovery location, is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in March 2011. We expect our annual lease payment to be approximately $53,000 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida. We lease from our landlord, Gold Coast 1-Vault, an office suite and cubicles that will allow us to maintain operations in the event of a disaster. Our annual rental payment is $90,000 plus sales tax. This lease expires in August 2011.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

On June 18, 2008 Datasci, LLC (“Datasci”) filed Civil Action No. 8:08-cv-01583-MJG in the United States District Court for the District of Maryland (Northern Division) against us under the caption Datasci, LLC Plaintiff, vs. Covance Inc. and OmniComm Systems, Inc., Defendants. Datasci asserted that our products and our services infringe a United States patent claimed to be owned by Datasci (Patent No. 6,496,827B2) entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”). Datasci sought a judgment permanently enjoining us from infringing on the described patent and an unidentified amount of compensatory damages based on the alleged infringement, including lost profits, treble damages and attorney’s fees, court costs and interest. We filed an Answer to Datasci’s complaint on September 8, 2008 denying that we infringe the patent which Datasci claimed to own. The Answer also challenged the validity of the patent and asserted numerous affirmative defenses.

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to the lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of the Licensed Patent. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater, during any calendar year as follows: 2009 - $130,000; 2010 - $200,000; 2011 - $300,000; and 2012 - until expiration of the Licensed Patent - $450,000 per year. In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant has been granted for past use of the Licensed Patent. The warrant can be exercised by DataSci in month 24 or upon its sole discretion induce the Company to pay $300,000 in cash in lieu of exercising the warrant.

On March 31, 2008 Diane Strait filed an EEOC claim against OmniComm involving allegations of age discrimination by the Company in violation of the Age Discrimination in Employment Act. The Company submitted a response to the EEOC Request for Information and Response to Supplemental Request for Information in August, 2008. There has been no additional activity from the EEOC on this file.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW
Fiscal 2007
1st Quarter	$0.61	$0.48
2nd Quarter	$0.66	$0.57
3rd Quarter	$0.71	$0.66
4th Quarter	$0.71	$0.64

Fiscal 2008
1st Quarter	$0.65	$0.53
2nd Quarter	$0.63	$0.52
3rd Quarter	$0.63	$0.35
4th Quarter	$0.40	$0.24

On April 9, 2009, the closing price of our common stock as reported on the OTC Bulletin Board was $0.25. At April 9, 2009 we had approximately 400 shareholders of record; however, we believe that we have in excess of approximately 1,000 beneficial owners of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, under our 1998 Incentive Stock Plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by stockholders:
1998 Stock Incentive Plan	10,997,700	$0.46	1,502,300

Equity compensation plans not approved by stockholders	None	n/a	None

Total	10,997,700	$0.46	1,502,300

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the Consolidated Audited Financial Statements and Notes thereto and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

During fiscal 2008 we continued our efforts in executing its strategy. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial Sponsors with high value eClinical applications and services;

•	Emphasizing low operating costs;

•	Expanding our business model by offering our software solution, TrialMaster, on a licensed basis in addition to our existing hosted-services solutions;

•	Providing EDC services to small and midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations); and

•	Differentiation through service.

According to a 2008 EvaluatePharma report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $120 billion in 2008, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. A 2007 report by Health Industry Insights states that by the end of 2007, approximately 45% of all new Phase I-III studies were initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During 2009 we anticipate continuing to increasing our marketing and sales personnel and will look to aggressively expand the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2007 and 2008, we spent approximately $917,000 and $897,000 respectively, on R & D activities, the majority of which represented salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Year-ended December 31, 2008 Compared With the Year-ended December 31, 2007

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2008 and December 31, 2007 is included in the table below.

Summarized Statement of Operations

	For the years ended December 31,
	2008	% of Revenues	2007	% of Revenues	$ Change	% Change
Total revenues	$6,269,614		$3,723,841		$2,545,773	68.4%

Cost of sales	1,351,564	21.6%	1,033,824	27.8%	317,740	30.7%

Gross margin	4,918,050	78.4%	2,690,017	72.2%	2,228,033	82.8%

Salaries, benefits and related taxes	8,825,032	140.8%	5,886,663	158.1%	2,938,369	49.9%
Rent	554,475	8.8%	342,255	9.2%	212,220	62.0%
Consulting	302,502	4.8%	320,360	8.6%	(17,858)	-5.6%

Legal and professional fees	612,634	9.8%	291,959	7.8%	320,675	109.8%

Selling, general and administrative	544,012	8.7%	522,565	14.0%	21,447	4.1%

Total Operating Expenses	12,116,899	193.3%	7,906,033	212.3%	4,210,866	53.3%

Operating income (loss)	(7,198,849)	-114.8%	(5,216,016)	-140.1%	(1,982,833)	38.0%

Interest Expense	(3,300,654)	-52.6%	(57,777)	-1.6%	(3,242,877)	5612.7%
Interest income	7,112	0.1%	20,085	0.5%	(12,973)	-64.6%
Patent litigation settlement	(2,170,483)	-34.6%	—	0.0%	(2,170,483)	n/m
Unrealized Gain on Derivatives	2,114,194	33.7%	—	0.0%	2,114,194	n/m

Net (loss)	(10,594,561)	-169.0%	(5,253,708)	-141.1%	(5,340,853)	101.7%
Total preferred stock dividends	(283,960)	-4.5%	(519,761)	-14.0%	235,801	-45.4%

Net (loss) attributable to common stockholders	$(10,878,521)	-173.5%	$(5,773,469)	-155.0%	$(5,105,052)	88.4%

Results of Operations

Revenues for the year-ended December 31, 2008 were $6,269,614 compared to $3,723,841 for the year-ended December 31, 2007, an increase of 68.4%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $500 million market in 2008, with an annualized 15% growth rate for the next three-to-five years. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the year-ended 2007 approximately 63.2% of revenues were generated by trial setup activities, 27.9% were generated from on-going maintenance fees and approximately 8.9% was generated from fees charged for changes to on-going clinical trial engagements. During the year-ended 2008 we generated 74.0% of revenues from setup fees, 19.2% from on-going maintenance fees and 6.8% from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 45% of our revenues during the year-ended December 31, 2007 and approximately 54% of our revenues during the year-ended December 31, 2008. One customer accounted for 13% and another accounted for 10% of our revenues during fiscal 2007. One customer accounted individually for 36% of our revenues during fiscal 2008. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased from $1,033,824 for the year-ended December 31, 2007 to $1,351,564 for the year-ended December 31, 2008, an increase of 30.7%. Cost of goods sold were approximately 27.8% of sales for the year-ended December 31, 2007 compared to 21.6% for the year-ended December 31, 2008. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Salaries increased during 2008 due to the addition of four additional programmers and two additional quality analysts as part of our clinical trial operations.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during fiscal 2009. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. In addition, we expect the cost of service for our licensing business to approximate 25% of revenues. TrialMaster, (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building too. V4.0 was designed using Microsoft’s .NET framework. Microsoft® .NET is described by Microsoft as a set of software technologies for connecting information, people, systems, and devices. This new generation of technology is based on Web services—small building-block applications that can connect to each other as well as to other, larger applications over the Internet.

Salaries and related expenses are our biggest expense at 74.5% of total Operating Expenses for the year-ended December 31, 2007 compared with 72.8% of total Operating Expenses for the year-ended December 31, 2008. Salaries and related expenses totaled $5,886,663 for the year-ended December 31, 2007 compared to $8,825,032 for the year-ended December 31, 2008, an increase of 49.9%. We currently employ approximately 61 employees out of our Ft. Lauderdale, Florida corporate office, 12 out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to increase personnel within our production and quality analysis functions in concert with anticipated increases in TrialMaster engagements during fiscal 2009. We will look to selectively add experienced sales and marketing personnel in fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the years ended December 31, 2007 and December 31, 2008 we incurred $980,823 and $1,321,004, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $212,220 during the year-ended December 31, 2008 when compared to the year-ended December 31, 2007. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010.

Consulting services expense was $320,360 for the year ended December 31, 2007 compared with $302,502 for the year ended December 31, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs.

Legal and professional fees totaled $291,959 for the year-ended December 31, 2007 compared with $612,634 for the year-ended December 31, 2008, an increase of approximately $320,675. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2008, we spent approximately $171,250 on legal fees associated with our defense in an alleged patent infringement lawsuit.

Selling, general and administrative expenses (“SGA”) were $522,565 for the year-ended December 31, 2007 compared to $544,012 for the year-ended December 31, 2008, an increase of 4.1%. These expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $133,974 from $150,139 for the year-ended December 31, 2007 to $284,113 for the year-ended December 31, 2008, an increase of approximately 89.2%. We expect SGA expenses to continue increasing as we intensify and extend our selling and marketing efforts.

Interest expense was $3,300,654 during the year ended December 31, 2008 compared to $57,777 for the year ended December 31, 2007, an increase of $3,242,877. Interest incurred to related parties was $216,810 during the year ended December 31, 2008 and $16,650 for the year ended December 31, 2007. The increase in interest expense can be attributed to debt financings that were completed during fiscal 2008. Included in interest expense during fiscal 2008 is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of those financings. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2008 Interest Expense	2007 Interest Expense	Change 2008 vs. 2007
Accretion of Discount from Derivatives	$2,937,497	$-0-	$2,937,497
Feb. 2008 Secured Convertible Debentures	155,808	-0-	155,808
August 2008 Convertible Notes	77,117	-0-	77,117
December 2008 Convertible Notes	26,695	-0-	26,695

Total	$3,197,117	$-0-	$3,197,117

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties micro-cap firms have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 were obtained at the best terms available to the Company. During the year ended December 31, 2008 we issued $9,340,000 in notes payable and Convertible Debt, including $7,070,000 to members of our Board of Directors and Officers of the Company. During the year ended December 31, 2007, we issued $211,800 in promissory notes.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded $2,114,194 during the year ended December 31, 2008 compared with $0 during the year ended December 31, 2007. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculation made.

There were arrearages of $210,574 in 5% Series A Preferred Stock dividends, $39,467 in Series B Preferred Stock dividends and $269,720 in Series C Preferred Stock dividends for the year-ended December 31, 2007, compared with arrearages of $206,692 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the year-ended December 31, 2008. We deducted $519,761 and $283,960 from Net Income (Loss) Attributable to Common Stockholders’ for the year-ended December 31, 2007 and December 31, 2008, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	December 31, 2008	December 31, 2007	Change
Cash	2,035,818	481,961	1,553,857

Accounts Receivable, net of allowance for doubtful accounts	2,607,893	769,325	1,838,568
Current Assets	4,742,273	1,288,914	3,453,359

Accounts Payable and accrued expenses	1,085,700	696,281	389,419
Notes payable, current portion	111,800	—	111,800
Patent litigation settlement liability, current portion	241,464	—	241,464
Deferred revenue, current portion	3,549,058	1,560,370	1,988,688
Convertible notes payable, current portion	384,043	87,500	296,543
Current Liabilities	5,372,065	2,344,151	3,027,914

Working Capital (Deficit)	(629,792)	(1,055,237)	425,445

	Disclosure for the years ended
	December 31, 2008	December 31, 2007
Net cash provided by (used in) operating activities	(5,293,720)	(3,594,090)
Net cash provided by (used in) investing activities	(539,428)	(322,483)
Net cash provided by financing activities	7,393,973	4,350,282

Net increase (decrease) in cash and cash equivalents	1,553,857	443,707

Cash and cash equivalents increased by $1,553,857 to $2,035,818 at December 31, 2008 from $481,961 at December 31, 2007. This was the result of cash provided by financing activities of $7,393,973 offset by cash used in operating activities of approximately $5,293,720 and $539,428 used in investing activities. The significant components of the activity include a loss from operations of approximately $10,594,561 offset by non-cash items of $4,893,069 and a net amount after repayments of debt of $7,393,973 we raised through the issuance of debt and equity securities offset by $539,428 used in investing activities and increases in cash of $407,773 from changes in working capital accounts.

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

Presently, we have approximately $650,000 planned for capital expenditures to further the Company’s growth during fiscal 2009 which will be funded through cash from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2008:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Long Term Debt (1)	309,300	111,800	(2)	0		197,500	(3)	0
Secured Convertible Debt (1)	300,000	300,000	(4)	0		0		0
Convertible Notes (1)	7,432,500	87,500	(5)	7,345,000	(6)
Operating Lease Obligations	1,162,167	450,596		463,471		248,100		—
Patent Litigation Settlement	1,955,392	255,392	(7)	500,000		300,000		900,000
Financial Advisory Agreement	90,000	90,000	(8)	0		0		0

Total	11,249,359	1,295,288		8,308,471		745,600		900,000

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in January 2009.
3.	Includes $197,500 of 9% notes payable that mature in January 2011.
4.	Includes $300,000 of 12% Convertible Notes that mature in January 2009.
5.	Includes $87,500 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
6.	Includes $2,270,000 in 10% Convertible Notes that mature in August 2010 and $5,075,000 in 12% Convertible Notes that mature in December 2010.
7.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.
8.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $159,752 on our 10% Convertible Notes. We were in default effective January 30, 2002.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock, which debentures bear interest at 10% per annum, and matured on August 29, 2008. All of our assets serve as collateral under the outstanding Secured Convertible Debentures. On August 29, 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. In accordance with the Extension, the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at $0.50 per share conversion price. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The exercise price of the Extension Warrants is $0.60 per share. On December 1, 2008 we repaid $500,000 of Debentures and on December 16, 2008 $525,000 of the Debentures were converted by four investors including two of our directors and one of our officers into a private placement of Convertible Notes. The remaining $300,000 was extended and the maturity date was changed to January 31, 2009. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations.

In May, 2008, we sold an aggregate of $210,000 principal amount Convertible Note and Common Stock Purchase Warrants to purchase an aggregate of 264,706 shares of our Common Stock, which note carried interest at 10% per year and was due on September 30, 2010. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. On June 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note carried interest at 10% per annum and was due on September 30, 2010. On August 29, 2008 the Convertible Note and promissory notes were converted as part of a private placement of Convertible Notes that was closed on August 29, 2008.

On June 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note carried interest at 10% per annum and was due on September 30, 2010. The promissory note dated June 27, 2008 was repaid on July 8, 2008.

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

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes.

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

We experienced increased success in marketing TrialMaster during fiscal 2008. We entered into approximately $18.1 million in contracts during the year for trials to be serviced over the next five years. These contracts included 54 clinical trial engagements with 18 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2009, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

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

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing and short-term bridge loans to fund our working capital needs. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

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

During the year ended December 31, 2008, we raised an aggregate of $6,420,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer and a director of which $6,120,000 is outstanding as of December 31, 2008. Additionally, Guus van Kesteren, Director, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $160,000 and $200,000, respectively in principal amounts of convertible debentures during the fiscal year ended December 31, 2008. During the year ended December 31, 2007 Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder participated in a private placement of our common stock and invested $1,250,000, Atlantic Security Bank, an entity in which Fernando Montero is a director and pursuant to an agreement with Atlantic Security Bank holds voting an dispositive control of shares in the Company, invested $1,000,000 and Fernando Montero invested $250,000 personally. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable term or at all.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our significant losses, negative cash flows from operations, and accumulated deficits for the periods ending December 31, 2008, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2009.

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

Revenue Recognition Policy

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)” and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9. SAB 101 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Management is currently assessing and evaluating the new disclosure requirements for our derivative instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on Pages F-1 through F-39 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2008, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934 (the “Exchange Act”) are

effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred subsequent to the ate of their evaluation and up to the filing date of this annual report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2009 Annual Meeting of Stockholders to be held on July 10, 2009 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Greenberg & Co., LLC as Independent Auditors for OmniComm Systems” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

4.6	Form of Debenture dated February 29, 2008 (40)

4.7	Form of Warrant February 29, 2008 (41)

4.8	Form of Debenture dated August 29, 2008 *

4.9	Form of Warrant dated August 29, 2008*

4.10	Form of Debenture dated December 16, 2008 (47)

4.11	Form of Warrant December 16, 2008 (48)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren dated December 31, 2005. (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005. (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

10.24	Amendment dated August 29, 2008 by and between OmniComm Systems, Inc. and Gemini Master Fund, Ltd. *

10.25	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (46)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.

(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.

(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.

(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.

(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.

(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.

(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.

(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-Q for the period ended September 30, 2004.

(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-Q for the period ended September 30, 2004.

(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-Q for the period ended March 31, 2005.

(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-Q for the period ended June 30, 2005.

(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-Q for the period ended June 30, 2005.

(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-Q for the period ended September 30, 2005.

(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.

(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.

(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.

(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.

(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.

(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.

(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-K dated December 31, 2005.

(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-K dated December 31, 2005.

(45)	Incorporated by reference to Exhibit 10.19 filed with our form 10-K dated December 31, 2007.

(46)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008

(47)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008

(48)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2009

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	April 14, 2009
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	April 14, 2009
Randall G. Smith

/s/ Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	April 14, 2009
Ronald T. Linares

/s/ Guus van Kesteren	Director	April 14, 2009
Guus van Kesteren

/s/ Matthew D. Veatch	Director	April 14, 2009
Matthew D. Veatch

/s/ Fernando Montero	Director	April 14, 2009
Fernando Montero

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 12, 2009, except for Note 17, which is dated April 9, 2009

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$2,035,818	$481,961
Accounts receivable, net of allowance for doubtful accounts of $150,933 and $2,586 in 2008 and 2007, respectively	2,607,893	769,325
Prepaid expenses	98,562	37,628

Total current assets	4,742,273	1,288,914

PROPERTY AND EQUIPMENT, net	769,228	434,699

OTHER ASSETS
Intangible assets	-0-	2,285
Other assets	17,641	16,229

TOTAL ASSETS	$5,529,142	$1,742,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,085,700	$696,281
Notes payable, current portion	111,800	-0-
Deferred revenue, current portion	3,549,058	1,560,370
Patent litigation settlement liability, current portion	241,464	-0-
Convertible notes payable, current portion	384,043	87,500

Total current liabilities	5,372,065	2,344,151

Notes payable—long term	-0-	111,800
Notes payable related parties—long term	197,500	185,000
Deferred revenue – long term	885,200	1,071,904
Convertible notes payable, related parties, net of current portion	4,165,025	-0-
Convertible notes payable, net of current portion	156,752	-0-
Patent litigation settlement liability	1,929,019	-0-
Conversion feature liability, related parties, net of current portion	1,185,960	-0-
Conversion feature liability, net of current portion	71,942	-0-
Warrant liability, related parties	2,017,160	-0-
Warrant liability	620,801	-0-

TOTAL LIABILITIES	16,601,424	3,712,855

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, -0- and 48,000 issued and outstanding, respectively; liquidation preference $-0- and $480,000, respectively	-0-	48

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, -0- and 337,150 issued and outstanding, respectively; liquidation preference $-0- and $3,371,500, respectively	-0-	337

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,170,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,170,224, respectively	4,125	4,170
Common stock – 150,000,000 shares authorized, 76,579,951 and 59,032,598 issued and outstanding, respectively, at $.001 par value	77,546	59,786
Additional paid in capital – preferred	3,718,054	7,638,549
Additional paid in capital – common	33,430,270	27,893,433
Accumulated other comprehensive income/(loss)	989	7,957
Less: Treasury stock, cost method, 1,014,830 and 802,612 shares, respectively	(503,086)	(369,389)
Accumulated deficit	(47,800,180)	(37,205,619)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(11,072,282)	(1,970,728)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,529,142	$1,742,127

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007
Total revenues	$6,269,614	$3,723,841

Cost of sales	1,351,564	1,033,824

Gross margin	4,918,050	2,690,017

Operating expenses
Salaries, benefits and related taxes	8,825,032	5,886,663
Rent & occupancy expenses	554,475	342,255
Consulting services	302,502	320,360
Legal and professional fees	612,634	291,959
Travel	501,816	324,676
Telephone and internet	161,817	131,786
Selling, general and administrative	544,012	522,565
Bad Debt Expense	148,347	-0-
Depreciation and amortization	466,264	85,769

Total operating expenses	12,116,899	7,906,033

Operating income (loss)	(7,198,849)	(5,216,016)
Other income (expense)
Interest expense	(3,300,654)	(57,777)
Interest income	7,112	20,085
Loss on Extinguishment of Debt	(45,883)	-0-
Patent litigation settlement	(2,170,481)	-0-
Unrealized Gain on Derivative Liabilities	2,114,194	-0-

(Loss) before taxes and preferred dividends	(10,594,561)	(5,253,708)

Net income (loss)	(10,594,561)	(5,253,708)

Preferred stock dividends in arrears Series A Preferred	(206,962)	(210,574)
Preferred stock dividends in arrears Series B Preferred	(9,753)	(39,467)
Preferred stock dividends in arrears Series C Preferred	(67,245)	(269,720)

Total preferred stock dividends	(283,960)	(519,761)

Net income (loss) attributable to common stockholders	$(10,878,521)	$(5,773,469)

Net (loss) per share, basic and diluted	$(0.15)	$(0.10)

Weighted average number of shares outstanding, basic and diluted	71,789,073	55,545,968

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,594,561)	$(5,253,708)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued on cashless exercise of options	(1,387)	(6,311)
Common stock issued for services	24,000	37,500
Common stock issued for accrued interest	28,130	76,051
Common stock issued in lieu of salary	15,389	-0-
Unrealized loss on conversion of debt	45,883	-0-
Patent litigation settlement	2,170,481	-0-
Unrealized gain on warranty liability	(2,114,194)	-0-
Interest expense from derivative instruments	2,937,497	-0-
Employee stock option expense	1,321,004	980,823
Depreciation and amortization	466,264	85,769
Interest expense from beneficial conversion of 10% Convertible Notes	-0-	7,500
Change in assets and liabilities:
Accounts receivable	(1,838,568)	(482,617)
Prepaid expenses	(60,934)	4,398
Other assets	873	(2,891)
Accounts payable and accrued expenses	504,419	(29,312)
Deferred revenue	1,801,984	988,708

Net cash provided by (used in) operating activities	(5,293,720)	(3,594,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(539,428)	(322,483)

Net cash provided by (used in) investing activities	(539,428)	(322,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-0-	4,023,965
Proceeds from exercise of employee stock options	7,753	113,267
Stock subscription receivable	-0-	1,250
Repayments of notes payable	(300,000)	-0-
Proceeds from convertible notes payable	2,245,000	-0-
Proceeds from convertible notes payable, related party	6,641,220	-0-
Payments on convertible notes payable	(1,500,000)	-0-
Proceeds from notes payable	300,000	211,800

Net cash provided by (used in) financing activities	7,393,973	4,350,282

Effect of exchange rate change on cash and cash equivalents	(6,968)	9,998
Net increase (decrease) in cash and cash equivalents	1,553,857	443,707
Cash and cash equivalents at beginning of period	481,961	38,254

Cash and cash equivalents at end of period	$2,035,818	$481,961

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

(continued)

	For the years ended December 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$151,245	$10,400

Non-cash Transactions
Conversion of 10% Notes Payable into common stock	$-0-	$12,500
Common stock issued for accrued interest	$28,130	$68,552
Common stock issued in exchange on lieu of pay for services	$24,000	$-0-
Common stock issued in exchange for notes payable	$-0-	$926,782
Conversion of Series B Preferred Stock into common stock	$191,518	$20,000
Common stock tendered in exercise of incentive stock options	$133,697	$17,528
Cashless exercise of warrants	$589,681	$-0-
Common stock issued for accrued expenses and placement agent fees	$-0-	$205,747
Common stock issued pursuant to anti-dilution provision	$344,510	$-0-
Conversion of series C preferred stock into shares of common stock	$3,684,407	$-0-
Common stock issued in lieu of salary	$15,389	$-0-
Conversion of Series A preferred stock into shares of common stock	$45,000	$45,000

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2007 TO DECEMBER 31, 2008

				Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible			Accu- mulated Deficit	Deferred Com- pensa- tion	Subs- crip- tion Recei- vable	Accu- mulated Other Compre- hensive Income	Treasury Stock	Total Share- holders’ Equity (Deficit)
	Common Stock		Addi- tional Paid In Capital	Number of Shares	$ 0.001 Par Value	Addi- tional Paid In Capital	Number of Shares	$ 0.001 Par Value	Addi- tional Paid In Capital	Number of Shares	$ 0.001 Par Value	Addi- tional Paid In Capital
	Number of Shares	$ 0.001 Par Value
Balances at December 31, 2006	47,972,091	$48,697	21,719,097	4,215,224	$4,215	$3,807,964	50,000	$50	$211,468	337,150	$337	$3,684,070	$(31,951,911)	$0	$(1,250)	$(2,041)	$(351,861)	$(2,831,165)

Conversion of Warrants	1,410,000	1,410	351,056															352,466
Issuance of common stock	6,785,881	6,786	3,729,589															3,736,375
Exercise of employee stock options	595,364	595	123,989															124,584
Common stock issued for notes payable and accrued interest	1,853,563	1,854	860,053															861,907
Common stock tendered in exercise of incentive stock options	(28,734)																(17,528)	(17,528)
Common stock issued in conversion of 10% Convertible Notes Payable	38,541	39	26,732															26,771
Employee stock option expense			980,823															980,823
Foreign currency translation adjustment																9,998		9,998
Collection on subscription receivable															1,250			1,250
Conversion of Series B Preferred Stock	80,000	80	19,920				(2,000)	(2)	(19,998)									—
Common stock issued for accrued expenses	295,893	296	37,204															37,500
Conversion of Series A Preferred stock into common stock	30,000	30	44,970	(45,000)	(45)	(44,955)
Net loss for the period ended December 31, 2007	—	—	—	—	—	—	—	—	—	—	—	—	(5,253,708)	—	—	—	—	(5,253,708)

Balances at December 31, 2007	59,032,598	59,786	27,893,433	4,170,224	4,170	3,763,009	48,000	48	191,470	337,150	337	3,684,070	(37,205,619)	0	(0)	7,957	(369,389)	(1,970,728)

Conversion of Series A Preferred stock into common stock	30,000	30	44,970	(45,000)	(45)	(44,955)												—
Conversion of Series B Preferred stock into common stock	1,920,000	1,920	189,598				(48,000)	(48)	(191,470)									—
Conversion of Series C Preferred stock into common stock	13,486,000	13,486	3,670,921							(337,150)	(337)	(3,684,070)						—
Issuance of common stock for antidilution rights	707,802	708	(708)															—
Foreign currency translation adjustment																(6,968)		(6,968)
Issuance of common stock for services	40,000	40	23,960															24,000
Issuance of common stock for accrued interest	50,100	50	28,080															28,130
Employee stock option expense			1,321,004															1,321,004
Issuance of common stock in warrant exercise	982,802	983	(983)															—
Adjustment for placement agent fees paid in 2007			25,000															25,000
Placement agent warrant expense			80,085															80,085
Common stock tendered for stock options	(212,218)																(133,697)	(133,697)
Exercise of employee stock options	491,570	492	139,572												—			140,063
Common stock issued in lieu of wages	51,296	51	15,338															15,390
Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	—	(10,594,561)	—	—	—	—	(10,594,561)

Balances at December 31, 2008	76,579,951	$77,546	$33,430,270	4,125,224	$4,125	$3,718,054	—	$0	$0	0	$0	$0	$(47,800,180)	$0	$0	$989	$(503,086)	$(11,072,282)

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors located in the United States. TrialMaster™ allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2008, we spent approximately $897,000 on research and development activities, the majority of which represented salaries to our developers. In fiscal 2007 we spent approximately $917,000 on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The Company ceased operations in the Netherlands through its subsidiary OmniTrial, BV (“OmniTrial”) in September 2000. At that time, OmniTrial B.V. (“OmniTrial”) submitted a petition for bankruptcy protection from the bankruptcy court of the Netherlands. The court has granted the Company’s petition for bankruptcy. Consequently, OmniTrial’s liabilities are not consolidated in the Company’s Balance Sheet.

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

The fees associated with each business activity for the years ended December 31, 2008 and December 31, 2007, respectively are:

Business Activity	2007	2008
Clinical Trial Setup	$2,352,719	$4,642,914
Change Orders	332,511	432,488
Maintenance Fees	1,038,611	1,194,212

Total Revenues	$3,723,841	$6,269,614

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $150,933 and $2,586 as of December 31, 2008 and December 31, 2007, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2008. Prior to 2008 the Company has not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During fiscal 2008 the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management’s expectations. The overall downturn in the U.S. economy impacted several of the Company’s clients during 2008. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral to mitigate credit risk.

One customer accounted for 13% and another customer accounted for 10% of our revenues during 2007 or approximately $470,000 and $373,000, respectively. One customer accounted for 36% of our revenues during 2008, or approximately $2,238,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable.

	Revenues		Accounts Receivable
Year ended December 31,	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
2008	1	36%	2	71%
2007	2	23%	3	64%

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	Year ended December 31,
	2008	2007
Beginning of period	$2,586	$58,539
Bad debt expense	148,347	-0-
Write-offs	-0-	55,953

End of period	$150,933	$2,586

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Additions and betterments are capitalized; maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is 5 years for leasehold improvements, computers, equipment and furniture and 3 years for software. Gains or losses on disposal are charged to operations.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of December 31, 2008, the Company had $4,434,258 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $3,549,058 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using TrialMaster can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of the clinical trial. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements (SAB 101)” and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9. SAB 101 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $284,113 and $150,139 for the years ended December 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. Research and development expense was approximately $897,000 and $917,000 for the years ended December 31, 2008 and 2007 respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the years ended December 31, 2007 and December 31, 2008 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2007 and December 31, 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

compensation expense for share-based awards granted from January 1, 2006 to December 31, 2008 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 71,789,073 and 55,545,968 for the years ended December 31, 2008 and 2007, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 10,997,770 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at December 31, 2008. Stock warrants to purchase 22,717,757 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at December 31, 2008.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2008, the FASB released FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, in order to better convey the purpose of derivative use in terms of the risks that the Company is intending to manage. Management is currently assessing and evaluating the new disclosure requirements for our derivative instruments.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect FSP FAS 142-3 to have a material effect on its consolidated financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the year ending December 31, 2008 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	December 31, 2007		December 31, 2008
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$733,121	$480,747	$1,053,805	$574,963	5 years
Leasehold improvements	46,871	17,348	55,751	26,698	5 years
Computer software	473,537	350,559	675,392	449,123	3 years
Office furniture	85,333	55,508	93,342	58,279	5 years

	$1,338,862	$904,162	$1,878,290	$1,109,063

Depreciation expense for the years ended December 31, 2008 and 2007 was $204,900 and $85,769 respectively.

NOTE 5:	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ACCRUED PAYROLL TAXES

Accounts payable and accrued expenses consist of the following:

	December 31, 2007	December 31, 2008
Accounts payable	$405,849	$652,124
Accrued payroll and related costs	50,510	148,748
Other accrued expenses	17,544	19,470
Accrued interest	94,859	265,358
Accrued expenses of OmniTrial BV	127,519	-0-

Total accounts payable and accrued expenses	$696,281	$1,085,700

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 52,040,467 and 30,473,460 have been omitted from the calculation of dilutive EPS for the years December 31, 2008 and December 31, 2007, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Years Ended
	December 31, 2007			December 31, 2008
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(5,773,469)	55,545,968	$(0.10)	$(10,878,521)	71,789,073	$(0.15)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(5,773,469)	55,545,968	$(0.10)	$(10,878,521)	71,789,073	$(0.15)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 7:	SHORT TERM OBLIGATIONS

At December 31, 2008, the following information summarizes the Company’s short-term obligations.

	For the years ended
	December 31, 2007	December 31, 2008
Weighted average interest rate	10.00%	10.44%
Weighted average short-term borrowings	$87,500	$1,911,185
Short-term debt discount amortization	$-0-	$2,497,800
Interest expense on short-term debt	$8,750	$188,647
Debt acquisition costs amortized on short-term debt	$-0-	$261,365

NOTE 8:	NOTES PAYABLE

At December 31, 2008, the Company owed $309,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$197,500	$-0-	$197,500

01/16/07	01/01/09	9.00%	51,800	51,800	-0-

01/16/07	01/01/09	9.00%	60,000	60,000	-0-

			$309,300	$111,800	$197,500

NOTE 9:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2008, approximately $775,000 of the Convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $87,500.

As of December 31, 2008 the Company is in default on interest payments owed totaling $72,252 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the year ended December 31, 2008, we incurred and recorded $8,774 in interest expense on the 10% Convertible Notes.

SECURED CONVERTIBLE DEBENTURES

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement agent for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $261,365. We amortized the debt acquisition costs over the six month maturity of the Debentures. Emerging Growth Equities, Ltd., a broker dealer and member of FINRA acted as placement agent in the offering and as compensation therefore received a commission of $143,750. EGE also received a warrant to purchase at $0.75 per share 222,458 shares of our common stock, an estimated fair value of $80,085 was calculated for the warrants granted to EGE using the Binomial option pricing model.

The Debentures, which bear interest at 10% per annum, were originally due 6 months from their issuance date or on August 29, 2008. The Debentures were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest was convertible as provided in the Debentures. We were not permitted to prepay the Debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

The Warrants, which have a cashless exercise provision, were exercisable until approximately four years after the closing at an exercise price of $0.75 per share before they were adjusted as part of the August 29, 2008 Extension Agreement that is more completely described in the disclosure below. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,055,043 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability was amortized over the 6 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Debentures carried an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures or before the expiration date of the Warrants. In the event the Company issued common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $593,950 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the six month maturity of the Debentures. In addition, a fair value calculation was undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. On the maturity date of August 29, 2008 $398,572 was recorded as unrealized gain and the value of the original conversion feature became zero.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at the $0.50 per share conversion price stipulated in the Extension. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The change of the exercise price of the Warrants increased the number of shares issuable upon exercise of the Warrants from 2,930,672 to 3,563,130. The amended exercise price of the Extension Warrants is $0.60 per share. On December 1, 2008 the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 31, 2009. The principal amount extended to January 31, 2009 was $300,000. The Debentures will bear interest at a rate of 12% per annum until their January 31, 2009 maturity date. In exchange for granting the Company the extension to January 31, 2009 the group of six investors were granted a total of 50,000 four-year warrants at an exercise price of $0.60 per share with an expiration date of December 1, 2012. The security interest we granted the holders in all of our assets to secure our performance of our obligations under the Debentures remained in effect. Accordingly, if we should default under the repayment provisions of these obligations, the holders could seek to foreclose on all our assets in an effort to seek repayment under the obligations. If the holders were successful, we would be unable to conduct our business as it is presently conducted and we would be forced to discontinue our operations.

The Extension Warrants were valued using a Binomial option pricing model. A value of $673,100 was calculated and allocated to the Extension Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability was amortized over the three month maturity period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Conversion Feature pursuant to the Extension was valued using a Binomial option pricing model. A value of $172,250 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the remaining three month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

CONVERTIBLE DEBENTURES

On June 10, 2008, we sold, $210,000 principal amount in a Convertible Note (the “Convertible Note”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 264,706 shares of our common stock to our Chief Executive Officer. We received net proceeds of $210,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Convertible Note, which carried an interest of 10% per annum was due on June 10, 2009. The Convertible Note was convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Note. On August 29, 2008, the noteholder agreed to convert the Convertible Note (the “Conversion”) into a private placement of Convertible Debentures that expire on August 29, 2010.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share before they were adjusted to $0.60 per share on August 29, 2008. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $91,059 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability (discount) was originally being amortized over the 12 month exercise period of the Debentures. When the Convertible Note was converted to another Convertible Note on 8/29/08, loss on extinguishment of debt was recognized. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carried an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note or before the expiration date of the Warrants. In the event the Company issued common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note, the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $71,294 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) was originally being amortized over the 12 month maturity of the Convertible Note. When the Convertible Note was converted to another Convertible Note on 8/29/08, loss on extinguishment of debt was recognized. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. As part of the Conversion transaction, the Conversion Feature liability (discount) was eliminated.

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Convertible Notes, which bear interest at 10% per annum with interest payable every three months, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,153,160 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

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

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000.

The Convertible Notes, which bear interest at 12% per annum with interest payable every three months, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $852,600 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note or before the expiration date of the Warrants. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $517,650 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The following table summarizes the convertible debt activity the Company undertook during fiscal 2008.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Origination Date	Interest Rate	Original Principal	Allocated Discount	Total Discount Amortized	Discount at 12/31/08
2/29/2008	10%	$2,325,000	$1,648,993	$1,648,993	$-0-

6/10/2008	10%	210,000	162,352	40,588	-0-

8/29/2008	10%	1,325,000	845,350	845,350	-0-

8/29/2008	10%	2,270,000	2,052,080	342,013	1,710,067

12/1/2008	12%	300,000	6,914	3,457	3,457

12/16/2008	12%	5,075,000	1,370,250	57,094	1,313,156

	TOTALS	$11,505,000	$6,085,939	$2,937,495	$3,026,680

NOTE 10:	FAIR VALUE MEASUREMENT

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows:

	12/31/2008	Quoted prices in active markets for identical liabilities (Level 1)
Derivatives:
Convertible feature liability	$1,257,902	$1,257,902
Warrant liability	2,637,961	2,637,961

Total of Derivatives	$3,895,863	$3,895,863

The Income approach was used as a valuation technique.

For the year ended December 31, 2008 Other Income
The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$2,114,194

Total gains or losses included in earnings	$2,114,194

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Derivatives are more fully disclosed in Note 9 to the Consolidated Financial Statements.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2008 are as follows:

2009	$450,596
2010	463,471
2011	248,100
2012	-0-
2013	-0-

Total	$1,162,167

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $554,475 and $342,255 for the years ended December 31, 2008 and 2007, respectively.

The Company’s corporate office lease expires in July 2011.

PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. The annual minimum royalty payments per year are as follows:

2009	$255,392
2010	500,000
2011	300,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,755,392

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

EMPLOYMENT AGREEMENTS

In December 2008, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2009. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $300,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that the we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2008, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $260,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in December 2008 for one year under the terms of the existing employment agreement

In December 2008, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $205,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in December 2008 for one year under the terms of the existing employment agreement

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

In September 2006, we entered into an employment agreement with Mr. Stephen Johnson to serve as our Senior Vice President for Sales and Marketing. The employment agreement is for a three-year term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $285,000 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months. The employment agreement contains customary non-disclosure provisions.

NOTE 12:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008.

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

We incurred $16,650 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company during the years ended December 31, 2008 and December 31, 2007, respectively.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

investors. As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Secured Convertible Debenture totaled $42,000 through December 31, 2008. The Debentures matured originally on August 29, 2008. On August 29 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 in principal was extended pursuant to an Extension Agreement that included: an extension of the maturity date to December 1, 2008; reduced the conversion price of the Debenture from $0.595 per share to $0.50 per share; reduced the exercise price of the warrants attached to the Debenture from $0.75 per share to $0.60 per share; and resulted in the issuance of 2,650,000 warrants to the investors agreeing to the extension of the Debentures including warrants to our officers and directors as follows: Cornelis F. Wit, 300,000 warrants, Guus van Kesteren, 300,000 warrants, Ronald T. Linares, 50,000 warrants and .Atlantic Balanced Fund, 400,000 warrants.

As of December 31, 2008, we have an aggregate of $6,120,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

•

On February 14, 2008, $150,000 principal amount promissory note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 10% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

•

On June 10, 2008, $210,000 principal amount Convertible Note and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock. We received net proceeds of $210,000. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Debenture on the same terms and conditions of the sale of the New Securities. This Convertible Debenture, which carried an interest rate of 10% per annum, was due on June 10, 2009. On August 29, 2008 Mr. Wit agreed to convert this Convertible Debenture into a private placement of Convertible Debentures that expire on August 29, 2010.

•

On June 10, 2008, $300,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 10% per annum and was due on June 30, 2010. On August 29, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on August 29, 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

On June 27, 2008, $300,000 principal amount Convertible Note. This note is convertible at the option of the holder into any New Securities we issue before maturity of this Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 10% per annum and was due on June 30, 2010. This note was repaid on July 8, 2008.

•	During August 2008, $1,260,000 principal amount Convertible Note that is part of a private placement of Convertible Debentures that expire on August 29, 2010.

•

On September 17, 2008, $150,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

•

On September 29, 2008, $400,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

•

On October 17, 2008, $1,000,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

•

On November 17, 2008, $1,450,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

•

On December 8, 2008, $1,200,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on December 16, 2010.

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and one of our

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Directors. The Convertible Notes bear interest at 10% and are due on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $65,753 through December 31, 2008.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including Mr. Wit our Chief Executive Officer, as discussed above, and Mr. Smith our Chairman and Chief Technology Officer, Mr. Johnson our Chief Operating Officer, Mr. Linares our Chief Financial Officer and two members of our Board of Directors, Mr. Veatch and Mr. van Kesteren. The Convertible Debentures bear interest at 12% and are due on December 16, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $4,350,000 and $160,000, respectively, principal amount of Debentures, which are convertible into 8,700,000 shares and 320,000 shares, respectively, and received 8,700,000 and 320,000 warrants, respectively. As a result, Mr. Wit and Mr. van Kesteren are considered to be beneficial owners of approximately 30% and 5%, respectively, of our issued and outstanding and issuable upon conversion shares of common stock. Noesis Capital Corp. placement agent for the sale of our securities in various offerings since 1999 converted $100,000 in promissory notes and received 200,000 warrants to purchase common stock of the Company. Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, converted $200,000 that was originally invested into a round of financing of Secured Convertible Debentures in February 2008 and received 400,000 warrants to purchase common stock of the Company. Mr. Montero is considered to be the beneficial owner of approximately 10% of our issued and outstanding and issuable upon conversion shares of our common stock. Additionally the following officers and directors invested in the Convertible Debentures: Mr. Smith $5,000, Mr. Johnson, $25,000, Mr. Veatch $15,000 and Mr. Linares $125,000. The officers and directors received 10,000, 50,000, 30,000 and 250,000 warrants to purchase shares of our common stock, respectively Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $26,196 through December 31, 2008.

During the year ended December 31, 2008 we have incurred $216,810 in interest expense payable to related parties.

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

NOTE 13:	POST-RETIREMENT EMPLOYEE BENEFITS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 14:	STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 150,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

As of December 31, 2008 we had the following outstanding securities:

•	76,579,951 shares of common stock issued and outstanding;

•	22,717,757 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding;

•	12% Convertible Debentures; and

•	10% Convertible Notes.

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

Series A Preferred Stock

In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 4,125,224 shares are issued and outstanding.

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

There were cumulative arrearages of $1,329,906 and $1,122,944, or $0.31 and $0.26 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2008 and December 31, 2007, respectively.

The Company has 135,000 shares of its 5% Series A Preferred stock that have been converted by the shareholders into shares of our common stock. Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

In addition, the holders of the Series A Preferred Stock were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series A Preferred Stock.

Series B Preferred Stock

In August 2001, our Board of Directors designated 200,000 shares of our preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”). A Corrected Certificate of Designations was filed on February 7, 2002 with the Delaware Secretary of State increasing the number of shares authorized as Series B Preferred Stock to 230,000 shares, of which -0- shares are issued and outstanding.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

•

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,904 and $600,151, or $3.05 and $3.00 per share, on the Series B Preferred Stock dividends as of December 31, 2008 and December 31, 2007, respectively.

The Company has 200,000 shares of its Series B Preferred stock that have been converted by the shareholders into shares of our common stock. Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

In addition, the holders of the Series B Preferred Stock were granted certain mandatory and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and are entitled to vote one member to our Board of Directors.

Series C Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock of which -0- shares are issued and outstanding.

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

There were cumulative arrearages of $1,469,593 and $1,402,348, or $4.36 and $4.16 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2008 and December 31, 2007, respectively.

The Company has 337,150 shares of its Series C Preferred stock that have been converted by the shareholders into shares of our common stock. Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and are entitled to vote two members to our Board of Directors.

The following table presents preferred dividends accreted for the years ended December 31, 2008 and December 31, 2007, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends Accreted in (dollars)		Dividends per share
	Years ended December 31,		Years ended December 31,
	2007	2008	2007	2008
Preferred stock dividends in arrears Series A	$210,574	$206,962	$0.05	$0.05

Preferred stock dividends in arrears Series B	$39,467	$9,753	$0.80	$0.81

Preferred stock dividends in arrears Series C	$269,720	$67,245	$0.80	$0.79

Warrants

We have issued and outstanding warrants to purchase a total of 22,717,757 shares of our common stock, including:

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

•

warrants to purchase 328,400 shares of our common stock at an exercise price of $.25 per share expiring on dates ranging from May 2009 to September 2010 which were issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

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

•

Warrants to purchase 100,707 shares of our common stock at an exercise price of $0.50 per share expiring in December 2012 which were issued in connection with a private placement of common stock that was conducted in 2007.

•

Warrants to purchase 222,458 shares of our common stock at an exercise price of $0.60 per share expiring in February 2012 which were issued by us to the placement agent of an offering of our Secured Convertible Debentures in February 2008.

•

Warrants to purchase 264,706 shares of our common stock at an exercise price of $0.60 per share expiring in June 2012 which were by us in connection with a private placement of our Convertible Notes in June 2008.

•

Warrants to purchase 3,563,130 shares of our common stock at an exercise price of $0.60 per share expiring in February 2012 which were issued by us in connection with a private placement of our Secured Convertible Debentures in February 2008.

•

Warrants to purchase 2,650,000 shares of our common stock at an exercise price of $0.60 per share expiring in August 2012 which were issued by us in connection with an extension of Secured Convertible Debentures which occurred in August 2008.

•

Warrants to purchase 4,540,000 shares of our common stock at an exercise price of $0.60 per share expiring in August 2012 which were issued by us in connection with a private placement of our Convertible Debentures in August 2008.

•

Warrants to purchase 10,200,000 shares of our common stock at an exercise price of $0.60 per share expiring in December 2012 which were issued by us in connection with a private placement of our Secured Convertible Debentures in December 2008.

10% Convertible Notes

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

Secured Convertible Debentures

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock exercisable at a price of $0.75 per share for four years subsequent to the closing of the transaction to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate (including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement agent for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $261,365. The Debentures, which bear interest at 10% per annum, were due 6 months from their issuance date. The Debentures were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share.

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the exercise price on the Warrants was lowered from $0.75 per share to $0.60 per share. In conjunction with the lowering of the exercise price and the Extension the investors received an additional 3,282,455 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension. On December 1, 2008 the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 31, 2009. The principal amount extended to January 31, 2009 was $300,000. The Debentures will bear interest at a rate of 12% per annum until their January 31, 2009 maturity date. The six investors received an additional 50,000 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension.

Convertible Debentures

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance January 1, 2007	$(2,041)	$(2,041)
2007 Activity	9,998	9,998

Balance December 31, 2007	7,957	7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	$989	$989

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

NOTE 15:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of Stock Option Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2008, substantially all of the Company’s employees were participating in the 1998 Plan.

The maximum term for any option grant under the 1998 Plan is ten years from the date of the grant; however, options granted under the 1998 Plan will generally expire ten years from the date of grant for most employees and seven years from the date of grant for officers and directors of the company. Options granted to employees generally vest either upon grant or in two installments with the first installment vesting 50% upon completion of one full year from date of grant and on an annual basis over the next year of the employee’s employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

At December 31, 2008, there were 1,502,230 shares available for grant as options or other forms of share-based compensation under the 1998 Plan.

The following table summarizes the stock option activity for the 1998 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000’s)
Outstanding at December 31, 2007	9,320,270	$0.43
Granted	3,472,500	0.55
Exercised	(602,500)	(0.35)
Forfeited/cancelled/expired	(1,192,500)	(0.55)

Outstanding at December 31, 2008	10,997,770	$0.46	4.18	$247

Vested and exercisable at December 31, 2008	6,909,270	$0.39	2.53	$155

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The total intrinsic value of stock options exercised, the difference between the closing stock price on the date of exercise and the exercise price, for the years ended December 31, 2008 and December 31, 2007 were $165,350 and $270,926, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The total fair value of shares vested for the years ended December 31, 2008 and December 31, 2007 were:

Fair value of options vested during the year ended December 31, 2007	$558,793
Fair value of options vested during the year ended December 31, 2008	$1,035,664

Cash received from stock option exercises for the years ended December 31, 2008 and December 31, 2007 was $7,753 and $113,267, respectively. Due to the Company’s net loss position, no windfall tax benefit has been realized during the years ended December 31, 2008 and December 31, 2007.

The following table summarizes information concerning options outstanding at December 31, 2008:

	Options Outstanding in (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable in (000’s)
Exercise Price range (per share):
$ 0.00 - $ 0.25	2,877	$0.25	2.6	2,462
$ 0.28 - $ 0.45	1,810	0.33	4.4	1,730
$ 0.48 - $ 2.75	6,311	0.59	4.9	2,717

	10,998	$0.46	4.18	6,909

The weighted average fair value (per share) of options granted during the years ended December 31, 2008, and December 31, 2007 using the American Binomial option-pricing model was $0.35 and $0.50, respectively.

Stock-Based Compensation

For the year ended December 31, 2008, the Company recognized total stock-based compensation expense of $1,360,393 related to stock option and other share-based awards made from its equity compensation plan, including $24,000 of stock-based compensation related to restricted stock grants.

For the year ended December 31, 2007, the Company recognized total stock-based compensation expense of $1,018,323 related to stock option and other share-based awards made from its equity compensation plan, including $37,500 of stock-based compensation related to restricted stock grants.

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock.

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25” (issued in March 2000), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (an amendment to SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by the accounting standards, the Company had elected to continue to apply the intrinsic value-based method of accounting described above, and had adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148. The Company amortized deferred compensation on a graded vesting methodology in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Award Plans.”

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the years ended December 31, 2008 and December 31, 2007, was $1,321,004 and $980,823 greater, respectively, than if the Company had continued to account for its stock options under APB No. 25. The table below gives effect to the impact of SFAS No. 123(R) on the Company’s Statement of Operations.

	Year ended December 31,
	2007	2008
Net income (loss) attributable to common stockholders (as reported)	$(5,773,469)	$(10,878,521)
Salary expense recorded in accordance with SFAS No. 123(R)	(980,823)	(1,321,004)

Net income (loss) attributable to common stockholders (adjusted)	(4,792,646)	(9,557,517)

Net (loss) per share, basic and diluted (as reported)	$(0.10)	$(0.15)

Net (loss) per share, basic and diluted (adjusted)	$(0.09)	$(0.13)

Weighted average number of shares outstanding, basic and diluted	55,545,968	71,789,073

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2007 and 2008. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

The following table summarizes weighted average grant date fair value activity for the 1998 Plan:

	Weighted Average Grant-Date Fair Value
	2007	2008
Stock options granted during the year ended December 31,	$0.50	$0.35
Stock options vested during the year ended December 31,	$0.39	$0.43
Stock options forfeited during the year ended December 31,	$0.40	$0.45

During the years ended December 31, 2008 and December 31, 2007 2,388,333 and 1,423,336 stock options vested, respectively. The aggregate fair value of the vested options was $1,035,664 and $558,793, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

	Stock Options for Year Ended December 31,
	2008	2007
Risk-free interest rate	1.37%	4.35%
Dividend yield	0%	0%
Expected volatility	81.7%	92.1%
Expected life of options (years)	5.0	6.0

Weighted average fair value of grants (per option)	$0.35	$0.50

A summary of the status of the Company’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2008	3,079,333	$0.45

Nonvested Shares at December 31, 2008	4,088,500	$0.38

As of December 31, 2008, approximately $1,323,393 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.94 years.

NOTE 16:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/07	12/31/08
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Bad debt allowance	(-0-)	(55,823)
Operating loss carryforward	(1,607,886)	(2,289,991)
Patent litigation settlement	-0-	(816,753)

	(1,607,886)	(3,162,567)

Valuation allowance	1,607,886	3,162,567

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/07	12/31/08
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	-0-	55,823
Patent litigation liability accrual	-0-	816,753
Operating loss carryforwards	10,512,958	12,137,829

Gross deferred tax assets	10,796,656	13,294,103

Valuation allowance	(10,796,656)	(13,294,103)

Net deferred tax asset	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $34,502,000. This loss is allowed to be offset against future income until the year 2028 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2008.

NOTE 17:	SUBSEQUENT EVENTS

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater, during any calendar year as follows: 2009 - $130,000; 2010 - $200,000; 2011 - $300,000; and 2012 - until expiration of the Licensed Patent - $450,000 per year. The Licensed Patent is scheduled to expire in 2017. In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant has been granted for past use of the Licensed Patent. The warrant can be exercised by DataSci in month 24 or upon its sole discretion induce the Company to pay $300,000 in cash in lieu of exercising the warrant.

As part of this transaction the Company recorded a liability in the amount of $2,170,481 and a corresponding charge to its income statement for the year ended December 31, 2008. The recorded liability corresponds to the guaranteed payments stipulated in the Settlement and License Agreement including the guaranteed minimum payment associated with the warrant that was granted to DataSci. The present value of the aggregate guaranteed payments was calculated using a discount rate equal to the cost of capital the Company experienced during the second half of 2008 which is 12%.

Exhibit Index

Exhibit No.	Description

4.8	Form of Debenture dated August 29, 2008

4.9	Form of Warrant dated August 29, 2008

10.24	Amendment dated August 29, 2008 by and between OmniComm Systems, Inc. and Gemini Master Fund, Ltd.

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002