Form 10-K/A
period 2008-12-31
OMNICOMM SYSTEMS INC
filed 2009-04-30
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
April 28, 2009	59,834,663	$14,958,666

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
April 28, 2009	Common Stock, $0.001 par value per share	76,722,261

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on April 14 , 2009 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2008, or April 30, 2009. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1 and 31.2. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

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

Person	Age	Position
Cornelis F. Wit	62	Chief Executive Officer, President and Director
Randall G. Smith	51	Chairman and Chief Technology Officer
Ronald T. Linares	46	Chief Financial Officer
Stephen E. Johnson	44	Chief Operating Officer
Guus van Kesteren	68	Director
Matthew D. Veatch	38	Director
Fernando Montero	62	Director

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

Stephen E. Johnson. Mr. Johnson has served as our Chief Operating Officer since April 1, 2008and as our Executive Vice President, National Sales from September 2006 to April 2008. From 2000 to August 2006, Mr. Johnson served as East Coast and Central U.S. Sales Manager for Oracle Corporation, supplier of software for enterprise information management, within its Clinical Applications Division. Mr. Johnson received his B.S in Microbiology from the University of Massachusetts.

CORPORATE GOVERNANCE AND RELATED MATTERS

Committees of our Board of Directors

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

Audit Committee. The Company has an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on April 24, 2003. Our Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The NASDAQ Stock Market, Inc. The Audit Committee met four times and took no actions by unanimous written consent during fiscal 2008. The Audit Committee is composed of Mr. Montero and Mr. van Kesteren.

Audit Committee Financial Expert. Our Board of Directors has also determined that Mr. Montero is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-B. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

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

Compensation Committee. The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the Board of Directors. In addition, the Committee determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions on which they are granted, amends compensation plans within the scope of the Committee’s authority and recommends plans and plan amendments to the Board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Committee met one time and took no actions during fiscal 2008. Please see Compensation, Discussion and Analysis for additional compensation related disclosures. The Compensation Committee is composed of Mr. van Kesteren, Mr. Montero and Mr. Veatch.

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

Our Board of Directors has determined that each member of the Governance and Nominating Committee is independent, as independence is defined in the listing standards of The NASDAQ Stock Market, Inc. The Governance and Nominating Committee met one time and took no actions by unanimous written consent during fiscal 2008. The Committee does consider nominees selected by our stockholders. The Governance and Nominating Committee is composed of Mr. Veatch.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2008, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

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

EXECUTIVE COMPENSATION

SUMMARY ANNUAL COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the fiscal years ended December 31, 2007 and December 31, 2008 to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)
Cornelis F. Wit, President, CEO and Director	2007 2008	237,492 296,429	0 0	0	37,350 283,500	(1) (2)	0 0	0 0	0 0	274,842 579,929

Randall G. Smith, Chairman and CTO	2007 2008	154,527 258,969	0 0	0	37,350 255,150	(3) (4)	0 0	0 0	0 0	191,877 514,119

Ronald T. Linares, Chief Financial and Accounting Officer	2007 2008	195,608 198,808	0 0	0	46,453 113,400	(5) (6)	0 0	0 0	0 0	242,061 312,208

Stephen E. Johnson, Chief Operating Officer (7)	2007	212,807	0	0	22,550	(8)	0	0	0	235,357
	2006	265,588	0	0	113,400	(9)	0	0	0	378,988

(1)	Mr. Wit was granted 75,000 stock options on April 24, 2007 at an exercise price of $0.61 per share. The options vested on April 24, 2008 and expire on April 24, 2014. The options will be cancelled 90 days following Mr. Wit’s termination or one year following his death if not exercised.
(2)	Mr. Wit was granted 75,000 incentive stock options on April 1, 2008 at an exercise price of $0.61 per share. The options vest on April 1, 2009 and expire on April 1, 2013. Mr. Wit was granted 675,000 stock options on March 6, 2008 at an exercise price of $0.56 per share. The options vest ratably over three years on the anniversary of the date of grant and expire on March 6, 2013. All of the granted options will be cancelled 90 days following Mr. Wit’s termination or one year following his death if not exercised.
(3)	Mr. Smith was granted 75,000 stock options on April 24, 2007 at an exercise price of $0.61 per share. The options vested on April 24, 2008 and expire on April 24, 2014. The options will be cancelled 90 days following Mr. Smith’s termination or one year following his death if not exercised.
(4)	Mr. Smith was granted 75,000 incentive stock options on April 1, 2008 at an exercise price of $0.61 per share. The options vest on April 1, 2009 and expire on April 1, 2013. Mr. Smith was granted 600,000 stock options on March 6, 2008 at an exercise price of $0.56 per share. The options vest ratably over three years on the anniversary of the date of grant and expire on March 6, 2013. All of the granted options will be cancelled 90 days following Mr. Smith’s termination or one year following his death if not exercised.
(5)	Mr. Linares was granted 103,000 incentive stock options on December 29, 2007 at an exercise price of $0.64 per share. The options vest ratably on December 29, 2008 and December 29, 2009 and expire on December 29, 2013. The options will be cancelled 90 days following Mr. Linares’ termination or one year following his death if not exercised.
(6)	Mr. Linares was granted 300,000 incentive stock options on March 6, 2008, at an exercise price of $0.56 per share. The options vested ratably over three years on the anniversary date of grant and expire on March 6, 2013. All of the granted options will be cancelled 90 days following Mr. Linares’ termination or one year following his death if not exercised.
(7)	Mr. Johnson was appointed our Chief Operating Officer on April 1, 2008.
(8)	Mr. Johnson was granted 200,000 incentive and 250,000 non-qualified stock options on September 4, 2006, at an exercise price of $0.50 per share. The options vest ratably over three years beginning on September 4, 2007 and expire in the aggregate on September 4, 2015. The options vested immediately and expire on December 29, 2013. The options will be cancelled 90 days following Mr. Johnson’s termination or one year following his death if not exercised.
(9)	Mr. Johnson was granted 300,000 incentive stock options on March 6, 2008, at an exercise price of $0.56 per share. The options vested ratably over three years on the anniversary date of grant and expire on March 6, 2013. All of the granted options will be cancelled 90 days following Mr. Johnson’s termination or one year following his death if not exercised.

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

For 2008, OmniComm Systems awarded stock options to four executive officers. Guidelines for determining the awards to Named Executive Officers were derived from long-term incentive target amounts established annually. Actual stock option grants in 2008 varied from the guideline number of shares to individual executives based on the executive’s contributions to the performance of the Company in 2007 and expected contributions in the future, as determined by the CEO. The 2008 stock option awards vest one-third each year after grant. Stock options were granted with an exercise price equal to the closing market value of OmniComm Systems’ stock on the date the grant was approved by the Board of Directors.

For 2007, OmniComm Systems awarded some combination of restricted stock and stock options to two executive officers. Guidelines for determining the awards to Named Executive Officers were derived from long-term incentive target amounts established annually. Actual stock option grants in 2007 varied from the guideline number of shares to individual executives based on the executive’s contributions to the performance of the Company in 2007 and expected contributions in the future, as determined by the CEO. The 2007 restricted stock and stock option awards vest one-half each year beginning on the anniversary date of the grant. Stock options were granted with an exercise price equal to the closing market value of OmniComm Systems’ stock on the date the grant was approved by the Board of Directors. Stock option grants to Mr. Wit in 2007 were in accordance with terms of his employment contract.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2008:

OPTION AWARDS							STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)		OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)
(A)	(B)	(C)	(D)	(E)		(F)	(G)	(H)	(I)	(J)
Cornelis F. Wit, President, CEO and Director	5,000 175,000 75,000 175,000 175,000 200,000 200,000	0 0 0 0 0 0 0	0 0 0 0 0 0 0	$ $ $ $ $ $ $	0.25 0.25 0.25 0.25 0.25 0.28 0.28	8/1/2008 12/21/2009 6/21/2010 12/31/2010 12/21/2012 2/1/2013 2/1/2013	0 0 0 0 0 0 0	0 0 0 0 0 0 0	0 0 0 0 0 0 0	0 0 0 0 0 0 0
	200,000 75,000 75,000 0 0 0 0	0 0 0 75,0000 225,000 225,000 225,000	0 0 0 0 0 0 0	$ $ $ $ $ $ $	0.28 0.61 0.43 0.61 0.56 0.56 0.56	2/1/2013 4/24/2014 3/6/2013 4/1//2013 3/6/2013 3/6/2013 3/6/2013	0 0 0 0 0 0 0	0 0 0 0 0 0 0	0 0 0 0 0 0 0	0 0 0 0 0 0 0

Randall G. Smith, Chairman and Chief Technology Officer	5,000 70,000 70,000 70,000 167,270 2,000 150,000 75,000 150,000 5,000 150,000 175,000 175,000 175,000 75,000 75,000 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 75,0000 225,000 225,000 225,000	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	0.25 0.43 0.25 0.25 0.25 2.75 0.25 0.25 0.25 0.45 0.25 0.28 0.28 0.28 0.61 0.43 0.61 0.56 0.56 0.56	8/1/2008 9/1/2008 9/1/2008 9/1/2008 7/6/2009 7/30/2009 12/21/2009 6/21/2010 12/31/2010 3/1/2011 12/21/2012 2/1/2013 2/1/2013 2/1/2013 4/24/2014 3/6/2013 4/1//2013 3/6/2013 3/6/2013 3/6/2013	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0

Ronald T. Linares, Chief Financial and Accounting Officer	15,000 5,000 70,000 70,000 70,000	0 0 0 0 0	0 0 0 0 0	$ $ $ $ $	0.47 0.25 0.43 0.25 0.25	4/5/2008 8/1/2008 9/1/2008 9/1/2008 9/1/2008	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0	0 0 0 0 0

	2,000	0	0		$2.75	7/30/2009	0	0	0	0
	75,000	0	0		$0.25	12/21/2009	0	0	0	0
	75,000	0	0		$0.25	12/31/2010	0	0	0	0
	5,000	0	0		$0.45	3/1/2011	0	0	0	0
	75,000	0	0		$0.25	12/21/2012	0	0	0	0
	50,000	0	0		$0.49	12/31/2013	0	0	0	0
	23,333	0	0		$0.38	12/23/2014	0	0	0	0
	23,333	0	0		$0.38	12/23/2014	0	0	0	0
	23,334	0	0		$0.38	12/23/2014	0	0	0	0
	15,000	0	0		$0.47	10/5/2008	0	0	0	0
	51,5000	51,500	0		$0.64	12/29/2012	0	0	0	0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0

Stephen E. Johnson Chief Operating Officer	50,000 450,000 0	0 50,000	0 0 0	$ $ $	0.49 0.50 0.64	12/31/2013 9/4/2015 12/29/2012	0 0 0	0 0 0	0 0 0	0 0 0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0
	0	100,000	0		$0.56	3/6/2013	0	0	0	0

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Cornelis F. Wit	5,000	$1,250	-0-	$-0-
Randall G. Smith	215,000	$66,350	-0-	$-0-
Ronald T. Linares	230,000	$70,100	-0-	$-0-
Stephen E. Johnson	-0-	$-0-	-0-	$-0-

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

Randall G. Smith, Chairman, Director and Chief Technology Officer

In December 2008, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $260,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Smith in December 2008 for one year under the terms of the existing employment agreement

Ronald T. Linares, Chief Financial Office

In December 2008, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $205,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term. The Company extended its employment agreement with Mr. Linares in December 2008 for one year under the terms of the existing employment agreement

Stephen E. Johnson, Chief Operating Officer

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

Director Compensation

The following table sets forth compensation information on each of the Directors of OmniComm Systems for their services as members of our Board of Directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guus van Kesteren	$0	$		$28,350	$0	$0	28,350
Matthew D. Veatch	0			28,350	0	0	28,350
Cornelis F. Wit	0		0	28,350	0	0	28,350
Randall G. Smith	0		0	28,350	0	0	28,350
Fernando Montero	-0-		-0-	28,350	-0-	-0-	28,350

(1)	Grant Date Fair Value for option grants for Mr. van Kesteren, Mr. Wit, Mr. Smith, Mr. Montero and Mr. Veatch were $28,350.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 regarding equity compensation plans approved and not approved by stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders

1998 Stock Incentive Plan	10,997,700	$0.46	1,502,300
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	10,997,700	$0.46	1,502,300

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

The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 and is not qualified under Section 401(a) of the Code. An employee granted an Incentive Option does not recognize taxable income either at the date of grant or at the date of its timely exercise. However, the excess of the fair market value of common stock received upon exercise of the Incentive Option over the Plan Option exercise price is an item of tax preference under Section 57(a)(3) of the Code and may be subject to the alternative minimum tax imposed by Section 55 of the Code. Upon disposition of stock acquired on exercise of an Incentive Option, long-term capital gain or loss is recognized in an amount equal to the difference between the sales price and the Incentive Option exercise price, provided that the option holder has not disposed of the stock within two years from the date of grant and within one year from the date of exercise. If the Incentive Option holder disposes of the acquired stock (including the transfer of acquired stock in payment of the exercise price of an Incentive Option) without complying with both of these holding period requirements (“Disqualifying Disposition”), the option holder will recognize ordinary income at the time of such Disqualifying Disposition to the extent of the difference between the exercise price and the lesser of the fair market value of the stock on the date the Incentive Option is exercised (the value six months after the date of exercise may govern in the case of an employee whose sale of stock at a profit could subject him to suit under Section 16(b) of the Securities Exchange Act of 1934) or the amount realized on such Disqualifying Disposition. Any remaining gain or loss is treated as a short- term or long-term capital gain or loss, depending on how long the shares are held. In the event of a Disqualifying Disposition, the Incentive Option tax preference described above may not apply (although, where the Disqualifying Disposition occurs subsequent to the year the Incentive Option is exercised, it may be necessary for the employee to amend his return to eliminate the tax preference item previously reported). We are not entitled to a tax deduction upon either exercise of an Incentive Option or disposition of stock acquired pursuant to such an exercise, except to the extent that the option holder recognized ordinary income in a Disqualifying Disposition. If the holder of an Incentive Option pays the exercise price, in full or in part, with shares of previously acquired common stock, the exchange should not affect the Incentive Option tax treatment of the exercise. No gain or loss should be recognized on the exchange, and the shares received by the employee, equal in number to the previously acquired shares exchanged therefore, will have the same basis and holding period for long-term capital gain purposes as the previously acquired shares. The employee will not, however, be able to utilize the old holding period for the purpose of satisfying the Incentive Option statutory holding period requirements. Shares received in excess of the number of previously acquired shares will have a basis of zero and a holding period which commences as of the date the common stock is issued to the employee upon exercise of the Incentive Option. If an exercise is affected using shares previously acquired through the exercise of an Incentive Option, the exchange of the previously acquired shares will be considered a disposition of such shares for the purpose of determining whether a Disqualifying Disposition has occurred.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 29, 2009 there were an aggregate of:

•	76,722,261 shares of common stock,

•	4,125,224 shares of 5% Series A Preferred Stock,

issued and outstanding. These securities comprise our “Voting Securities”. The holders of our shares of common stock are entitled to one vote for each outstanding share on all matters submitted to our stockholders. The holders of the 5% Series A Preferred Stock are also entitled to vote on matters submitted to our stockholders, with one vote for each share of common stock into which these series of our preferred stock are convertible. Based upon the current conversion price for the 5% Series A Preferred Stock, on April 29, 2009, these holders are entitled to 2,750,149 votes at a meeting of our stockholders and the common stockholders are entitled to 76,722,261 votes, for an aggregate of 79,472,411 votes for all currently outstanding Voting Securities.

The following table sets forth, as of April 29, 2009, information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from April 29, 2009 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of April 29, 2009 have been exercised or converted.

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

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage of Voting Securities
Cornelis F. Wit (1)	29,987,044	27.68%

Fernando Montero (2)	7,333,411	7.67%

Guus van Kesteren (3)	3,938,103	4.13%

Matthew D. Veatch (4)	455,000	0.48%

Randall G. Smith (5)	2,786,422	2.91%

Ronald T. Linares (6)	1,404,262	1.48%

Stephen E. Johnson (7)	700,000	0.74%

Nico Letschert (8)	5,675,425	5.62%

Gregory Elias (9)	7,044,358	7.48%

Noesis International Holdings (10)	5,279,122	5.38%

Noesis N.V. (11)	6,372,628	6.76%

All Directors and Officers as a group (seven persons) (12)	46,604,242	40.87%

(1)	Includes vested options to purchase an aggregate of 1,350,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from December 2009 to April 2014, 12,765,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 12,240,000 shares of our common stock issuable upon conversion of Secured Convertible Notes.
(2)	Includes vested options to purchase an aggregate of 225,000 shares of our common stock at exercise prices ranging from $0.61 to $0.70 per share with expiration dates ranging from April 2013 to August 2014. Also includes 1,100,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 400,000 shares of our common stock issuable upon conversion of Secured Convertible Notes and 2,500,000 shares of common stock held by Atlantic Balanced Fund, a corporation formed under the laws of the British Virgin Islands (“ABF”). Mentor Capital Corporation is the fund manager for ABF and has voting and dispositive control over the shares held by ABF. Mr. Montero is the president, director and sole owner of Mentor Capital Corporation and may be considered the beneficial owner of the 2,500,000 shares and convertible warrants and Convertible Notes held by ABF. Includes 2,000,000 shares of common stock owned by Atlantic Security Bank (“ASB”), an entity in which Fernando Montero is a director and pursuant to an agreement holds voting and dispositive control for shares owned in OmniComm.
(3)	Includes vested options to purchase an aggregate of 375,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2010 to April 2014, 845,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 320,000 shares of our common stock issuable upon conversion of Convertible Notes.

(4)	Includes vested options to purchase an aggregate of 375,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2010 to April 2014, and 30,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 30,000 shares of our common stock issuable upon conversion of Convertible Notes.
(5)	Includes vested options to purchase an aggregate of 1,384,270 shares of our common stock at prices ranging from $0.25 to $2.75 per share with expiration dates ranging from July 2009 to April 2014 and 10,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 10,000 shares of our common stock issuable upon conversion of Convertible Notes., .
(6)	Includes vested options to purchase an aggregate of 403,500 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from July 2009 to December 2014, 337,500 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 250,000 shares of our common stock issuable upon conversion of Convertible Notes.
(7)	Includes vested options to purchase an aggregate of 600,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2010 to April 2014 and 50,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 50,000 shares of our common stock issuable upon conversion of Convertible Notes.
(8)	Nico Letschert is the Chief Executive Officer of Noesis Capital Corp., a broker dealer and a member of FINRA who acted as the placement agent for our Series C Preferred Stock Offering and certain other offerings. Includes 1,213,190 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $.25 to $0.595 per share with expiration dates ranging from May 2009 to March 2014 held by Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option held by Noesis Capital Corp. Also includes 725,928 shares of common stock held by Noesis International Holdings, the parent company of Noesis Capital Corp. The address for Noesis International Holdings and Noesis Capital Corp is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487. Nico Letschert has voting and dispositive control over the securities owned by Noesis Capital Corp. and Noesis International Holdings.
(9)	Includes 6,372,628 shares of our common stock held by Noesis NV. Also includes 638,397 shares of our common stock and 33,333 shares of our common stock upon conversion of our 5% Series A Convertible Preferred Stock held by Max Power. Gregory Elias has voting and dispositive control over the Securities owned by Noesis NV and Max Power.
(10)	Includes 1,213,190 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $.25 to $0.595 per share with expiration dates ranging from May 2009 to March 2014 held by Noesis Capital Corp. Also includes 993,900 shares of our common stock issuable upon the conversion of shares of our Series C Preferred Stock and 496,950 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.25 per share pursuant to a Placement Agent Unit Option held by Noesis Capital Corp. Noesis Capital is a wholly-owned subsidiary of Noesis International Holdings. The address for Noesis International Holdings and Noesis Capital Corp is 1801 Clint Moore Road, Suite 100, Boca Raton, FL 33487. Nico Letschert has voting and dispositive control over the securities owned by Noesis Capital Corp. and Noesis International Holdings.
(11)	Includes 6,372,628 shares of our common stock held by Noesis NV. Gregory Elias has voting and dispositive control over the Securities owned by Noesis NV.
(12)	Includes footnotes (1) through (7).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

During the year ended December 31, 2008 we have incurred $216,810 in interest expense payable to related parties for the transaction described above.

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

Director Independence

Our board of directors has determined that Matthew D. Veatch, Guus van Kesteren and Fernando Montero are “independent” directors as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Greenberg & Co., LLC has served as our independent auditors for fiscal year 2008 and 2007. Greenberg & Co. has served as our auditors since July 1999. The following table sets forth the fees billed by our independent auditors for each of our last two fiscal years for the categories of services indicated.

	Fiscal 2007	Fiscal 2008
Audit Fees	$62,000	$98,500
Audit-Related Fees	$15,000	$7,500
Tax Fees	0	0
All Other Fees	0	0

Total	$77,000	$106,000

Audit Fees

The aggregate audit fees billed by Greenberg & Co. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB during the fiscal year ended December 31, 2007 were $45,500. The aggregate audit fees billed to us by Greenberg & Co. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K during the fiscal year ended December 31, 2008 were approximately $66,000. The aggregate audit fees billed to us by Greenberg & Co. for the review of quarterly financial statements included in our quarterly reports on Form 10-QSB for the quarters ending March 31, June 30, and September 30, 2007 were approximately $16,500 and $32,500 for the quarters ending March 31, June 30 and September 30, 2008.

Audit Related Fees

For the fiscal year ended December 31, 2007 the aggregate fees billed for assurance and related services by Greenberg & Co. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $15,000. For the fiscal year ended December 31, 2008 the aggregate fees billed for assurance and related services by Greenberg & Co. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $7,500.

Tax Fees

For the fiscal year ended December 31, 2007 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2008 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2007 or 2008.

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

All of the services provided by Greenberg & Co. described above under the captions “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

All of the work performed during the course of this audit was completed by full-time employees of Greenberg and Co., LLC.

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

Dated: April 30, 2009

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	April 30, 2009

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	April 30, 2009

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	April 30, 2009

/s/ Guus van Kesteren Guus van Kesteren	Director	April 30, 2009

/s/ Matthew D. Veatch Matthew D. Veatch	Director	April 30, 2009

/s/ Fernando Montero Fernando Montero	Director	April 30, 2009

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.