Form 10-Q
period 2009-03-31
OMNICOMM SYSTEMS INC
filed 2009-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 under the Securities Exchange Act of 1934. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of May 12, 2009: 76,720,982 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE

MONTH PERIOD ENDED MARCH 31, 2009

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37

Item 4T	Controls and Procedures.	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	38

Item 1A.	Risk Factors.	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Security Holders.	38

Item 5.	Other Information.	38

Item 6.	Exhibits.	39

SIGNATURES		40

Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer - Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer - Ronald T. Linares

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,060,874	$2,035,818
Accounts receivable, net of allowance for doubtful accounts of $158,486 and $150,933 in 2009 and 2008, respectively	1,207,341	2,607,893
Prepaid expenses	91,861	98,562

Total current assets	3,360,076	4,742,273

PROPERTY AND EQUIPMENT, net	759,017	769,228

OTHER ASSETS
Other assets	22,066	17,641

TOTAL ASSETS	$4,141,159	$5,529,142

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,110,470	$1,085,700
Notes payable, current portion	-0-	111,800
Deferred revenue, current portion	3,345,653	3,549,058
Patent litigation settlement liability, current portion	308,904	241,464
Convertible notes payable, current portion	75,000	384,043

Total current liabilities	4,840,027	5,372,065

Notes payable - long term	111,800	-0-
Notes payable related parties - long term	137,500	197,500
Deferred revenue - long term	921,381	885,200
Convertible notes payable, related parties, net of current portion	4,550,060	4,165,025
Convertible notes payable, net of current portion	199,508	156,752
Patent litigation settlement liability	1,915,757	1,929,019
Conversion feature liability, related parties, net of current portion	576,480	1,185,960
Conversion feature liability, net of current portion	33,560	71,942
Warrant liability, related parties	1,212,106	2,017,160
Warrant liability	359,212	620,801

TOTAL LIABILITIES	14,857,391	16,601,424

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,125,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125

Common stock – 150,000,000 shares authorized, 76,720,982 and 76,579,951 issued and outstanding, respectively, at $.001 par value	77,687	77,546
Additional paid in capital – preferred	3,718,054	3,718,054
Additional paid in capital – common	33,686,854	33,430,270
Accumulated other comprehensive income/(loss)	3,221	989
Less: Treasury stock, cost method, 1,014,830 and 1,014,830 shares, respectively	(503,086)	(503,086)
Accumulated deficit	(47,703,087)	(47,800,180)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(10,716,232)	(11,072,282)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,141,159	$5,529,142

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2009	2008
Total revenues	$2,416,657	$1,012,044

Cost of sales	494,820	318,566

Gross margin	1,921,837	693,478

Operating expenses
Salaries, benefits and related taxes	2,191,509	2,136,415
Rent & occupancy expenses	138,587	126,395
Consulting services	38,709	123,665
Legal and professional fees	112,663	56,898
Travel	60,898	117,819
Telephone and internet	30,306	38,508
Selling, general and administrative	248,198	122,827
Bad Debt Expense	7,553	-0-
Depreciation and amortization	65,699	67,076

Total operating expenses	2,894,122	2,789,603

Operating income (loss)	(972,285)	(2,096,125)

Other income (expense)
Interest expense	(648,589)	(304,057)
Interest income	3,461	5,339
Gain on Extinguishment of Debt	432	-0-
Unrealized Gain on Derivative Liabilities	1,714,074	272,553

Income (loss) before taxes and preferred dividends	97,093	(2,122,290)

Net income (loss)	97,093	(2,122,290)

Preferred stock dividends in arrears Series A Preferred	(49,531)	(49,957)
Preferred stock dividends in arrears Series B Preferred	-0-	(9,753)
Preferred stock dividends in arrears Series C Preferred	-0-	(67,245)

Total preferred stock dividends	(49,531)	(126,955)

Net income (loss) attributable to common stockholders	$47,562	$(2,249,245)

Net income (loss) per share, basic and diluted	$0.00	$(0.04)

Weighted average number of shares outstanding, basic and diluted	76,581,518	59,294,171

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$97,093	$(2,122,290)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued in lieu of salary	42,310	-0-
Gain on extinguishment of debt	(432)	-0-
Unrealized gain on derivatives	(1,714,074)	(272,553)
Interest expense from derivative instruments	431,248	274,833
Employee stock option expense	214,415	326,207
Depreciation and amortization	65,699	67,076
Change in assets and liabilities:
Accounts receivable	1,400,552	292,491
Prepaid expenses	6,701	(123,701)
Other assets	(4,425)	32
Accounts payable and accrued expenses	24,772	36,997
Patent settlement liability	54,178	-0-
Deferred revenue	(167,225)	115,226

Net cash provided by (used in) operating activities	450,812	(1,405,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,488)	(168,121)

NET Net cash provided by (used in) investing activities	(55,488)	(168,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	-0-	2,166,220
Repayments of notes payable	(360,000)	-0-
Payments on convertible notes payable	(12,500)	-0-

Net cash provided by (used in) financing activities	(372,500)	2,166,220

Effect of exchange rate change on cash and cash equivalents	2,232	(702)

Net increase (decrease) in cash and cash equivalents	25,056	591,715
Cash and cash equivalents at beginning of period	2,035,818	481,961

Cash and cash equivalents at end of period	$2,060,874	$1,073,676

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(continued)

(unaudited)

	For the three months ended March 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$192,034	$7,149

Non-cash Transactions
Conversion of Series B Preferred Stock into common stock	$-0-	$191,518
Common stock issued pursuant to anti-dilution provision	$-0-	$157,445
Conversion of series C preferred stock into shares of common stock	$-0-	$3,684,407
Common stock issued in lieu of salary	$42,310	$-0-

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2008, we spent approximately $897,000 on research and development activities, the majority of which represented salaries to our developers. During the first quarter of fiscal 2009 and fiscal 2008 we spent approximately $239,000 and $211,000, respectively, on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation. These reclassifications did not have any effect on net income (loss) or shareholders’ equity.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fees associated with each business activity for the three month periods ended March 31, 2009 and March 31, 2008, respectively are:

	Three months ended
Business Activity	March 31, 2008	March 31, 2009
Clinical Trial Setup	643,618	$1,269,870
Change Orders	74,135	142,674
Maintenance Fees	294,291	404,150
License Transfers	-0-	431,891
Professional Services	-0-	168,072

Total Revenues	$1,012,044	$2,416,657

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $150,933 and $158,486 as of December 31, 2008 and March 31, 2009, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2009. Prior to 2008 the Company has not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During fiscal 2008 and continuing during the first quarter of 2009, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management’s expectations. The overall downturn in the U.S. economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 24% and another customer accounted for 20% of our revenues during the first three months of 2009 or approximately $570,000 and $482,000, respectively. One customer accounted for 11% and another customer accounted for 10% of our revenues during the three-month period ended March 31, 2008 or approximately $107,000 and $102,000, respectively. One customer accounted for 36% of our revenues for the year ended December 31, 2008, or approximately $2,238,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable.

	Revenues		Accounts Receivable
For the periods ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
12/31/2008	1	36%	2	71%
3/31/2008	2	21%	4	70%
3/31/2009	2	44%	1	35%

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	For the periods ended
	December 31, 2008	March 31, 2009
Beginning of period	$2,586	$150,933
Bad debt expense	148,347	7,553
Write-offs	-0-	-0-

End of period	$150,933	$158,486

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of March 31 2009, the Company had $4,267,034 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $3,345,653 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9. SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $20,301 and $43,864 for the first quarter ended March 31, 2009 and March 31, 2008, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During fiscal 2008, we spent approximately $897,000 on research and development activities, the majority of which represented salaries to our developers. During the first three months of fiscal 2009 and fiscal 2008 we spent approximately $239,000 and $211,000, respectively, on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2008 and March 31, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the three month periods ended March 31, 2009 and March 31, 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to March 31, 2009 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 76,581,518 and 59,294,171 for the three month periods ended March 31, 2009 and March 31, 2008, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 11,042,770 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at March 31, 2009. Stock warrants to purchase 22,717,757 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at March 31, 2009.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In April 2009, FASB issued Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 107-1 and Accounting Principles Board Opinions, or APB, No. 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 115-2 and SFAS No. 124-2 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on the Company’s consolidated results of operations and financial position.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of historical operating losses, and accumulated deficits for the three month period ending March 31, 2009 there is doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	March 31, 2009		December 31, 2008
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,100,105	$604,380	$1,053,805	$574,963	5 years
Leasehold improvements	55,751	29,321	55,751	26,698	5 years
Computer software	677,263	480,403	675,392	449,123	3 years
Office furniture	100,659	60,657	93,342	58,278	5 years

	$1,933,778	$1,174,761	$1,878,290	$1,109,062

Depreciation expense for the three month periods ended March 31, 2009 and March 31, 2008 was $65,699 and $67,076 respectively.

NOTE 5:	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ACCRUED PAYROLL TAXES

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Accounts payable	$692,541	$652,124
Accrued payroll and related costs	243,673	148,748
Other accrued expenses	18,097	19,470
Accrued interest	156,159	265,358

Total accounts payable and accrued expenses	$1,110,470	$1,085,700

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 6:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding, and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 24,878,153 and 51,319,582 have been omitted from the calculation of dilutive EPS for the three month periods ended March 31, 2008 and March 31, 2009, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	Three Month Periods Ended
	Income Numerator	March 31, 2008 Shares Denominator	Per-Share Amount	Income Numerator	March 31, 2008 Shares Denominator	Per-Share Amount
Basic EPS	$(2,249,245)	59,294,171	$(0.04)	$47,562	76,581,518	$0.00
Effect of Dilutive Securities None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,249,245)	59,294,171	$(0.04)	$47,562	76,581,518	$0.00

NOTE 7:	NOTES PAYABLE

At March 31, 2009, the Company owed $249,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$-0-	$137,500
01/01/09	10/01/10	9.00%	51,800	-0-	51,800
01/01/09	10/01/10	9.00%	60,000	-0-	60,000

			$249,300	$-0-	$249,300

NOTE 8:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2008, approximately $787,500 of the Convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

As of March 31, 2009 the Company is in default on interest payments owed totaling $74,077 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the three month period ended March 31, 2009, we incurred and recorded $1,869 in interest expense on the 10% Convertible Notes.

The following table summarizes the convertible debt activity the Company has undertaken during fiscal 2008 and 2009.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Discount Amortized	Discount at 3/31/09	Principal at 3/31/09
2/29/2008	10%	$2,325,000	$1,648,993	$1,648,993	$—	$—
6/10/2008	10%	210,000	162,352	40,588	—	—
8/29/2008	10%	1,325,000	845,350	845,350	—	—
8/29/2008	10%	2,270,000	2,052,080	598,523	1,453,557	2,270,000
12/1/2008	12%	300,000	6,914	6,914	—	—
12/16/2008	12%	5,075,000	1,370,250	228,375	1,141,875	5,075,000

		$11,505,000	$6,085,939	$3,368,743	$2,595,432	$7,345,000

The convertible note dated June 10, 2008 was voluntarily converted by the holder of the convertible note into the private placement of convertible notes totaling $2,270,000 completed by the Company on August 29, 2008. The full amount of the discount originally allocated, $162,352, was only partially amortized in the amount of $40,588 due to the premature conversion of the convertible note.

NOTE 9:	FAIR VALUE MEASUREMENT

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows:

	3/31/09	Quoted prices in active markets for identical liabilities (Level 1)
Derivatives:
Conversion feature liability	$610,040	$610,040
Warrant liability	1,571,318	1,571,318

Total of Derivatives	$2,181,358	$2,181,358

The Income approach was used as a valuation technique.

	Other Income For the three month period ended
	March 31, 2009	March 31, 2008
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at the reporting date	$1,714,074	$272,553

Total gains included in earnings	$1,714,074	$272,553

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2009 are as follows:

2009	$338,656
2010	463,471
2011	248,100
2012	-0-
2013	-0-

Total	$1,050,227

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $138,587 and $126,395 for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

The Company’s corporate office lease expires in July 2011.

PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. The annual minimum royalty payments per year are as follows:

2009	$255,392
2010	500,000
2011	300,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,755,392

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

During the three month period ended March 31, 2009 the Company recorded a charge to earnings in the amount of $54,178 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month period ended March 31, 2009 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments

NOTE 11:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008. The Company repaid $60,000 in principal on this promissory note during the quarter ended March 31, 2009.

We incurred $4,151 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company during the quarter ended March 31, 2008 and $3,895 for the three month period ended March 31, 2009.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

During the three month period ended March 31, 2009, the Company issued 141,032 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The share were valued at $0.30 per share and were issued in lieu of salary for the three month period ended March 31, 2009.

During the three month period ended March 31, 2009 we have incurred $198,591 in interest expense payable to related parties and $4,603 for the three month period ended March 31, 2008.

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

As of March 31, 2009 we had the following outstanding securities:

•	76,720,982 shares of common stock issued and outstanding;

•	22,717,757 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding;

•	12% Convertible Debentures; and

•	10% Convertible Notes.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Convertible Debentures

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to eleven accredited investors including our Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2007	$7,957	$7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	989	989
2009 Activity	2,232	2,232

Balance March 31, 2009	$3,221	$3,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

We are a healthcare technology company that provides Electronic Data Capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, Clinical Research Organizations (“CRO”), and other clinical trial sponsors via our Web-based software, TrialMaster. TrialMaster allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information. All of our personnel are involved in the development, marketing or provide support services for customers of TrialMaster and its related products and services.

During fiscal 2009 we will seek to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial Sponsors with high value eClinical applications and services;

•	Emphasizing low operating costs;

•	Continued emphasis on expanding our business model by offering our software solution, TrialMaster, on a licensed basis in addition to our existing hosted-services solutions;

•	Broadening our eClinical suite of services and software applications on an organic R & D basis, and on a selective basis via the acquisition or licensing of complementary solutions;

•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

•	Providing EDC services to small and midsize Pharma, Bio-Tech, Medical Device Companies and CROs (Clinical Research Organizations); and

•	Differentiation through service.

According to a 2008 EvaluatePharma report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $120 billion in 2008, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. A 2007 report by Health Industry Insights states that by the end of 2007, approximately 45% of all new Phase I-III studies were initiated using EDC. The report also states that the total addressable market for EDC and eClinical services is expected to grow from approximately $600MM currently to $1.8B in 2010. Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During early 2009 we have increased our marketing and sales personnel both in the U.S. and European markets and will look to aggressively expand the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2008, we spent approximately $897,000, on R & D activities and have spent approximately $239,000 during the first fiscal quarter of 2009. We spent approximately $211,000 on R & D activities during the first fiscal quarter of 2008. The majority of these expenses represent salaries to our developers which include costs associated with customization of the TrialMaster software for our client’s projects.

The Three-Month period-ended March 31, 2009 Compared With the Three-Month period ended March 31, 2008

Results of Operations

A summarized version of our results of operations for the first quarter ended March 31, 2009 and March 31, 2008 is included in the table below.

Summarized Statement of Operations

	For the quarters ended March 31,
	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Total revenues	$2,416,657		$1,012,044		$1,404,613	138.8%

Cost of sales	494,820	20.5%	318,566	31.5%	176,254	55.3%

Gross margin	1,921,837	79.5%	693,478	68.5%	1,228,359	177.1%

Salaries, benefits and related taxes	2,191,509	90.7%	2,136,415	211.1%	55,094	2.6%
Rent	138,587	5.7%	126,395	12.5%	12,192	9.6%
Consulting	38,709	1.6%	123,665	12.2%	(84,956)	-68.7%
Legal and professional fees	112,663	4.7%	56,898	5.6%	55,765	98.0%
Selling, general and administrative	248,198	10.3%	122,827	12.1%	125,371	102.1%

Total Operating Expenses	2,894,122	119.8%	2,789,603	275.6%	104,519	3.7%

Operating income (loss)	(972,285)	-40.2%	(2,096,125)	-207.1%	1,123,840	-53.6%

Interest Expense	(648,589)	-26.8%	(304,057)	-30.0%	(344,532)	113.3%
Interest income	3,461	0.1%	5,339	0.5%	(1,878)	-35.2%
Unrealized Gain on Derivatives	1,714,074	70.9%	272,553	26.9%	1,441,521	528.9%

Net income (loss)	97,093	4.0%	(2,122,290)	-209.7%	2,219,383	-104.6%

Total preferred stock dividends	(49,531)	-2.0%	(126,955)	-12.5%	77,424	-61.0%

Net income (loss) attributable to common stockholders	$47,562	2.0%	$(2,249,245)	-222.2%	$2,296,807	-102.1%

Net income (loss) per share	$0.00		$(0.04)

Weighted average number of shares outstanding	76,581,518		59,294,171

Results of Operations

Revenues for the three-month period ended March 31, 2009 were $2,416,657 compared to $1,012,044 for the three-month period ended March 31, 2008, an increase of 138.8%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $500 million market in 2008, with an annualized 15% growth rate for the next three-to-five years. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the three-month period ended March 31, 2008 approximately 63.6% of revenues were generated by trial setup activities, 29.1% were generated from on-going maintenance fees and approximately 7.3% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended March 31, 2009 we generated 52.5% of revenues from setup fees, 16.7% from on-going maintenance fees, 17.9% of revenues from licensing TrialMaster, 7.0% of revenues from consulting and professional services and 5.9% of revenues from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 40% of our revenues during the three-month period ended March 31, 2008 and approximately 62% of our revenues during the three-month period ended March 31, 2009. One customer accounted for 11% and another accounted for 10% of our revenues during three-month period ended March 31, 2008. One customer accounted individually for 24% of our revenues during three-month period ended March 31, 2009 and another for 20% of revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $494,820 for the three-month period ended March 31, 2009 from $318,566 for the three-month period ended March 31, 2008, an increase of 55.3%. Cost of goods sold were approximately 31.5% of sales for the three-month period ended March 31, 2008 compared to 20.5% for the three-month period ended March 31, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the three-month period ended March 31, 2009 due to an increase of approximately $31,000 for costs associated with delivery of training and implementation of TrialMaster, an increase of $19,000 in costs associated with third-party services associated with the delivery of our application to customers and the addition of four additional programmers and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 25% of revenues associated with those engagements.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during fiscal 2009. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster, (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.

Salaries and related expenses are our biggest expense at 76.6% of total Operating Expenses for the three-month period ended March 31, 2008 and 75.7% of total Operating Expenses for the three-month period ended March 31, 2009 . Salaries and related expenses totaled $2,136,415 for the three-month period ended March 31, 2008 compared to $2,191,509 for the three-month period ended March 31, 2009, an increase of 2.6%. We currently employ approximately 49 employees out of our Ft. Lauderdale, Florida corporate office, 12 out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added and expect to continue to selectively add experienced sales and marketing personnel in fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the three-month period ended March 31, 2008 and three-month period ended March 31, 2009 we incurred $326,207 and $214,415, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $12,192 during the three-month period ended March 31, 2009 when compared to the three-month period ended March 31, 2008. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010.

Consulting services expense was $38,709 for the three-month period ended March 31, 2009 compared with $123,665 for the three-month period ended March 31, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs.

Legal and professional fees totaled $56,898 for the three-month period ended March 31, 2008 compared with $112,663 for the three-month period ended March 31, 2009, an increase of approximately $55,765. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During three-month period ended March 31, 2009, we spent approximately $29,700 on legal fees associated with our defense in an alleged patent infringement lawsuit compared with $0 during the three-month period ended March 31, 2008. That lawsuit was settled in April 2009. Because of the lawsuit settlement the Company does not expect to incur any ongoing fees associated with the matter.

Selling, general and administrative expenses (“SGA”) were $122,827 for the three-month period ended March 31, 2008 compared to $248,198 for the three-month period ended March 31, 2009, an increase of 102.1%. SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $23,563 from $43,864 for the three-month period ended March 31, 2008 to $20,301 for the three-month period ended March 31, 2009, a decrease of approximately 53.7%. We expect SGA, and more specifically sales and marketing expenses, to increase as we intensify and extend our selling and marketing efforts during the second half of fiscal 2009. We have budgeted approximately $400,000 for marketing expenditures for the balance of 2009. Our SGA expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are expected to increase during the second and third quarters of fiscal 2009. Included in SGA for the first quarter of fiscal 2009 is $54,177 in expense pertaining to our patent license with Data Sci, LLC.

Interest expense was $648,589 during the three-month period ended March 31, 2009 compared to $304,057 for the three-month period ended March 31, 2008, an increase of $344,532. Interest incurred to related parties was $198,591 during the three-month period ended March 31, 2009 and $8,754 for the three-month period ended March 31, 2008. The increase in interest expense can be attributed to debt financings that were completed during fiscal 2008. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of those financings. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$431,248	$274,833	$156,415
Feb. 2008 Secured Convertible Debentures	0	20,384	-20,384
August 2008 Convertible Notes	55,973	0	55,973
December 2008 Convertible Notes	150,165	0	150,165

Total	$637,386	$295,217	$342,169

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties micro-cap firms have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 were obtained at the best terms available to the Company. During the three-month period ended March 31, 2008 we issued $2,325,000 in Secured Convertible Debt, including $525,000 to members of our Board of Directors and Officers of the Company. During the three-month period ended March 31, 2009, we did not enter into any capital raising transactions.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded an unrealized gain of $1,714,074 during the three-month period ended March 31, 2009 compared with an unrealized gain of $272,553 during the three-month period ended March 31, 2008. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.

There were arrearages of $49,957 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the three-month period ended March 31, 2008, compared with arrearages of $49,531 in 5% Series A Preferred Stock dividends for the three-month period ended March 31, 2009. We deducted $126,955 and $49,531 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended March 31, 2008 and March 31, 2009, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	March 31, 2009	December 31, 2008	Change
Cash	2,060,874	2,035,818	25,056

Accounts Receivable, net of allowance for doubtful accounts	1,207,341	2,607,893	(1,400,552)

Current Assets	3,360,076	4,742,273	(1,382,197)

Accounts Payable and accrued expenses	1,110,470	1,085,700	24,770

Notes payable, current portion	—	111,800	(111,800)

Patent litigation settlement liability, current portion	308,904	241,464	67,440

Deferred revenue, current portion	3,345,653	3,549,058	(203,405)

Convertible notes payable, current portion	75,000	384,043	(309,043)

Current Liabilities	4,840,027	5,372,065	(532,038)

Working Capital (Deficit)	(1,479,951)	(629,792)	(850,159)

	Disclosure for the three month periods ended
	March 31, 2009	March 30, 2008
Net cash provided by (used in) operating activities	450,812	(1,405,682)

Net cash provided by (used in) investing activities	(55,488)	(168,121)

Net cash provided by financing activities	(372,500)	2,166,220

Net increase (decrease) in cash and cash equivalents	25,056	591,715

Cash and cash equivalents increased by $25,056 from $2,035,818 at December 31, 2008 to $2,060,874 at March 31, 2009. This was the result of cash used in financing activities of $372,500 offset by cash provided by operating activities of approximately $450,812 and $55,488 used in investing activities. The significant components of the activity include income from operations of approximately $97,093, non-cash items in the amount of $960,834 and increases in cash of $1,314,554 from changes in working capital accounts.

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

Presently, we have approximately $350,000 planned for capital expenditures to further the Company’s growth during fiscal 2009 which we expect to fund through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2009:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	249,300	0		249,300	(2)	0	0
Convertible Notes	7,420,000	75,000	(3)	7,345,000	(4)

Operating Lease Obligations	1,050,227	453,057		457,725		139,445	—

Patent Litigation Settlement (5)	2,087,207	324,707		525,000		337,500	900,000
Financial Advisory Agreement	67,500	67,500	(6)	0		0	0

Total	10,874,234	920,264		8,577,025		476,945	900,000

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010 and $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
4.	Includes $2,270,000 in 10% Convertible Notes that mature in August 2010 and $5,075,000 in 12% Convertible Notes that mature in December 2010.
5.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.
6.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $149,077 on our 10% Convertible Notes. We were in default effective January 30, 2002.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock, which debentures bear interest at 10% per annum, and matured on August 29, 2008. On August 29, 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. In accordance with the Extension, the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at $0.50 per share conversion price. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The exercise price of the Extension Warrants is $0.60 per share. On December 1, 2008 we repaid $500,000 of Debentures and on December 16, 2008 $525,000 of the Debentures were converted by four investors including two of our directors and one of our officers into a private placement of Convertible Notes. The remaining $300,000 was extended and the maturity date was changed to January 31, 2009. The Convertible Notes were satisfied on their maturity date in January 2009.

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

On August 29, 2008, we sold, $2,270,000 in principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

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

We experienced increased success in marketing TrialMaster during fiscal 2008 and early fiscal 2009. We entered into approximately $20 million in contracts during the year for trials to be serviced over the next five years. These contracts included 63 clinical trial engagements with 20 new clients. These contracts may however, be terminated by our clients at any time. Our focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility that our Phase I TrialMaster product provides us. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2009, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

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

During the year ended December 31, 2008, we raised an aggregate of $6,420,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer and a director of which $6,120,000 is outstanding as of March 31, 2009. Additionally, Guus van Kesteren, Director, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $160,000 and $200,000, respectively in principal amounts of convertible debentures during the fiscal year ended December 31, 2008. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable term or at all.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses and accumulated deficits for the periods ending March 31, 2009, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2009.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued Financial Accounting Standards Board, or FASB, Staff Position, or FSP, SFAS No. 107-1 and Accounting Principles Board Opinions, or APB, No. 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 115-2 and SFAS No. 124-2 will not have a material impact on the Company’s consolidated results of operations and financial position.

In April 2009, FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on the Company’s consolidated results of operations and financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2009, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of March 31, 2009.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred subsequent to the ate of their evaluation and up to the filing date of this annual report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

In connection with the lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland (the “Court”) by DataSci, LLC (“DataSci”) against Omnicomm alleging infringement of a U.S. patent no. 6,496,827 b2 entitled “methods and apparatus for the centralized collection and validation of geographically distributed clinical study data with verification of input data to the distributed system” (“licensed patent”) claimed to be owned by DataSci. On April 20, 2009, DateSci and Omnicomm entered into and filed a Stipulated Order of Dismissal (the “Dismissal”) of the lawsuit and on April 22, 2009 the Court approved the Dismissal.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with the lawsuit filed by DataSci, on April 9, 2009 we entered into a Settlement and License Agreement pursuant to which and in consideration for the agreement, we issued DataSci a warrant to purchase 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant can be exercised by DataSci on April 9, 2011 into 1,000,000 shares of our common stock or upon its sole discretion DataSci may elect to require us to redeem the warrant for $300,000 in cash in lieu of exercising the warrant. The warrants were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

On March 31, 2009, the Company issued 141,032 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The share were valued at $0.30 per share and were issued in lieu of salary for the three month period ended March 31, 2009. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

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

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 14, 2009

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	May 14, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.