Form 10-Q
period 2009-06-30
OMNICOMM SYSTEMS INC
filed 2009-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of August 12, 2009: 84,966,683 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX

MONTH PERIOD ENDED JUNE 30, 2009

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	45
Item 4T	Controls and Procedures.	45
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	47
Item 1A.	Risk Factors.	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47
Item 3.	Defaults Upon Senior Securities.	47
Item 4.	Submission of Matters to a Vote of Security Holders.	47
Item 5.	Other Information.	48
Item 6.	Exhibits.	48
SIGNATURES
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer—Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer—Ronald T. Linares

PART I. - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$937,304	$2,035,818
Accounts receivable, net of allowance for doubtful accounts of $112,317 and $150,933 in 2009 and 2008, respectively	858,071	2,607,893
Prepaid expenses	145,612	98,562

Total current assets	1,940,987	4,742,273

PROPERTY AND EQUIPMENT, net	1,110,943	769,228

OTHER ASSETS
Intangible assets, net	1,392,698	-0-
Other assets	23,297	17,641

TOTAL ASSETS	$4,467,925	$5,529,142

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,014,283	$1,085,700
Notes payable, current portion		111,800
Deferred revenue, current portion	3,509,523	3,549,058
Patent litigation settlement liability, current portion	701,305	241,464
Convertible notes payable, current portion	75,000	384,043

Total current liabilities	5,300,111	5,372,065

Notes payable—long term	111,800	-0-
Notes payable related parties—long term	137,500	197,500
Deferred revenue—long term	860,041	885,200
Convertible notes payable, related parties, net of current portion	4,935,094	4,165,025
Convertible notes payable, net of current portion	242,265	156,752
Patent litigation settlement liability, net of current portion	1,765,866	1,929,019
Conversion feature liability, related parties, net of current portion	176,688	1,185,960
Conversion feature liability, net of current portion	9,450	71,942
Warrant liability, related parties	588,612	2,017,160
Warrant liability	166,088	620,801

TOTAL LIABILITIES	14,293,515	16,601,424

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,125,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125

Common stock – 150,000,000 shares authorized, 84,966,683 and 76,579,951 issued and outstanding, respectively, at $.001 par value	85,934	77,546
Additional paid in capital—preferred	3,718,054	3,718,054
Additional paid in capital—common	35,622,270	33,430,270
Accumulated other comprehensive income/(loss)	5,846	989
Less: Treasury stock, cost method, 1,014,830 and 1,014,830 shares, respectively	(503,086)	(503,086)
Accumulated deficit	(48,758,733)	(47,800,180)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(9,825,590)	(11,072,282)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,467,925	$5,529,142

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2009	2008	2009	2008

Revenues	$4,230,976	$2,651,584	$1,814,319	$1,639,540

Net sales	4,230,976	2,651,584	1,814,319	1,639,540

Cost of sales	946,245	658,436	451,425	339,870

Gross margin	3,284,731	1,993,148	1,362,894	1,299,670

Operating expenses

Salaries, benefits and related taxes	4,288,207	4,262,136	2,096,699	2,125,721

Rent & occupancy expenses	274,830	264,842	136,243	138,447

Consulting	89,331	216,496	50,622	92,831

Legal and professional fees	236,880	165,779	124,217	108,882

Travel	179,300	217,933	118,401	100,113

Telephone and internet	65,644	81,272	35,338	42,764

Selling, general and administrative	629,447	294,943	381,249	172,116

Bad Debt Expense	15,741	0	8,188	0

Depreciation and amortization	131,052	221,524	65,353	154,448

Total operating expenses	5,910,432	5,724,925	3,016,310	2,935,322

Operating income (loss)	(2,625,701)	(3,731,777)	(1,653,416)	(1,635,652)

Other income (expense)

Interest expense	(1,292,271)	(1,199,256)	(643,683)	(895,199)

Interest income	4,395	6,593	934	1,254

Loss on extinguishment of debt	432	-0-	-0-	-0-
Unrealized Gain/(Loss) on Derivative Liabilities	2,954,593	227,616	1,240,519	(44,937)

(Loss) before taxes and preferred dividends	(958,552)	(4,696,824)	(1,055,646)	(2,574,534)

Net income (loss)	(958,552)	(4,696,824)	(1,055,646)	(2,574,534)

Preferred stock dividends in arrears Series A Preferred	(102,003)	(98,930)	(52,472)	(48,973)

Preferred stock dividends in arrears Series B Preferred	-0-	(9,753)	-0-	-0-

Preferred stock dividends in arrears Series C Preferred	-0-	(67,245)	-0-	-0-

Total preferred stock dividends	(102,003)	(175,928)	(52,472)	(48,973)

Net income (loss) attributable to common stockholders	$(1,060,555)	$(4,872,752)	$(1,108,118)	$(2,623,507)

Net (loss) per share, basic and diluted	$(0.01)	$(0.07)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	77,010,452	67,287,204	77,434,672	75,226,391

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(958,552)	$(4,696,824)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued in lieu of salary	86,020	24,000
Gain on extinguishment of debt	(432)
Unrealized gain on derivatives	(2,954,593)	(227,616)
Interest expense from derivative instruments	859,039	1,099,329
Employee stock option expense	388,367	565,827
Depreciation and amortization	131,052	221,524
Change in assets and liabilities:
Accounts receivable	1,749,822	(878,965)
Prepaid expenses	(2,343)	(85,397)
Other assets	(5,656)	32
Accounts payable and accrued expenses	(71,417)	382,336
Patent settlement liability	28,901	0
Deferred revenue	(1,019,282)	620,883

Net cash provided by (used in) operating activities	(1,769,074)	(2,974,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	1,150,000	-0-
Purchase of property and equipment	(111,797)	(427,761)

Net cash provided by (used in) investing activities	1,038,203	(427,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs		2,376,220
Repayments of notes payable	(360,000)	600,000
Payments on convertible notes payable	(12,500)

Net cash provided by (used in) financing activities	(372,500)	2,976,220

Effect of exchange rate change on cash and cash equivalents	4,857	(6,877)

Net increase (decrease) in cash and cash equivalents	(1,098,514)	(433,289)
Cash and cash equivalents at beginning of period	2,035,818	481,961

Cash and cash equivalents at end of period	$937,304	$48,672

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008

(continued)

(unaudited)

	For the six months ended June 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$404,420	$44,546

Non-cash Transactions
Conversion of Series A Preferred Stock into common stock		$45,000
Conversion of Series B Preferred Stock into common stock	$0	$191,518
Common stock issued pursuant to anti-dilution provision	$0	$156,133
Conversion of series C preferred stock into shares of common stock	$0	$3,684,407
Common stock issued in lieu of salary	$86,020	$24,000
Common Stock issued for the acquisition of assets and liabilities assumed:
Fixed assets	$36,006	$0
Prepaid expenses	$44,707	$0
Customer list	$1,392,701	$0
Software application code	$324,964	$0
Present value of assumed patent liability	$267,790	$0
Deferred Revenue	$954,588	$0
Common Stock issued for accrued interest	$0	$20,569
Cashless exercise of warrants	$0	$1,007,329

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2008, we spent approximately $897,000 on research and development activities, the majority of which represented salaries to our developers. During the six months ended June 30, 2009 and June 30, 2008 we spent approximately $512,246 and $448,917, respectively, on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

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

The operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The fees associated with each business activity for the six month periods ended June 30, 2009 and June 30, 2008, respectively are:

	Six months ended
Business Activity	June 30, 2008	June 30, 2009
Clinical Trial Setup	$1,817,532	$2,472,988
Change Orders	216,269	293,928
Maintenance Fees	617,783	791,149
License Transfers	0	436,839
Professional Services	0	236,072

Total Revenues	$2,651,584	$4,230,976

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectibility by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $150,933 and $112,317 as of December 31, 2008 and June 30, 2009, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2009. Prior to 2008 the Company has not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During fiscal 2008 and continuing during the first half of 2009, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management’s expectations. The overall downturn in the U.S. economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 28% and another customer accounted for 12% of our revenues during the first six months of 2009 or approximately $1,197,491 and $514,743, respectively. One customer accounted for 21% of our revenues during the six-month period ended June 30, 2008 or approximately $566,572. One customer accounted for 36% of our revenues for the year ended December 31, 2008, or approximately $2,238,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable.

For the periods ended	Revenues		Accounts Receivable
	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
12/31/2008	1	36%	2	71%
6/30/2008	1	21%	1	58%
6/30/2009	2	41%	4	49%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes activity in the Company’s allowance for doubtful accounts.

	For the periods ended
	December 31, 2008	June 30, 2009
Beginning of period	$2,586	$158,486
Bad debt expense	148,347	8,188
Write-offs	-0-	54,357

End of period	$150,933	$112,317

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of June 30, 2009, the Company had $4,369,564 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $3,509,523 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $148,224 and $135,332 for the six-month period ended June 30, 2009 and June 30, 2008, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During fiscal 2008, we spent approximately $897,000 on research and development activities, the majority of which represented salaries to our developers. During the first six months of fiscal 2009 and fiscal 2008 we spent approximately $512,246 and $448,917, respectively, on research and development activities, which include costs associated with customization of the TrialMaster software for our client’s projects.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), which was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees under the terms of the plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the plan document and is more fully described in “Note 15: Employee Equity Incentive Plans of the Company’s Consolidated Audited Financial Statements dated December 31, 2008. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2008 and June 30, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the six month periods ended June 30, 2009 and June 30, 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to June 30, 2009 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 77,010,452 and 67,287,204 for the six month periods ended June 30, 2009 and June 30, 2008, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 11,042,770 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at June 30, 2009. Stock warrants to purchase 22,324,758 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at June 30, 2009.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 77,434,672 and 75,226,391 for the three month periods ended June 30, 2009 and June 30, 2008, respectively. There were no differences between basic and diluted earnings per share.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). This method replaces SFAS No. 141’s cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(R) will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141 (R) is expected to have a significant impact on the Company’s accounting for future acquisitions, including its acquisition of the EDC assets of eResearch Technology and the EDC assets of Logos Technologies Limited.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 may have a material impact on the accounting for any business acquired.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

No. 157, Fair Value Measurements. This FSP FAS No. 157-4 is effective in reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events. SFAS No. 165 is effective in reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its historical operating losses and accumulated deficits for the six month period ending June 30, 2009 there is doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2009		December 31, 2008
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,155,844	$636,179	$1,053,805	$574,963	5 years
Leasehold improvements	55,751	31,943	55,751	26,698	5 years
Computer software	1,038,803	509,252	675,392	449,123	3 years
Office furniture	100,659	62,740	93,342	58,278	5 years

	$2,351,057	$1,240,114	$1,878,290	$1,109,062

Depreciation expense for the six month periods ended June 30, 2009 and June 30, 2008 was $131,052 and $221,524 respectively.

NOTE 5:	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ACCRUED PAYROLL TAXES

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Accounts payable	$672,174	$652,124
Accrued payroll and related costs	178,808	148,748
Other accrued expenses	(12,788)	19,740
Accrued interest	176,089	265,358

Total accounts payable and accrued expenses	$1,014,283	$1,085,700

NOTE 6:	eResearch Technology Asset Acquisition:

On June 23, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by eResearch Technology, Inc. (“eResearch”) (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to the operating and business development team of eResearch’s EDC team, was to increase our presence in the EDC industry through the eResearch client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liability associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement.

Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock. Under the terms of the Agreement, Seller agreed to a covenant not to compete under certain circumstances with the Company for a period of two years following the closing. OmniComm and the Seller also entered into a Lock-up and

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Registration Rights Agreement pursuant to which, among other things, the Shares will be subject to a complete trading lock-up for twelve months following the closing date (“Lock-up Period”) and the Company granted registration rights to the Seller pursuant to which the Seller, at any time following the Lock-up Period, may request OmniComm to file a registration statement to register the Shares within pre-defined periods and circumstances. The Seller also received “piggyback” registration rights, pursuant to which Seller may require OmniComm to register all or any part of the Shares then held by Seller when the Company files registration statements for purposes of effecting a public offering of the Company’s securities under certain circumstances.

The purchase of the eResearch EDC assets required us to determine whether the group of assets constituted a business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) or whether the group of assets did not constitute a business and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”). This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” (“EITF 98-3”). It should be noted that the determination of what constitutes a business for reporting purposes under Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3.

We accounted for the acquisition of the eResearch EDC Assets as an acquisition of productive assets and not as a business. In applying the guidance of EITF 98-3, a business is a self sustaining, integrated set of activities and assets conducted and managed for the purpose of providing a return to investors and, further, must consist of inputs, processes applied to those inputs, and resulting outputs that are used to generate revenues. Based upon the guidance of EITF 98-3, the eResearch EDC Assets were not self-sustaining since they required significant administrative, technological and operational input, guidance and assistance from the corporate infrastructure that remained with eResearch subsequent to the purchase. The eResearch EDC Assets when evaluated on a stand-alone basis while containing many of the components of a business lacked a significant number of the components required to be classified a business and would without the significant contribution of the infrastructure components provided by eResearch on a pre-purchase basis and by the Company on a post-purchase basis which include sales and marketing support would first likely preclude it from being considered a business under the guidance of EITF 98-3 and second would have difficulty achieving commercial viability without a significant investment of capital, infrastructure and personnel.

Notwithstanding our conclusion that the eResearch EDC Assets did not constitute a business, SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is not in the form of cash, measurement is based upon the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given representing our common stock, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with eResearch, (ii) fair value measurements of our common stock is based upon market indicators such as the trading price of our stock on the Over the Counter Market (“OTC Bulletin Board”) and assumptions derived for active markets, and (iii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Common stock, par value $0.001 per share 8,100,000 shares of common stock	$1,701,000
Direct costs	$25,000

$1,726,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The recognition of goodwill is not contemplated in an exchange that is not a business or accounted for as a business combination under SFAS 141. The following table reflects the acquisition date fair values and the final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under SFAS 144. Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy (see Note 2).

Asset or Account	Fair Value	Allocation
Cash	$1,150,000	$1,150,000
Prepaid expenses	44,707	44,707
Computers, equipment and other property	36,006	36,006
Intangible assets:
Software code	350,000	324,964
Customer list	1,500,000	1,392,701
Total	$3,080,713	$2,948,378

In connection with the above allocation, we evaluated the presence of in-process research and development that may require recognition (and immediate write-off). We concluded that in-process research and development was de minimus since the eResearch EDC Assets which include software applications have been in commercialization since 1996. The application is largely mature and stable and, in fact, no substantive effort and/or costs were found in the records of eResearch. Research and development, if any is incurred, will be expensed as it is incurred.

As previously discussed, the determination of what constitutes a business for reporting purposes under the Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3. Under standards of the Securities and Exchange Commission, we have concluded that our acquisition of the eResearch EDC Assets is not required to be reported as a business.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 7:	NOTES PAYABLE

At June 30, 2009, the Company owed $249,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$-0-	$137,500
01/01/09	10/01/10	9.00%	51,800	-0-	51,800
01/01/09	10/01/10	9.00%	60,000	-0-	60,000

			$249,300	$-0-	$249,300

NOTE 8:	CONVERTIBLE NOTES

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

As of June 30, 2009 the Company is in default on interest payments owed totaling $75,947 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the six month period ended June 30, 2009, we incurred and recorded $3,739 in interest expense on the 10% Convertible Notes.

The following table summarizes the convertible debt activity the Company has undertaken during fiscal 2008 and 2009.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Discount Amortized	Discount at 6/30/09	Principal at 6/30/09
2/29/2008	10%	$2,325,000	$1,648,993	$1,648,993	$—	$—
6/10/2008	10%	210,000	162,352	40,588	—	—
8/29/2008	10%	1,325,000	845,350	845,350	—	—
8/29/2008	10%	2,270,000	2,052,080	855,033	1,197,047	2,270,000
12/1/2008	12%	300,000	6,914	6,914	—	—
12/16/2008	12%	5,075,000	1,370,250	399,656	970,594	5,075,000

		$11,505,000	$6,085,939	$3,796,534	$2,167,641	$7,345,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;

•

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

•

Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions about how market participants would price the assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.	Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.	Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of SFAS No. 159 in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2008.

The Company’s only financial assets or liabilities subject to SFAS No. 157 as of June 30, 2009 were a conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of SFAS No. 133.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows:

				Significant
	Carrying Amount At 6/30/09	Quoted prices in active markets For identical liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Derivatives:
Conversion feature liability	$186,138	$0	$186,138	$0
Warrant liability	754,700	0	754,700	0

Total of Derivatives	$940,838	$0	$940,838	$0

The Income approach was used as a valuation technique. The fair value of the derivative instruments was estimated using the American Binomial options pricing model with the following assumptions for the period ended June 30, 2009.

Risk free Interest Rate	0.18%
Dividend Yield	0.00%
Expected Volatility	71.8%
Expected Life (Range in years)
Conversion feature liability	1.2 to 1.5
Warrant liability	2.7 to 3.5

	For the six month period ended Other Income
	June 30, 2009	June 30, 2008
The amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$2,954,593	$227,616

Total gains included in earnings	$2,954,593	$227,616

On June 23, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by eResearch Technology as is more fully described in Note 6. As part of our analysis of that transaction prior and prior to recording the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 6.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2009 are as follows:

2009	$226,081
2010	463,471
2011	248,100
2012	-0-
2013	-0-

Total	$937,652

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $274,830 and $264,842 for the six month periods ended June 30, 2009 and June 30, 2008, respectively.

The Company’s corporate office lease expires in July 2011.

PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by, a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. The annual minimum royalty payments per year are as follows:

2009	$97,500
2010	500,000
2011	300,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,597,500

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Pursuant to acquisition of the eResearch Technology EDC assets the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction. The Company will make annual payments of $100,000 to DataSci beginning in July 2009.

During the six month period ended June 30, 2009, the Company recorded a charge to earnings in the amount of $202,623 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month period ended June 30, 2009 and (2) the accretion of the difference between the total stipulated annual minimum .royalty payments and the recorded present value accrual of the annual minimum royalty payments

NOTE 11:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008. The Company repaid $60,000 in principal on this promissory note during the six months ended June 30, 2009

We incurred $6,980 in interest expense on a note payable to Noesis Capital Corp., the Placement Agent for the Company during the six months ended June 30, 2008 and $8,302 for the six month period ended June 30, 2009.

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

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and one of our Directors. The Convertible Notes bear interest at 10% and are due on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $95,211 for the six months ended June 30, 2009.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including Mr. Wit our Chief Executive Officer, as discussed above, and Mr. Smith our Chairman and Chief Technology Officer, Mr. Johnson our Chief Operating Officer, Mr. Linares our Chief Financial Officer and two members of our Board of Directors, Mr. Veatch and Mr. van Kesteren. The Convertible Debentures bear interest at 12% and are due on December 16, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $4,350,000 and $160,000, respectively, principal amount of Debentures, which are convertible into 8,700,000 shares and 320,000 shares, respectively, and received 8,700,000 and 320,000 warrants, respectively. As a result, Mr. Wit and Mr. van Kesteren are considered to be beneficial owners of approximately 30% and 5%, respectively, of our issued

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

and outstanding and issuable upon conversion shares of common stock. Noesis Capital Corp. placement agent for the sale of our securities in various offerings since 1999 converted $100,000 in promissory notes and received 200,000 warrants to purchase common stock of the Company. Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, converted $200,000 that was originally invested into a round of financing of Secured Convertible Debentures in February 2008 and received 400,000 warrants to purchase common stock of the Company. Mr. Montero is considered to be the beneficial owner of approximately 10% of our issued and outstanding and issuable upon conversion shares of our common stock. Additionally the following officers and directors invested in the Convertible Debentures: Mr. Smith $5,000, Mr. Johnson, $25,000, Mr. Veatch $15,000 and Mr. Linares $125,000. The officers and directors received 10,000, 50,000, 30,000 and 250,000 warrants to purchase shares of our common stock, respectively Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $296,344 for the six months ended June 30, 2009.

During the six month period ended June 30, 2009, the Company issued 286,732 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The shares were valued at $0.30 per share and were issued in lieu of salary for the six month period ended June 30, 2009.

During the six month period ended June 30, 2009 we have incurred $398,576 in interest expense payable to related parties and $29,890 for the six month period ended June 30, 2008.

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

As of June 30, 2009 we had the following outstanding securities:

•	84,966,683 shares of common stock issued and outstanding;

•	22,324,758 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding;

•	12% Convertible Debentures; and

•	10% Convertible Notes.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Warrants

We have issued and outstanding warrants to purchase a total of 22,324,758 shares of our common stock, including:

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

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the exercise price on the Warrants was lowered from $0.75 per share to $0.60 per share. In conjunction with the lowering of the exercise price and the Extension the investors received an additional 3,282,455 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension. On December 1, 2008 the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 31, 2009. The principal amount extended to January 31, 2009 was $300,000. The Debentures bore interest at a rate of 12% per annum until their January 31, 2009 maturity date. The six investors received an additional 50,000 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension.

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

(unaudited)

(continued)

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2007	$7,957	$7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	989	989
2009 Activity	4,857	4,857

Balance June 30, 2009	$5,846	$5,846

NOTE 13:	SUBSEQUENT EVENTS

On August 3, 2009, we acquired the EDC assets from Logos Technologies Ltd. (In Administration), a clinical EDC software provider registered in England (“Logos”), pursuant to an agreement by and between OmniComm, Ltd, a wholly-owned subsidiary of the Company (which was established during the third quarter of fiscal 2009) and Logos acting by its joint administrators Anthony Robert Fanshawe and Julie Ann Palmer (“Agreement”). The Agreement provides for the purchase of certain assets from Logos, including certain Contracts, Goodwill, Intellectual Property, which includes software used to collect clinical trial data gathered while conducting Phase I clinical trials, Office Furniture, Plant and Machinery and Stocks in exchange for consideration of £92,000 (approximately $155,000 USD).

On July 10, 2009 we held our Annual Meeting of Shareholders. At that meeting, our shareholders approved an increase in the number of shares of our common stock authorized for issuance from 150 million to 250 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein and conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other information set forth in this report.

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

Overview

We are a healthcare technology company that provides Electronic Data Capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, Clinical Research Organizations (“CRO”), and other clinical trial sponsors via our Web-based software applications, TrialMaster and the EDC software and applications acquired from eResearch Technology in June 2009. Our EDC software applications allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information.

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During fiscal 2008, we spent approximately $897,000, on R & D activities and have spent approximately $512,000 during the six months ended June 20, 2009. We spent approximately $449,000 on R &D activities during six months ended June 30, 2008. The majority of these expenses represent salaries to our developers which include costs associated with customization of the TrialMaster software for our clients’ projects.

The Six-Month period-ended June 30, 2009 Compared With the Six-Month period ended June 30, 2008

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2009 and June 30, 2008 is included in the table below.

Summarized Statement of Operations

	For the six months ended June 30, 2009				$ Change	% Change
	2009	% of Revenues	2008	% of Revenues
Total revenues	$4,230,976		$2,651,584		$1,579,392	59.6%

Cost of sales	946,245	22.4%	658,436	24.8%	287,809	43.7%

Gross margin	3,284,731	77.6%	1,993,148	75.2%	1,291,583	64.8%

Salaries, benefits and related taxes	4,288,207	101.4%	4,262,136	160.7%	26,071	0.6%
Rent	274,830	6.5%	264,842	10.0%	9,988	3.8%
Consulting	89,331	2.1%	216,496	8.2%	(127,165)	-58.7%
Legal and professional fees	236,880	5.6%	165,779	6.3%	71,101	42.9%

Selling, general and administrative	629,447	14.9%	294,943	11.1%	334,504	113.4%

Total Operating Expenses	5,910,432	139.7%	5,724,925	215.9%	185,506	3.2%

Operating income (loss)	(2,625,701)	-62.1%	(3,731,777)	-140.7%	1,106,076	-29.6%

Interest Expense	(1,292,271)	-30.5%	(1,199,256)	-45.2%	(93,015)	7.8%
Interest income	4,395	0.1%	6,593	0.2%	(2,198)	-33.3%

Unrealized Gain on Derivatives	2,954,593	69.8%	227,616	8.6%	2,726,977	1198.1%

Net (loss)	(958,552)	-22.7%	(4,696,824)	-177.1%	3,738,272	-79.6%

Total preferred stock dividends	(102,003)	-2.4%	(175,928)	-6.6%	73,925	-42.0%

Net (loss) attributable to common stockholders	$(1,060,555)	-25.1%	$(4,872,752)	-183.8%	$3,812,197	-78.2%

Net (loss) per share	$(0.01)		$(0.07)

Weighted average number of shares outstanding	77,010,452		67,287,204

Results of Operations

Revenues for the six-month period ended June 30, 2009 were $4,230,976 compared to $2,651,584 for the six-month period ended June 30, 2008, an increase of 59.6%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $600 million market in 2008, with an annualized 15% growth rate for the next three-to-five years. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the six-month period ended June 30, 2008 approximately 68.6% of revenues were generated by trial setup activities, 23.3% were generated from on-going maintenance fees and approximately 8.2% was generated from fees charged for changes to on-going clinical trial engagements. During the six-month period ended June 30, 2009 we generated 58.4% of revenues from setup fees, 18.7% from on-going maintenance fees, 10.3% of revenues from licensing TrialMaster, 5.6% of revenues from consulting and professional services and 6.9% of revenues from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Our top five customers accounted for approximately 46% of our revenues during the six-month period ended June 30, 2008 and approximately 58% of our revenues during the six-month period ended June 30, 2009. One customer accounted for 21% of our revenues during six-month period ended June 30, 2008. One customer accounted individually for 28% of our revenues during six-month period ended June 30, 2009 and another for 12% of revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $946,245 for the six-month period ended June 30, 2009 from $658,436 for the six-month period ended June 30, 2008, an increase of 43.7%. Cost of goods sold were approximately 24.8% of sales for the six-month period ended June 30, 2008 compared to 22.4% for the six-month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the six-month period ended June 30, 2009 due to an increase of approximately $46,000 for costs associated with delivery of training and implementation of TrialMaster, an increase of $48,000 in costs associated with third-party services associated with the delivery of our application to customers and the addition of four additional programmers and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 25% of revenues associated with those engagements.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during the remainder of fiscal 2009. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster, (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.

Salaries and related expenses are our biggest expense at 74.4% of total Operating Expenses for the six-month period ended June 30, 2008 and 72.6% of total Operating Expenses for the six-month period ended June 30, 2009. Salaries and related expenses totaled $4,288,207 for the six-month period ended June 30, 2009 compared to $4,262,136 for the six-month period ended June 30, 2008, an increase of 0.6%. We currently employ approximately 56 employees out of our Ft. Lauderdale, Florida corporate office, 26 out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added and expect to continue to selectively add experienced sales and marketing personnel during the remainder of fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the six-month period ended June 30, 2008 and six-month period ended June 30, 2009 we incurred $565,827 and $388,367, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $9,988 during the six-month period ended June 30, 2009 when compared to the six-month period ended June 30, 2008. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010. We anticipate leasing office space in New Jersey in order to integrate our acquisition of the eResearch Technology EDC assets during the third quarter of fiscal 2009.

Consulting services expense was $89,331 for the six-month period ended June 30, 2009 compared with $216,496 for the six-month period ended June 30, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs.

Legal and professional fees totaled $165,779 for the six-month period ended June 30, 2008 compared with $236,880 for the six-month period ended June 30, 2009, an increase of approximately $71,101. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters and our acquisition of EDC assets from eResearch Technology during June 2009. During six-month period ended June 30, 2009, we spent approximately $29,700 on legal fees associated with our defense in an alleged patent infringement lawsuit compared with $0 during the six-month period ended June 30, 2008. That lawsuit was settled in April 2009. Because of the lawsuit settlement the Company does not expect to incur any ongoing fees associated with the matter.

Selling, general and administrative expenses (“SGA”) were $294,943 for the six-month period ended June 30, 2008 compared to $629,447 for the six-month period ended June 30, 2009, an increase of 113.4%. SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $12,892 from $135,332 for the six-month period ended June 30, 2008 to $148,224 for the six-month period ended June 30, 2009, an increase of approximately 9.5%. We expect SGA, and more specifically sales and marketing expenses, to increase as we intensify and extend our selling and marketing efforts during the second half of fiscal 2009. We have budgeted approximately $200,000 for marketing expenditures for the balance of 2009. Our SGA expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are expected to increase during the remainder of fiscal 2009. Included in SGA for the six months ended June 30, 2009 is $202,623 in expense pertaining to our patent license with DataSci, LLC.

Interest expense was $1,292,271 during the six-month period ended June 30, 2009 compared to $1,199,256 for the six-month period ended June 30, 2008, an increase of $93,015. Interest incurred to related parties was $398,576 during the six-month period ended

June 30, 2009 and $29,890 for the six-month period ended June 30, 2008. The increase in interest expense can be attributed to debt financings that were completed during fiscal 2008. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of those financings. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$859,039	$1,099,329	$(240,290)
Feb. 2008 Secured Convertible Debentures	0	78,349	(78,349)
August 2008 Convertible Notes	112,567	0	112,567
December 2008 Convertible Notes	301,997	0	301,997

Total	$1,273,603	$1,177,678	$95,925

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties micro-cap firms have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 were obtained at the best terms available to the Company. During the six-month period ended June 30, 2008 we issued $2,325,000 in Secured Convertible Debt, including $525,000 to members of our Board of Directors and Officers of the Company. During the six-month period ended June 30, 2009, we did not enter into any capital raising transactions.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded an unrealized gain of $2,954,593 during the six-month period ended June 30, 2009 compared with an unrealized gain of $227,616 during the six-month period ended June 30, 2008. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.

There were arrearages of $98,930 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $67,245 in Series C Preferred Stock dividends for the six-month period ended June 30, 2008, compared with arrearages of $102,003 in 5% Series A Preferred Stock dividends for the six-month period ended June 30, 2009. We deducted $175,928 and $102,003 from Net Income (Loss) Attributable to Common Stockholders’ for the six-month periods ended June 30, 2008 and June 30, 2009, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three-Month period-ended June 30, 2009 Compared With the Three-Month period ended June 30, 2008

Results of Operations

A summarized version of our results of operations for the quarter ended June 30, 2009 and June 30, 2008 is included in the table below.

Summarized Statement of Operations

	For the three months ended June 30, 2009				$ Change	% Change
	2009	% of Revenues	2008	% of Revenues
Total revenues	$1,814,319		$1,639,540		$174,779	10.7%

Cost of sales	451,425	24.9%	339,870	20.7%	111,555	32.8%

Gross margin	1,362,893	75.1%	1,299,670	79.3%	63,223	4.9%

Salaries, benefits and related taxes	2,096,699	115.6%	2,125,721	129.7%	(29,022)	-1.4%
Rent	136,243	7.5%	138,447	8.4%	(2,204)	-1.6%
Consulting	50,622	2.8%	92,831	5.7%	(42,209)	-45.5%
Legal and professional fees	124,217	6.8%	108,882	6.6%	15,335	14.1%

Selling, general and administrative	381,249	21.0%	172,116	10.5%	209,133	121.5%

Total Operating Expenses	3,016,310	166.3%	2,935,322	179.0%	80,988	2.8%

Operating income (loss)	(1,653,416)	-91.1%	(1,635,652)	-99.8%	(17,764)	1.1%

Interest Expense	(643,683)	-35.5%	(895,199)	-54.6%	251,516	-28.1%
Interest income	934	0.1%	1,254	0.1%	(320)	-25.5%

Unrealized Gain on Derivatives	1,240,519	68.4%	(44,937)	-2.7%	1,285,456	-2860.6%

Net (loss)	(1,055,646)	-58.2%	(2,574,534)	-157.0%	1,518,888	-59.0%

Total preferred stock dividends	(52,472)	-2.9%	(48,973)	-3.0%	(3,499)	7.1%

Net (loss) attributable to common stockholders	$(1,108,118)	-61.1%	$(2,623,507)	-160.0%	$1,515,389	-57.8%

Net (loss) per share	$(0.01)		$(0.03)

Weighted average number of shares outstanding	77,434,672		75,226,391

Results of Operations

Revenues for the three-month period ended June 30, 2009 were $1,814,319 compared to $1,639,540 for the three-month period ended June 30, 2008, an increase of 10.7%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $500 million market in 2008, with an annualized 15% growth rate for the next three-to-five years. TrialMaster is currently sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. During the three-month period ended June 30, 2008 approximately 71.6% of revenues were generated by trial setup activities, 19.7% were generated from on-going maintenance fees and approximately 8.7% was generated from fees charged for changes to on-going clinical trial engagements. During the three-month period ended June 30, 2009 we generated 66.3% of revenues from setup fees, 21.3% from on-going maintenance fees, 0.3% of revenues from licensing TrialMaster, 3.7% of revenues from consulting and professional services and 8.3% of revenues from project change orders. Generally, these contracts will range in duration from one month to several years. Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Cost of goods sold increased to $451,425 for the three-month period ended June 30, 2009 from $339,870 for the three-month period ended June 30, 2008, an increase of 32.8%. Cost of goods sold were approximately 20.7% of sales for the three-month period ended June 30, 2008 compared to 24.9% for the three-month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the three-month period ended June 30, 2009 due to an increase of approximately $13,000 for costs associated with delivery of training and implementation of TrialMaster, an increase of $28,500 in costs associated with third-party services associated with the delivery of our application to customers and the addition of four additional programmers and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 25% of revenues associated with those engagements.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during the remainder of fiscal 2009. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster, (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.

Salaries and related expenses are our biggest expense at 72.4% of total Operating Expenses for the three-month period ended June 30, 2008 and 69.5% of total Operating Expenses for the three-month period ended June 30, 2009. Salaries and related expenses totaled $2,125,721 for the three-month period ended June 30, 2008 compared to $2,096,699 for the three-month period ended June 30, 2009, a decrease of 1.4%. We currently employ approximately 56 employees out of our Ft. Lauderdale, Florida corporate office, 26 out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added and expect to continue to selectively add experienced sales and marketing personnel during the remainder of fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the three-month period ended June 30, 2008 and three-month period ended June 30, 2009 we incurred $239,620 and $173,952, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses decreased by $2,204 during the three-month period ended June 30, 2009 when compared to the three-month period ended June 30, 2008. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010. We anticipate leasing office space in New Jersey in order to integrate our acquisition of the eResearch Technology EDC assets during the third quarter of fiscal 2009.

Consulting services expense was $50,622 for the three-month period ended June 30, 2009 compared with $92,831 for the three-month period ended June 30, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs.

Legal and professional fees totaled $124,217 for the three-month period ended June 30, 2009 compared with $108,882 for the three-month period ended June 30, 2008, an increase of approximately $15,335. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During three-month period ended June 30, 2009, we spent approximately $30,000 on legal fees associated with our acquisition of the EDC assets of eResearch Technology.

Selling, general and administrative expenses (“SGA”) were $172,116 for the three-month period ended June 30, 2008 compared to $381,249 for the three-month period ended June 30, 2009, an increase of 121.5%. SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by $36,455 from $91,468 for the three-month period ended June 30, 2008 to $127,923 for the three-month period ended June 30, 2009, an increase of approximately 39.9%. We expect SGA, and more specifically sales and marketing expenses, to increase as we intensify and extend our selling and marketing efforts during the second half of fiscal 2009. We have budgeted approximately $200,000 for marketing expenditures for the balance of 2009. Our SGA expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are generally higher during the second and third quarters of our fiscal year. Included in SGA for the second quarter of fiscal 2009 is $148,455 in expense pertaining to our patent license with DataSci, LLC.

Interest expense was $643,683 during the three-month period ended June 30, 2009 compared to $895,199 for the three-month period ended June 30, 2008, a decrease of $251,516. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of those financings. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$427,791	$824,496	$(396,705)
Feb. 2008 Secured Convertible Debentures	0	57,965	(57,965)
August 2008 Convertible Notes	56,595	0	56,595
December 2008 Convertible Notes	151,833	0	151,833

Total	$636,219	$882,461	$(246,242)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties micro-cap firms have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 were obtained at the best terms available to the Company. In February 2008 we issued $2,325,000 in Secured Convertible Debt, including $525,000 to members of our Board of Directors and Officers of the Company. During the three-month period ended June 30, 2009, we did not enter into any capital raising transactions.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded an unrealized gain of $1,240,519 during the three-month period ended June 30, 2009 compared with an unrealized loss of $44,937 during the three-month period ended June 30, 2008. The unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.

There were arrearages of $48,973 in 5% Series A Preferred Stock dividends for the three-month period ended June 30, 2008, compared with arrearages of $52,472 in 5% Series A Preferred Stock dividends for the three-month period ended June 30, 2009. We deducted $48,973 and $52,472 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended June 30, 2008 and June 30, 2009, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	June 30, 2009	December 31, 2008	Change
Cash	937,304	2,035,818	(1,098,513)
Accounts Receivable, net of allowance for doubtful accounts	858,071	2,607,893	(1,749,822)
Current Assets	1,940,987	4,742,273	(2,801,286)

Accounts Payable and accrued expenses	1,014,283	1,085,700	(71,417)
Notes payable, current portion	—	111,800	(111,800)
Patent litigation settlement liability, current portion	701,305	241,464	459,841
Deferred revenue, current portion	3,509,523	3,549,058	(39,535)
Convertible notes payable, current portion	75,000	384,043	(309,043)
Current Liabilities	5,300,111	5,372,065	(71,955)

Working Capital (Deficit)	(3,359,124)	(629,792)	(2,729,331)

	Disclosure for the six month periods ended
	June 30, 2009	June 30, 2008

Net cash provided by (used in) operating activities	(1,769,074)	(2,974,871)
Net cash provided by (used in) investing activities	1,038,203	(427,761)
Net cash provided by financing activities	(372,500)	2,976,220

Net increase (decrease) in cash and cash equivalents	(1,098,514)	(433,289)

Cash and cash equivalents decreased by $1,098,514 from $2,035,818 at December 31, 2008 to $937,304 at June 30, 2009. This was the result of cash used in financing activities of $372,500 and $1,769,074 used in operating activities offset by cash provided by investing activities of $1,038,203. The significant components of the activity include a loss from operations of approximately $958,552, decreases from non-cash items in the amount of $1,490,547 and increases in cash of $680,026 from changes in working capital accounts.

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

Presently, we have approximately $200,000 planned for capital expenditures to further the Company’s growth during the remainder of fiscal 2009 which we expect to fund through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2009:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	249,300	0		249,300	(2)	0	0
Convertible Notes	7,420,000	75,000	(3)	7,345,000	(4)
Operating Lease Obligations	937,652	456,519		438,606		42,527	—
Patent Licensing Fees (5)	2,326,305	701,305		350,000		375,000	900,000

Financial Advisory Agreement	45,000	45,000	(6)	0		0	0

Total	10,978,257	1,277,824		8,382,906		417,527	900,000

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010 and $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
4.	Includes $2,270,000 in 10% Convertible Notes that mature in August 2010 and $5,075,000 in 12% Convertible Notes that mature in December 2010.
5.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.
6.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $150,946 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We began providing services to some of these entities during 2003 and we have experienced success in broadening our client roster over the past six fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our recently acquired EDC assets from Logos Technologies. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2009, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, will allow us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2009 and into fiscal 2010. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs, if any. Other than our current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

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

During the year ended December 31, 2008, we raised an aggregate of $6,420,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer and a director of which $6,120,000 is outstanding as of June 30, 2009. Additionally, Guus van Kesteren, Director, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $160,000 and $200,000, respectively in principal amounts of convertible debentures during the fiscal year ended December 31, 2008. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable term or at all.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses and accumulated deficits for the periods ending June 30, 2009, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2009 regarding our audited financial statements for the year ended December 31, 2008.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). This method replaces SFAS No. 141’s cost-allocation method, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141(R) will now require the following: acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company’s 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141 (R) is expected to have a significant impact on the Company’s accounting for future acquisitions, including its acquisition of the EDC assets of eResearch Technology and the EDC assets of Logos Technologies Limited.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which provides additional clarification on the initial recognition and measurement of assets acquired and liabilities assumed in a business combination that arise from contingencies. FSP FAS 141(R)-1 is effective for all fiscal years beginning on or after December 15, 2008. FSP FAS 141(R)-1 may have a material impact on the accounting for any business acquired.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 did not have a material effect on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued FSP Issue No. FAS No. 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP FAS No. 157-4 is effective in reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 provides authoritative accounting literature for the evaluation and disclosure of subsequent events. SFAS No. 165 is effective in reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2009, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 30, 2009, the Company issued 145,700 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The share were valued at $0.30 per share and were issued in lieu of salary for the three month period ended June 30, 2009. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual stockholders’ meeting in Fort Lauderdale, Florida on July 11, 2009. Stockholders voted on the following four matters:

1.	To elect five directors to the board of directors to serve until the date of our next annual meeting until their successors have been elected and qualified;

2.	To ratify the appointment of Greenberg & Co, as our independent auditors;

3.	To approve an increase in the number of authorized shares of common stock of the Company from 150 million to 250 million, and;

4.	To approve the adoption of the OmniComm Systems 2009 Equity Incentive Plan.

With a majority (61%) of the outstanding shares voting either by proxy or in person, the stockholders approved the proposals, voting as follows:

Proposal 1.	For	Against	Abstain
Election of directors:
Randall G. Smith	47,840,480	282,524	0
Cornelis F. Wit	47,856,584	266,420	0
Guus van Kesteren	47,856,584	266,420	0
Matthew D. Veatch	48,123,004	0	0
Fernando Montero	48,123,004	0	0

Proposal 2.	For	Against	Abstain
To ratify the appointment of Greenberg & Co., as our independent auditors	48,123,002	0	2

Proposal 3.	For	Against	Abstain
To approve an increase in the number of authorized shares of OmniComm Systems, Inc. Common Stock	47,774,060	344,442	4,502

Proposal 4.	For	Against	Abstain
To approve the adoption of the 2009 OmniComm Systems, Inc. Equity Incentive Plan	47,794,302	324,200	4,502

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	August 14, 2009

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	August 14, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.