Form 10-Q
period 2009-09-30
OMNICOMM SYSTEMS INC
filed 2009-11-17
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2009: 85,503,692 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	53
Item 4T	Controls and Procedures.	54
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	55
Item 1A.	Risk Factors.	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55
Item 3.	Defaults Upon Senior Securities.	55
Item 4.	Submission of Matters to a Vote of Security Holders.	55
Item 5.	Other Information.	55
Item 6.	Exhibits.	55
SIGNATURES		56
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002–CEO Cornelis F. Wit

Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002–CFO Ronald T. Linares

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002–Principal Executive Officer—Cornelis F. Wit

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002–Principal Financial Officer—Ronald T. Linares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$281,476	$2,035,818
Accounts receivable, net of allowance for doubtful accounts of $205,320 and $150,933 in 2009 and 2008, respectively	1,014,637	2,607,893
Prepaid expenses	189,195	98,562

Total current assets	1,485,308	4,742,273

PROPERTY AND EQUIPMENT, net	1,188,965	769,228

OTHER ASSETS
Intangible assets, net	1,276,640	-0-
Other assets	18,995	17,641

TOTAL ASSETS	$3,969,908	$5,529,142

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$949,713	$1,085,700
Notes payable, current portion	-0-	111,800
Deferred revenue, current portion	3,048,127	3,549,058
Patent litigation settlement liability, current portion	631,439	241,464
Convertible notes payable, current portion	279,983	384,043

Total current liabilities	4,909,262	5,372,065

Notes payable—long term	111,800	-0-
Notes payable related parties—long term	137,500	197,500
Deferred revenue—long term	1,197,657	885,200
Convertible notes payable, related parties, net of current portion	6,006,530	4,165,025
Convertible notes payable, net of current portion	267,238	156,752
Patent litigation settlement liability, net of current portion	1,785,810	1,929,019
Conversion feature liability, related parties, net of current portion	712,150	1,185,960
Conversion feature liability, net of current portion	71,702	71,942
Warrant liability, related parties	849,513	2,017,160
Warrant liability	439,273	620,801

TOTAL LIABILITIES	16,488,435	16,601,424

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,125,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125

Common stock—250,000,000 shares authorized, 85,503,692 and 76,579,951 issued and outstanding, respectively, at $.001 par value	86,470	77,546
Additional paid in capital—preferred	3,718,054	3,718,054
Additional paid in capital—common	35,949,743	33,430,270
Accumulated other comprehensive income/(loss)	3,051	989
Less: Treasury stock, cost method, 1,014,830 and 1,014,830 shares, respectively	(503,086)	(503,086)
Accumulated deficit	(51,776,884)	(47,800,180)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(12,518,527	(11,072,282)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,969,908	$5,529,142

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
Revenues	$6,692,440	$4,281,367	$2,461,464	$1,629,783

Cost of sales	1,396,935	980,845	450,690	322,409

Gross margin	5,295,505	3,300,522	2,010,774	1,307,374

Operating expenses

Salaries, benefits and related taxes	6,785,888	6,620,322	2,497,681	2,358,184

Rent & occupancy expenses	514,168	410,090	239,337	145,247

Consulting	124,455	258,379	35,124	41,884

Legal and professional fees	474,237	318,594	237,358	152,815

Travel	289,725	326,320	110,425	108,389

Telephone and internet	104,645	114,725	39,001	33,452

Selling, general and administrative	883,061	391,974	253,614	97,030

Bad Debt Expense	143,794	28,691	128,053	28,691

Depreciation and amortization	355,534	403,582	224,482	182,058

Total operating expenses	9,675,507	8,872,677	3,765,075	3,147,750

Operating income (loss)	(4,380,002)	(5,572,155)	(1,754,301)	(1,840,376)

Other income (expense)

Interest expense	(1,950,721)	(1,994,009)	(658,546)	(794,754)

Interest income	4,395	6,594	96	1

Loss on extinguishment of debt	432	-0-	-0-	-0-
Unrealized Gain/(Loss) on Derivative Liabilities	2,349,194	1,909,051	(605,399)	1,681,435

(Loss) before taxes and preferred dividends	(3,976,704)	(5,650,519)	(3,018,150)	(953,694)

Net income (loss)	(3,976,704)	(5,650,519)	(3,018,150)	(953,694

Preferred stock dividends in arrears Series A Preferred	(153,850)	(148,870)	(51,847)	(49,940)

Preferred stock dividends in arrears Series B Preferred	-0-	(9,753)	-0-	-0-

Preferred stock dividends in arrears Series C Preferred	-0-	(67,245)	-0-	-0-

Total preferred stock dividends	(153,850)	(225,868)	(51,847)	(49,940)

Net income (loss) attributable to common stockholders	$(4,130,554)	$(5,876,387)	$(3,069,997)	$(1,003,634)

Net (loss) per share, basic and diluted	$(0.05)	$(0.08)	$(0.04)	$(0.01)

Weighted average number of shares outstanding	79,787,889	70,150,937	85,252,194	75,816,148

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,976,703)	$(5,650,519)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Common stock issued in lieu of salary	109,178	24,000
Gain on extinguishment of debt	(432)	-0-
Unrealized gain on derivatives	(2,349,194)	(1,909,051)
Interest expense from derivative instruments	1,286,831	1,805,426
Employee stock option expense	630,969	986,733
Common stock issued for services	62,250	-0-
Common stock issued for accrued interest	-0-	28,130
Common stock issued in cashless exercise of stock options	-0-	(1,387)
Unrealized gain on subsidiary liabilities	-0-	(127,519)
Depreciation and amortization	355,534	403,582
Change in assets and liabilities:
Accounts receivable	1,593,256	(633,932)
Prepaid expenses	(45,926)	(43,073)
Other assets	(1,354)	(17)
Accounts payable and accrued expenses	(135,988)	319,632
Patent settlement liability	(21,019)	-0-
Deferred revenue	(1,143,062)	865,321

Net cash provided by (used in) operating activities	(3,635,660)	(3,932,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	1,150,000	-0-
Purchase of Logos Technologies, Ltd. assets	(152,628)	-0-
Purchase of property and equipment	(145,615)	(467,796)

Net cash provided by (used in) investing activities	851,757	(467,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(360,000)	(300,000)
Stock subscription receivable	-0-	2,500
Proceeds from exercise of employee stock option	-0-	6,503
Proceeds from notes payable	-0-	850,000
Proceeds from issuance of convertible debentures	1,400,000	4,436,179
Payments on convertible notes payable	(12,500)	(1,000,000)

Net cash provided by (used in) financing activities	1,027,500	3,995,182

Effect of exchange rate change on cash and cash equivalents	2,061	(9,736)

Net increase (decrease) in cash and cash equivalents	(1,754,342)	(415,024)
Cash and cash equivalents at beginning of period	2,035,818	481,961

Cash and cash equivalents at end of period	281,476	66,937

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

(continued)

(unaudited)

	For the nine months ended September 30,
	2009	2008
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$602,809	$66,444

Non-cash Transactions
Conversion of Series A Preferred Stock into common stock	$-0-	$45,000
Conversion of Series B Preferred Stock into common stock	$-0-	$191,518
Common stock issued pursuant to anti-dilution provision	$-0-	$344,510
Common stock issued for services	$62,250	$-0-
Conversion of series C preferred stock into shares of common stock	$-0-	$3,684,407
Common stock issued in lieu of salary	$109,178	$24,000
Common Stock issued for the acquisition of assets and liabilities assumed:
Fixed assets	$36,006	$0
Prepaid expenses	$44,707	$0
Customer list	$1,392,701	$0
Software application code	$324,964	$0
Present value of assumed patent liability	$267,790	$0
Deferred Revenue	$954,588	$0
Common Stock issued for accrued interest	$-0-	$28,130
Common Stock tendered in exercise of incentive stock options	$-0-	$133,967
Cashless exercise of warrants	$-0-	$589,681

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors located in the United States. TrialMaster™, our proprietary EDC software, allows clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services which include TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the nine months ended September 30, 2009 and September 30, 2008 we spent approximately $1,271,211 and $663,792, respectively, on research and development activities, which include costs associated with customization of our software products including TrialMaster, the EDC software acquired as part of our acquisition of the EDC assets of eResearch Technology in June 2009 and the software development costs associated with our Phase One software that was acquired in the Logos Technologies, Ltd. acquisition in August 2009.

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

The operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

SEGMENT INFORMATION

The Company operates in one reportable segment which is the delivery of EDC services and products to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities. These activities include:

•	the initial setup activities associated with building, implementing and initiating clinical trial projects;

•	change orders or change requests made by the clinical trial sponsor that require changes to the scope of the clinical trial project;

•

the maintenance fees paid by our customers for clinical trial projects that have been implemented. The services provided include application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service; and

•	the sale and transfer of our software products on a licensed basis and the associated the installation, validation and training professional and consulting services we provide licensees.

The fees associated with each business activity for the nine month periods ended September 30, 2009 and September 30, 2008, respectively are:

Business Activity	9/30/2009		9/30/2008
Set-up Fees	3,525,554	52.7%	3,053,654	71.3%
Change Orders	341,388	5.1%	320,618	7.5%
Maintenance	1,562,797	23.3%	907,095	21.2%
Tech. Transition	515,158	7.7%	-0-	0.0%
Prof. Services	421,195	6.3%	-0-	0.0%
Hosting and Subscriptions	326,348	4.9%	-0-	0.0%

Totals	6,692,440	100.0%	$4,281,367	100.0%

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $150,933 and $205,320 as of December 31, 2008 and September 30, 2009, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2009. Prior to 2008 the Company has not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management's expectations. The overall downturn in the U.S. economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 28% of our revenues during the first nine months of 2009 or approximately $1,870,670. One customer accounted for 30% of our revenues during the nine-month period ended September 30, 2008 or approximately $1,285,209. One customer accounted for 36% of our revenues for the year ended December 31, 2008, or approximately $2,238,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

For the periods ended	Revenues		Accounts Receivable
	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
12/31/2008	1	36%	2	71%
9/30/2008	1	30%	2	43%
9/30/2009	1	28%	3	34%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	For the periods ended
	December 31, 2008	September 30, 2009
Beginning of period	$2,586	150,933
Bad debt expense	148,347	143,794
Write-offs	-0-	89,407

End of period	$150,933	205,320

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is entitled to payment for all work performed through the point of cancellation. As of September 30, 2009, the Company had $4,245,784 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $3,048,127 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codfied within ASC 985.605, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $185,641 and $241,924 for the nine-month period ended September 30, 2009 and September 30, 2008, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20 , Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During first nine months ended September 30, 2009 and September 30, 2008 we spent approximately $1,271,211 and $663,792 respectively, on research and development activities, which include costs associated with customization of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), which was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees under the terms of the plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the plan document and is more fully described in “Note 15: Employee Equity Incentive Plans of the Company’s Consolidated Audited Financial Statements dated December 31, 2008. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (Codified within ASC 718, Compensation – Stock Compensation)which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2008 and September 30, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the nine month periods ended September 30, 2009 and September 30, 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to September 30, 2009 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

EARNINGS PER SHARE

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”) (Codified with ASC 260, Earnings Per Share). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 79,787,889 and 70,150,937 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 12,262,770 shares of common stock at prices ranging from $.25 to $2.75 per share were outstanding at September 30, 2009. Stock warrants to purchase 35,366,641 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at September 30, 2009.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,252,194 and 75,816,148 for the three month periods ended September 30, 2009 and September 30, 2008, respectively. There were no differences between basic and diluted earnings per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”, (“SFAS 109”) (Codified within ASC 740, Income Taxes). SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

In the first quarter of 2009, we adopted the following new accounting pronouncements:

FASB Staff Position (FSP) Financial Accounting Standards (FAS) 157-2, Effective Date of FASB Statement 157 (Codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures) — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value Measurement.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (Codified within ASC 260, Earnings Per Share) — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption of this FSP did not have a significant effect on our earnings per share.

SFAS No. 141(R), Business Combinations (Codified within ASC 805, Business Combinations) — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price, the accounting for acquisition cost and several acquisition related accounting practices. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Codified within ASC 810, Consolidation) — This standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (Codified within ASC 815, Derivatives and Hedging) — This standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

In the second quarter of 2009, we adopted the following new accounting pronouncements:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (Codified within ASC 820, Fair Value Measurements and Disclosures) — This FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Adoption of this FSP affects how we consider Level 2 inputs in determining fair values but did not have a significant effect on our earnings or financial position.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (Codified within ASC 825, Financial Instruments) — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value Measurements.

SFAS No. 165, Subsequent Events (Codified within ASC 855, Subsequent Events) — This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, introduces the concept of financial statements being available to be issued and requires disclosures regarding the date through which subsequent events were evaluated. Adoption of this standard did not have a significant effect on our earnings or financial position but does affect our disclosures regarding subsequent events.

SEC SAB 112 — This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

In the third quarter of 2009, we adopted the following new accounting pronouncement:

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codified within ASC 105, Generally Accepted Accounting Principles) — This Statement establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption did not have an impact on our earnings or financial position but did revise our disclosures regarding accounting guidance references.

In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability and is effective fourth quarter 2009.

SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (Not yet included in Codification) — This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (Not yet included in Codification) — This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

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

To satisfy our capital requirements, we may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses and accumulated deficits for the nine month period ending September 30, 2009 there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2009		December 31, 2008
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,198,438	$676,792	$1,053,805	$574,963	5 years
Leasehold improvements	55,751	34,566	55,751	26,698	5 years
Computer software	1,179,354	572,302	675,392	449,123	3 years
Office furniture	103,959	64,877	93,342	58,278	5 years

	$2,537,502	$1,348,538	$1,878,290	$1,109,062

Depreciation expense for the nine month periods ended September 30, 2009 and September 30, 2008 was $239,475 and $139,450 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 5:	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND ACCRUED PAYROLL TAXES

Accounts payable and accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$616,730	$652,124
Accrued payroll and related costs	132,161	148,748
Other accrued expenses	4,487	19,470
Accrued interest	196,336	265,358

Total accounts payable and accrued expenses	$949,714	$1,085,700

NOTE 6:	eRESEARCH TECHNOLOGY, INC. ASSET ACQUISITION

On June 23, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by eResearch Technology, Inc. (“eResearch”) (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to the operating and business development team of eResearch’s EDC team, to increase our presence in the EDC industry through the eResearch client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement.

Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock. Under the terms of the Agreement, Seller agreed to a covenant not to compete under certain circumstances with the Company for a period of two years following the closing. OmniComm and the Seller also entered into a Lock-up and Registration Rights Agreement pursuant to which, among other things, the Shares will be subject to a complete trading lock-up for twelve months following the closing date (“Lock-up Period”) and the Company granted registration rights to the Seller pursuant to which the Seller, at any time following the Lock-up Period, may request OmniComm to file a registration statement to register the Shares within pre-defined periods and circumstances. The Seller also received “piggyback” registration rights, pursuant to which Seller may require OmniComm to register all or any part of the Shares then held by Seller when the Company files registration statements for purposes of effecting a public offering of the Company’s securities under certain circumstances.

The purchase of the eResearch EDC Assets required us to determine whether the group of assets constituted a business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations) or whether the group of assets did not constitute a business and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) (Codified within ASC 350,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Intangibles – Goodwill and Other) This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” (“EITF 98-3”), which was superseded by SFAS 141R). It should be noted that the determination of what constitutes a business for reporting purposes under Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3.

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

$1,726,000

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The recognition of goodwill is not contemplated in an exchange that is not a business or accounted for as a business combination under SFAS 141. The following table reflects the acquisition date fair values and the final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (Codified within ASC 360, Property, Plant, and Equipment). SFAS 144 . Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy (see Note 2).

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

NOTE 7:	LOGOS TECHNOLOGIES, LTD. ASSET ACQUISITION

On August 3, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the Intellectual Property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it will allow us to increase our revenues and to leverage our existing administrative and technical corporate infrastructure. We believe the Phase I segment of the clinical trial industry has been under-serviced with regard to EDC and eClinical software applications and services and that the Logos EDC Assets will allow us to successfully penetrate this market segment.

The Company purchased from Logos Ltd (in Administration), the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Sale Agreement. The Company also assumed certain liabilities associated with these assets which includes a short-term office lease obligation. Consideration for the acquisition consisted of £92,000, which approximates $152,628.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

The purchase of the Logos EDC Assets required us to determine whether the group of assets constituted a business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations) or whether the group of assets did not constitute a business and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) (Codified within ASC 350, Intangibles – Goodwill and Other). This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” (“EITF 98-3”), which was superseded by SFAS 141R). It should be noted that the determination of what constitutes a business for reporting purposes under Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3.

We accounted for the acquisition of the Logos EDC Assets as an acquisition of productive assets and not as a business. In applying the guidance of EITF 98-3, a business is a self sustaining, integrated set of activities and assets conducted and managed for the purpose of providing a return to investors and, further, must consist of inputs, processes applied to those inputs, and resulting outputs that are used to generate revenues. Based upon the guidance of EITF 98-3, the Logos EDC Assets were not self-sustaining since they required significant administrative, technological and operational input, guidance and assistance from the corporate infrastructure which had originally been by Logos Holdings, Ltd. on a pre-Administration basis. Subsequent to the Administration process the firm was essentially left with three full time employees and the non-commercialized Intellectual Property associated with the Logos EDC Assets. The Logos EDC Assets when evaluated on a stand-alone basis while containing a portion of the components of a business lacked a significant number of the components required to be classified a business and would without the significant contribution of the infrastructure components provided by Logos Ltd. on a pre-purchase basis and by the Company on a post-purchase basis which include sales and marketing support would first likely preclude it from being considered a business under the guidance of EITF 98-3 and second would have difficulty achieving commercial viability without a significant investment of capital, infrastructure and personnel.

Notwithstanding our conclusion that the Logos EDC Assets did not constitute a business, SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is in the form of cash, the measurement can, given an authentic arms-length transaction, be based upon amount of cash consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given representing cash, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with the Administrators of Logos Ltd., and (ii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Cash	$152,628
Direct costs	$23,441

$176,069

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

Asset or Account	Fair Value	Allocation
Computers, equipment and other property	$35,000	$35,000
Intangible assets:
Software code	1,200,000	117,628

Total	$1,235,000	$152,628

In connection with the above allocation, we evaluated the presence of in-process research and development that may require recognition (and immediate write-off). We concluded that in-process research and development was de minimus since the Logos EDC Assets which include software applications while not currently in extensive commercialization would have required far greater capital to acquire in a non-Administration setting, would require significantly more than the allocated fair value to replicate and that we anticipate more widely commercializing the acquired Logos EDC software beginning in January 2010. Research and development, if any is incurred, will be expensed as it is incurred.

As previously discussed, the determination of what constitutes a business for reporting purposes under the Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3. Under standards of the Securities and Exchange Commission, we have concluded that our acquisition of the eResearch EDC Assets is not required to be reported as a business.

NOTE 8:	NOTES PAYABLE

At September 30, 2009, the Company owed $249,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$-0-	$137,500
01/01/09	10/01/10	9.00%	51,800	-0-	51,800
01/01/09	10/01/10	9.00%	60,000	-0-	60,000

			$249,300	$-0-	$249,300

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

NOTE 9:	CONVERTIBLE NOTES

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was September 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2009, approximately $787,500 of the Convertible Notes had been converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.

As of September 30, 2009 the Company is in default on interest payments owed totaling $77,837 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the nine month period ended September 30, 2009, we incurred and recorded $5,629 in interest expense on the 10% Convertible Notes.

The following table summarizes the convertible debt activity the Company has undertaken during fiscal 2008 and 2009.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Discount Amortized	Discount at 9/30/09	Principal at 9/30/09
2/29/2008	10%	$2,325,000	$1,648,993	$1,648,993	$—	$—
6/10/2008	10%	210,000	162,352	40,588	—	—
8/29/2008	10%	1,325,000	845,350	845,350	—	—
8/29/2008	10%	2,270,000	2,052,080	1,111,543	940,537	2,270,000
12/1/2008	12%	300,000	6,914	6,914	—	—
12/16/2008	12%	5,075,000	1,370,250	570,937	799,313	5,075,000
9/30/2009	12%	1,400,000	526,400	—	526,400	1,400,000

		$12,905,000	$6,612,339	$4,224,325	$2,266,250	$8,745,000

The convertible note dated June 10, 2008 was voluntarily converted by the holder of the convertible note into the private placement of convertible notes totaling $2,270,000 completed by the Company on August 29, 2008. The full amount of the discount originally allocated, $162,352, was only partially amortized in the amount of $40,588 due to the early conversion of the convertible note.

NOTE 10:	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Codified within ASC, Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (Codified within ASC 820, Fair Value Measurements and Disclosures), which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations.

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2008.

The Company’s financial assets or liabilities subject to SFAS No. 157 as of September 30, 2009 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the value of Intellectual Property associated with software acquired during 2009 as well as a customer list acquired during 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of SFAS No. 133.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows: (1)

	Carrying Amount at 9/30/09	Quoted prices in active markets For identical assets/liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Acquired Assets (2)
Software code eResearch Technologies (eRT) transaction	$297,884	$-0-	$350,000	$-0-
Software code Logos Technologies, Ltd. Transaction	111,093	-0-	1,200,000	-0-
Customer list (eRT) transaction	1,276,643	-0-	1,500,000	-0-
Derivatives: (3)
Conversion feature liability	783,852	-0-	783,852	-0-
Warrant liability	1,288,786	-0-	1,288,786	-0-

Total of Derivatives	$3,758,257	$-0-	$5,122,638	$-0-

(1)	The Income approach was used as a valuation technique.
(2)	The fair value of the Acquired Assets was estimated using the Income approach with a discounted cash flow valuation methodology applied.
(3)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the period ended September 30, 2009.

Significant Valuation Assumptions

Risk free interest rate	0.12%
Dividend yield	0.00%
Expected Volatility	74.1%
Expected life (range in years)
Conversion feature liability	1.0 to 4.25
Warrant liability	2.5 to 4.0

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

	For the nine month period ended Other Income
	September 30, 2009	September 30, 2008
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to liabilities still held at the reporting date	$2,349,194	$1,909,051

Total gains included in earnings	$2,349,194	$1,909,051

On June 23, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by eResearch Technology, Inc. as is more fully described in Note 6. As part of our analysis of that transaction and prior to recording the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 6.

On August 3, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by Logos Technologies, Ltd as is more fully described in Note 7. As part of our analysis of that transaction and prior to recording the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 7.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2009 are as follows:

2009	$113,041
2010	521,626
2011	319,501
2012	73,339
2013	12,277

Total	$1,039,784

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $514,168 and $410,090 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

The Company’s corporate office lease expires in July 2011. The Company’s lease on its New Jersey field office expires in February 2013. The Company currently operates its wholly-owned subsidiary OmniComm Ltd. in the United Kingdom under the terms of a month-to-month lease.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on September 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by, a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. The remaining minimum royalty payments per year are as follows:

2009	$32,500
2010	582,500
2011	375,000
2012	412,500
2013	450,000
2014-2018	1,912,500

Total	$3,765,000

Pursuant to the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction. The Company began making annual payments of $100,000 to DataSci beginning in July 2009.

During the nine month period ended September 30, 2009, the Company recorded a charge to earnings in the amount of $288,988 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month period ended September 30, 2009 and (2) the accretion of the difference between the total stipulated annual minimum .royalty payments and the recorded present value accrual of the annual minimum royalty payments

NOTE 12:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008. The Company repaid $60,000 in principal on this promissory note during the nine months ended September 30, 2009. We incurred $12,499 in interest expense on the note payable to Noesis Capital Corp., the Placement Agent for the Company during the nine months ended September 30, 2008 and $10,284 for the nine month period ended September 30, 2009.

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

As of September 30, 2009, we have an aggregate of $7,220,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

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

•

On September 10, 2008, $210,000 principal amount Convertible Note and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 264,706 shares of our common stock. We received net proceeds of $210,000. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Debenture on the same terms and conditions of the sale of the New Securities. This Convertible Debenture, which carried an interest rate of 10% per annum, was due on September10, 2009. On August 29, 2008 Mr. Wit agreed to convert this Convertible Debenture into a private placement of Convertible Debentures that expire on August 29, 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

•

On September10, 2008, $300,000 principal amount Convertible Note. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 10% per annum and was due on September 30, 2010. On August 29, 2008 Mr. Wit agreed to convert this Convertible Note into a private placement of Convertible Debentures, which Convertible Debentures are due on August 29, 2010.

•

On September 27, 2008, $300,000 principal amount Convertible Note. This note is convertible at the option of the holder into any New Securities we issue before maturity of this Convertible Note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 10% per annum and was due on September 30, 2010. This note was repaid on July 8, 2008.

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

•

During July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one Convertible Note dated September 30, 2009. This note was convertible at the option of the holder into any New Securities we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This Convertible Note carried an interest rate of 12% per annum and was due on December 31, 2009. On September 30, 2009 Mr. Wit agreed to convert this Convertible Note into a private placement of Secured Convertible Debentures, which Secured Convertible Debentures are due on March 31, 2011.

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and one of our Directors. The Convertible Notes bear interest at 10% and are due on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $143,605 for the nine months ended September 30, 2009.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including Mr. Wit our Chief Executive Officer, as discussed above, and Mr. Smith our Chairman and Chief Technology Officer, Mr. Johnson our Chief Operating Officer, Mr. Linares our Chief Financial Officer and two members of our Board of Directors, Mr. Veatch and Mr. van Kesteren. The Convertible Debentures bear interest at 12% and are due on December 16, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $4,350,000 and $160,000, respectively, principal amount of Debentures, which are convertible into 8,700,000 shares and 320,000 shares, respectively, and received 8,700,000 and 320,000 warrants, respectively. As a result, Mr. Wit and Mr. van Kesteren are considered to be beneficial owners of approximately 30% and 5%, respectively, of our issued and outstanding and issuable upon conversion shares of common stock. Noesis Capital Corp. placement agent for the sale of our securities in various offerings since 1999 converted $100,000 in promissory notes and received 200,000 warrants to purchase common stock of the Company. Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, converted $200,000 that was originally invested into a round of financing of Secured Convertible Debentures in February 2008 and received 400,000 warrants to purchase common stock of the Company. Mr. Montero is considered to be the beneficial owner of approximately 10% of our issued and outstanding and issuable upon conversion shares of our common stock. Additionally the following officers and directors invested in the Convertible Debentures: Mr. Smith $5,000, Mr. Johnson, $25,000, Mr. Veatch $15,000 and Mr. Linares $125,000. The officers and directors received 10,000, 50,000, 30,000 and 250,000 warrants to purchase shares of our common stock, respectively Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $446,972 for the nine months ended September 30, 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

On September 30, 2009, we sold, $1,400,000 principal amount Secured Convertible Debentures (the “Secured Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer and a Director. The Secured Debentures bear interest at 12% and are due on March 31, 2011. As part of the transaction Mr. Wit purchased $1,100,000 principal amount of Secured Debentures, which are convertible into 4,400,000 shares and received 4,400,000 warrants. As a result, Mr. Wit is considered to be beneficial owner of approximately 25% of our issued and outstanding and issuable upon conversion shares of common stock. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Secured Debenture totaled $0 for the nine months ended September 30, 2009 since the note was issued on that date.

During the nine month period ended September 30, 2009, the Company issued 383,048 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The shares were valued at prices ranging from $0.19 to $0.30 per share based on the closing share price of our common stock on the OTC Bulletin Board on the date of each payroll. The shares of common stock were issued in lieu of salary for the nine month period ended September 30, 2009.

During the nine month period ended September 30, 2009 we have incurred $612,104 in interest expense payable to related parties and $72,137 for the nine month period ended September 30, 2008.

NOTE 13:	STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

As of September 30, 2009 we had the following outstanding securities:

•	85,503,692 shares of common stock issued and outstanding;

•	35,366,641 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding;

•	$8,745,000 principal amount 12% Convertible Debentures convertible into 21,212,000 shares of common stock; and

•	$75,000 principal amount 10% Convertible Notes convertible into 60,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

We have issued and outstanding warrants to purchase a total of 37,492,895 shares of our common stock, including:

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

•

Warrants to purchase 264,706 shares of our common stock at an exercise price of $0.60 per share expiring in September 2012 which were by us in connection with a private placement of our Convertible Notes in September 2008.

•

Warrants to purchase 7,449,012 shares of our common stock at exercise prices ranging from $0.25 to $0.60 per share expiring in February 2012 which were issued by us in connection with a private placement of our Secured Convertible Debentures in February 2008.

•

Warrants to purchase 4,890,000 shares of our common stock at exercise prices ranging from $0.25 to $0.60 per share expiring in August 2012 which were issued by us in connection with an extension of Secured Convertible Debentures which occurred in August 2008.

•

Warrants to purchase 5,520,000 shares of our common stock at exercise prices ranging from $0.25 to $0.60 per share expiring in August 2012 which were issued by us in connection with a private placement of our Convertible Debentures in August 2008.

•

Warrants to purchase 10,536,001 shares of our common stock at exercise prices from to $0.25 to $0.60 per share expiring in December 2012 which were issued by us in connection with a private placement of our Convertible Debentures in December 2008.

•

Warrants to purchase 5,600,000 shares of our common stock at an exercise price of $0.25 per share expiring in September 2013 which were issued by us in connection with a private placement our Secured Convertible Debentures in September 2009.

10% Convertible Notes

From February 1999 to May 1999, we issued 10% convertible notes (“10% Convertible Notes”) in the aggregate principal amount of $862,500. The 10% Convertible Notes pay 10% interest and were due and payable on September 2004. The holders have the right to convert the principal and interest amount into shares of our common stock at a

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

rate of $1.25 per share. From 2000 to 2007, certain of the note holders converted an aggregate of $787,500 principal amount of the notes according to their terms into 1,456,638 shares of our common stock. In addition, the holders of the 10% Convertible Notes were granted certain demand and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the 10% Convertible Notes.

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

On August 29, 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the exercise price on the Warrants was lowered from $0.75 per share to $0.60 per share. In conjunction with the lowering of the exercise price and the Extension the investors received an additional 3,282,455 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension. On December 1, 2008, the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 31, 2009. The principal amount extended to January 31, 2009 was $300,000. The Debentures bore interest at a rate of 12% per annum until their January 31, 2009 maturity date. The six investors received an additional 50,000 warrants to purchase shares of our common stock at an exercise price of $0.60 per share for a period of four years after their extension. the exercise price on the Warrants was lowered from $0.75 per share to $0.60 per share. On September 30, 2009 the Company sold an aggregate of $1,400,000 of Secured Convertible Debentures with convertible Common Stock Warrants with an exercise price of $0.25. In conjunction with the Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share. The investors received an additional 6,125,882 warrants to purchase shares of our common stock at an exercise price of $0.25 per share.

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our President and Chief Executive Officer. We received net proceeds of $1,400,000. The Debentures, which bear interest at 12% per annum, are due 18 months from their issuance date on March 31, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(continued)

Convertible Debentures

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share and contained certain antidilution rights. Pursuant to those antidilution rights and in connection with a Private Placement of Secured Convertible Debentures of the Company on September 30 2009 the Company lowered the conversion rate on the Convertible Notes for non-Related Party noteholders to $0.25 per share. The lowering of the conversion rate resulted in the possible issuance of an additional 700,000 shares of common stock upon conversion of the Convertible Notes. In addition, as part of the issuance of the Secured Convertible Debentures two Related Parties of the Company, Cornelis F. Wit, our President and Chief Executive Officer and a Director and Guus van Kesteren, a Director, waived their antidilution rights and agreed to extend the maturity of the Convertible Notes they hold by three years to August 29, 2013. In addition convertible Common Stock Warrants with an exercise price of $0.25 were issued. In conjunction with the Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share. The investors received an additional 980,000 warrants to purchase shares of our common stock at an exercise price of $0.25 per share.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock at an exercise price of $0.60 per share before December 16, 2012 to eleven accredited investors including our Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share and contained certain antidilution rights. Pursuant to those antidilution rights and in connection with a Private Placement of Secured Convertible Debentures of the Company on September 30 2009, the Company lowered the conversion rate on the Convertible Notes for non-Related Party noteholders to $0.25 per share. The lowering of the conversion rate resulted in the possible issuance of an additional 266,000 shares of common stock upon conversion of the Convertible Notes. In addition convertible Common Stock Warrants with an exercise price of $0.25 were issued. In conjunction with the Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share. The investors received an additional 90,002 warrants to purchase shares of our common stock at an exercise price of $0.25 per share. In addition, as part of the issuance of the Secured Convertible Debentures eight Related Parties of the Company, including four directors of the Company, Cornelis F. Wit, our President and Chief Executive Officer and a Director, Stephen E. Johnson , our Chief Operating Officer, Ronald T. Linares, our Chief Financial Officer and Noesis Capital Corp. our Placement Agent, waived their antidilution rights and agreed to extend the maturity of the Convertible Notes they hold by three years to December 16, 2013.

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

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2007	$7,957	$7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	989	989
2009 Activity	2,062	2,062

Balance September 30, 2009	$3,051	$3,051

NOTE 14:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 73,995,897 and 34,240,677 have been omitted from the calculation of dilutive EPS for the quarters ended September 30, 2009 and September 30, 2008, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(4,130,554)	79,787,889	$(0.05)	$(5,876,387)	70,150,937	$(0.08)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(4,130,554)	79,787,889	$(0.05)	$(5,876,387)	70,150,937	$(0.08)

	For the Three Months Ended
	September 30, 2009			September 30, 2008
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(3,069,997)	85,252,194	$(0.04)	$(1,003,634)	75,816,148	$(0.01)
Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(3,069,997)	85,252,194	$(0.04)	$(1,003,634)	75,816,148	$(0.01)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein and conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides Electronic Data Capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, Clinical Research Organizations (“CRO”), and other clinical trial sponsors via our Web-based software applications. Our EDC software applications allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical study data including patient histories, patient dosing, adverse events, and other clinical trial information.

During fiscal 2009 we have sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

•

Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in our acquisitions of the EDC assets of eResearch Technologies and Logos Technologies, Ltd. during 2009.

Our operating focus is first to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving TrialMaster to ensure our services and products remain an attractive, high-value EDC choice. During 2009 we have increased our marketing and sales personnel both in the U.S. and European markets and will look to aggressively expand the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through TrialMaster. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent approximately $1,271,211 and $663,792, on R & D activities during the nine months ended September 30, 2009 and September 30, 2008, respectively. The majority of these expenses represent salaries to our developers which include costs associated with customization of the TrialMaster software for our clients’ projects.

Recent Acquisitions

eResearch Technology Asset Acquisition:

On June 23, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by eResearch Technology, Inc. (“eResearch”) (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to the operating and business development team of eResearch’s EDC team, to increase our presence in the EDC industry through the eResearch client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement. Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock.

Logos Technologies, Ltd. (In Administration)

On August 3, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it can allow us increase our revenues in order to leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry.

The Company purchased from Logos Ltd (in Administration), the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Sale Agreement. We also assumed certain liabilities associated with these assets which includes a short-term office lease obligation. Consideration for the acquisition consisted of £92,000, which approximates $152,628.

The Nine-Month period ended September 30, 2009 Compared With the Nine-Month period ended September 30, 2008

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2009 and September 30, 2008 is included in the table below.

	For the nine months ended September 30,
	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Total revenues	$6,692,440		$4,281,367		$2,411,073	56.3%

Cost of sales	1,396,935	20.9%	980,845	22.9%	416,090	42.4%

Gross margin	5,295,505	79.1%	3,300,522	77.1%	1,994,983	60.4%

Salaries, benefits and related taxes	6,785,888	101.4%	6,620,322	154.6%	165,566	2.5%
Rent	514,168	7.7%	410,090	9.6%	104,078	25.4%
Consulting	124,455	1.9%	258,379	6.0%	(133,924)	-51.8%
Legal and professional fees	474,237	7.1%	318,594	7.4%	155,643	48.9%

Selling, general and administrative	883,061	13.2%	391,974	9.2%	491,087	125.3%

Total operating expenses	9,675,507	144.6%	8,872,677	207.2%	802,830	9.0%

Operating income (loss)	(4,380,002)	-65.4%	(5,572,155)	-130.1%	1,192,153	-21.4%

Interest expense	(1,950,721)	-29.1%	(1,994,009)	-46.6%	43,288	-2.2%
Interest income	4,395	0.1%	6,594	0.2%	(2,199)	-33.3%

Unrealized gain on derivatives	2,349,194	35.1%	1,909,051	44.6%	440,143	23.1%

Net (loss)	(3,976,702)	-59.4%	(5,650,519)	-132.0%	1,673,817	-29.6%

Total preferred stock dividends	(153,850)	-2.3%	(225,868)	-5.3%	72,018	-31.9%

Net (loss) attributable to common stockholders	$(4,130,552)	-61.7%	$(5,876,387)	-137.3%	$1,745,835	-29.7%

Net (loss) per share	$(0.05)		$(0.08)

Weighted average number of shares outstanding	79,787,889		70,150,937

Results of Operations

Revenues for the nine-month period ended September 30, 2009 were $6,692,440 compared to $4,281,367 for the nine-month period ended September 30, 2008, an increase of 56.3%. Industry acceptance of EDC continues to increase. Industry estimates from Health Industry Insights are that EDC was a $600 million market in 2008, with an annualized 15% growth rate for the next three-to-five years. TrialMaster has historically sold primarily as an application service provider (“ASP”) that provides EDC and other services such as an enterprise management suite which assists its clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. As we continue developing TrialMaster and our client relationships mature we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. TrialMaster contracts for ASP services provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors, and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial. The table below provides a comparison of our recognized revenues for the nine month periods ended September 30, 2009 and September 30, 2008.

	Nine Months Ended
Business Activity	09/30/09		09/30/08
Set-up Fees	$3,525,554	52.7%	3,053,654	71.3%
Change Orders	341,388	5.1%	320,618	7.5%
Maintenance	1,562,797	23.3%	907,095	21.2%
Licensing	515,158	7.7%	-0-	0.0%
Prof. Services	421,195	6.3%	-0-	0.0%
Hosting and Subscriptions	326,348	4.9%	-0-	0.0%

Totals	$6,692,440	100.0%	$4,281,367	100.0%

Generally, ASP contracts will range in duration from one month to several years. ASP Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Beginning in late 2008 we began selling our core TrialMaster product on a licensed basis. Over the past two fiscal quarters we have experienced greater success in selling that product on a licensed basis. The EDC assets acquired from eResearch and Logos Ltd are primarily sold on a licensed basis. License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for deployment of our complementary eClincial software and solutions. Licensed contracts have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually. The Company has begun, and expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 52.8% of our revenues during the nine-month period ended September 30, 2009 and approximately 50.1% of our revenues during the nine-month period ended September 30, 2008. One customer accounted for 30.1% of our revenues during nine-month period ended September 30, 2008. One customer accounted individually for 28.0% of our revenues during nine-month period ended September 30, 2009. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased to $1,396,935 for the nine-month period ended September 30, 2009 from $980,845 for the nine-month period ended September 30, 2008, an increase of 42.4%. Cost of goods sold were approximately 20.9% of sales for the nine-month period ended September 30, 2009 compared to 22.9% for the nine-month period ended September 30, 2008. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the nine-month period ended September 30, 2009 due to an increase of approximately $44,153 for costs associated with delivery of training and implementation of TrialMaster, an increase of $61,742 in costs associated with third-party services associated with the delivery of our application to customers and the addition of eight additional programmers (four of whom are part of the eResearch study build team we acquired) and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to approximate 25% of sales during the remainder of fiscal 2009 and to stabilize to the 20% to 22% range as we expand the number of licenses we deploy and service since we expect Licensed engagements to fall in the 20% range as that product matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster, (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our initial business development efforts in commercializing the EDC Assets we acquired from eResearch and Logos Ltd. We expect to primarily sell those products primarily as licensed products providing further basis to our cost of goods sold estimates.

Salaries and related expenses were our biggest expense at 70.1% of total operating expenses for the nine-month period ended September 30, 2009 and 74.6% of total operating expenses for the nine-month period ended September 30, 2008. Salaries and related expenses totaled $6,785,888 for the nine-month period ended September 30, 2009 compared to $6,620,322 for the nine-month period ended September 30, 2008, an increase of $165,566 or 2.5%. We currently employ approximately 65 employees out of our Ft. Lauderdale, Florida corporate office, 15 employees out of our New Jersey field office, six out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added and expect to continue to selectively add experienced sales and marketing personnel during the remainder of fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the nine-month period ended September 30, 2008 and nine-month period ended September 30, 2009 we incurred $986,733 and $630,969, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $104,078 during the nine-month period ended September 30, 2009 when compared to the nine-month period ended September 30, 2008. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. We have recorded $81,666 in rent and related expenses since the June 23, 2009 acquisition date of eResearch for office space and transition related expenses. Our OmniComm Ltd. subsidiary is currently operating out of the Logos, Ltd. office space on a month-to-month basis. We expect to enter into a lease for office space for our UK based subsidiary during the fourth quarter of 2009.

Consulting services expense was $124,455 for the nine-month period ended September 30, 2009 compared with $258,379 for the nine-month period ended September 30, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs. Employee recruiting fees dropped by $68,795 during the nine month period ended September 30, 2009 compared to the similar period in 2008 as our general hiring levels declined during the 2009 economic slowdown. Fees paid to third-party software developers decreased in connection with our decreased use of software development personnel in Russia during 2009.

Legal and professional fees totaled $474,237 for the nine-month period ended September 30, 2009 compared with $318,594 for the nine-month period ended September 30, 2008, an increase of approximately $155,643. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters and our acquisition of the eResearch EDC Assets during June 2009 and the acquisition of the Logos EDC Assets in August 2009. The table below compares the significant components of our legal and professional fees for the nine month periods ended September 30, 2009 and September 30, 2008, respectively.

	09/30/08	09/30/09	Change
Financial Advisory	$67,500	$129,813	$62,313
Audit and Related	64,000	64,665	665
Accounting Services	34,114	40,668	6,554
HR Consulting Services	-0-	22,100	22,100
Patent Litigation	25,471	29,705	4,234
General Legal	113,464	107,419	(6,045)
Acquisition Related	-0-	53,160	53,160

Total Legal and Professional	$304,549	$447,530	$142,981

Selling, general and administrative expenses (“SGA”) were $883,061 for the nine-month period ended September 30, 2009 compared to $391,974 for the nine-month period ended September 30, 2008, an increase of 125.3%. During the nine months ended September 30, 2009 we have recorded $288,988 in license fees associated with our license agreement with Datasci, LLC compared to $0 during the nine month period ended September 30, 2008. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $56,283 from $241,924 for the nine-month period ended September 30, 2008 to $185,641 for the nine-month period ended September 30, 2009, a decrease of approximately 23.3%. Our SGA expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are expected to increase during the remainder of fiscal 2009.

Interest expense was $1,950,721 during the nine-month period ended September 30, 2009 compared to $1,994,009 for the nine-month period ended September 30, 2008, a decrease of $43,288. Interest incurred to related parties was $612,104 during the nine-month period ended September 30, 2009 and $74,081 for the nine-month period ended September 30, 2008. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$1,286,831	$1,672,508	($385,677)
Feb. 2008 Secured Convertible Debentures	0	116,569	-116,569
August 2008 Convertible Notes	169,784	19,901	149,883
December 2008 Convertible Notes	455,499	0	455,499

Total	$1,912,114	$1,808,978	$103,136

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties micro-cap firms have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and during September 2009 were obtained at the best terms available to the Company. During the nine-month period ended September 30, 2008 we issued $4,595,000 in Secured Convertible Debt, including $2,445,000 to members of our Board of Directors and Officers of the Company. During the nine-month period ended September 30, 2009, we sold $1,400,000 in Convertible Debt including $1,100,000 to our President and CEO.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded a net unrealized gain of $2,349,194 during the nine-month period ended September 30, 2009 compared with a net unrealized gain of $1,909,051 during the nine-month period ended September 30, 2008. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.

There were arrearages of $148,870 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $ 67,245 in Series C Preferred Stock dividends for the nine-month period ended September 30, 2008, compared with arrearages of $153,850 in 5% Series A Preferred Stock dividends for the nine-month period ended September 30, 2009. We deducted $225,868 and $153,850 from Net Income (Loss) Attributable to Common Stockholders’ for the nine-month periods ended September 30, 2008 and September 30, 2009, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

The Three-Month period ended September 30, 2009 Compared With the Three-Month period ended September 30, 2008

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2009 and September 30, 2008 is included in the table below.

	For the three months ended September 30,
	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Total revenues	$2,461,464		$1,629,783		$831,681	51.0%

Cost of sales	450,690	18.3%	322,409	19.8%	128,281	39.8%

Gross margin	2,010,774	81.7%	1,307,374	80.2%	703,400	53.8%

Salaries, benefits and related taxes	2,497,681	101.5%	2,358,184	144.7%	139,497	5.9%
Rent	239,337	9.7%	145,247	8.9%	94,090	64.8%
Consulting	35,124	1.4%	41,884	2.6%	(6,760)	-16.1%
Legal and professional fees	237,358	9.6%	152,815	9.4%	84,543	55.3%

Selling, general and administrative	253,614	10.3%	97,030	6.0%	156,584	161.4%

Total operating expenses	3,765,075	153.0%	3,147,750	193.1%	617,325	19.6%

Operating income (loss)	(1,754,301)	-71.3%	(1,840,376)	-112.9%	86,075	-4.7%
Interest expense	(658,546)	-26.8%	(794,754)	-48.8%	136,208	-17.1%
Interest income	96	0.0%	1	0.0%	95	9500.0%
Unrealized gain (loss) on derivatives	(605,399)	-24.6%	1,681,435	103.2%	(2,286,834)	-136.0%

Net (loss)	(3,018,150)	-122.6%	(953,694)	-58.5%	(2,064,456)	216.5%

Total preferred stock dividends	(51,847)	-2.1%	(49,940)	-3.1%	(1,907)	3.8%

Net (loss) attributable to common stockholders	$(3,069,997)	-124.7%	$(1,003,634)	-61.6%	$(2,066,363)	205.9%

Net (loss) per share	$(0.04)		$(0.01)

Weighted average number of shares outstanding	85,252,194		75,816,148

Results of Operations

Revenues for the three-month period ended September 30, 2009 were $2,461,464 compared to $1,629,783 for the three-month period ended September 30, 2008, an increase of 51.0%. The table below provides a comparison of our recognized revenues for the three-month periods ended September 30, 2009 and September 30, 2008.

	Three Months Ended
Business Activity	09/30/09		09/30/08
Set-up Fees	$1,172,456	52.7%	1,236,122	28.9%
Change Orders	47,460	5.1%	104,349	2.4%
Maintenance	771,648	23.4%	289,312	6.8%
Licensing	83,267	7.7%	-0-	0.0%
Prof. Services	65,233	6.3%	-0-	0.0%
Hosting and Subscriptions	321,400	4.9%	-0-	0.0%

Totals	$2,461,464	100.0%	$1,629,783	100.0%

We have begun our initial efforts at commercializing the EDC Assets we acquired during the third quarter of fiscal 2009 (eResearch EDC Assets and Logos EDC Assets). We do not believe the revenue and contract results we have achieved to-date are indicative of the revenues we will derive from the sale of these EDC products and services. The table below provides a breakdown of the sources of our revenues broken down by the products and services that currently comprise our portfolio of products. The revenues recognized during the three month period ended September 30, 2008 for our eResearch EDC Assets are indicative of existing contracts and relationships assumed at the time of the acquisition of the those assets. We have begun more extensively marketing those solutions particularly in Europe.

Sources of Revenues – Three Months Ended September 30, 2009
Product Source	Revenues ($)	% of Sales
eResearch	$869,451	35.3%
Logos	14,500	0.6%
TrialMaster
ASP	1,429,013	64.1%
Licensing	148,500	6.0%

	$2,461,464	100.0%

Cost of goods sold increased to $450,690 for the three-month period ended September 30, 2009 from $322,409 for the three-month period ended September 30, 2008, an increase of 39.8%. Cost of goods sold were approximately 18.3% of sales for the three-month period ended September 30, 2009 compared to 19.8% for the three-month period ended September 30, 2008. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the three-month period ended September 30, 2009 due to an increase of approximately $44,600 for costs associated with delivery of training and implementation of TrialMaster, an increase of $61,700 in costs associated with third-party services associated with the delivery of our application to customers and the addition of eight (four of whom were study developers from our acquisition of the eResearch EDC Assets) additional programmers and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

Salaries and related expenses were our biggest expense at 66.3% of total operating expenses for the three-month period ended September 30, 2009 and 74.9% of total operating expenses for the three-month period ended September 30, 2008. Salaries and related expenses totaled $2,497,681 for the three-month period ended September 30, 2009 compared to $2,358,184 for the three-month period ended September 30, 2009, an increase of 5.9%. We currently employ approximately 65 employees out of our Ft. Lauderdale, Florida corporate office, 15 employees out of our New Jersey field office, six out-of-state employees and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added and expect to continue to selectively add experienced sales and marketing personnel during the remainder of fiscal 2009 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. During the three-month period ended September 30, 2008 and three-month period ended September 30, 2009 we incurred $420,906 and $242,602, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by $94,090 during the three-month period ended September 30, 2009 when compared to the three-month period ended September 30, 2008. We expanded our corporate office lease that runs through July 2011 to include a total of approximately 10,000 square feet. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space and services from Gold Coast 1-Vault in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in December 2010. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC assets during the third quarter of fiscal 2009. We have recorded $81,666 in rent and related expenses since the June 23, 2009 acquisition date of eResearch for office space and transition related expenses. Our OmniComm Ltd. subsidiary is currently operating out of the Logos , Ltd. office space on a month-to-month basis. We expect to enter into a lease for office space for our UK based subsidiary during the fourth quarter of 2009.

Consulting services expense was $35,124 for the three-month period ended September 30, 2009 compared with $41,884 for the three-month period ended September 30, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs.

Legal and professional fees totaled $237,358 for the three-month period ended September 30, 2009 compared with $152,815 for the three-month period ended September 30, 2008, an increase of approximately $84,543. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The significant components of the increase in fees include $53,160 in acquisition related legal fees and an increase of $6,230 in financial advisory fees.

Selling, general and administrative expenses (“SGA”) were $253,614 for the three-month period ended September 30, 2009 compared to $97,080 for the three-month period ended September 30, 2008, an increase of 161.4%. SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement, and include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by $69,175 from $106,592 for the three-month period ended September 30, 2008 to $37,417 for the three-month period ended September 30, 2009, a decrease of approximately 64.9%. We expect SGA, and more specifically sales and marketing expenses, to increase as we intensify and extend our selling and marketing efforts during the second half of fiscal 2009. Our SGA expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are generally higher during the second and third quarters of our fiscal year. Included in SGA for the second quarter of fiscal 2009 is $84,365 in expense pertaining to our patent license with DataSci, LLC.

Interest expense was $658,546 during the three-month period ended September 30, 2009 compared to $794,754 for the three-month period ended September 30, 2008, a decrease of $136,208. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings completed in fiscal 2008. The table below provides detail on the amounts of interest attributed to each of the financings.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$427,791	$132,919	$294,872
February 2008 Secured Convertible Debentures	-0-	58,958	(58,958)
August 2008 Convertible Notes	57,216	19,901	37,315
December 2008 Convertible Notes	153,501	-0-	153,501

Total	$638,508	$211,778	$426,730

We recorded unrealized gains and losses on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008. We recorded an unrealized loss of $605,399 during the three-month period ended September 30, 2009 compared with an unrealized gain of $1,681,435 during the three-month period ended September 30, 2008. The unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.

There were arrearages of $49,940 in 5% Series A Preferred Stock dividends for the three-month period ended September 30, 2008, compared with arrearages of $51,847 in 5% Series A Preferred Stock dividends for the three-month period ended September 30, 2009. We deducted $49,940 and $51,847 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods ended September 30, 2008 and September 30, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

	September 30, 2009	December 31, 2008	Change
Cash	281,476	2,035,818	(1,754,342)
Accounts Receivable, net of allowance for doubtful accounts	1,014,637	2,607,893	(1,593,256)
Current Assets	1,485,308	4,742,273	(3,256,965)

Accounts Payable and accrued expenses	949,713	1,085,700	(135,987)
Notes payable, current portion	-0-	111,800	(111,800)
Patent litigation settlement liability, current portion	631,439	241,464	389,975
Deferred revenue, current portion	3,048,127	3,549,058	(500,931)
Convertible notes payable, current portion	279,983	384,043	(104,060)
Current Liabilities	4,909,262	5,372,065	(462,803)

Working Capital (Deficit)	(3,423,954)	(629,793)	(2,794,161)

	Disclosure for the Nine month periods ended
	September 30, 2009	September 30, 2008
Net cash provided by (used in) operating activities	(3,635,660)	(3,932,674)
Net cash provided by (used in) investing activities	851,757	(467,796)
Net cash provided by financing activities	1,027,500	3,995,182

Net increase (decrease) in cash and cash equivalents	(1,754,342)	(415,024)

Cash and cash equivalents decreased by $1,754,342 from $2,035,818 at December 31, 2008 to $281,476 at September 30, 2009. This was the result of cash provided by financing activities of $1,027,500, cash provided by investing activities of $851,757 offset by $3,635,660 used in operating activities. The significant components of the activity include a loss from operations of approximately $3,976,703, increases from non-cash items in the amount of $95,135 and increases in cash of $245,906 from changes in working capital accounts.

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

Presently, we have approximately $100,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2009:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	249,300	0		249,300	(2)	0	0
Convertible Notes	8,820,000	425,000	(3)	1,495,000	(4)	0	6,900,000	(5)
Operating Lease Obligations (6)	1,039,785	113,041		521,626		319,501	85,617
Patent Licensing Fees (7)	2,318,939	631,439		375,000		412,500	900,000
Financial Advisory Agreement	87,500	87,500	(8)	0		0	0

Total	12,515,524	1,256,980		2,640,926		732,001	7,885,617

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010 and $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.
4.	Includes $350,000 in 10% Convertible Notes that matures in August 2010 and $95,000 in 12% Convertible Notes that mature in December 2010 and $1,400,000 in 12% Secured Convertible Notes that mature in March 2011.
5.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
6.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
7.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.
8.	Relates to Financial Advisory fees paid to Noesis Capital Corp., our Placement Agent and a 5% shareholder in our Company, Emerging Growth Equities and to CEOcast, Inc.

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

In May 2008, we sold an aggregate of $210,000 principal amount Convertible Note and Common Stock Purchase Warrants to purchase an aggregate of 264,706 shares of our Common Stock, which note carried interest at 10% per year and was due on September 30, 2010. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. On September 10, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note carried interest at 10% per annum and was due on September 30, 2010. On August 29, 2008 the Convertible Note and promissory notes were converted as part of a private placement of Convertible Notes that was closed on August 29, 2008.

On September 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note carried interest at 10% per annum and was due on September 30, 2010. The promissory note dated September 27, 2008 was repaid on July 8, 2008.

On August 29, 2008, we sold, $2,270,000 in principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders. In September 2009, Officers and Directors who invested in this Private Placement agreed to extend the maturity date on $1,920,000 of the Convertible Notes to August 29, 2013.

On September 27, 2008, we issued a promissory note with a principal amount of $300,000 to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. The promissory note carried interest at 10% per annum and was due on September 30, 2010. The promissory note dated September 27, 2008 was repaid on July 8, 2008.

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial

Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. In September 2009, Officers and Directors who invested in this Private Placement agreed to extend the maturity date on $4,980,000 of the Convertible Notes to December 16, 2013.

On September 30, 2009, we sold, $1,400,000 principal amount Secured Convertible Notes (the “Secured Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock to four accredited investors including our Chief Executive Officer. We received net proceeds of $1,400,000. The Secured Notes, which bear interest at 12% per annum, are due on March 31, 2011. The Secured Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our recently acquired EDC assets from Logos Technologies. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the remainder of fiscal 2009 and during fiscal 2010, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, bio-technology and medical device clinical trial sponsors. Our clients will be able to partially or completely license TrialMaster. This business model provides our clients a more cost efficient means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and the Logos, Ltd. EDC Assets) have historically been sold on a licensed basis and allow us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained TrialMaster users. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

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

During the year ended December 31, 2008, we raised an aggregate of $6,420,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer and a director of which $6,120,000 is outstanding as of September 30, 2009. Additionally, Guus van Kesteren, Director, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $160,000 and $200,000, respectively in principal amounts of convertible debentures during the fiscal year ended December 31, 2008. During the nine months ended September 30, 2009, we raised an aggregate of $1,100,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer all of which is outstanding as of September 30, 2009. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable term or at all.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses and accumulated deficits for the periods ending September 30, 2009, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg and Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2009 regarding our audited financial statements for the year ended December 31, 2008.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2009, we adopted the following new accounting pronouncements:

FASB Staff Position (FSP) Financial Accounting Standards (FAS) 157-2, Effective Date of FASB Statement 157 (Codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures) — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value Measurement.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (Codified within ASC 260, Earnings Per Share) — This staff position specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. Adoption of this FSP did not have a significant effect on our earnings per share.

SFAS No. 141(R), Business Combinations (Codified within ASC 805, Business Combinations) — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price, the accounting for acquisition cost and several acquisition related accounting practices. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (Codified within ASC 810, Consolidation) — This standard specifies that noncontrolling interests be reported as a part of equity, not as a liability or other item outside of equity. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (Codified within ASC 815, Derivatives and Hedging) — This standard requires enhanced disclosures about derivative instruments including how and why they are used; how they are accounted for; and how they affect an entity’s financial position, financial performance and cash flows. Adoption of this pronouncement did not have a significant effect on our earnings or financial position.

In the second quarter of 2009, we adopted the following new accounting pronouncements:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (Codified within ASC 820, Fair Value Measurements and Disclosures) — This FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Adoption of this FSP affects how we consider Level 2 inputs in determining fair values but did not have a significant effect on our earnings or financial position.

FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (Codified within ASC 825, Financial Instruments) — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 10 — Fair Value Measurements.

SFAS No. 165, Subsequent Events (Codified within ASC 855, Subsequent Events) — This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, introduces the concept of financial statements being available to be issued and requires disclosures regarding the date through which subsequent events were evaluated. Adoption of this standard did not have a significant effect on our earnings or financial position but does affect our disclosures regarding subsequent events.

SEC SAB 112 — This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

In third quarter 2009, we adopted the following new accounting pronouncement:

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codified within ASC 105, Generally Accepted Accounting Principles) — This Statement establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Adoption did not have an impact on our earnings or financial position but did revise our disclosures regarding accounting guidance references.

In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability and is effective fourth quarter 2009.

SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (Not yet included in Codification) — This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (Not yet included in Codification) — This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2009, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2009, the Company issued 114,316 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The shares were valued at prices ranging from $0.19 to $0.22 per share and were issued in lieu of salary for the three month period ended September 30, 2009. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

On September 30, 2009, the Company issued 415,000 shares of common stock to CEOcast, Inc for services provided relating to our investor relations activities. The shares were valued at $0.15 per share, or $62,250 in the aggregate. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 492) and Rule 506 of Regulation D of that act.

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

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	November 17, 2009

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	November 17, 2009

Exhibit Index

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.