Form 10-K
period 2009-12-31
OMNICOMM SYSTEMS INC
filed 2010-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2009	59,834,663	$14,958,666

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 26, 2010	Common Stock, $0.001 par value per share	85,507,699

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2010 Annual Meeting of Stockholders to be held on June 25, 2010 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc®. and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., and OmniComm Europe GmbH.

Overview

OmniComm Systems, Inc. provides Web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our eClinical product offerings include TrialMaster®, TrialOne™ and eClinical Suite™. TrialOne and eClinical Suite were acquired during 2009 as more fully described herein. Our eClinical products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data. Our eClinical software products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

Our eClinical products offer significant business benefits to our customers and are designed to help clinical trial sponsors more efficiently conduct their clinical trials. This efficiency translates into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions. We also provide business process consulting services that aim at more effectively integrating EDC and the broader array of eClinical solutions and processes into the clinical trial process. Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective. We believe that our eClinical solutions are significantly more efficient than the traditional paper collection methods employed by the clinical trial industry in the past. TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors. We are in the process of integrating the TrialOne and the eClinical Suites with TrialMaster in order to provide an end-to-end eClinical solution for our clients.

The benefits of managing a clinical trial using our eClinical products include:

•

Real-Time Access to the Data. Our eClinical products are designed to provide all interested parties with real-time access to study data over the Internet as it is generated. This allows for the monitoring of patient enrollments and related metrics at the earliest time point.

•

Faster Study Completion: We believe our eClinical products and services save time at the back-end of a clinical trial by eliminating most of the time it takes for database “clean-up” when compared with studies completed by paper-based Case Report Forms (“CRF”s). This is done by eliminating most incorrect or incomplete entries at the time of entry. A 2008 Clarkston Consulting report estimates that trial sponsors can experience up to a 70-80% reduction in clinical trial queries through EDC use. This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

•

Cost Savings: EDC involves fixed upfront system development costs. The use of EDC can be even more cost effective when applied to multiple studies, which we believe is relatively easy to do in certain therapeutic areas, in which there are a few primary indications and the studies are relatively simple and similar in terms of the type of data captured. A 2009 report by Contemporary Clinical Trials estimates that EDC users can expect a cost reduction of approximately 55% via the adoption of EDC when compared to traditional paper-based methods.

•

Improved quality and visibility of results. Our eClincial software applications allow users engaged in clinical trials to enhance the quality and completeness of their data earlier in the clinical trial process by providing real-time data cleansing and eliminating duplicative manual entry of data. We believe decision making is enhanced through consistent access to reliable data, including allowing for adaptive trial design, the early identification and termination of unsuccessful trials and timely access to trial data that may identify significant safety concerns.

•

Comprehensive clinical development solution. We have designed our comprehensive solutions to provide support throughout the clinical development process, by providing consulting services in the protocol authoring process to preparing data for regulatory analysis and submission. We provide third party technology providers with access to our application programming interface, or API, and developer tools, which facilitates integration with complementary business systems. Our eClinical applications can be integrated easily with auxiliary clinical and operational data systems, making it the core for a complete end-to-end solution.

According to a 2008 EvaluatePharma report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $120 billion in 2008, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. A 2009 report by William Blair and Company states that the EDC market is estimated to grow at 15% per year through 2012 with an estimated 80% share by 2011 as paper records are converted to digital and a total estimated market opportunity of $1.4 billion in 2012.

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical solutions and services are priced to provide a solid value, which we believe will stimulate customer demand. In addition, we believe that through the natural evolution of our products and via the additional functionality we have added through our two recent acquisitions that we have increased the scope and quality of products and services we offer. We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. During 2009, we increased the breadth and depth of our products and clients through the acquisition of the EDC assets of eResearch Technology and through the acquisition of Logos Technologies, Ltd EDC assets which included the TrialOne (formerly Alphadas ™) EDC software application. The key elements of our strategy are:

Expand our global customer base. We expect EDC adoption to increase, resulting in significant growth in spending on EDC solutions. We will continue to pursue new relationships with large global pharmaceutical and biotechnology companies by leveraging our support infrastructure, unique language translation capabilities and industry expertise. In addition, we have marketing, sales and services resources dedicated to small- and middle-market life sciences companies, since we believe this market represents an under-penetrated opportunity for customer expansion.

Stimulate Demand by providing Clinical Trial Sponsors with High Value eClinical Services and Products. Deploying eClinical services and products can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are according to a CenterWatch report approximately 8.5% of total drug development costs. Our eClinical solutions have been designed to make the trial building process more efficient than the technologies deployed by our competitors and we have been able to provide pricing that is in many cases substantially lower than that of the competition. We believe we provide a broad array of eClinical solutions, excellent customer service, including full project management and process improvement consulting—while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

Increase Sales to our Existing Customers. We intend to increase the share of eClinical spending we receive from our existing customers by continuing to increase the scope of services and eClinical products we offer. The two acquisitions completed in 2009 are intended to allow us to add a dedicated Phase One solution, TrialOne, and a broad set of eClinical solutions including an enhanced reporting tool, a clinical trial management system (“CTMS”), a clinical data management system (“CDMS”) and a client portal that provides user dashboard functionality. By offering end-to-end eClinical solutions to our customers we believe we afford them the opportunity to experience seamless integration of the services and software products needed to bring their therapies to market. We believe a suite of integrated eClinical products and services will diminish the total cost of ownership, increase the efficiency of the solutions provided to our customers and will allow us to capture revenues that are currently being spent with other eClinical solution providers.

Emphasize Low Operating Costs. We are committed to keeping our operating and general and administrative costs low. We have achieved our low operating costs primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time. We have also been able to leverage our existing administrative, selling, consulting and clinical infrastructure in the scope of our two acquisitions. By leveraging our existing corporate infrastructure we have been able to add approximately 45 new clients across the U.S. and in Europe without adding any personnel aside from those acquired in the two transactions. We believe we use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on developing and implementing improvements that increase our efficiency and we believe that as we continue to integrate our three existing software platforms and services that we will enhance our ability to broaden our product line. We have already derived benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

Provide EDC Services to Small and Midsize Pharmaceutical, Bio-Technology and Medical Device Companies. In considering new markets, we focus on service to markets that we believe are underserved. In determining which markets to select, we have analyzed the size of our potential markets and concluded that providing service to small and mid-sized firms provides a substantial marketing opportunity. These firms conduct many thousands of clinical trials annually. Most do not have the technological or financial wherewithal to develop a product like TrialMaster and often prefer working with small companies themselves. Yet, the advantages of eClinical services, such as quick trial deployment, cost-savings and more rapid Go/No-Go decisions are just as crucial to this size firm as to their Fortune 500 competitors.

Continue Expansion of Indirect Sales Through CRO Partnerships. Penetrating the CRO market is an important component of our strategic plan. By emphasizing CRO partnerships through our CRO Preferred Program™ we have been able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice. During 2009, the percentage of revenues from our CRO clients totaled approximately 30%. We initiated the marketing of our CRO Preferred Program in early 2007 and as of December 31, 2009 we had entered into approximately 45 CRO Partner relationships. CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited marketing resources, our CRO strategy has allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products. The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services.

Differentiate Through Service. We believe that a key to our initial and long-term success is that we offer customers a robust EDC product and a distinctive experience that includes highly efficient integration with data imports and exports, quick set-up times and a growing list of eClinical enhancements. Based on customer feedback, we believe our service is an important reason why our customers choose us over other EDC providers.

Penetrate the Large Pharma Market. As part of the June 2009 eClinical Suite acquisition we acquired the rights to contracts with two of the ten largest pharmaceutical companies. We also acquired the rights to one of the ten largest pharmaceutical companies in the August 2009 Logos Technologies acquisition. Historically, we have had difficulties penetrating this market due to the size and scope of our operations. Our long-term success in the eClinical market is predicated on leveraging the R & D, clinical and G & A investments we have made in the last three years over as large a group of clients and projects as possible. It is typically more cost efficient, both to us and our clients, to deploy EDC and eClinical solutions over a broader array of projects since EDC and eClinical solutions provide significant economies of scale from a human resources perspective when compared with traditional paper-based data collection methods. The largest pharmaceutical companies have R & D budgets encompassing a significantly larger number of therapies and projects than others in the clinical trial space and are therefore in a position to spend more on EDC and eClinical solutions. The contracts we assumed in connection with our two fiscal 2009 acquisitions provide us with entrée to this market and may allow us to substantially increase our penetration within this market.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial. Experience with EDC and other eClinical trial management solutions also varies based on such parameters as client size and sophistication. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based services adoption. Our TrialMaster EDC application has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. Beginning in late 2008 we began offering TrialMaster under several business models including—ASP, Technology Transition, and Technology Transfer.

We offer a fully hosted ASP model designed to let the client bring study administration and set-up services in-house yet continue to host the solution with us, and a complete Technology Transfer model for clients that want to bring their eClinical technology solution in-house. This methodology allows our customers to use our services at their own pace, given the logistics of their human resource, infrastructure and capital constraints. This model allows us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

Under our ASP and Technology Transition models, critical data is housed in Cincinnati Bell’s e-business center in Cincinnati, Ohio. For Technology Transfer engagements, OmniComm provides an array of implementation services such as installation, configuration, training, and validation support to assist our customers during the migration of the eClinical software and services to client owned facilities.

ASP contracts provide for flexible pricing that is based on both the size and duration of the clinical trial. Size parameters for ASP engagements include the number of case report forms (“CRF”) used to collect data and the number of sites utilizing TrialMaster. The client pays a trial setup fee based on the previously mentioned factors and then pay an on-going maintenance fee for the duration of the clinical trial that provides software updates, network and site support during the trial. Generally, these contracts will range in duration from three months to five years. Setup fees are generally earned prior to the inception of a trial, however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” codified within Accounting Standards Codification 605 – Revenue Recognition which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred. In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability. In the long-run, we believe this backlog of “unrecognized” revenue, which is recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Pricing for Technology Transition and Technology Transfer (“license or licensing”) is based on the transfer of a license of our eClinical solutions either on a perpetual or term license basis. Pricing is determined by the number of named users of the licensee and the volume of CRF pages collected annually. Under our Technology Transition model there is also an annual maintenance charge incurred for hosting and hosting related services. As part of our licensing model we offer professional and consulting services. The scope of services includes installation, implementation, validation and training services related to the purchase of an eClinical software application license. In addition, our professional services team provides consulting services aimed at helping our clients adopt “best practices” related to eClinical use within their existing operations. Professional and consulting services are generally offered on a time-and-materials basis.

Both the TrialOne software application and eClinical Suites have historically been, and are expected to be sold in the future, under Technology Transfer arrangements. Technology Transfer and Technology Transition relationships afford our clients with the ability to license eClinical solutions on a more cost-effective basis. However, these relationships are normally predicated on the client having the internal infrastructure needed to effectively deploy EDC and eClinical products and services. Consequently, we have found and continue to expect the typical client that licenses our eClinical applications to be a mid-sized or larger CRO, biotechnology and pharmaceutical clients that are testing multiple therapies.

The advantage to us of having the licensing business models is that it allows us to significantly increase our installed base of EDC clients with a concomitant increase in revenues, however, we are able to make smaller investments in incremental cost of goods sold. We expect our gross margins under licensing arrangements to exceed those we have historically experienced under our ASP model and are expected to be approximately 80% of revenues.

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

TrialMaster has been designed using Microsoft’s .NET® architecture. Critical features of the application include: drag and drop trial building that allows us to provide an efficient, easy to use trial building solution for internal and Technology Transfer or Technology Transition users; an extensive Library of re-usable forms allowing for more efficient and effective follow-on engagements; real-time query management, reporting and resolution; on-demand importing of data using all of the leading industry standard formats; a robust randomization solution for patient enrollment and inventory tracking solutions for lot and drug shipment; an integrated safety solution that allows for serious adverse event (“SAE”) tracking and reporting with MedWatch capabilities; integrated Ad-Hoc reporting is available through LogiXML and automated exports of data to client systems in various formats.

TrialBuilder. TrialBuilder, our protocol conversion tool, enhances the efficiency of clinical trial start-up by structuring eCRF development with intuitive tools, guiding clinical research teams through the study design and set-up processes. TrialBuilder facilitates integration with downstream clinical trial processes and systems, including data capture, management, analysis and electronic data submission. TrialBuilder can automatically configure TrialMaster studies, ensuring quality, consistency and efficiency for customers collaborating through both products.

Hosting. Substantially all of our customers use our hosting services for TrialMaster at our dedicated data center in Cincinnati, Ohio, which was designed specifically to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. Our state of the art facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers. Our eClinical customers receive similar support and service out of data center in Secaucus, New Jersey. In addition, we maintain back-up facilities and disaster recovery services out of a location in Fort Lauderdale, Florida. We use Iron Mountain for offsite data storage.

Our hosting operations incorporate industry-standard hardware, databases and application servers in a flexible, scalable architecture. Elements of our applications’ infrastructure can be replaced or added with minimal interruption in service in order to reduce the likelihood that the failure of any single device will cause a broad service outage. We can scale to increasing numbers of customers by adding industry-standard computers and servers and have invested heavily in our data center operations to expand our storage capacity to meet increasing customer demands. Our storage architecture helps to ensure the safe, secure archiving of customers’ data and to deliver the speed and performance required to enable customers to access and manage their clinical study data in real-time.

Support. We have a multi-national organization to support our applications worldwide. We also offer 24 by 7 support to our customers’ investigator sites through multi-lingual help desks located in Bonn, Germany.

TrialMaster Archive™ (“TMA”) allows us to provide client data on a post database lock basis using the same TrialMaster browser view the client utilizes while their clinical study is in production. TMA is delivered to the client via CD in a read-only format with the ability to export to study specific formats. TMA affords our clients and the FDA the ability to review clinical trial data by: trial; site; patient; visit and by form parameters. TMA is available in read-only and print-friendly formats and with and without audit trails. The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used. Each site is provided with a CD with just their site data. The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and no internet connection is required. In 2005, we developed a FDA Submission Module within TMA. This Submission Module creates a casebook containing PDF formatted copies of all CRFs in FDA submission format. This Casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs. The Submission Module is an optional component used in conjunction with our TMA product.

TrialMaster Safety™ TrialMaster Safety is our Pharmacovigilance database. Integrated with TrialMaster, TrialMaster Safety accommodates both the MedDRA® and WHO-Drug dictionaries and is HIPAA and 21 CFR Part 11 compliant. TrialMaster Safety features include: the ability to code and store serious adverse event (“SAE”) information either in a manually entered mode directly into a web-based form or automatically from event-driven information from a clinical study EDC System such as TrialMaster. The import module is vendor-independent and can be configured to accept sources of SAE information other than that from a clinical study or TrialMaster; inventory tracking of trial components and automatic notifications when certain trigger events occur; MEDWatch forms for US reporting or internationally; and electronic reporting of SAEs.

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

Consulting and Professional Services

Our services include delivery of our hosted solutions and consulting services, customer support and training and the delivery of implementation services for Technology Transfer engagements, including installation, configuration, validation and training. The primary consulting services we offer for both ASP and Technology Transfer engagements include:

•

Custom Configuration. Our EDC and eClinical platforms are flexible and allow for major reconfiguration. Each trial can be designed to suit specific client workflows and trial design. Our eClinical includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

•

Training. We provide extensive hands-on and eLearning-based EDC training classes. Training classes can be conducted at a sponsor location, at an investigator meeting or at an investigator site and via Web-cast.

•

System Integration. We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices, and Labs etc). We analyze our client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

•

SOPs and implementation assistance. Our client services and support personnel can be engaged to write an implementation plan designed to effectively integrate with our EDC solutions. We can also write standard operating procedures (“SOP”s) to help client staff clearly understand their roles in using TrialMaster to conduct trial activities. We can also analyze and document business processes to determine where greater operating efficiency may be gained.

•

Database setup. To get the most out of the our EDC systems, it is necessary to set up basic information such as users, permissions, sites, study protocol definitions, documents, dictionaries, integration and budgets. We provide personnel who support the implementation of EDC.

•

Installation. There are various architectures for deploying a secure EDC solution to remote investigator sites. This service explores different security, performance and system management alternatives and helps the client design and install an optimal solution to meet your their needs.

•	Validation. We offer a validation test kit that includes test cases and documentation to completely validate the installation of our EDC applications against regulatory requirements.

TrialOne Phase I EDC Software Acquisition

On August 3, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration (similar to a U.S. Chapter 11 bankruptcy proceeding) process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, is to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it can allow us to increase our revenues. Additionally, we believe we can leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry, the Phase I market space.

The Company purchased from Logos Ltd, the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the Sale Agreement. We also assumed certain liabilities associated with these assets which included a short-term office lease obligation. Consideration for the acquisition consisted of £92,000, which approximates $152,628.

In January 2010 we rebranded the Logos EDC Assets under the TrialOne trademark. During fiscal 2009 we began R & D efforts aimed at completely integrating the TrialOne software functionality within an end-to-end solution that utilizes TrialMaster as the core of our eClinical solution.

A 2009 PhRMA report estimates that its members firms, which account for approximately 75% of total R & D spending worldwide, spent approximately $3.5 billion on Phase I clinical trials during 2007. The majority of EDC vendors can not support the unique way Phase I trials are conducted. Often clinical trial sponsors will conduct numerous small studies that require frequent last minute changes. Those changes can be both time consuming and costly to implement. Typically, this has caused pharmaceutical companies to continue using traditional paper-based data collection methods. Typically Phase I trials are conducted on small subject populations and often only at one site. Studies can be broken down into multiple cohorts where the majority of data is collected in the first 48 hours.

TrialOne has been designed for real-time source-based data collection. Where this is not possible, data is collected through customizable data collection forms that are designed to match the source paper collection forms in order to reduce the errors inherent to data entry.

We believe TrialOne can help dramatically reduce queries through the use of real time edit checks and direct data capture from source medical instrumentation (e.g., ECG, vital sign monitors). The schedule-driven system, which is automated via the TrialOne application, assists investigators and their staff to collect accurate data at the point of patient collection reducing errors inherent with manual operations in a clinical trial.

TrialOne is a web-based application which provides secure real-time access to all study information, in particular trial sponsor and investigators are provided with information that allows for faster decision making. Mid-study data provides trial sponsors with information helpful in determining a drug’s safety and efficacy. More rapid access to clinical trial data will also allow trial sponsors to stop unsuccessful compounds sooner and to bring the successful therapies to market more quickly.

The key benefits of TrialOne for our customers include:

•	Faster data collection which leads to the ability to get to a quicker database lock allowing for a timelier analysis of study data;

•

An ability for clinical trial sponsors to reduce their total cost throughout the entire Phase I process by streamlining the patient recruitment process, improving error rates through the use of edit queries and through the effective use of integration with medical instrumentation;

•	Access to valid data earlier provides more visibility for “Go/No Go” decisions;

•	Increase subject safety-review data (e.g. vital sign trends) in real-time;

•	Manage or run more studies with less human resources; and

•	The use of bar-coded samples reduces laboratory errors thereby increasing patient safety.

TrialOne Phase I Application Suite

TrialOne provides a comprehensive application suite that provides site sponsors, investigators and study monitors with several tools designed at making the overall Phase I operation more efficient. The key components of the TrialOne application include:

Laboratory. Allows customers to completely automate their site’s laboratory. Samples can be tracked and batched while alarms and information can be configured specific to each sample. Dispatch lists and labels are automatically produced for shipment of samples to the central laboratory. Data is then received back electronically into the TrialOne database.

Subject Recruitment. The TrialOne subject recruitment module provides essential functionality for automating the collection and tracking of information involved in finding, screening and scheduling subject candidates for an early phase study. The use of TrialOne for subject recruitment allows customers to access a comprehensive volunteer record management system with ease and efficiency. The customized database can be searched for volunteers based on specific demographics, medical history and concomitant medications. Trial sponsors can define study-specific screening test panels and record volunteer screening test results. Outbound communications can be managed allowing for the scheduling of calls, sending e-mail blasts, printing mailing labels or exploring flexible CSV files.

The process of screening and interviewing study volunteers can be a time-consuming, expensive proposition. TrialOne provides staff with an easy-to-use, scripted interface for interviewing volunteers that allows staff to automatically evaluate study volunteers based on configurable inclusion and exclusion requirements. Finally, the TrialOne recruitment module seamlessly integrates data with TrialOne EDC solution when a volunteer is accepted into a study

eClinical Suite Acquisition

On June 23, 2009, we acquired certain tangible and intangible eClinical software (“eClinical”) assets, formerly owned by eResearch Technology, Inc. (“ERT”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to the operating and business development team of ERT’s eClinical team, was to increase our presence in the eClinical industry through the ERT client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from ERT, the eClinical Suite Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the Agreement and $1,150,000 in cash. We also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000 and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement.

Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock. Under the terms of the Agreement, ERT agreed to a covenant not to compete under certain circumstances with us for a period of two years following the closing.

The eClinical Suite was designed to provide a suite of products to address the capture, management and dissemination of clinical trial data. The integrated eClinical Suite is comprised of the following:

•	Portal — is an easy to use Web-based portal application enabling clinical trial researchers and staff to gain real-time access to study metrics, reports, folders and user forums.

•	eHealth EducationTM—a Web-based training environment enabling clinical research professionals to train and certify on the eClinical Suite.

•	EDC uses the latest technology to provide clinical sites and monitors with a comprehensive electronic data capture (EDC) system to capture clinical trial data and monitor the sites and data.

•

Data Management is a clinical data management system (CDMS) for collecting, cleaning and managing clinical trial data. The data management system also provides sponsors and CROs with the ability to roll-out paper, electronic and hybrid studies in short time frames.

•	Adverse Event Reporting is an adverse event management system enabling the generation of key regulatory reports, including CIOMS and MedWatch, and E2B electronic submissions for the EMEA; and

•

Clinical Trial Management System (CTMS) is an integrated system to plan, track, monitor and report on the status of clinical trials from a financial, planning and regulatory perspective and provide metrics and reports to the users.

The eClinical Suite is available for license over a renewable term (subscription license) in addition to a traditional perpetual license with annual maintenance. The eClinical suite may be hosted by the customer’s hosting partner or it may be installed on the customer’s computing infrastructure.

The eClinical group provides consulting and professional services to our customers. These services include providing process management, site set-up, training and clinical trial development consulting.

Industry Background

The eClinical industry is poised for widespread adoption over the next few years in both the domestic and international clinical trial market. Our research indicates that industry experts anticipate an enormous transition towards EDC in the next 5 years with estimates from firms such as William Blair and Company placing studies initiated using EDC use above 80% by the end of 2011.

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

Government Health Care Reform. There has been significant pressure in the U.S. to enact health care reform. During 2010 new legislation has been enacted which is likely to alter the dynamic of how prescription drugs are reimbursed by both private insurers and government-sponsored agencies. These pressures which may mandate significant cost containment measures including government sponsored health care and regulation over the cost of therapies may increase the pressure on drug and device manufacturers to expedite the approval of their products and services.

Generic Drug Effect. Competition from generic drugs following patent expiration has resulted in increasing market pressure on profit margins.

Increasingly Complex and Stringent Regulation. Increasingly complex and stringent regulatory requirements have increased the volume and quality of data required for regulatory filings and escalated the demand for real-time, high- accuracy data collection and analysis during the drug development process.

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

Market Opportunity

Clinical trials are a critical component in bringing a drug or medical device to market. All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process. We believe many clinical trials continue to be conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial. We believe that our solutions significantly reduce costs, improve data quality and expedite results. We believe the data integrity, system reliability, management control and auditable quality of our eClinical applications will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. For example, a new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to approximately five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

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

•	According to a 2010 Tufts Center for the Study of Drug Development report, the average drug approved for sale by the FDA costs over $1 Billion to bring to market.

Included in the above cost analysis of bringing a new medicine to market are expenses of project failures and the impact that long development times have on investment costs. The estimate also accounts for out-of-pocket discovery and preclinical development costs, post-approval marketing studies and the cost of capital. Lengthening development times caused by complex disease targets and a more intensive regulatory process have more than tripled the cost of developing a drug over the past 15 years. The estimates which were published as part of a 2010 Tufts University study cite that drug companies are under great pressure to reduce costs and to increase the pace of drug development.

We believe that success in the EDC market is predicated on several criteria. As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success. We believe these success criteria include:

•

Deployment options. Successful EDC vendors provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis. The ultimate criteria for selection of the type of technology delivery selected is often predicated on the size of the clinical trial sponsor.

•

Interoperability. Most clinical trial sponsors have invested in other technology platforms to run their trials. These include clinical data management systems, interactive voice response systems and Central Labs. The ability for an eClinical solution to integrate with existing technology platforms is a key decision making factor.

•

Scalability. The ability to scale the eClinical solutions to absorb additional projects seamlessly is important to trial sponsors. Scalable solutions will retain their speed and performance metrics as projects and engagements increase in size.

•

Migration from hosted to technology transfer solutions. When clinical trial sponsors decide to bring the eClinical services and solutions in-house it is vital that they do not experience a degradation of speed, performance or system reliability.

•

Flexibility. The more robust eClinical systems will be designed to provide the ability to increase functionality and guarantee interoperability with other industry technology solutions. As the industry and technology matures clinical trial sponsors will demand new functionality without loss of performance or reliability.

•	Vendor stability. eClinical vendors should be able to demonstrate a viable business model and financial structure that can sustain a long-term relationship with clinical trial sponsors.

•	Systematic adoption of best practices. eClinical vendors will be expected to assimilate best-practice workflows and process tools.

•

Professional services. The adoption and implementation of eClinical into a clinical trial environment requires significant financial, technical and human resource investment on the part of clinical trial sponsors. A robust offering of professional services that fully integrate with the technological eClinical offerings will be considered an integral part of any eClinical purchase.

License Agreement

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent. which we anticipate will approximate the annual minimum royalty payment(s) during any calendar year as follows: 2009—$130,000; 2010—$200,000; 2011—$300,000; and 2012—until expiration of the Licensed Patent—$450,000 per year. In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant has been granted for past use of the Licensed Patent. The warrant can be exercised by DataSci in month 24 or upon its sole discretion require the Company to pay $300,000 in cash in lieu of exercising the warrant.

On June 23, 2009 we entered into an agreement to acquire the EDC assets of eResearch Technology. Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the agreement.

Our Customers

We are committed to developing long-term, partnering relationships with our customers on a global basis and working closely with new customers to configure our systems to meet the unique needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2009, we had 92 customers, including 2 of the top 10 global pharmaceutical companies measured by revenue and the second largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
W. L. Gore	Medical Device
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
Kendle International	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Wyeth	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. As of December 31, 2009, we had 13 employees in sales and marketing.

Our efforts during 2010 will include: increasing the number of sales personnel employed both in the U.S. and in Europe, which will include the expansion of our inside sales force; increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

Our marketing strategy is to generate qualified sales leads, enhance the global recognition of our brand and products and establish OmniComm as a provider of high value eClinical solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base. We sponsor and participate in industry events including user conferences, trade shows and webinars. During 2010 we expect to increase the number of articles authored by OmniComm employees and to increase our efforts at participating in cooperative marketing efforts with our CRO partners and other providers of complementary services or technology, including joint press announcements, joint trade show activities and joint seminars and webinars.

Clinical trial sponsors have historically outsourced their clinical research activities in an attempt to control costs and expand capacity. Our CRO relationships help us position our software solutions as the core platform for their outsourced client trial management services. Through our CRO Preferred Program, we partner with CROs to deliver our eClinical technologies along with the CRO’s project and data management expertise. We also train, certify and support our CRO and other clinical services partners which enables them to quickly and cost-effectively implement our technology in sponsors’ studies. A critical aspect of the program is our ability to deliver our eClinical solutions on a fixed cost basis to our partners. Because of the economics intrinsic to the CRO industry a fixed cost solution affords the partner a stronger ability to manage their costs and deliver cost-effective solutions to their clinical trial sponsor clients.

We have been able to obtain valuable insight into our customers’ needs through the following specific customer initiatives:

Strategic Advisory Board. (SAB) We sponsor semi-annual meetings of the OmniComm Systems SAB which provides us with an opportunity to learn from industry experts about the trends and direction of the EDC, eClinical and R & D industries. The SAB is comprised of industry veterans from the biotechnology, medical device, CRO and pharmaceutical sectors. Members are both current and prospective users of our products. We have found that use of third-party industry experts provides us with useful feedback on our application services, provides a significant barometer for the threats and opportunities facing our industry in the short and long-run and allows us to forge meaningful relationships within the eClinical industry.

eClinical webinars. We host periodic web-based seminars for current and prospective customers, which are typically focused on our products or current developments in the eClinical industry.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our eClinical solutions. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. In the past, our philosophy towards software development has been to design and implement all of our solutions through in-house development. During 2009 we increased the scope and breadth of our eClinical solutions through the acquisition of the EDC assets of eResearch Technology in June 2009 and the acquisition of the EDC assets of Logos Technologies in August 2009. Both acquisitions added significant functionality in the form of products and services to our overall eClinical suite of applications. Because of the inherent limitations that exist in our operations due to manpower constraints and due to the nature of the products acquired we do not believe we could have internally developed either suite of products internally in a strategically feasible timeframe. As of December 31, 2009, we had approximately 35 employees involved in our research and development efforts.

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

We expect our R & D efforts over the next two to three years to be aimed at first, effectively integrating the broad array of functionality that exists in our current product base (TrialMaster, TrialOne and eClinical Suite), and second, broadening the scope of our eClinical functionality and services by selectively developing or acquiring new complementary products and services. These efforts may include select strategic alliances with software and service partners possessing clinical trial industry experience.

When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate the integrity of the solution, known in the industry as a validation package. Our software development lifecycle practices include streamlined methodologies for generating and maintaining validation packages during the software release process. These methodologies include a validated path for upgrading existing installations and data. We currently release major updates to our software applications approximately twice per year. We believe that the completeness of our validation packages provide our customers with an ability to stay on current technology, allowing us to minimize the number of legacy releases that require maintenance and support.

Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated research and development team building integration software and APIs on top of our platform. During fiscal 2009, we spent approximately $2,064,000 on R & D activities, the majority of which represented salaries to our programmers and developers. In fiscal 2008 we spent approximately $897,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States and abroad, and have filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “OmniComm Systems,” “TrialMaster,” “TrialBuilder,” “TrialExplorer” and “TrialOne”. These legal protections afford only limited protection for our technology. We are in the process of registering several trademarks in the United States and in the United Kingdom. We cannot predict whether these trademark registrations will provide meaningful protection. Additionally, trademark applications have been filed for various key components of our TrialMaster products and services. Our agreements with employees, consultants and others who participate in development activities could be breached. However, due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

We currently hold several domain names, including the domain names “omnicomm.com” and “trialmaster.com”. Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

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

In addition, since the software and Internet-based industries are characterized by the existence of a large number of patents, trademarks and copyrights it also involves frequent litigation based on allegations of infringement or other violations of intellectual property rights. We, and other companies in our industry, have entered into a settlement and obtained a license from a patent holder to license third-party technology and other intellectual property rights that are incorporated into some elements of our services and solutions. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims against us, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management attention from executing our business plan or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which would have a material adverse effect upon our business and financial position. There is no assurance that we will not become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. An adverse determination on such a claim would increase our costs and could also prevent us from offering our technologies and services to others.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, technology or copyrighted material, to third parties. We generally provide in our customer agreements that we will indemnify our customers against third-party infringement claims relating to our technology provided to the customer.

Competition

The market for electronic data collection, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of EDC and eClinical applications, clinical data management systems and adverse event reporting software, including:

•	systems developed internally by existing or prospective customers;

•

vendors of EDC, eClinical, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical, a business unit of Oracle Corporation, Medidata Solutions and PhaseForward, Inc.;

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

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•	product functionality and breadth of integration among the EDC, eClinical, clinical trial management systems and adverse event reporting solutions;

•	reputation and financial stability of the vendor;

•	low total cost of ownership and demonstrable benefits for customers;

•	depth of expertise and quality of consulting and training services;

•	performance, security, scalability, flexibility and reliability of the solutions;

•	speed and ease of implementation and integration; and

•	sales and marketing capabilities, and the quality of customer support.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our sales to date have been generated almost exclusively from U.S. based clients. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations. During 2007, we expanded our European operations by creating a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of our other OmniComm Europe BV into that unit. Our European subsidiary, OmniComm Europe, GmbH, operates out of an office in Bonn, Germany. We currently employ 15 employees in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services. Our European sales and business development efforts are managed out of this location as well.

In August 2009 we acquired the EDC assets of Logos Technologies Ltd. out of administration (similar to a U.S. Chapter 11 bankruptcy proceeding) in the U.K. As part of that transaction we opened an R & D office for our newly acquired phase one product, TrialOne. We currently employ five software developers and engineers out of that office.

During 2009 we also completed the acquisition of the EDC assets of eResearch Technology. The result of our two acquisitions was to increase the number of clients serviced in the European market to approximately 15 clients. We expect the percentage of revenues generated from our European operations to increase to approximately 10% of total revenues.

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

Employees

We currently have 104 full time employees of which four are executives, four are administrative, 70 are programmers, engineers or technology specialists, eight work in clinical operations, five are technology and systems managers and 13 are in sales and marketing. We employ 62 employees out of our headquarters in Fort Lauderdale, Florida, 15 employees out of a field office in Monmouth Junction, New Jersey and seven field sales and marketing employees in California, Illinois, Georgia, Pennsylvania, New York, Texas and North Carolina. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 15 employees in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employee’s five employees in Lymington, England. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997. We currently have operating subsidiaries in Bonn, Germany and Lymington, England and a wholly-owned U.S. subsidiary, OmniComm USA, Inc. Our Internet website address is http://www.omnicomm.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $8,275,481 and $10,878,521 in fiscal 2009 and 2008, respectively. At December 31, 2009, we had an accumulated deficit of approximately $55,870,527 and a working capital deficit of approximately $3,916,994. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2010, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

IF WE ARE NOT ABLE TO RELIABLY MEET OUR DATA STORAGE AND MANAGEMENT REQUIREMENTS, OR IF WE EXPERIENCE ANY FAILURE OR INTERRUPTION IN THE DELIVERY OF OUR SERVICES OVER THE INTERNET, CUSTOMER SATISFACTION AND OUR REPUTATION COULD BE HARMED AND CUSTOMER CONTRACTS MAY BE TERMINATED.

As part of our current business model, we store and manage in excess of ten terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and lead to reduced revenues and increased expenses. Our hosting services are subject to service level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

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

IN JUNE 2009 WE ACQUIRED THE EDC ASSETS OF ERESEARCH TECHNOLOGY AND IN AUGUST 2009 WE ACQUIRED THE EDC ASSETS OF LOGOS TECHNOLOGIES, LTD. WE MAY EXPAND OUR BUSINESS FURTHER THROUGH NEW ACQUISITIONS IN THE FUTURE. ANY SUCH ACQUISITIONS, AND OUR FAILURE TO MANAGE OUR GROWTH THEREFROM, COULD DISRUPT OUR BUSINESS, HARM OUR FINANCIAL CONDITION AND DILUTE CURRENT STOCKHOLDERS’ OWNERSHIP INTERESTS IN OUR COMPANY.

We intend to pursue potential acquisitions of, and investments in, businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, during 2009 we acquired the EDC assets of eResearch Technology and in August 2009 we acquired the EDC assets of Logos Technologies, Ltd.

Acquisitions involve numerous risks, including some or all of the following:

•	difficulties in identifying and acquiring complementary products, technologies or businesses;

•	substantial cash expenditures;

•	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;

•	difficulties in assimilating the operations and personnel of the acquired companies;

•	diversion of management’s attention away from other business concerns;

•	risk associated with entering markets in which we have limited or no direct experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and

•	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of such acquisitions, we may incur costs in excess of what we anticipate and management resources and attention may be diverted from other necessary or valuable activities. An acquisition may not result in short-term or long-term benefits to us. The failure to evaluate and execute acquisitions or investments successfully or otherwise adequately address these risks could materially harm our business and financial results. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success will depend in part on our ability to manage the growth anticipated with these acquisitions.

Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds for an acquisition by issuing equity securities or convertible debt, as a result of which our existing stockholders may be diluted or the market price of our stock may be adversely affected.

OUR REVENUES DERIVED FROM INTERNATIONAL OPERATIONS ARE SUBJECT TO RISK, INCLUDING RISKS RELATING TO UNFAVORABLE ECONOMIC, POLITICAL, LEGAL, REGULATORY, TAX, LABOR AND TRADE CONDITIONS IN THE FOREIGN COUNTRIES IN WHICH WE OPERATE, THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We expect that beginning in fiscal 2010 international customers will begin to account for a substantial percentage of our revenues. International operations are subject to inherent risks. These risks include:

•	the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets;

•	political instability;

•	greater difficulty in accounts receivable collection and enforcement of agreements and longer payment cycles;

•	compliance with foreign laws;

•	changes in regulatory requirements;

•	fewer legal protections for intellectual property and contract rights;

•	tariffs or other trade barriers;

•	staffing and managing foreign operations;

•	exposure to currency exchange and interest rate fluctuations;

•	potentially adverse tax consequences; and

•	recently proposed changes to taxation of offshore earnings.

EXTENSIVE GOVERNMENTAL REGULATION OF THE CLINICAL TRIAL PROCESS AND OUR PRODUCTS AND SERVICES COULD REQUIRE SIGNIFICANT COMPLIANCE COSTS AND HAVE A MATERIAL ADVERSE EFFECT ON THE DEMAND FOR OUR SOLUTIONS.

The clinical trial process is subject to extensive and strict regulation by the U.S. Food and Drug Administration and other regulatory authorities worldwide. Our software products, services and hosted solutions are also subject to state, federal and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practice reforms could cause our customers to delay planned research and development until some of these uncertainties are resolved. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of any such changes.

Modifying our software products and services to comply with changes in regulations or regulatory guidance could require us to incur substantial costs. Further, changing regulatory requirements may render our solutions obsolete or make new products or services more costly or time consuming than we currently anticipate. Failure by us, our customers, or our competitors to comply with applicable regulations could result in increased regulatory scrutiny and enforcement. If our solutions fail to comply with government regulations or guidelines, we could incur significant liability or be forced to cease offering our applicable products or services. If our solutions fail to allow our customers to comply with applicable regulations or guidelines, customers may be unwilling to use our solutions and any such non-compliance could result in the termination of or additional costs arising from contracts with our customers.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY AND COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL RAPIDLY AND WITHOUT NOTICE.

Our revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, particularly because of the rapidly evolving market in which we operate and our term license model. For instance, our quarterly results ranged from an operating loss of $1,754,301 for the quarter ended September 30, 2009 to an operating loss of $381,590 for the quarter ended March 31, 2005. Our results of operations in any given quarter will be based on a number of factors, including:

•	the extent to which our EDC and eClinical applications achieve or maintain market acceptance;

•	our ability to introduce new products and services and enhancements to our existing products and services on a timely basis;

•	the competitive environment in which we operate;

•	the timing of our product sales and the length of our sales and implementation cycles;

•	changes in our operating expenses;

•	our ability to hire and retain qualified personnel;

•	changes in the regulatory environment related to the clinical trial market;

•	the financial condition of our current and potential customers.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 46% of our revenues during 2009 and approximately 54% of our revenues during 2008. One customer accounted for 26% of our revenues during 2009 or approximately $2,443,000. One customer accounted for 36% of our revenues during 2008, or approximately $2,238,198. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

FAILURE TO MANAGE RAPID GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

We have been experiencing a period of growth, including through our recent acquisitions, that has placed a significant strain on our operational and financial resources and our personnel. To manage our growth and anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2009, we had outstanding borrowings of approximately $10,559,300 of which

•	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;

•	approximately $137,500, at 9% interest, is due in January 2011;

•	approximately $350,000 at 10% is due in August 2010;

•	approximately $95,000 at 12% is due in December 2010;

•	approximately $111,800 at 9% interest is due in October 2010;

•	approximately $1,400,000 at 12% interest is due in March 2011;

•	approximately $1,490,000 at 12% interest is due in June 2011;

•	approximately $1,920,000 at 10% interest is due in August 2013, and

•	approximately $4,980,000 at 12% interest is due in December 2013.

No assurance can be given that the holders of the $75,000 in principal amount 10% Convertible Notes will not seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations. If we are unable to meet our financial obligations, the lenders could obtain a judgment against us in the amount of the notes and foreclose on our assets. Such foreclosure would materially and adversely affect our ability to conduct our business.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2009 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

WE WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

Our plan of operations may require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

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

At March 26, 2010 we had 85,507,699 shares of common stock issued and outstanding and 83,549,895 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options. Of these shares, 51,590,419 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 26, 2010, we had a total of 80,799,746 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2009 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
Fort Lauderdale, Florida	Corporate headquarters	10,200 square feet	July 2011
Monmouth Junction, New Jersey	Office Space	3,877 square feet	February 2013
Bonn, Germany	Office space	4,600 square feet	June 2011
Lymington, United Kingdom	European headquarters	1,500 square feet	October 2012
Cincinnati, Ohio	Data Center	1,000 square feet	March 2011
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space	8,250 square feet	August 2011
Secaucus, New Jersey	Data center	2,000 square feet	December 2011

Our principal executive offices are located in commercial office space in approximately 10,200 square feet at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in July, 2011. Our annual rental payment under this lease is $315,000 plus sales tax.

On August 12, 2009, we opened an office located at 1100 Cornwall Road, Monmouth Junction, New Jersey. This office is located in commercial office space in approximately 3,900 square feet. We lease this office under the terms of a lease expiring in February 2013 and our annual rental payment under this lease is $75,800 plus sales tax.

Our European headquarters are located in commercial office space in approximately 4,600 square feet at Graurheindorfer Strasse 35-39, Bonn, Germany. We lease these offices under the terms of a lease expiring in June 2011. Our annual rental payment under this lease is 94,500 Euros or approximately $129,516.

On November 4, 2009, we entered into lease agreement in order to open an R & D office in Europe for our TrialOne software application. The new office is located at The Shipyard, Bath Road, Lymington, Hampshire, UK. The office has an area of approximately 1,500 square feet. We lease these offices under the terms of a lease expiring in October 2012. Our annual rental payment under this lease is 23,750 British Pounds or approximately $38,500 through April 2010. In May 2010 our annual rental payment becomes 45,000 British Pounds or approximately $72,950.

We currently have two data sites, which serve as our primary network and data hosting locations, one is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in March 2011. We expect our annual lease payment to be approximately $53,000 plus sales tax. The other secondary data site is located in Secaucus, New Jersey and is operated by Equinix, Inc. We lease this space under the terms of a lease expiring in December 2011 and we expect our annual rental payment under this lease to be approximately $67,968 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida. We lease from our landlord, rack space for our SG & A servers and redundant data hosting, an office suite and cubicles that will allow us to maintain operations in the event of a disaster. Our annual rental payment is $175,180 plus sales tax. This lease expires in August 2011.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW
Fiscal 2009
1st Quarter	$0.32	$0.18
2nd Quarter	$0.27	$0.17
3rd Quarter	$0.25	$0.13
4th Quarter	$0.24	$0.15

Fiscal 2008
1st Quarter	$0.65	$0.53
2nd Quarter	$0.63	$0.52
3rd Quarter	$0.63	$0.35
4th Quarter	$0.40	$0.24

On March 26, 2010 the closing price of our common stock as reported on the OTC Bulletin Board was $0.20. At March 26, 2010 we had approximately 400 shareholders of record; however, we believe that we have in excess of approximately 1,000 beneficial owners of our common stock.

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

General

The following information should be read in conjunction with the information contained in our audited consolidated financial statements and notes thereto appearing elsewhere herein and conjunction with other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which, nevertheless, may not be realized. Because of the number and range of the assumptions underlying our forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular forward-looking statement may differ substantially from those projected. Consequently, the inclusion of forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Except as required under Federal securities laws, the Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides Electronic Data Capture (“EDC”) and eClinical solutions and related value-added services to pharmaceutical and biotechnology companies, Clinical Research Organizations (“CRO”), and other clinical trial sponsors via our Web-based software applications. Our software applications allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical study data including patient histories, patient dosing, adverse events and other clinical trial information.

During fiscal 2009 we have sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

•	Emphasizing low operating costs;

•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;

•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;

•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs ; and

•

Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in our acquisitions of the EDC assets of eResearch Technologies and Logos Technologies, Ltd. during 2009.

Our operating focus is first, to increase our sales and marketing capabilities, and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During 2009 we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the eRT EDC Assets and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent approximately $2,064,000 and $897,000, on R & D activities during the years ended December 31, 2009 and December 31, 2008, respectively. The majority of these expenses represent salaries to our developers which include costs associated with customization of our EDC software applications for our clients’ projects.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our recently acquired EDC assets from Logos Technologies. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2010, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors. Our clients will be able to partially or completely license our EDC solutions. This business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and the Logos, Ltd. EDC Assets) have historically been sold on a licensed basis and allow us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2010. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Fiscal 2009 Acquisitions

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

The Company purchased from eResearch, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement. Consideration for the acquisition consisted of 8,100,000 shares of our common stock.

Logos Technologies, Ltd. (In Administration)

On August 3, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it can allow us increase our revenues in order to leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry.

The Company purchased from Logos Ltd (in Administration), the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the Sale Agreement. We also assumed certain liabilities associated with these assets which includes a short-term office lease obligation. Consideration for the acquisition consisted of £92,000, which approximates $152,628.

The Year-ended December 31, 2009 Compared with the Year ended December 31, 2008

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2009 and December 31, 2008 is included in the table below.

Summarized Statement of Operations

	For the years ended December 31,
	2009	% of Revenues	2008	% of Revenues	$ Change	% Change
Total revenues	$9,556,366		$6,269,614		$3,286,752	52.4%

Cost of sales	1,894,248	19.8%	1,351,564	21.6%	542,684	40.2%

Gross margin	7,662,118	80.2%	4,918,050	78.4%	2,744,068	55.8%

Salaries, benefits and related taxes	9,316,101	97.5%	8,825,032	140.8%	491,069	5.6%
Rent	775,329	8.1%	554,475	8.8%	220,854	39.8%
Consulting	274,126	2.9%	302,502	4.8%	(28,376)	-9.4%
Legal and professional fees	622,227	6.5%	612,634	9.8%	9,593	1.6%

Selling, general and administrative	1,193,802	12.5%	544,012	8.7%	649,790	119.4%

Total operating expenses	13,663,915	143.0%	12,116,899	193.3%	1,547,016	12.8%

Operating income (loss)	(6,001,798)	-62.8%	(7,198,849)	-114.8%	1,197,051	16.6%

Interest expense	(2,747,390)	-28.7%	(3,300,654)	-52.6%	(553,264)	-16.8%
Interest income	4,491	0.0%	7,112	0.1%	(2,621)	-36.8%

Gain (Loss) on Extinguishment of Debt	432	0.0%	(45,883)	-0.7%	46,315	-100.9%

Unrealized gain on derivatives	673,918	7.1%	2,114,194	33.7%	(1,440,276)	-68.1%

Patent Litigation Settlement	—	0.0%	(2,170,481)	-34.6%	2,170,481	-100.0%

Net income (loss)	(8,070,347)	-84.4%	(10,594,561)	-169.0%	2,524,214	23.8%

Total preferred stock dividends	(205,134)	-2.1%	(283,960)	-4.5%	(78,826)	-27.8%

Net income (loss) attributable to common stockholders	$(8,275,481)	-86.6%	$(10,878,521)	-173.5%	$2,603,040	23.9%

Net income (loss) per share	$(0.10)		$(0.15)

Weighted average number of shares outstanding	81,229,605		71,789,073

Revenues for the year ended December 31, 2009 increased approximately 52.4% from the year ended December 31, 2008. The table below provides a comparison of our recognized revenues for the years ended December 31, 2009 and December 31, 2008.

	Twelve Months Ended
Business Activity	12/31/2009		12/31/2008		Increase $	Increase %
Set-up Fees	$4,925,205	51.5%	4,642,915	74.1%	$282,290	6.1%
Change Orders	385,275	4.0%	432,488	6.9%	(47,213)	-10.9%
Maintenance	2,604,534	27.3%	1,194,211	19.0%	1,410,323	118.1%
Software Licenses	575,968	6.0%	-0-	0.0%	575,968	n/a
Professional Services	362,322	3.8%	-0-	0.0%	362,322	n/a
Hosting and Subscriptions	703,062	7.4%	-0-	0.0%	703,062	n/a

Totals	$9,556,366	100.0%	$6,269,614	100.0%	$3,286,752	52.4%

We recorded $2,262,603 in revenues associated with clients with our eRT Asset acquisition. These revenues represent revenues recognized from our June 23, 2009 acquisition to December 31, 2009. We expect our 2010 full-year revenues for these clients to be approximately $4,400,000.

We recorded $58,000 in revenues associated with clients with our TrialOne Asset acquisition. These revenues represent revenues recognized from our August 3, 2009 acquisition to December 31, 2009. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP service fees and maintenance from existing TrialMaster clients increased by $513,684 or 8.8%. During 2009 our primary customer base prior to our acquisitions, consisting primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced during 2009 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We have seen evidence during late 2009 of increased activity from these clients but do not expect a return to 2008’s spending levels during 2010.

We recorded $575,968 in revenues from our licensing activity and $362,322 from professional services. These revenues are a result of our efforts at selling our applications on a licensed basis. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all sales of the TrialOne application will be consummated on a licensed basis.

We recorded $703,062 in revenues from hosting and subscriptions activities. Currently, these activities relate primarily to our services we provide clients of our eClinical suite. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009, as discussed earlier, we completed the acquisition of the eResearch EDC Assets and the Logos EDC Assets (the “Acquired Software”). Both software applications have historically been sold on a licensed or technology transfer basis. As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both Acquired Software applications to continue to be sold primarily on a licensed basis.

TrialMaster contracts for ASP services provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial.

Generally, ASP contracts will range in duration from one month to several years. ASP Setup fees are generally earned prior to the inception of a trial, however, the revenues will be recognized in accordance with Accounting Standards Codification 605 (“ASC 605”) “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Beginning in late 2008 we began selling our core TrialMaster product on a licensed basis. Beginning with the 3rd fiscal quarter of 2009 we have experienced greater success in selling that product on a licensed basis. The EDC assets acquired from eResearch and Logos Ltd are primarily sold on a licensed basis. License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for deployment of our complementary eClincial software and solutions. Licensed contracts have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually. The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 46.0% of our revenues during the year ended December 31, 2009 and approximately 54.0% of our revenues during the year ended December 31, 2008. One customer accounted for 25.6% of our revenues during year ended December 31, 2009. One customer accounted for 36.0% of our revenues during year ended December 31, 2008. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 40.2% for the fiscal year ended December 31, 2009 as compared to 2008. Cost of goods sold were approximately 19.8% of revenues for the year ended December 31, 2009 compared to approximately 21.6% for the year ended December 31, 2008. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the year ended December 31, 2009 due to an increase of approximately $46,589 for costs associated with delivery of training and implementation of TrialMaster, an increase of $109,367 in costs associated with third-party services associated with the delivery of our application to customers and the addition of eight additional programmers (four of whom are part of the eResearch study build team we acquired) and two additional quality analysts as part of our clinical trial operations. Additionally, although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to stabilize to the 20% to 22% range as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our business development efforts in commercializing the Acquired Software. We expect to primarily sell those products as licensed products providing further basis to our cost of goods sold estimates.

Overall, total operating expenses increased approximately 12.7% for the year ended December 31, 2009 as compared to 2008. Total operating expenses were approximately 143% of revenues in 2009 as compared to approximately 193% of revenues in 2008.

Salaries and related expenses were our biggest expense at 68.2% of total operating expenses for the year ended December 31, 2009 and 72.8% of total operating expenses for the year ended December 31, 2008. Salaries and related expenses increased approximately 5.6% for the year ended December 31, 2009 from 2008. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	Years ended
	December 31, 2009	December 31, 2008	Change	% Change
OmniComm Corporate Operations	$6,491,783	$6,714,792	$(223,009)	-3.3%
New Jersey Operations Office	656,154	-0-	656,154	n/c
OmniComm Europe, GmbH	1,020,194	789,236	230,958	29.3%
OmniComm Ltd.	187,946	-0-	187,946	n/c
Employee Stock Option Expense	960,024	1,321,004	(360,980)	-27.3%

Total Salaries and related expenses	$9,316,101	$8,825,032	$491,069	5.6%

We currently employ approximately 65 employees out of our Ft. Lauderdale, Florida corporate office, 15 employees out of our New Jersey field office, six out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We have selectively added, and expect to continue to selectively add, experienced sales and marketing personnel during fiscal 2010 in an effort to increase our market penetration, particularly in Europe, and to continue broadening our client base domestically. In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster; TrialOne; and eClinical Suite.

During the year ended December 31, 2008 and year ended December 31, 2009 we incurred $1,321,004 and $960,024, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We expect that the adoption of SFAS 123R will continue to have an impact on our results of operations in the future.

Rent and related expenses increased by approximately 39.8% during the year ended December 31, 2009 when compared to the year ended December 31, 2008. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table provided below provides the significant components of our rent related expenses by location or subsidiary.

	Years ended
	December 31, 2009	December 31, 2008	Change	% Change
Corporate Office	$318,260	$311,314	$6,946	2.2%
Co location and disaster recovery facilities	219,970	197,298	22,672	11.5%
New Jersey Operations Office	138,666	-0-	138,666	n/c
OmniComm Europe, GmbH	73,584	45,863	27,721	60.4%
OmniComm Ltd.	24,849	-0-	24,849	n/c

Total	$775,329	$554,475	$220,854	39.8%

Consulting services expense decreased approximately 9.4% for the year ended December 31, 2009 compared with the year ended December 31, 2008. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for fees incurred as part of our employee recruiting programs. Employee recruiting fees dropped by $95,501 during the year ended December 31, 2009 compared to the similar period in 2008 as our general hiring levels declined during the 2009 economic slowdown. Fees paid to third-party software developers increased approximately $55,000 during 2009. The increase is primarily comprised of one-time fees paid to third-party consultants in association with the acquisition of the eResearch EDC Assets.

Legal and professional fees increased approximately 1.6% for the year ended December 31, 2009 compared with the year ended December 31, 2008. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2009 we incurred legal fees associated with our acquisition of the eResearch EDC Assets in June 2009 and the acquisition of the Logos EDC Assets in August 2009. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2009 and December 31, 2008, respectively.

	12/31/2008	12/31/2009	Change	% Change
Financial Advisory	$90,000	$173,897	$83,897	93.2%
Audit and Related	116,324	91,666	(24,658)	-21.2%
Accounting Services	51,554	49,475	(2,079)	-4.0%
Human Resources Consulting	-0-	22,100	22,100	0.0%
Patent Litigation	252,681	29,705	(222,975)	-88.2%
General Legal	102,075	212,693	110,618	108.4%
Acquisition Related	-0-	42,691	42,691	0.0%

	$612,634	$622,227	$9,593	1.6%

Selling, general and administrative expenses (“SGA”) increased approximately 119.4% for the year ended December 31, 2009 compared to the year ended December 31, 2008. During the year ended December 31, 2009 we have recorded $383,951 in license fees associated with our license agreement with Datasci, LLC compared to $2,170,483 recorded as other expense during the year ended December 31, 2008. The decrease in licensing fees in 2009 reflects the fact that license fees were recorded in fiscal 2008 as Other Expense rather than SGA. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 10% for the year ended December 31, 2009 compared to the year ended December 31, 2008. These expenses decreased because we invested significantly during 2008 in marketing materials associated with trade shows. Our marketing and advertising expenses are typically directly tied to the level of industry conference participation we experience. Our volume and level of industry conferences and general sales and marketing expenses are expected to increase during the fiscal 2010.

We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectable accounts accurately reflects any accounts which may prove uncollectable during fiscal 2010.

Interest expense was $2,747,390 during the year ended December 31, 2009 compared to $3,300,654 for the year ended December 31, 2008, a decrease of $553,264. Interest incurred to related parties was $867,222 during the year ended December 31, 2009 and $216,810 for the year ended December 31, 2008. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense.

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$1,802,355	$2,937,497	$(1,135,142)
Feb. 2008 Secured Convertible Debentures	2,959	155,808	(152,849)

August 2008 Convertible Notes	227,000	77,117	149,883
December 2008 Convertible Notes	609,000	26,695	582,305

Sept 2009 Secured Convertible Debentures	42,345	-0-	42,345

Total	$2,683,659	$3,197,117	$(513,453)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the year ended December 31, 2008 we issued $9,445,000 in convertible debt, including $7,200,000 to members of our Board of Directors and Officers of the Company. During the year ended December 31, 2009, we sold $2,890,000 in convertible debt including $2,540,000 to our President and CEO.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $673,918 during the year ended December 31, 2009 compared with a net unrealized gain of $2,114,194 during the year ended December 31, 2008. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations in 2009 and 2008 and are reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $206,962 in 5% Series A Preferred Stock dividends, $9,753 in Series B Preferred Stock dividends and $ 67,245 in Series C Preferred Stock dividends for the year ended December 31, 2008, compared with arrearages of $205,134 in 5% Series A Preferred Stock dividends for the year ended December 31, 2009. We deducted $283,960 and $205,134 from Net Income (Loss) Attributable to Common Stockholders’ for the years ended December 31, 2008 and December 31, 2009, respectively, relating to undeclared Series A, B and C Convertible Preferred Stock dividends.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

(all amounts in USD $)

	December 31, 2009	December 31, 2008	Change
Cash	60,352	2,035,818	(1,975,466)

Accounts Receivable, net of allowance for doubtful accounts	3,121,183	2,607,893	513,290

Current Assets	3,420,599	4,742,273	(1,321,674)

Accounts Payable and accrued expenses	1,548,215	1,085,700	462,516

Notes payable, current portion	111,800	111,800	—

Patent litigation settlement liability, current portion	627,810	241,464	386,346

Deferred revenue, current portion	4,582,369	3,549,058	1,033,311

Convertible notes payable, current portion	402,777	384,043	18,734

Current Liabilities	7,337,593	5,372,065	1,965,528

Working Capital (Deficit)	(3,916,994)	(629,793)	(3,287,202)

	Disclosure for the years ended
	December 31, 2009	December 31, 2008
Net cash provided by (used in) operating activities	(5,176,989)	(5,293,720)

Net cash provided by (used in) investing activities	682,079	(539,428)

Net cash provided by financing activities	2,517,500	7,393,973

Net increase (decrease) in cash and cash equivalents	(1,975,466)	1,553,857

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

Presently, we have approximately $400,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2009:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	249,300	111,800	(2)	137,500	(3)	0	0

Convertible Notes	10,310,000	520,000	(4)	2,890,000	(5)	—	6,900,000	(6)

Operating Lease Obligations (7)	1,617,576	869,906		597,053		138,340	12,277

Patent Licensing Fees (8)	2,406,434	656,434		400,000		450,000	900,000

Total	14,583,310	2,158,140		4,024,553		588,340	7,812,277

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010
3.	Includes $137,500 of 9% notes payable that mature in January 2011.
4.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $350,000 in 10% Convertible Notes that matures in August 2010 and $95,000 in 12% Convertible Notes that mature in December 2010.
5.	Includes $1,400,000 in 12% Secured Convertible Notes that mature in March 2011 and $1,490,000 in Convertible Notes that mature in June 2011.
6.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
7.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, and R & D office in England and our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
8.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $154,728 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

During the year ended December 31, 2008, we raised an aggregate of $6,420,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer and a director of which $6,120,000 is outstanding as of December 31, 2009. Additionally, Guus van Kesteren, Director, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $310,000 and $200,000, respectively in principal amounts of convertible debentures during the fiscal year ended December 31, 2008. During the year ended December 31, 2009, we raised an aggregate of $2,540,000 in principal amount of convertible debentures from Cornelis Wit, our Chief Executive Officer all of which is outstanding as of December 31, 2009. In addition, we were able to restructure other outstanding convertible debt with an aggregate principal balance of $7,345,000 due in 2010 to extend the due date of $6,900,000 of this debt to 2013. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable term or at all.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. During fiscal 2010, $111,800 in promissory notes and $445,000 in convertible notes originally issued in fiscal 2008 and 2009 mature. We expect to satisfy the promissory notes from working capital sources. The convertible notes are held by senior managers of the Company and two long-tem investors of the Company. We will seek to satisfy the convertible notes from working capital or will attempt to find funding at terms favorable to the Company to satisfy the convertible notes. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses and accumulated deficits for the periods ending December 31, 2009, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg & Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2010 regarding our audited financial statements for the year ended December 31, 2009.

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

Our Management believes that the following are our critical accounting policies:

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles – Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following an asset acquisition. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use quoted market prices when available and independent appraisals, as appropriate, to determine fair value.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting out client’s data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using our EDC Applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 605) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

Stock Based Compensation.

Beginning on January 1, 2006 we began accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), (Codified within ASC 718, Compensation-Stock Compensation) which requires the recognition of the fair value of equity-based compensation. The fair value of stock options on the date of grant was estimated using a Binomial option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2009, we adopted the following new accounting pronouncements:

FASB Staff Position (FSP) Financial Accounting Standards (FAS) 157-2, Effective Date of FASB Statement 157 (Codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures) — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 12 — Fair Value Measurement.

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

FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (Codified within ASC 825, Financial Instruments) — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 12 — Fair Value Measurements.

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

SEC SAB 112 (Codified within the ASC 805, Business Combinations)—This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

In the third quarter of 2009, we adopted the following new accounting pronouncements:

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

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability. Adoption did not have a significant effect on our earnings or financial position.

In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:

SFAS No. 166, Accounting for Transfers of Financial Assets — An amendment of FASB Statement No. 140 (Codified under ASC 860, Transfers and Servicing)—This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

SFAS No. 167 (Codified under ASC810, Consolidation)—Amendments to FASB Interpretation No. 46(R), This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on Pages F-1 through F-50 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2009, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2009.

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

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2010 Annual Meeting of Stockholders to be held on June 25, 2010 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “2009 Equity Incentive Plan” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Greenberg & Company, LLC has served as our independent auditors for fiscal year 2009 and 2008. Greenberg & Company, LLC has served as our auditors since July 1999. The following table sets forth the fees billed by our independent auditors for each of our last two fiscal years for the categories of services indicated.

	Fiscal 2009	Fiscal 2008
Audit Fees	$93,500	$98,500
Audit-Related Fees	$15,000	$7,500
Tax Fees	0	0
All Other Fees	0	0

Total	$108,500	$106,000

Audit Fees

The aggregate audit fees billed by Greenberg & Company, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K during the fiscal year ended December 31, 2009 were $63,500. The aggregate audit fees billed to us by Greenberg & Company, LLC for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K during the fiscal year ended December 31, 2008 were approximately $66,000. The aggregate audit fees billed to us by Greenberg & Company, LLC for the review of quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ending March 31, June 30, and September 30, 2009 were approximately $30,000 and $32,500 for the quarters ending March 31, June 30 and September 30, 2008.

Audit Related Fees

For the fiscal year ended December 31, 2009 the aggregate fees billed for assurance and related services by Greenberg & Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $15,000. For the fiscal year ended December 31, 2008 the aggregate fees billed for assurance and related services by Greenberg & Company, LLC relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $7,500 and relates to their services in reviewing the inclusion of our audited financial statements in a registration statement filed on Form S-1 with the Securities and Exchange Commission.

Tax Fees

For the fiscal year ended December 31, 2009 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2008 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2009 or 2008.

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

All of the services provided by Greenberg & Company, LLC described above under the captions “Audit Fees” and “Audit-Related Fees” were approved by our Audit Committee.

All of the work performed during the course of this audit was completed by full-time employees of Greenberg & Company, LLC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005. (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005. (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Form of Debenture dated February 29, 2008 (40)

10.24	Form of Warrant February 29, 2008 (41)

10.25	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

10.26	Amendment dated August 29, 2008 by and between OmniComm Systems, Inc. and Gemini Master Fund, Ltd. (49)

10.27	Form of Debenture dated August 29, 2008 (50)

10.28	Form of Warrant dated August 29, 2008(51)

10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(46)

10.30	Form of Debenture dated December 16, 2008(47)

10.31	Form of Warrant December 16, 2008(48)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-Q for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-Q for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-Q for the period ended March 31, 2005.

(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-Q for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-Q for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-Q for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.
(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.
(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-K dated December 31, 2005.
(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-K dated December 31, 2006.
(45)	Incorporated by reference to Exhibit 10.19 filed with our form 10-K dated December 31, 2007.
(46)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
(47)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
(48)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
(49)	Incorporated by reference to Exhibit 10.24 filed with our Form 10-K dated December 31, 2009
(50)	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
(51)	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	March 31, 2010

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2010

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 31, 2010

/s/ Guus van Kesteren Guus van Kesteren	Director	March 31, 2010

/s/ Matthew D. Veatch Matthew D. Veatch	Director	March 31, 2010

/s/ Fernando Montero Fernando Montero	Director	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 12, 2010

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$60,352	$2,035,818
Accounts receivable, net of allowance for doubtful accounts of $267,526 and $150,933 in 2009 and 2008, respectively	3,121,183	2,607,893
Prepaid expenses	239,064	98,562

Total current assets	3,420,599	4,742,273

PROPERTY AND EQUIPMENT, net	1,240,697	769,228

OTHER ASSETS
Intangible assets, net	1,160,581	-0-
Other assets	25,882	17,641

TOTAL ASSETS	$5,847,759	$5,529,142

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,548,215	$1,085,700
Notes payable, current portion	111,800	111,800
Deferred revenue, current portion	4,582,369	3,549,058
Patent litigation settlement liability, current portion	627,810	241,464
Conversion feature liability, current portion	64,622	-0-
Convertible notes payable, current portion	402,777	384,043

Total current liabilities	7,337,593	5,372,065

Notes payable related parties – long term	137,500	197,500
Deferred revenue – long term	980,642	885,200
Patent litigation settlement liability – long term	1,835,463	1,929,019
Convertible notes payable, related parties	6,996,178	4,165,025
Convertible notes payable, net of current portion	224,600	156,752
Conversion feature liability, related parties	1,809,418	1,185,960
Conversion feature liability, net of current portion	71,400	71,942
Warrant liability, related parties	1,977,402	2,017,160
Warrant liability	760,791	620,801

TOTAL LIABILITIES	22,130,987	16,601,424

COMMITMENTS AND CONTINGENCIES (See Note 13)

SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock—$.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-

Series B convertible preferred stock,—$.001 par value. 230,000 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

Series C convertible preferred stock,—$.001 par value. 747,500 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-

5% Series A convertible preferred stock—$0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,125,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125

Common stock – 250,000,000 shares authorized, 85,507,699 and 76,579,951 issued and outstanding, respectively, at $.001 par value	86,474	77,546
Additional paid in capital – preferred	3,718,054	3,718,054
Additional paid in capital – common	36,278,798	33,430,270
Accumulated other comprehensive income/(loss)	2,934	989
Less: Treasury stock, cost method, 1,014,830 and 1,014,830 shares, respectively	(503,086)	(503,086)
Accumulated deficit	(55,870,527)	(47,800,180)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(16,283,228)	(11,072,282)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,847,759	$5,529,142

See accompanying summary of accounting policies and notes to financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008

Total revenues	$9,556,366	$6,269,614

Cost of sales	1,894,248	1,351,564

Gross margin	7,662,118	4,918,050

Operating expenses
Salaries, benefits and related taxes	9,316,101	8,825,032
Rent & occupancy expenses	775,329	554,475
Consulting services	274,126	302,502
Legal and professional fees	622,227	612,634
Travel	482,131	501,816
Telephone and internet	176,095	161,817
Selling, general and administrative	1,193,802	544,012
Bad Debt Expense	235,160	148,347
Depreciation expense	356,828	204,899
Amortization expense	232,117	261,365

Total operating expenses	13,663,916	12,116,899

Operating income (loss)	(6,001,798)	(7,198,849)

Other income (expense)
Interest expense	(1,880,168)	(3,083,844)
Interest expense – related parties	(867,222)	(216,810)
Interest income	4,491	7,112
Gain (Loss) on Extinguishment of Debt	432	(45,883)
Patent litigation settlement	-0-	(2,170,481)
Unrealized Gain on Derivative Liabilities	673,918	2,114,194

Income (loss) before taxes and preferred dividends	(8,070,347)	(10,594,561)

Net income (loss)	(8,070,347)	(10,594,561)

Preferred stock dividends in arrears Series A Preferred	(205,134)	(206,962)
Preferred stock dividends in arrears Series B Preferred	-0-	(9,753)
Preferred stock dividends in arrears Series C Preferred	-0-	(67,245)

Total preferred stock dividends	(205,134)	(283,960)

Net income (loss) attributable to common stockholders	$(8,275,481)	$(10,878,521)

Net income (loss) per share, basic and diluted	$(0.10)	$(0.15)

Weighted average number of shares outstanding, basic and diluted	81,229,605	71,789,073

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2008 TO DECEMBER 31, 2009

				Preferred Stock
	Common Stock			5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital
Balances at December 31, 2007	59,032,599	$59,786	$27,893,433	4,170,224	$4,170	$3,763,009	48,000	$48	$191,470	337,150	$337	$3,684,070

Conversion of Series A Preferred stock into common stock	30,000	30	44,970	(45,000)	(45)	(44,955)

Conversion of Series B Preferred stock into common stock	1,920,000	1,920	189,598				(48,000)	(48)	(191,470)

Conversion of Series C Preferred stock into common stock	13,486,000	13,486	3,670,921							(337,150)	(337)	(3,684,070)

Issuance of common stock for antidilution rights	707,802	708	(708)

Foreign currency translation adjustment

Issuance of common stock for services	40,000	40	23,960

Issuance of common stock for accrued interest	50,100	50	28,080

Employee stock option expense			1,321,004

Issuance of common stock in warrant exercise	982,802	983	(983)

Adjustment for placement agent fees paid in 2007			25,000

Placement agent warrant expense			80,085

Common stock tendered for stock options	(212,218)

Exercise of employee stock options	491,570	492	139,572

Common stock issued in lieu of wages	51,296	51	15,338

Net loss for the year ended December 31, 2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Balances at December 31, 2008	76,579,951	77,546	33,430,270	4,125,224	4,125	3,718,054	-0-	-0-	-0-	-0-	-0-	-0-

Common stock issued in lieu of wages	405,055	405	108,777

Employee stock option expense			960,024

Common stock issued for services	415,000	415	61,835

Common stock issued in asset acquisition	8,100,000	8,100	1,717,900

Common stock issued for cashless exercise of warrants	7,693	8	(8)

Foreign currency translation adjustment

Net loss for the period ended December 31, 2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$3,718,054	-0-	$0.00	$0.00	-0-	$-0-	$-0-

	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity (Deficit)
Balances at December 31, 2007	$(37,205,619)	$(0)	$(0)	$7,957	$(369,389)	$(1,970,728)

Conversion of Series A Preferred stock into common stock						-0-

Conversion of Series B Preferred stock into common stock						-0-

Conversion of Series C Preferred stock into common stock						-0-

Issuance of common stock for antidilution rights						-0-

Foreign currency translation adjustment				(6,968)		(6,968)

Issuance of common stock for services						24,000

Issuance of common stock for accrued interest						28,130

Employee stock option expense						1,321,004

Issuance of common stock in warrant exercise						-0-

Adjustment for placement agent fees paid in 2007						25,000

Placement agent warrant expense						80,085

Common stock tendered for stock options					(133,697)	(133,697)

Exercise of employee stock options						140,063

Common stock issued in lieu of wages						15,390

Net loss for the year ended December 31, 2008	(10,594,561)	-0-	-0-	-0-	-0-	(10,594,561)

Balances at December 31, 2008	(47,800,180)	-0-	-0-	989	(503,086)	(11,072,282)

Common stock issued in lieu of wages						109,182

Employee stock option expense						960,024

Common stock issued for services						62,250

Common stock issued in asset acquisition						1,726,000

Common stock issued for cashless exercise of warrants						-0-

Foreign currency translation adjustment				1,945		1,945

Net loss for the period ended December 31, 2009	(8,070,347)	-0-	-0-	-0-	-0-	(8,070,347)

Balances at December 31, 2009	$(55,870,527)	$-0-	$-0-	$2,934	$(503,086)	$(16,283,227)

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,070,347)	$(10,594,561)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued on cashless exercise of options	-0-	(1,387)
Common stock issued for services	62,250	24,000
Common stock issued for accrued interest	-0-	28,130
Common stock issued in lieu of salary	109,182	15,389
Unrealized loss on conversion of debt	(432)	45,883
Patent litigation settlement	-0-	2,170,481
Unrealized gain on warranty liability	(673,918)	(2,114,194)
Interest expense from derivative instruments	1,802,355	2,937,497
Employee stock option expense	960,024	1,321,004
Depreciation and amortization	588,945	466,264
Change in assets and liabilities:
Accounts receivable	(513,290)	(1,838,568)
Prepaid expenses	(95,795)	(60,934)
Other assets	(8,242)	873
Accounts payable and accrued expenses	463,114	504,419
Patent settlement liability	25,000	2,170,481
Deferred revenue	174,165	1,801,984

Net cash provided by (used in) operating activities	(5,176,989)	(5,293,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technologies assets	1,150,000	-0-
Acquisition of Logos Technologies, Ltd. assets	(152,628)	-0-
Purchase of property and equipment	(315,293)	(539,428)

Net cash provided by (used in) investing activities	682,079	(539,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	-0-	7,753
Repayments of notes payable	(360,000)	(300,000)
Proceeds from convertible notes payable	350,000	2,245,000
Proceeds from convertible notes payable, related party	2,540,000	6,641,220
Payments on convertible notes payable	(12,500)	(1,500,000)
Proceeds from notes payable	-0-	300,000

Net cash provided by (used in) financing activities	2,517,500	7,393,973

Effect of exchange rate change on cash and cash equivalents	1,944	(6,968)
Net increase (decrease) in cash and cash equivalents	(1,975,466)	1,553,857
Cash and cash equivalents at beginning of period	2,035,818	481,961

Cash and cash equivalents at end of period	$60,352	$2,035,818

OMNICOMM SYSTEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

(continued)

	For the years ended December 31,
	2009	2008

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:

Income tax	$-0-	$-0-

Interest	$845,894	$151,245

Non-cash Transactions
Common stock issued for accrued interest	$-0-	$28,130
Common stock issued in exchange on lieu of pay for services	$62,250	$24,000
Conversion of Series B Preferred Stock into common stock	$-0-	$191,518
Common stock tendered in exercise of incentive stock options	$-0-	$133,697
Cashless exercise of warrants	$8	$589,681
Common stock issued in lieu of salary	$109,182	$15,389
Common stock issued pursuant to anti-dilution provision	$-0-	$344,510
Conversion of series C preferred stock into shares of common stock	$-0-	$3,684,407
Conversion of Series A preferred stock into shares of common stock	$-0-	$45,000
Common stock issued for the acquisition of assets and liabilities assumed:
Fixed assets	$36,006	$-0-
Prepaid expenses	$44,707	$-0-
Customer list	$1,392,701	$-0-
Software application code	$324,964	$-0-
Present value of assumed liability	$267,790	$-0-
Deferred revenue	$954,588	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors located in the United States. Our proprietary EDC software applications: TrialMaster™; TrialOne™; and eClinical suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services which include TrialMaster. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the years ended December 31, 2009 and December 31, 2008 we spent approximately $2,064,000 and $897,000, respectively, on research and development activities, which include costs associated with customization of our software products.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain reclassifications have been made in the 2008 financial statements to conform to the 2009 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

SEGMENT INFORMATION

The Company operates in one reportable segment which is the delivery of EDC services and products to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through five main activities. These activities include:

•	the initial setup activities associated with building, implementing and initiating clinical trial projects by our clinical development team;

•	change orders or change requests made by the clinical trial sponsor that require changes to the scope of the clinical trial project;

•

the maintenance fees paid by our customers for clinical trial projects that have been implemented. The services provided include application hosting and related support services. Services for this offering are charged monthly as a fixed fee. Revenues are recognized ratably over the period of the service.

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the years ended December 31, 2009 and December 31, 2008, respectively are:

Business Activity	12/31/2009		12/31/2008
Set-up Fees	4,925,205	51.5%	4,642,915	74.1%
Change Orders	385,275	4.0%	432,488	6.9%
Maintenance	2,604,534	27.3%	1,194,212	19.0%
Licensing	575,968	6.0%	-0-	0.0%
Prof. Services	362,322	3.8%	-0-	0.0%
Hosting and Subscriptions	703,062	7.4%	-0-	0.0%

Totals	9,556,366	100.0%	$6,269,615	100.0%

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $150,933 and $267,526 as of December 31, 2008 and December 31, 2009, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2009. Prior to 2008 the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management’s expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 26% of our revenues during the year ended December 31, 2009 or approximately $2,443,540. One customer accounted for 36% of our revenues during the year ended December 31, 2008 or approximately $2,238,198. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the years ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
12/31/2008	1	36%	2	71%
12/31/2009	1	26%	2	54%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the years presented.

	For the years ended
	December 31, 2008	December 31, 2009
Beginning of period	$2,586	$150,933
Bad debt expense	148,347	235,160
Write-offs	(-0-)	(118,567)

End of period	$150,933	$267,526

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

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles – Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following an asset acquisition. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use quoted market prices when available and independent appraisals, as appropriate, to determine fair value.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of December 31, 2009, the Company had $5,563,011 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $4,582,369 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting out client’s data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using our EDC Applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 605) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $255,730 and $284,113 for the years ended December 31, 2009 and December 31, 2008, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During the year ended December 31, 2009 and December 31, 2008 we spent approximately $2,063,808 and $897,227 respectively, on research and development activities, which include costs associated with customization of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), which was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees under the terms of the plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the plan document and is more fully described in “Note 18.” On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (Codified within ASC 718, Compensation – Stock Compensation) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2008 and December 31, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the years ended December 31, 2009 and December 31, 2008 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to December 31, 2009 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share were calculated using the weighted average number of shares outstanding of 81,229,605 and 71,789,073 for the years ended December 31, 2009 and December 31, 2008, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 12,236,500 shares of common stock at prices ranging from $0.20 to $0.66 per share were outstanding at December 31, 2009. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at December 31, 2009.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (“SFAS 109”) (Codified within ASC 740, Income Taxes). SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

In the first quarter of 2009, we adopted the following new accounting pronouncements:

FASB Staff Position (FSP) Financial Accounting Standards (FAS) 157-2, Effective Date of FASB Statement 157 (Codified within Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures) — This FSP delayed the effective date of Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements, for certain nonfinancial assets and nonfinancial liabilities. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 12 — Fair Value Measurement.

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

SFAS No. 141(R), Business Combinations (Codified within ASC 805, Business Combinations) — This standard requires most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at full fair value. The standard also changes the approach to determining the purchase price, the accounting for acquisition cost and several acquisition related accounting practices. The effects of the adoption of this pronouncement on our financial statements are discussed in Notes 7 and 8 to these financial statements.

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

FSP FAS 107-1 and Accounting Principles Board (APB) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (Codified within ASC 825, Financial Instruments) — This FSP requires an entity to provide disclosures about fair value of financial instruments at interim reporting periods. Adoption of this FSP did not significantly affect how we determine fair value but has resulted in certain additional disclosures. Please read Note 12 — Fair Value Measurements.

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

SEC SAB 112 (Codified within the ASC 805, Business Combinations)—This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

In the third quarter of 2009, we adopted the following new accounting pronouncements:

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

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability. Adoption did not have a significant effect on our earnings or financial position.

In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:

SFAS No. 166, Accounting for Transfers of Financial Assets — An amendment of FASB Statement No. 140 (Codified under ASC 860, Transfers and Servicing) — This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 167 (Codified under ASC810, Consolidation)—Amendments to FASB Interpretation No. 46(R), This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the year ending December 31, 2009 there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 83,,549,895 and 52,040,467 have been omitted from the calculation of dilutive EPS for the quarters ended December 31, 2009 and December 31, 2008, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

For the Year Ended
	December 31, 2009			December 31, 2008
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount

Basic EPS	$(8,275,481)	81,229,605	$(0.10)	$(10,878,521)	71,789,073	$(0.15)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(8,275,481)	81,229,605	$(0.10)	$(10,878,521)	71,789,073	$(0.15)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,309,329	$719,222	$1,053,805	$574,963	5 years
Leasehold improvements	64,110	37,592	55,751	26,698	5 years
Computer software	1,230,989	642,042	675,392	449,123	3 years
Office furniture	102,159	67,034	93,342	58,278	5 years

	$2,706,587	$1,465,890	$1,878,290	$1,109,062

Depreciation expense for the years ended December 31, 2009 and December 31, 2008 was $356,828 and $204,899 respectively.

NOTE 6: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$1,200,674	$652,124
Accrued payroll and related costs	119,137	148,748
Other accrued expenses	11,821	19,470
Accrued interest	216,583	265,358

Total accounts payable and accrued expenses	$1,548,215	$1,085,700

NOTE 7: eRESEARCH TECHNOLOGY, INC. ASSET ACQUISITION

On June 23, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by eResearch Technology, Inc. (“eResearch”) (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to the operating and business development team of eResearch’s EDC team, is to increase our presence in the EDC industry through the eResearch client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notwithstanding our conclusion that the eResearch EDC Assets did not constitute a business, SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is not in the form of cash, measurement is based upon the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given, represented by our common stock, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with eResearch, (ii) fair value measurement of our common stock is based upon market indicators such as the trading price of our stock on the Over the Counter Market (“OTC Bulletin Board”) and assumptions derived for active markets, and (iii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Common stock, par value $0.001 per share 8,100,000 shares of common stock	$1,701,000
Direct costs	$25,000

Total	$1,726,000

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

See Note 12 for fair value measurement

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LOGOS TECHNOLOGIES, LTD. ASSET ACQUISITION

On August 3, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process ( Similar to a U.S. based bankruptcy proceeding) in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, is to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the Intellectual Property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it will allow us to increase our revenues and to leverage our existing administrative and technical corporate infrastructure. We believe the Phase I segment of the clinical trial industry has been under-serviced with regard to EDC and eClinical software applications and services and that the Logos EDC Assets will allow us to successfully penetrate this market segment. We have rebranded the acquired software and services under the TrialOne brand name.

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

The purchase of the Logos EDC Assets required us to determine whether the group of assets constituted a business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations) or whether the group of assets did not constitute a business and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) (Codified within ASC 350, Intangibles – Goodwill and Other) This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business” (“EITF 98-3”), which was superseded by SFAS 141R). It should be noted that the determination of what constitutes a business for reporting purposes under Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instrument or Cost:	Amount

Cash	$152,628
Direct costs	$23,441

Total	$176,069

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

See Note 12 for fair value measurement

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

NOTE 9: SHORT TERM OBLIGATIONS

The following information summarizes the Company’s short-term obligations for the years ended December 31, 2009 and December 31, 2008, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended
	December 31, 2009	December 31, 2008
Weighted average interest rate	10.12%	10.44%
Weighted average short-term borrowings	$267,467	$1,911,185
Short-term debt discount amortization	$378,613	$2,497,800
Interest expense on short-term debt	$27,298	$188,647
Debt acquisition costs amortized in short-term debt	$-0-	$261,365

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: NOTES PAYABLE

At December 31, 2009, the Company owed $249,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$-0-	$137,500
01/01/09	10/01/10	9.00%	51,800	51,800	-0-
01/01/09	10/01/10	9.00%	60,000	60,000	-0-

			$249,300	$111,800	$137,500

NOTE 11: CONVERTIBLE DEBT

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2009, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.

As of December 31, 2009, the Company is in default on interest payments owed totaling $79,728 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the year ended December 31, 2009, we incurred and recorded $7,520 in interest expense on the 10% Convertible Notes.

SECURED CONVERTIBLE DEBENTURES

February 2008 Transaction

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate, we received net proceeds of $2,156,220. We recorded debt acquisition costs of $261,365. We amortized the debt acquisition costs over the six month maturity of the Debentures. Emerging Growth Equities, Ltd. (“EGE”), a broker dealer and member of FINRA acted as placement agent in the offering and as compensation therefore received a commission of $143,750. EGE also received a warrant to purchase at $0.75 per share 222,458 shares of our common stock, an estimated fair value of $80,085 was calculated for the warrants granted to EGE using the Binomial option pricing model.

The Debentures, which bore interest at 10% per annum, were originally due 6 months from their issuance date or on August 29, 2008. The Debentures were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest was convertible as provided in the Debentures. We were not permitted to prepay the Debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Warrants, which have a cashless exercise provision, were exercisable until approximately four years after the closing at an exercise price of $0.75 per share before they were adjusted as part of the August 29, 2008 Extension Agreement that is more completely described in the disclosure below. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815—Derivatives and Hedging). The Warrants were valued using a Binomial option pricing model. A value of $1,055,043 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability was amortized over the 6 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

In September 2009, the Company completed an offering of Secured Convertible Debentures with an exercise price of $0.25 per share. Pursuant to the anti-dilution provisions in the Warrant the Company issued additional Warrants to certain Warrant holders. The Company issued Warrants to purchase an additional 3,885,882 shares of common stock to eight Warrant holders. Five Warrant holders in this round of financing, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and two Directors waived their anti-dilution protection.

The Debentures carried an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures. In the event the Company issued common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815—Derivatives and Hedging). The Conversion Feature was valued using a Binomial option pricing model. A value of $593,950 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the six month maturity of the Debentures. In addition, a fair value calculation was undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. On the maturity date of August 29, 2008 $398,572 was recorded as unrealized gain and the value of the original conversion feature became zero. See Note 12 for fair value measurement

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at the $0.50 per share conversion price stipulated in the Extension. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The change of the exercise price of the Warrants increased the number of shares issuable upon exercise of the Warrants from 2,930,672 to 3,563,130. The amended exercise price of the Extension Warrants is $0.60 per share. On December 1, 2008 the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 30, 2009. The principal amount extended to January 30, 2009 was $300,000. The Debentures bore interest at a rate of 12% per annum until their January 30, 2009 maturity date. In exchange for granting the Company the extension to January 30, 2009 the group of six investors were granted a total of 50,000 four-year warrants at an exercise price of $0.60 per share with an expiration date of December 1, 2012. The security interest we granted the holders in all of our assets to secure our performance of our obligations under the Debentures remained in effect until January 30, 2009 but was deemed satisfied upon payment of the principal and interest on that date. Accordingly, if we had defaulted under the repayment provisions of these obligations, the holders could have sought to foreclose on all our assets in an effort to seek repayment under the obligations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Extension Warrants were valued using a Binomial option pricing model. A value of $673,100 was calculated and allocated to the Extension Warrants and recorded as a liability associated with the issuance of the Debentures. The Warrant liability was amortized over the remaining three month maturity period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Conversion Feature pursuant to the Extension was valued using a Binomial option pricing model. A value of $172,250 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the remaining three month maturity of the Debentures. In addition, a fair value calculation was undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. See Note 12 for fair value measurement

In September 2009, the Company completed a Financing of Secured Convertible Debt with an exercise price of $0.25 per share. In accordance with the Anti-Dilution Provisions of the Warrants, the conversion price of the Warrants was lowered to $0.25 per share. The reduction in exercise price caused the Company to issue 2,240,000 warrants to purchase common stock to seven non-affiliate investors.

September 2009 Transaction

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock to three accredited investors, including our Chief Executive Officer. There were no fees or expenses incurred thus we received net proceeds of $1,400,000.

The Debentures, which bear interest at 12% per annum with interest payable monthly, are due 18 months from their issuance date, or on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Debentures. We are permitted to prepay the Debentures without the prior written consent of the holders. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.25 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815—Derivatives and Hedging). The Warrants were valued using a Binomial option pricing model. A value of $358,400 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability will be amortized over the 18 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Debentures carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $168,000 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) will be amortized over the 18 month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. See Note 12 for fair value measurement

CONVERTIBLE DEBENTURES

June 2008 Transaction

On June 10, 2008, we sold, $210,000 principal amount in a Convertible Note (the “Convertible Note”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 264,706 shares of our common stock to our Chief Executive Officer. We received net proceeds of $210,000.

The Convertible Note, which carried an interest of 10% per annum, was due on June 10, 2009. The Convertible Note was convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.595 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest was convertible as provided in the Convertible Note. On August 29, 2008, the noteholder agreed to convert the Convertible Note (the “Conversion”) into a private placement of Convertible Debentures that expire on August 29, 2010. The noteholder agreed to waive anti-dilution rights included as a term of the Debentures and to extend the maturity date of his Convertible Debenture to August 29, 2013 as part of the terms of a financing that was completed in September 2009. Accordingly, the exercise price of the Warrant that was issued in this transaction was not adjusted.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.75 per share before they were adjusted to $0.60 per share on August 29, 2008. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $91,059 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability (discount) was originally being amortized over the 12 month exercise period of the Debentures. When the Convertible Note was converted to another Convertible Note on August 29, 2008, a loss on extinguishment of debt was recognized. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Note carried an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issued common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note, the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $71,294 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) was originally being amortized over the 12 month maturity of the Convertible Note. When the Convertible Note was converted into a Convertible Debenture on August 29, 2008, a loss on extinguishment of debt was recognized. See Note 12 for fair value measurement.

August 2008 Transaction

On August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors (the “Affiliate Investors”). We received net proceeds of $2,270,000.

The Convertible Notes, which bear interest at 10% per annum with interest payable every three months, are due on August 29, 2010. On September 30, 2009 two Affiliates of the Company extended $1,920,000 of Convertible Notes until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”).

In accordance with the terms of the Convertible Notes the Conversion Price of the Convertible Notes was reduced from $0.50 to $0.25 per share based on the Conversion Price of a round of Convertible Debentures that were issued in September 2009. The Affiliate Investors waived their anti-dilution rights on $1,920,000 of Convertible Notes. Based on the reduced Conversion Price for the Convertible Notes, and in accordance with the terms of the Convertible Notes the remaining two investors were granted the rights to acquire an additional 700,000 shares upon conversion of the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. In September 2009, the Company completed a Financing of Secured Convertible Debt with an exercise price of $0.25 per share. In accordance with Anti-Dilution Provisions of the Warrants, the exercise price of the Warrants was lowered to $0.25 per share. The reduction in exercise price caused the Company to issue 980,000 warrants to purchase common stock to two non-affiliate investors. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $1,153,160 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $898,920 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. As of December 31, 2009 the Company has $82,156 in accrued interest for this round of financing. See Notes 12 for fair value measurement.

December 2008 Transaction

On December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors (the “Affiliate Investors”). We received net proceeds of $5,075,000.

The Convertible Notes, which bear interest at 12% per annum with interest payable every three months, are due on December 16, 2010. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). In accordance with the terms of the Convertible Notes the Conversion Price of the Convertible Notes was reduced from $0.50 to $0.25 per share based on the Conversion Price of a round of Convertible Debentures that were issued in September 2009. The Affiliate Investors waived their anti-dilution rights on $4,980,000 of Convertible Notes. Based on the reduced Conversion Price for the Convertible Notes, and in accordance with the terms of the Convertible Notes the remaining three investors were granted the rights to acquire an additional 190,000 shares upon Conversion of the Convertible Notes. Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. In September 2009, the Company completed a Financing of Secured Convertible Debt with an exercise price of $0.25 per share. In accordance with Anti-Dilution Provisions of the Warrants, the exercise price of the Warrants was lowered to $0.25 per share. The reduction in exercise price caused the Company to issue 266,000 warrants to purchase common stock to three non-affiliate investors. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $852,600 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $517,650 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. See Note 12 for fair value measurement

December 2009 Transaction

On December 31, 2009, we sold, $1,490,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debentures Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock to three accredited investors including our Chief Executive Officer. We received net proceeds of $1,490,000.

The Convertible Notes, which bear interest at 12% per annum with interest payable monthly, are due on June 30, 2011. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). Interest is convertible as provided in the Convertible Notes. We are permitted to prepay the Convertible Notes without the prior written consent of the holders.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.25 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133. The Warrants were valued using a Binomial option pricing model. A value of $596,000 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 18 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133. The Conversion Feature was valued using a Binomial option pricing model. A value of $339,720 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Convertible Note. The Conversion Feature liability (discount) will be amortized over the 18 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. See Note 12 for fair value measurement.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the convertible debt activity the Company undertook during fiscal 2008 and 2009.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Total Discount Amortized	Discount at 12/31/09
2/29/2008	10%	$2,325,000	$1,648,993	$1,648,993	$-0-
6/10/2008	10%	210,000	162,352	40,588	-0-
8/29/2008	10%	1,325,000	845,350	845,350	-0-
8/29/2008	10%	2,270,000	2,052,080	1,368,053	684,027
12/1/2008	12%	300,000	6,914	6,914	-0-
12/16/2008	12%	5,075,000	1,370,250	742,219	628,031
9/30/2009	12%	1,400,000	526,400	87,733	438,667
12/31/2009	12%	1,490,000	935,720	-0-	935,720

	TOTALS	$14,395,000	$7,548,059	$4,739,850	$2,686,445

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2009 are as follows:

2010	$520,000

2011	2,890,000

2012	-0-

2013	6,900,000

2014	-0-

Total	$10,310,000

NOTE 12: FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Codified within ASC 820, Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (Codified within ASC 820, Fair Value Measurements and Disclosures), which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The valuation techniques that may be used to measure fair value are as follows:

A.	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

B.	Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the years-ended December 31, 2008 and December 31, 2009, respectively.

The Company’s financial assets or liabilities subject to SFAS No. 157 as of December 31, 2009 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the value of Intellectual Property associated with software acquired during 2009 as well as a customer list acquired during 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of SFAS No. 133. See Note 11.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of assets and liabilities measured at fair value on a recurring and non-recurring basis follows: (1)(2)

	Carrying Amount at 12/31/08	Carrying Amount at 12/31/09	Quoted prices in active markets For identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Acquired Assets (3)
Software code eResearch Technologies (eRT) transaction	$-0-	$270,803	$-0-	$-0-	$350,000

Software code Logos Technologies, Ltd. Transaction	-0-	101,291	-0-	-0-	1,200,000

Customer list (eRT) transaction	-0-	1,160,584	-0-	-0-	1,500,000

Derivatives: (4)
Conversion feature liability	1,257,902	1,945,440	-0-	1,945,440	-0-
Warrant liability	2,637,961	2,738,193	-0-	2,738,193	-0-

Total of Derivatives	$3,895,863	$4,683,633	$-0-	$4,683,633	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	The Income approach was used as a valuation technique.
(2)	The acquired Logos Technologies software code, eResearch software code and customer list are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market-based transaction.
(3)	The fair value of the Acquired Assets was estimated using the Income approach with a discounted cash flow valuation methodology applied.
(4)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the period ended December 31, 2009.

Significant Valuation Assumptions of Derivative Instruments		Significant Valuation Assumptions of Acquired Assets
Risk free interest rate	1.66%	The Company performs a discounted cash flow (DCF) analysis of the projected revenues and operating cash flows of the Acquired Assets. The DCF analysis compares the projected value of the Acquired Assets at each quarterly balance sheet date against the DCF value calculated at the respective time of acquisition of the assets. A material reduction in DCF value would be considered an impairment of the Acquired Assets and would result in a reduction in the carrying value of specific asset with a corresponding charge to earnings.
Dividend yield	0.00%
Expected Volatility	73.7%
Expected life (range in years)
Conversion feature liability	0.8 to 4.0
Warrant liability	2.16 to 4.0

	For the years ended Other Income
	December 31, 2009	December 31, 2008
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$673,918	$2,114,194

Total gains included in earnings	$673,918	$2,114,194

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

On August 3, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by Logos Technologies, Ltd as is more fully described in Note 8. As part of our analysis of that transaction and prior to recording the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 8.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at December 31, 2009 are as follows:

2010	$869,906
2011	597,053
2012	138,340
2013	12,277
2014	-0-

Total	$1.617,576

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $775,329 and $554,475 for the years ended December 31, 2009 and December 31, 2008, respectively.

The Company’s corporate office lease expires in July 2011. The Company’s lease on its New Jersey field office expires in February 2013. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Bonn, Germany under the terms of a lease that expires in June 2011.

PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on September 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of a U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) claimed to be owned by DataSci. Pursuant to the agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent, the subject of the claim, and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by, a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen, or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. The remaining minimum royalty payments per year are as follows:

2010	$656,434
2011	400,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,756,434

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction. The Company began making annual payments of $100,000 to DataSci beginning in July 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company recorded a charge to earnings in the amount of $383,951 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month period ended December 31, 2009 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments

EMPLOYMENT AGREEMENTS

In December 2009, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2010. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $306,000 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2009, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $270,300 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term.

In December 2009, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $245,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2009, we renewed our employment agreement with Mr. Stephen Johnson to serve as our Executive Vice President for Sales and Marketing and Chief Operating Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term Under the terms of this agreement, Mr. Johnson receives an annual salary of $290,700 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months salary. The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

NOTE 14: RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999.

In June 2008 we issued a $300,000 principal amount Convertible Note to Cornelis Wit, our Chief Executive Officer and a Director. This note was convertible at the option of the holder into any new securities we issued before the maturity of the Convertible Note on the same terms and conditions of the sale of any new securities. This Convertible Note carried an interest rate of 10% per annum and was due on December 31, 2010. This note was repaid on July 8, 2008.

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008. The Company repaid $60,000 in principal on this promissory note during the year ended December 31, 2009. We incurred $13,218 in interest expense on the note payable to Noesis Capital Corp., the Placement Agent for the Company during the year ended December 31, 2009 and $15,966 for the year ended December 31, 2008.

On February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures and common stock purchase warrants to purchase an aggregate of 2,930,675 shares of our common stock to 12 accredited investors. As part of the transaction Cornelis Wit, Chief Executive Officer and Director, Guus van Kesteren, Director, Ronald T. Linares, Chief Financial Officer, and Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, purchased $150,000, $150,000, $25,000 and $200,000, respectively, principal amount of debentures and received 189,076, 189,076, 31,513 and 252,101 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Secured Convertible Debenture totaled $42,000 through December 31, 2008. The Debentures matured originally on August 29, 2008. On August 29 2008, the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 in principal was extended pursuant to an Extension Agreement that included: an extension of the maturity date to December 1, 2008; reduced the conversion price of the Debenture from $0.595 per share to $0.50 per share; reduced the exercise price of the warrants attached to the Debenture from $0.75 per share to $0.60 per share; and resulted in the issuance of 2,650,000 warrants to the investors agreeing to the extension of the Debentures including warrants to our officers and directors (the “Officers and Directors”) as follows: Cornelis F. Wit, 300,000 warrants, Guus van Kesteren, 300,000 warrants, Ronald T. Linares, 50,000 warrants and Atlantic Balanced Fund, 400,000 warrants. The Officers and Directors waived their anti-dilution rights relating to the outstanding warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture round of financing the Company completed in September 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, we have an aggregate of $8,660,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

•

On February 14, 2008, $150,000 principal amount promissory note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures was due on December 16, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to December 16, 2013.

•

On June 10, 2008, $210,000 principal amount convertible note and common stock purchase warrants to purchase an aggregate of 264,706 shares of our common stock. We received net proceeds of $210,000. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the convertible debenture on the same terms and conditions of the sale of the New Securities. This convertible debenture, which carried an interest rate of 10% per annum, was due on June 10, 2009. On August 29, 2008 Mr. Wit agreed to convert this convertible debenture into a private placement of convertible debentures that mature on August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

•

On June 10, 2008, $300,000 principal amount convertible note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was due on June 30, 2010. On August 29, 2008 Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures are due on August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

•

During August 2008, $1,260,000 principal amount convertible note that is part of a private placement of Convertible Debentures that matures in August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

From September 2008 to December 2008, $4,200,000 principal amount convertible notes. These notes were convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. These convertible notes carried an interest rate of 12% per annum and were due on December 31, 2009. On December 16, 2008 Mr. Wit agreed to convert these convertible notes into a private placement of convertible debentures, which convertible debentures are due on December 16, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to December 16, 2013.

•

From July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009. This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On September 30, 2009 Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures are due on March 30, 2011 which are convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company. Interest Expense incurred and payable in connection with the secured convertible debentures totaled $33,271 for the year ended December 31, 2009.

•

From October to December 2009, Mr. Wit invested $1,440,000 which amount was aggregated under the terms of one convertible note dated December 31, 2009. This note was convertible at the option of the holder into any new securities we issued before the maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 31, 2009 Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures are due on June 30, 2011.

As discussed in Note 11, Convertible Notes, on August 29, 2008, we sold, $2,270,000 principal amount convertible notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and one of our Directors (the “Affiliate Investors”). The Convertible Notes bear interest at 10% and are due on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. Interest expense incurred and payable to Directors and Officers of the Company in connection with the Convertible Note totaled $192,000 for the year ended December 31, 2009. The Affiliate Investors waived their anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, the Affiliate Investors agreed to extend the maturity date of convertible debenture they were issued by three years to December 16, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 11, Convertible Notes, on December 16, 2008, we sold, $5,075,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including Mr. Wit our Chief Executive Officer, as discussed above, and Mr. Smith our Chairman and Chief Technology Officer, Mr. Johnson our Chief Operating Officer, Mr. Linares our Chief Financial Officer and two members of our Board of Directors, Mr. Veatch and Mr. van Kesteren (the “Affiliate Investors”). The Convertible Debentures bear interest at 12% and are due on December 16, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $4,350,000 and $160,000, respectively, principal amount of Debentures, which are convertible into 8,700,000 shares and 320,000 shares, respectively, and received 8,700,000 and 320,000 warrants, respectively. As a result, at the time, Mr. Wit and Mr. van Kesteren were considered to be beneficial owners of approximately 30% and 5%, respectively, of our issued and outstanding and issuable upon conversion shares of common stock. Noesis Capital Corp. placement agent for the sale of our securities in various offerings since 1999 converted $100,000 in promissory notes and received 200,000 warrants to purchase common stock of the Company. Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, converted $200,000 that was originally invested into a round of financing of Secured Convertible Debentures in February 2008 and received 400,000 warrants to purchase common stock of the Company. Mr. Montero is considered to be the beneficial owner of approximately 9% of our issued and outstanding and issuable upon conversion shares of our common stock. Additionally the following officers and directors invested in the Convertible Debentures: Mr. Smith $5,000, Mr. Johnson, $25,000, Mr. Veatch $15,000 and Mr. Linares $125,000. The officers and directors received 10,000, 50,000, 30,000 and 250,000 warrants to purchase shares of our common stock, respectively. Interest expense incurred and payable to the Affiliate Investors of the Company in connection with the Convertible Note totaled $597,600 for the year ended December 31, 2009. The Affiliate Investors waived their anti-dilution rights relating to the outstanding Convertible Debentures and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, the Affiliate Investors extended the maturity date of their Convertible Debentures by three years to December 16, 2013.

On December 31, 2009, we sold, $1,490,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock to three accredited investors including Mr. Wit our Chief Executive Officer and a Director. The Convertible Debentures bear interest at 12% and are due on June 30, 2011. As part of the transaction Mr. Wit purchased $1,440,000 principal amount of Convertible Debentures, which are convertible into 5,760,000 shares and received 5,760,000 warrants to purchase common stock of the Company. As a result, Mr. Wit is considered to be beneficial owner of approximately 38% of our issued and outstanding and issuable upon conversion shares of common stock. Interest expense incurred and payable to Mr. Wit in connection with the Debenture totaled $-0- for the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 405,055 shares of common stock to our Chairman and Chief Technology Officer Randall G. Smith. The shares were valued at prices ranging from $0.19 to $0.30 per share based on the closing share price of our common stock on the OTC Bulletin Board on the date of each payroll. The shares of common stock were issued in lieu of salary for the year ended December 31, 2009 for salary totaling $109,182.

For the year ended December 31, 2009 we have incurred $867,222 in interest expense payable to related parties, and we incurred $216,810 in interest expense for the year ended December 31, 2008.

During 2008 and 2009 we had an agreement with Noesis Capital under which they assisted the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company was obligated to pay $90,000 in professional fees annually. The termination date of the agreement was December 31, 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Post-employment Benefits – an Amendment of FASB Statements No. 5 and 43” which were codified under ASC 715 – Compensation – Retirement Benefits and ASC 712 Compensation – Nonretirement Postemployment Benefits.

NOTE 17: STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock and 747,500 shares have been designated as Series C Preferred Stock.

As of December 31, 2009 we had the following outstanding securities:

•	85,507,699 shares of common stock issued and outstanding;

•	40,808,240 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding; and

•	$10,310,000 principal amount Convertible Debentures convertible into 27,200,000 shares of common stock.

Common Stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to the preferences of the Series A Preferred Stockholders, each outstanding share of common stock entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

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

There were cumulative arrearages of $1,329,906 and $1,535,040, or $0.31 and $0.37 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2008 and December 31, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

•

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,904 and $609,904, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2008 and December 31, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

There were cumulative arrearages of $1,469,593 and $1,469,593, or $4.36 and $4.36 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2008 and December 31, 2009, respectively.

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

The following table presents preferred dividends accreted for the years ended December 31, 2008 and December 31, 2009, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends Accreted in (dollars) Years ended December 31,		Dividends per share Years ended December 31,
	2009	2008	2009	2008

Preferred stock dividends in arrears Series A	$205,134	$206,962	$0.05	$0.05

Preferred stock dividends in arrears Series B	$-0-	$9,753	$0.00	$0.81
Preferred stock dividends in arrears Series C	$-0-	$67,245	$0.00	$0.79

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

We have issued and outstanding warrants to purchase a total of 40,808,240 shares of our common stock, including:

•

Warrants to purchase 80,000 shares of our common stock at an exercise price of $.25 per share expiring in September 2010 which was issued by us to the placement agent of two offerings of our common stock that were conducted during 2003.

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

•

Warrants to purchase 5,960,000 shares of our common stock at an exercise price of $0.25 per share expiring in December 2013 which were issued by us in connection with a private placement our Convertible Debentures in December 2009.

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2009, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Secured Convertible Debentures

As discussed in Note 11, Convertible Debt, on February 29, 2008, we sold an aggregate of $2,325,000 principal amount 10% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 2,930,675 shares of our common stock exercisable at a price of $0.75 per share for four years subsequent to the closing of the transaction to 12 accredited investors. After paying certain fees and expenses of $181,280 in the aggregate (including payment to Emerging Growth Equities, Ltd., a broker dealer and member of FINRA who acted as the placement agent for this offering, of a commission and expense reimbursement aggregating $143,750), we received net proceeds of $2,156,220. We recorded debt acquisition costs of $261,365. The Debentures, which bear interest at 10% per annum, were due 6 months from their issuance date and as of December 31, 2009 this debenture has been satisfied. On September 30, 2009 the Company sold an aggregate of $1,400,000 of Secured Convertible Debentures with convertible Common Stock Warrants with an exercise price of $0.25. In conjunction with that Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share. The non-affiliate investors received an additional 6,125,882 warrants to purchase shares of our common stock at an exercise price of $0.25 per share

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our President and Chief Executive Officer. We received net proceeds of $1,400,000. The Debentures, which bear interest at 12% per annum, are due 18 months from their issuance date on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

Convertible Debentures

As discussed in Note 11, Convertible Notes, on August 29, 2008, we sold, $2,270,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock at an exercise price of $0.60 per share before August 31, 2012 to four accredited investors including our Chief Executive Officer and one of our Directors. We received net proceeds of $2,270,000. The Convertible Notes, which bear interest at 10% per annum, are due on August 29, 2010. The Convertible Notes were convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share and contained certain antidilution rights. Pursuant to those antidilution rights and in connection with a Private Placement of Secured Convertible Debentures of the Company on September 30, 2009, the Company lowered the conversion rate on the Convertible Notes for non-Related Party noteholders to $0.25 per share. The lowering of the conversion rate resulted in the possible issuance of an additional 700,000 shares of common stock upon conversion of the Convertible Notes. In addition, as part of the issuance of the Secured Convertible Debentures two Related Parties of the Company, Cornelis F. Wit, our President and Chief Executive Officer and a Director and Guus van Kesteren, a Director, waived their antidilution rights. and agreed to extend the maturity of the Convertible Notes they hold by three years to August 29, 2013. In addition, convertible Common Stock Warrants with an exercise price of $0.25 were issued. In conjunction with the Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share pursuant to Warrants anti-dilution provisions. The non-affiliate investors received an additional 980,000 warrants to purchase shares of our common stock at an exercise price of $0.25 per share

As discussed in Note 11, Convertible Notes, on December 16, 2008, we sold, $5,075,000 principal amount Convertible Notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock at an exercise price of $0.60 per share before December 16, 2012 to eleven accredited investors including our Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. We received net proceeds of $5,075,000. The Convertible Notes, which bear interest at 12% per annum, are due on December 16, 2010. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share and contained certain antidilution rights. Pursuant to those antidilution rights and in connection with a Private Placement of Secured Convertible Debentures of the Company on December 31 2009, the Company lowered the conversion rate on the Convertible Notes for non-Related Party noteholders to $0.25 per share. The lowering of the conversion rate resulted in the possible issuance of an additional 190,000 shares of common stock upon conversion of the Convertible Notes. In addition convertible Common Stock Warrants with an exercise price of $0.25 were issued. In conjunction with the Private Placement the exercise price of the Warrants was lowered from $0.60 to $0.25 per share pursuant to the Warrants anti-dilution provisions. Certain non-related party investors received an additional 266,000 warrants to purchase shares of our common stock at an exercise price of $0.25 per share. In addition, as part of the issuance of the Secured Convertible Debentures nine Related Parties of the Company, including four directors of the Company, Cornelis F. Wit, our President and Chief Executive Officer and a Director, Stephen E. Johnson, our Chief Operating Officer and Ronald T. Linares, our Chief Financial Officer, waived their antidilution rights and agreed to extend the maturity of the Convertible Notes they hold by three years to December 16, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2009, we sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our President and Chief Executive Officer. We received net proceeds of $1,490,000. The Debentures, which bear interest at 12% per annum, are due 18 months from their issuance date on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2007	$7,957	$7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	989	989
2009 Activity	1,945	1,945

Balance December 31, 2009	$2,934	$2,934

NOTE 18: EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company may grant options to purchase up to 12,500,000 shares of the Company’s common stock. The 1998 Plan expired as of December 31, 2008. As of December 31, 2009 there were 9,216,500 outstanding options that had been granted under the 1998 Plan.

Description of 2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and shareholders approved the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The 2009 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 2009 Plan, the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of December 31, 2009, substantially all of the Company’s employees were participating in the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant for most employees, officers and directors of the company. Options granted to employees generally vest either upon grant or in two installments with the first installment vesting 50% upon completion of one full year from date of grant and on an annual basis over the next year of the employee’s employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

At December 31, 2009, there were 4,655,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the 2009 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000’s)
Outstanding at December 31, 2008	10,997,770	$0.46
Granted	2,890,000	0.22
Exercised	—	—
Forfeited/Cancelled/Expired	(1,826,270)	(0.43)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	-0-

Vested and Exercisable at December 31, 2009	9,791,916	$0.39	3.59	-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The total intrinsic value of stock options exercised, the difference between the closing stock price on the date of exercise and the exercise price, for the years ended December 31, 2008 and December 31, 2009 were $165,350 and $0, respectively.

The total fair value of shares vested for the years ended December 31, 2008 and December 31, 2009 were:

Fair value of options vested during the year ended December 31, 2009	$741,545
Fair value of options vested during the year ended December 31, 2008	$1,035,664

Cash received from stock option exercises for the years ended December 31, 2008 and December 31, 2009 was $7,753 and $0, respectively. Due to the Company’s net loss position, no windfall tax benefit has been realized during the years ended December 31, 2008 and December 31, 2009.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information concerning options outstanding at December 31, 2009:

	Options Outstanding (in 000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable (in 000’s)
Exercise Price Range (per share)
$ 0.00 - $ 0.20	1,630	$0.20	4.96	1,330
$ 0.25 - $ 0.29	4,495	0.26	2.82	3,917
$ 0.31 - $ 0.49	1,250	0.45	4.18	1,210
$ 0.50 - $ 0.70	4,687	0.60	3.77	3,335

	12,062	$0.35	3.62	9,792

The weighted average fair value (per share) of options granted during the years ended December 31, 2008, and December 31, 2009 using the American Binomial option-pricing model was $0.35 and $0.11, respectively.

Stock-Based Compensation

For the year ended December 31, 2008, the Company recognized total stock-based compensation expense of $1,360,393 related to stock option and other share-based awards made from its equity compensation plan, including $24,000 of stock-based compensation related to restricted stock grants.

For the year ended December 31, 2009, the Company recognized total stock-based compensation expense of $960,024 related to stock option and other share-based awards made from its equity compensation plan.

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

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the years ended December 31, 2008 and December 31, 2009, was $1,321,004 and $960,024 greater, respectively, than if the Company had continued to account for its stock options under APB No. 25. The table below gives effect to the impact of SFAS No. 123(R) on the Company’s Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2009	2008
Net income (loss) attributable to common stockholders (as reported)	$(8,275,481)	$(10,878,521)
Salary expense recorded in accordance with SFAS No. 123(R)	(960,024)	(1,321,004)

Net income (loss) attributable to common stockholders (adjusted)	(7,315,457)	(9,557,517)

Net (loss) per share, basic and diluted (as reported)	$(0.10)	$(0.15)

Net (loss) per share, basic and diluted (adjusted)	$(0.09)	$(0.13)

Weighted average number of shares outstanding, basic and diluted	81,229,605	71,789,073

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2009 and 2008. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

The following table summarizes weighted average grant date fair value activity for the 2009 Plan:

	Weighted Average Grant-Date Fair Value
	2009	2008
Stock options granted during the year ended December 31,	$0.11	$0.35
Stock options vested during the year ended December 31,	$0.21	$0.43
Stock options forfeited during the year ended December 31,	$0.33	$0.45

During the years ended December 31, 2008 and December 31, 2009 2,388,333 and 3,537,916 stock options vested, respectively. The aggregate fair value of the vested options was $1,035,664 and $741,545, respectively.

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Stock Option Assumptions for Year Ended December 31,
	2008	2009
Risk-free interest rate	1.37%	2.40%
Dividend yield	0%	0%
Expected volatility	81.7%	73.6%
Expected life of options (years)	5.0	5.0

Weighted average fair value of grants (per option)	$0.35	$0.11

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested Shares at January 1, 2009	4,088,500	$0.38

Nonvested Shares at December 31, 2009	2,269,584	$0.27

As of December 31, 2009, approximately $621,127 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.92 years.

NOTE 19: INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	12/31/09	12/31/08
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-

Deferred tax expense (benefit):
Bad debt allowance	(43,874)	(55,823)
Operating loss carryforward	(2,207,272)	(2,289,991)
Patent litigation settlement	144,481	(816,753)

	(2,106,665)	(3,162,567)

Valuation allowance	2,106,665	3,162,567

Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	12/31/09	12/31/08
Deferred tax assets:
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	99,697	55,823
Patent litigation liability accrual	672,272	816,753
Operating loss carryforwards	15,501,373	12,137,829

Gross deferred tax assets	16,557,040	13,294,103

Valuation allowance	(16,557,040)	(13,294,103)

Net deferred tax asset	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $40,367,549. This loss is allowed to be offset against future income until the year 2029 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the lack of operating history and the substantial losses incurred through December 31, 2009.

NOTE 20: INTANGIBLE ASSETS, NET

Intangible assets consists of the following:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Residual Value	Cost	Accumulated Amortization	Residual Value	Estimated Useful Lives

Customer lists	$1,392,698	$232,117	$1,160,581	$-0-	$-0-	$-0-	3 years

	$1,392,698	$232,117	$1,160,581	$-0-	$-0-	$-0-

Amortization expense for the years ended December 31, 2009 and December 31, 2008 was $232,117 and $-0- respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2010	$464,233
2011	464,233
2012	232,118
2013	-0-
2014	-0-

Total	$1,160,584

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002