Form 10-Q
period 2010-03-31
OMNICOMM SYSTEMS INC
filed 2010-05-17
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 12, 2010: 85,507,699 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE

THREE MONTH PERIOD ENDED MARCH 31, 2010

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4T	Controls and Procedures.	36
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	37
Item 1A.	Risk Factors.	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37
Item 3.	Defaults Upon Senior Securities.	37
Item 4.	Removed and Reserved.	37
Item 5.	Other Information.	37
Item 6.	Exhibits.	37
SIGNATURES		38
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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$138,565	$60,352
Accounts receivable, net of allowance for doubtful accounts of $281,480 and $267,526 in 2010 and 2009, respectively	2,033,573	3,121,183
Prepaid expenses	271,954	239,064

Total current assets	2,444,092	3,420,599

PROPERTY AND EQUIPMENT, net	1,272,331	1,240,697

OTHER ASSETS
Intangible assets, net	1,044,523	1,160,581
Other assets	34,334	25,882

TOTAL ASSETS	$4,795,280	$5,847,759

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,594,137	$1,548,215
Notes payable, current portion	111,800	111,800
Notes payable related parties, current portion	137,500	-0-
Deferred revenue, current portion	5,241,474	4,582,369
Conversion feature liability, related parties, current portion	162,800	-0-
Conversion feature liability, current portion	90,358	64,622
Convertible notes payable, current portion	670,333	402,777
Convertible notes payable, related parties, current portion	824,267	-0-
Patent settlement liability, current portion	680,654	627,810

Total current liabilities	9,513,323	7,337,593

Notes payable related parties, long term	-0-	137,500
Deferred revenue, long term	992,243	980,642
Convertible notes payable, related parties, net of current portion	6,776,599	6,996,178
Convertible notes payable, net of current portion	23,833	224,600
Conversion feature liability, related parties, net of current portion	1,025,438	1,809,418
Conversion feature liability, net of current portion	8,600	71,400
Patent settlement liability – long term	1,823,892	1,835,463
Warrant liability, related parties	1,658,994	1,977,402
Warrant liability	661,449	760,791

TOTAL LIABILITIES	22,484,371	22,130,987

	March 31, 2010	December 31, 2009
	(unaudited)
COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock—5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at par	4,125	4,125

Series B preferred stock—230,000 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-

Series C preferred stock—747,500 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-

Common stock—250,000,000 shares authorized, 85,507,699 and 85,507,699 issued and outstanding, respectively, at $.001 par value	86,474	86,474
Additional paid in capital—preferred	3,718,054	3,718,054
Additional paid in capital—common	36,408,585	36,278,798
Less cost of treasury stock: Common—1,014,830 and 1,014,830—shares, respectively	(503,086)	(503,086)
Accumulated other comprehensive income	(12,602)	2,934
Accumulated deficit	(57,390,641)	(55,870,527)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(17,689,091)	(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,795,280	$5,847,759

The accompanying notes are an integral part of these financial statements.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2010	2009
Total revenues	$2,697,363	$2,416,657

Cost of sales	434,871	494,820

Gross margin	2,262,492	1,921,837

Salaries, benefits and related taxes	2,685,750	2,191,509

Rent	200,734	138,587

Consulting services	210,724	38,709

Legal and professional fees	85,516	112,663

Travel	125,254	60,898

Telephone and internet	83,204	30,306

Selling, general and administrative	241,017	248,198

Bad debt expense	13,954	7,553

Depreciation expense	125,928	65,699

Amortization expense	116,058	-0-

Total operating expenses	3,888,139	2,894,122

Operating income (loss)	(1,625,647)	(972,285)

Interest expense	(697,265)	(449,998)

Interest expense, related parties	(273,243)	(198,591)

Interest income	47	3,461

Gain on extinguishment of debt	-0-	432

Unrealized gain on derivative liabilities	1,075,994	1,714,074

Income (loss) before income taxes and preferred dividends	(1,520,114)	97,093

Net income (loss)	(1,520,114)	97,093

Preferred stock dividends

Preferred stock dividends in arrears Series A	(50,720)	(49,531)

Total preferred stock dividends	(50,720)	(49,531)

Net income (loss) attributable to common stockholders	$(1,570,834)	$47,562

Net income (loss) per share, basic and diluted	$(0.02)	$0.00

Weighted average number of shares outstanding, basic and diluted	85,507,699	76,581,518

The accompanying notes are an integral part of these financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,520,114)	$97,093
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	-0-	(432)
Common stock issued in lieu of salary	-0-	42,310
Unrealized gain on derivatives	(1,075,994)	(1,714,074)
Interest expense from derivative instruments	671,477	431,248
Employee stock option expense	129,787	214,415
Depreciation and amortization	241,987	65,699
Changes in operating assets and liabilities
Accounts receivable	1,087,611	1,400,552
Prepaid expenses	(32,890)	6,701
Other assets	(8,453)	(4,425)
Accounts payable and accrued expenses	45,923	24,772
Patent settlement liability	41,272	54,178
Deferred revenue	670,705	(167,225)

Net cash provided by (used in) operating activities	251,311	450,812

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(164,055)	(55,488)

Net cash provided by (used in) investing activities	(164,055)	(55,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(360,000)
Repayments of convertible notes payable	-0-	(12,500)

Net cash provided by financing activities	-0-	(372,500)

Effect of exchange rate changes on cash and cash equivalents	(9,043)	2,232
Net increase (decrease) in cash and cash equivalents	78,213	25,056
Cash and cash equivalents at beginning of period	60,352	2,035,818

Cash and cash equivalents at end of period	$138,565	$2,060,874

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-

Interest	$279,218	$192,034

Non-cash transactions
Common stock issued in lieu of salary	$-0-	$42,310

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne™; and eClinical Suite™, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software applications and services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the period ended March 31, 2010 and March 31, 2009 we spent approximately $991,009 and $239,468 respectively, on research and development activities, which include costs associated with customization of our software products.

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

The operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

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

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training, professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the periods ended March 31, 2010 and March 31, 2009, respectively are:

	Three Months Ended
Business Activity	03/31/10		03/31/09
Set-up Fees	$1,087,010	40.3%	$1,269,870	52.5%
Change Orders	27,960	1.0%	142,674	5.9%
Maintenance	1,062,834	39.4%	404,150	16.7%
Software Licenses	148,740	5.5%	431,891	17.9%
Professional Services	35,800	1.3%	168,072	7.0%
Hosting and Subscriptions	335,019	12.4%	-0-	0.0%

Totals	$2,697,363	100.0%	$2,416,657	100.0%

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $267,526 and $281,480 as of December 31, 2009 and March 31, 2010, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2010. Prior to 2008, the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Beginning in the second half of fiscal 2008 and continuing through the first quarter of 2010, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management's expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts. The Company reevaluates the allowance on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 19% of our revenues during the period ended March 31, 2010 or approximately $524,000. One customer accounted for 24% of our revenues during the period ended March 31, 2009 or approximately $570,000 and a second client accounted for 20% of our revenues or approximately $482,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the Period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
03/31/2010	1	19%	2	29%
12/31/2009	1	26%	2	54%
03/31/2009	2	44%	1	35%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented.

	For the periods ended
	March 31, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	-0-	(118,567)

End of period	$281,480	$267,526

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

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles- Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of an asset acquisition.

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

Long Lived Assets

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

DEFERRED REVENUE

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2010, the Company had $6,233,717 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $5,241,474 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our client’s data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using our EDC applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

The Company recognizes sales, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition, ASC 605) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. Under its licensing arrangement the Company recognizes revenue pursuant to SOP 97-2. Under these arrangements, the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $65,716 and $37,400 for the periods ended March 31, 2010 and March 31, 2009, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During the quarter ended March 31, 2010 and March 31, 2009 we spent approximately $991,009 and $239,468 respectively, on research and development activities, which include costs associated with customization of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), which was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees under the terms of the plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the plan document. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (Codified within ASC 718, Compensation – Stock Compensation) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Consolidated Financial Statements as of and for the periods ended March 31, 2010 and March 31, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Consolidated Statements of Income for the periods ended March 31, 2010 and March 31, 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to March 31, 2010 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 76,581,518 for the periods ended March 31, 2010 and March 31, 2009, respectively. There were no differences between basic and diluted earnings per share. Options to purchase

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12,286,500 shares of common stock at prices ranging from $0.20 to $0.70 per share were outstanding at March 31, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at March 31, 2010.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

IMPACT OF NEW ACCOUNTING STANDARDS

In the first quarter of 2010, we adopted the following new accounting pronouncements:

On January 1, 2010, the Company implemented certain provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 810, “Consolidation.” The new provisions (a) require a qualitative rather than a quantitative approach to determining the primary beneficiary of a variable interest entity (“VIE”); (b) amend certain guidance pertaining to the determination of the primary beneficiary when related parties are involved; (c) amend certain guidance for determining whether an entity is a VIE; and (d) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE. The implementation of this standard did not have an impact on the Company’s results of operations or financial condition.

On January 1, 2010, the Company implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires the Company to (a) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; (b) provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method; and (c) provide fair value measurement disclosures for each class of financial assets and liabilities. The implementation did not have an impact on the Company’s results of operations or financial condition. Required disclosures for the reconciliation of purchases, sales, issuance and settlements of financial instruments valued with a Level 3 method are effective for the Company beginning on January 1, 2011 and the Company does not expect the implementation to have a material impact on the Company’s results of operations or financial condition.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2010 there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. Antidilutive shares aggregating 83,671,746 and 51,319,582 have been omitted from the calculation of dilutive EPS for the quarters ended March 31, 2010 and March 31, 2009, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

	For the Quarter Ended
	March 31, 2010			March 31, 2009
	Income Numerator	Shares Denominator	Per-Share Amount	Income Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,570,834)	85,507,699	$(0.02)	$47,562	76,581,518	$0.00
Effect of Dilutive Securities
None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,570,834)	85,507,699	$(0.02)	$47,562	76,581,518	$0.00

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	March 31, 2010		December 31, 2009
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,390,290	$768,269	$1,309,329	$719,222	5 years
Leasehold improvements	64,110	40,633	64,110	37,592	5 years
Computer software	1,305,693	711,849	1,230,989	642,042	3 years
Office furniture	102,159	69,170	102,159	67,034	5 years

	$2,862,252	$1,589,921	$2,706,587	$1,465,890

Depreciation expense for the periods ended March 31, 2010 and March 31, 2009 was $125,928 and $65,699 respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	March 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Residual Value	Cost	Accumulated Amortization	Residual Value	Estimated Useful Lives
Customer lists	$1,392,701	$348,175	$1,044,526	$1,392,701	$232,116	$1,160,585	3 years

	$1,392,701	$348,175	$1,044,526	$1,392,701	$232,116	$1,160,585

Amortization expense for the periods ended March 31, 2010 and March 31, 2009 was $116,058 and $-0- respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2010	$348,175
2011	464,234
2012	232,117
2013	-0-
2014	-0-

Total	$1,044,526

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$1,194,912	$1,200,674
Accrued payroll and related costs	158,284	119,137
Other accrued expenses	4,844	11,821
Accrued interest	236,097	216,583

Total accounts payable and accrued expenses	$1,594,137	$1,548,215

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	NOTES PAYABLE

At March 31, 2010, the Company owed $249,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$137,500	$-0-
01/01/09	10/01/10	9.00%	51,800	51,800	-0-
01/01/09	10/01/10	9.00%	60,000	60,000	-0-

			$249,300	$249,300	$-0-

NOTE 9:	CONVERTIBLE DEBT

The following table summarizes the convertible debt activity the Company undertook during fiscal 2008 and 2009 and which is still outstanding as of March 31, 2010.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Total Discount Amortized	Discount at 3/31/10
8/29/08	10%	$2,270,000	$2,052,080	$1,624,563	$427,517
12/16/08	12%	5,075,000	1,370,250	913,500	456,750
9/30/09	12%	1,400,000	526,400	175,467	350,933
12/31/09	12%	1,490,000	935,720	155,953	779,767

Totals		$10,235,000	$4,884,450	$2,869,483	$2,014,967

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants to three accredited investors, including our Chief Executive Officer. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2010 are as follows:

2010	$520,000
2011	2,890,000
2012	-0-
2013	6,900,000
2014	-0-

Total	$10,310,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Codified within ASC 820, Fair Value Measurements and Disclosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (Codified within ASC 820, Fair Value Measurements and Disclosures), which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted ASC 820 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations.

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fair value option for any financial assets and liabilities transacted in the periods ended March 31, 2010 and March 31, 2009, respectively.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2010 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of assets and liabilities measured at fair value on a recurring basis follows: (1)

	Carrying Amount at 12/31/09	Carrying Amount at 03/31/10	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives: (2)
Conversion feature liability	1,945,440	1,287,196	-0-	1,287,196	-0-
Warrant liability	2,738,193	2,320,443	-0-	2,320,443	-0-

Total of Derivatives	$4,683,633	$3,607,639	$-0-	$3,607,639	$-0-

(1)	The Income approach was used as a valuation technique.
(2)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the period ended March 31, 2010.

Significant Valuation Assumptions of Derivative Instruments

Risk free interest rate	1.59%
Dividend yield	0.00%
Expected Volatility	72.5%
Expected life (range in years)
Conversion feature liability	0.41 to 3.72
Warrant liability	1.92 to 3.76

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended Other Income
	March 31, 2010	March 31, 2009
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$1,075,994	$1,714,074

Total gains included in earnings	$1,075,994	$1,714,074

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at March 31, 2010 are as follows:

2010	$663,819
2011	591,379
2012	133,612
2013	12,277
2014	-0-

Total	$1,401,087

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $200,734 and $138,587 for the periods ended March 31, 2010 and March 31, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2010	$358,954
2011	700,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,758,954

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction. The Company began making annual payments of $100,000 to DataSci in July 2009.

During the period ended March 31, 2010, the Company recorded a charge to earnings in the amount of $41,272 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month period ended March 31, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments

NOTE 12:	RELATED PARTY TRANSACTIONS

For the period ended March 31, 2010 we have incurred $273,242 in interest expense payable to related parties, and we incurred $198,591 in interest expense to related parties for the period ended March 31, 2009.

NOTE 13:	SUBSEQUENT EVENT

Subsequent events have been evaluated through May 17, 2010, which is the date the financial statements were issued. On April 13, 2010, the Company issued a promissory note in the amount of $450,000 to our President and Chief Executive Officer, Cornelis F. Wit. The promissory note bears interest at a rate of 12% per annum with interest paid monthly. The maturity date of the promissory note is December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.

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

Overview

We are healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne™; and eClinical suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

During the first quarter of fiscal 2010 we have sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

•

Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in our acquisitions of the EDC assets of eResearch Technology and Logos Technologies, Ltd. during 2009.

Our operating focus is first, to increase our sales and marketing capabilities, and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During the first quarter of 2010, we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the eResearch Technology (“eRT”) and Logos Technologies EDC assets and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent approximately $991,009 and $239,468, on R & D activities during the periods ended March 31, 2010 and March 31, 2009, respectively. The majority of these expenses represent salaries to our developers which include costs associated with customization of our EDC software applications for our clients’ projects.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced, both via organic growth and through our 2009 acquisitions, success in broadening our client roster over the past seven fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our recently acquired EDC assets from Logos Technologies. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the remainder of fiscal 2010, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors. Our clients will be able to partially or completely license our EDC solutions. This business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and the Logos Technologies, Ltd. EDC Assets) have historically been sold on a licensed basis and allow us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of fiscal 2010. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our lean operating environment and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Fiscal 2009 Acquisitions

eResearch Technology Asset Acquisition:

On June 23, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by eResearch Technology, Inc. (“eResearch Technology”) (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to eResearch Technology’s EDC operating and business development team, was to increase our presence in the EDC industry through the eResearch Technology client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch Technology, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement. Consideration for the acquisition consisted of 8,100,000 shares of our common stock.

Logos Technologies, Ltd. (In Administration)

On August 3, 2009, we acquired certain tangible and intangible EDC assets, formerly owned by Logos Technologies, Ltd. (“Logos Technologies”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Technologies, was to increase our presence in the EDC industry through the Logos Technologies client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it can allow us increase our revenues in order to leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry.

The Company purchased from Logos Technologies (in Administration), the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the Sale Agreement. We also assumed certain liabilities associated with these assets which includes a short-term office lease obligation. Consideration for the acquisition consisted of £92,000, which approximated $152,628.

The Three-Month Period-ended March 31, 2010 Compared with the Three-Month Period ended March 31, 2009

Results of Operations

A summarized version of our results of operations for the three-month periods ended March 31, 2010 and March 31, 2009 is included in the table below.

Summarized Statement of Operations

	For the three-month periods ended March 31,
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$2,697,363		$2,416,657		$280,706	11.6%

Cost of sales	434,871	16.1%	494,820	20.5%	(59,949)	-12.1%

Gross margin	2,262,492	83.9%	1,921,837	79.5%	340,655	17.7%

Salaries, benefits and related taxes	2,685,750	99.6%	2,191,509	90.7%	494,241	22.6%
Rent	200,734	7.4%	138,587	5.7%	62,147	44.8%
Consulting	210,724	7.8%	38,709	1.6%	172,015	444.4%
Legal and professional fees	85,516	3.2%	112,663	4.7%	(27,147)	-24.1%

Selling, general and administrative	241,017	8.9%	248,198	10.3%	(7,181)	-2.9%

Total operating expenses	3,888,139	144.1%	2,894,122	119.8%	994,017	34.3%

Operating income (loss)	(1,625,647)	-60.3%	(972,285)	-40.2%	(653,362)	67.2%

Interest expense	(970,508)	36.0%	(648,589)	26.8%	(321,919)	49.6%
Interest income	47	0.0%	3,461	0.1%	(3,414)	-98.6%

Gain (Loss) on Extinguishment of Debt	—	0.0%	432	0.0%	(432)	-100.0%

Unrealized gain on derivatives	1,075,994	39.9%	1,714,074	70.9%	(638,080)	-37.2%

Net income (loss)	(1,520,114)	-56.4%	97,093	4.0%	(1,617,207)	-1665.6%

Total preferred stock dividends	(50,720)	-1.9%	(49,531)	-2.0%	(1,189)	2.4%

Net income (loss) attributable to common stockholders	$(1,570,834)	-58.2%	$47,562	2.0%	$(1,618,396)	-3402.7%

Net income (loss) per share	$(0.02)		$0.00

Weighted average number of shares outstanding	85,507,699		76,581,518

Revenues for the quarter ended March 31, 2010 increased approximately 11.6% from the quarter ended March 31, 2009. The table below provides a comparison of our recognized revenues for the quarters ended March 31, 2010 and March 31, 2009.

	Three Months Ended
Business Activity	03/31/10		03/31/09		Increase $	Increase %
Set-up Fees	$1,087,010	40.3%	$1,269,870	52.5%	$(182,860)	-14.4%
Change Orders	27,960	1.0%	142,674	5.9%	(114,714)	-80.4%
Maintenance	1,062,835	39.4%	404,150	16.7%	658,685	163.0%
Software Licenses	148,740	5.5%	431,891	17.9%	(283,151)	-65.6%
Professional Services	35,800	1.3%	168,072	7.0%	(132,272)	-78.7%
Hosting and Subscriptions	335,019	12.4%	-0-	0.0%	335,019	n/a

Totals	$2,697,363	100.0%	$2,416,657	100.0%	$280,706	11.6%

We recorded $1,254,068 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the quarter ended March 31, 2010. We expect our 2010 full-year revenues for these clients to range from approximately $4,400,000 to $5,200,000 for the eClinical portion of our business.

We recorded $71,353 in revenues associated with clients with our acquisition of the Logos Technologies EDC assets during the quarter ended March 31, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP service fees and maintenance from existing TrialMaster clients decreased by $394,424 or 21.7%. During 2009 our primary customer base prior to our acquisitions, which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced during 2009 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first quarter of 2010 of increased activity from these clients.

We recorded $132,669 in revenues from our licensing activity and $35,800 from professional services associated with TrialMaster suite during the quarter ended March 31, 2010 compared with $431,891 and $168,072, respectively, during the quarter ended March 31, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and we expect all future sales of the TrialOne application will be consummated on a licensed basis.

We recorded $335,019 in revenues from hosting and subscriptions activities and $189,517 in consulting services associated with the eClinical suite. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Beginning in late 2008 we began selling our core TrialMaster product on a licensed basis. Beginning with the third fiscal quarter of 2009 we have experienced greater success in selling that product on a licensed basis. The EDC assets acquired from eResearch Technology and Logos Technologies are primarily sold on a licensed basis. License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for deployment of our eClincial software and solutions. Licensed contracts of the eClinical suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually. The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 38.9% of our revenues during the quarter ended March 31, 2010 and approximately 61.6% of our revenues during the quarter ended March 31, 2009. One customer accounted for 19.4% of our revenues during quarter ended March 31, 2010. One customer accounted for 23.6% of our revenues during quarter ended March 31, 2009 and a second client accounted for 20.0% of our revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 12.1% or $59,949 for the fiscal quarter ended March 31, 2010 as compared to quarter ended March 31, 2009. Cost of goods sold were approximately 16.1% of revenues for the quarter ended March 31, 2010 compared to approximately 20.5% for the quarter ended March 31, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the quarter ended March 31, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $168,301 offset by an increase of approximately $124,827 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite and an increase of $16,474 in costs associated with third-party services associated with the delivery of our application to customers. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to stabilize to the 20% to 22% range as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our business development efforts in commercializing the Acquired Software. We expect to primarily sell those products as licensed products providing further basis to our cost of goods sold estimates.

Overall, total operating expenses increased approximately 34.3% for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009. Total operating expenses were approximately 144.1% of revenues during the quarter ended March 31, 2010 compared to approximately 119.8% of revenues for the quarter ended March 31, 2009.

Salaries and related expenses were our biggest expense at 69.1% of total operating expenses for the quarter ended March 31, 2010 and 75.7% of total operating expenses for the quarter ended March 31, 2009. Salaries and related expenses increased approximately 22.6% for the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the quarters ended
	March 31, 2010	March 31, 2009	Change	% Change
OmniComm Corporate Operations	$1,731,379	$1,799,404	$(68,025)	-3.8%
New Jersey Operations Office	362,941	-0-	362,941	n/c
OmniComm Europe, GmbH	336,501	177,690	158,811	89.4%
OmniComm Ltd.	125,142	-0-	125,142	n/c
Employee Stock Option Expense	129,787	214,415	(84,628)	-39.5%

Total Salaries and related expenses	$2,685,750	$2,191,509	$494,241	22.6%

We currently employ approximately 65 employees out of our Ft. Lauderdale, Florida corporate office, 15 employees out of our New Jersey field office, seven out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to continue to selectively add, experienced sales and marketing personnel during fiscal 2010 in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe. In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster; TrialOne; and eClinical Suite.

During the quarter ended March 31, 2009 and quarter ended March 31, 2010 we incurred $214,415 and $129,787, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 44.8% during the quarter ended March 31, 2010 when compared to the quarter ended March 31, 2009. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table below provides the significant components of our rent related expenses by location or subsidiary.

	For the quarters ended
	March 31, 2010	March 31, 2009	Change	% Change
Corporate Office	$53,434	$74,189	($20,755)	-28.0%
Co location and disaster recovery facilities	96,148	54,036	$42,112	77.9%
New Jersey Operations Office	15,551	0	$15,551	n/m
OmniComm Europe, GmbH	22,419	10,362	$12,057	116.4%
OmniComm Ltd.	13,182	0	$13,182	n/m

Total	$200,734	$138,587	$62,147	44.8%

Consulting services expense increased to $210,724 for the quarter ended March 31, 2010 compared with $38,709 for the quarter ended March 31, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services.

Expense Category	03/31/09	03/31/10	Change	% Change
Employee Recruitment	$21,000	$30,000	$9,000	42.9%
Sales & Marketing	-0-	70,425	70,425	n/m
Product Development	17,709	110,299	92,590	422.8%

	$38,709	$210,724	$172,015	344.4%

Legal and professional fees decreased approximately 24.1% for the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the years ended March 31, 2010 and March 31, 2009, respectively.

Expense Category	03/31/09	03/31/10	Change	% Change
Financial Advisory	$22,500	$37,957	$15,457	68.7%
Audit and Related	10,500	7,832	(2,668)	-25.4%
Accounting Services	15,441	20,363	4,923	31.9%
Patent Litigation	5,997	-0-	(5,997)	n/m
Miscellaneous	2,878	3,183	305	10.6%
General Legal	55,348	16,180	(39,168)	-70.8%

	$112,664	$85,515	$(27,148)	-24.1%

Selling, general and administrative expenses (“SGA”) decreased approximately 2.9% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. During the quarter ended March 31, 2010 we recorded $41,272 in license fees associated with our license agreement with Datasci, LLC compared to $54,178 during the quarter ended March 31, 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 75.7% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The increases related primarily to amounts spent on our participation in industry trade shows and conferences. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the quarter ended March 31, 2010 we incurred $13,954 in bad debt expense compared to $7,553 for the quarter ended March 31, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectable accounts accurately reflects any accounts which may prove uncollectable during fiscal 2010.

Interest expense was $970,508 during the quarter ended March 31, 2010 compared to $648,589 for the quarter ended March 31, 2009, an increase of $321,919. Interest incurred to related parties was $273,242 during the quarter ended March 31, 2010 and $198,591 for the quarter ended March 31, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense.

Debt Description	2010 Interest Expense	2009 Interest Expense	Change 2010 vs. 2009
Accretion of Discount from Derivatives	$671,477	$431,248	$240,229
Harborview Extension	-0-	2,959	(2,959)
August 2008 Convertible Notes	55,973	55,973	-0-
December 2008 Convertible Notes	150,164	150,164	-0-
Sept 2009 Secured Convertible Debentures	41,425	-0-	41,425
Dec 2009 Convertible Debentures	44,088	-0-	44,088

Total	$963,127	$640,344	$322,783

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. We did not enter into any capital transactions during either the quarter ended March 31, 2009 or the quarter ended March 31, 2010.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $1,075,994 during the quarter ended March 31, 2010 compared with a net unrealized gain of $1,714,074 during the quarter ended March 31, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the quarter ended March 31, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $50,720 in 5% Series A Preferred Stock dividends for the quarter ended March 31, 2010, compared with arrearages of $49,531 in 5% Series A Preferred Stock dividends for the quarter ended March 31, 2009. We deducted $50,720 and $49,531 from Net Income (Loss) Attributable to Common Stockholders’ for the quarters ended March 31, 2010 and March 31, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

(all amounts in USD $)

	March 31, 2010	December 31, 2009	Change
Cash	$138,565	$60,352	$78,213
Accounts Receivable, net of allowance for doubtful accounts	2,033,573	3,121,183	(1,087,610)
Current Assets	2,444,092	3,420,599	(976,507)

Accounts Payable and accrued expenses	1,594,137	1,548,215	45,922
Notes payable, current portion	111,800	111,800	-0-
Notes payable, related parties, current portion	137,500	-0-	137,500
Patent litigation settlement liability, current portion	680,654	627,810	52,844
Deferred revenue, current portion	5,241,474	4,582,369	659,105
Convertible notes payable, current portion	670,333	402,777	267,556
Convertible notes payable, related parties current portion	824,267	-0-	824,267
Current Liabilities	9,513,323	7,337,593	2,175,730

Working Capital (Deficit)	$(7,069,232)	$(3,916,995)	$(3,152,237)

	Disclosure for the quarters ended
	March 31, 2010	March 31, 2009
Net cash provided by (used in) operating activities	$251,311	$450,812
Net cash provided by (used in) investing activities	(164,055)	(55,488)
Net cash provided by financing activities	-0-	(372,500)

Net increase (decrease) in cash and cash equivalents	$78,213	$25,056

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2010:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	249,300	249,300	(2)	-0-		-0-	0
Convertible Notes	10,310,000	520,000	(3)	2,890,000	(4)	-0-	6,900,000	(5)
Operating Lease Obligations (6)	1,401,087	663,819		591,379		133,612	12,277
Patent Licensing Fees (7)	2,521,454	733,954		437,500		450,000	900,000

Total	14,481,841	2,167,073		3,918,879		583,612	7,812,277

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010, and $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $350,000 in 10% Convertible Notes that matures in August 2010 and $95,000 in 12% Convertible Notes that mature in December 2010.
4.	Includes $1,400,000 in 12% Secured Convertible Notes that mature in March 2011 and $1,490,000 in Convertible Notes that mature in June 2011.
5.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
6.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, and R & D office in England and our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
7.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by Datasci, LLC.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $156,577 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

We did not enter into any capital transactions during the quarter ended March 31, 2010. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. During fiscal 2010, $111,800 in promissory notes and $445,000 in convertible notes originally issued in fiscal 2008 and 2009 will mature. The convertible notes are held by two long-term investors of the Company and by several officers or ex-senior managers of the Company. We expect to satisfy the convertible notes from working capital or will attempt to find funding at terms favorable to the Company to satisfy the convertible notes. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2010, there is doubt about our ability to continue as a going concern. In addition, our auditors Greenberg & Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2010 regarding our audited financial statements for the year ended December 31, 2009.

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

Our Management believes that the following are our critical accounting policies:

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles- Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of an asset acquisition.

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

Long Lived Assets

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our clients’ data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using our EDC Applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

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

STOCK BASED COMPENSATION.

Beginning on January 1, 2006 we began accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), (Codified within ASC 718, Compensation – Stock Compensation) which requires the recognition of the fair value of equity-based compensation. The fair value of stock options on the date of grant was estimated using a Binomial option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2010, we adopted the following new accounting pronouncements:

On January 1, 2010, the Company implemented certain provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 810, “Consolidation.” The new provisions (a) require a qualitative rather than a quantitative approach to determining the primary beneficiary of a variable interest entity (“VIE”); (b) amend certain guidance pertaining to the determination of the primary beneficiary when related parties are involved; (c) amend certain guidance for determining whether an entity is a VIE; and (d) require continuous assessments of whether an enterprise is the primary beneficiary of a VIE. The implementation of this standard did not have an impact on the Company’s results of operations or financial condition.

On January 1, 2010, the Company implemented certain provisions of Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“Update 2010-06”). Update 2010-06 requires the Company to (a) provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy; (b) provide a reconciliation of purchases, sales, issuance, and settlements of financial instruments valued with a Level 3 method; and (c) provide fair value measurement disclosures for each class of financial assets and liabilities. The implementation did not have an impact on the Company’s results of operations or financial condition. Required disclosures for the reconciliation of purchases, sales, issuance and settlements of financial instruments valued with a Level 3 method are effective for the Company beginning on January 1, 2011 and the Company does not expect the implementation to have a material impact on the Company’s results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2010, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On December 31, 2009, we sold, $1,490,000 principal amount Convertible Debentures and common stock purchase warrants to purchase an aggregate of 5,960,000 shares of our common stock to four accredited investors including Mr. Cornelis F. Wit, our Chief Executive Officer and a Director. The Convertible Debentures and warrants were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

During the year ended December 31, 2009, the Company issued 405,055 shares of common stock to our Chairman and Chief Technology Officer, Randall G. Smith, in lieu of salary for the year ended December 31, 2009 totaling $109,182. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) of that act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	May 17, 2010

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	May 17, 2010

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.