Form 10-Q
period 2010-06-30
OMNICOMM SYSTEMS INC
filed 2010-09-03
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	11-3349762
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2101 W. Commercial Blvd. Suite 4000 Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

954.473.1254

(Registrant’s Telephone Number including area code)

No Changes

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity as of September 2, 2010: 85,507,699 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX

MONTH PERIOD ENDED JUNE 30, 2010

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4T.	Controls and Procedures	45
PART II. - OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Removed and Reserved	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
SIGNATURES		47
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer - Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer - Ronald T. Linares

PART I. - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(restated)
ASSETS
CURRENT ASSETS
Cash	$42,478	$60,352
Accounts receivable, net of allowance for doubtful accounts of $281,480 and $267,526 in 2010 and 2009, respectively	1,001,249	733,931
Prepaid expenses	254,526	239,064

Total current assets	1,298,253	1,033,347

PROPERTY AND EQUIPMENT, net	1,205,885	1,240,697

OTHER ASSETS
Intangible assets, net	928,467	1,160,581
Other assets	54,004	25,882

TOTAL ASSETS	$3,486,609	$3,460,507

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,795,429	$1,548,215
Notes payable, current portion	111,800	111,800
Notes payable related parties, current portion	137,500	-0-
Deferred revenue, current portion	4,618,028	2,195,117
Conversion feature liability, related parties, current portion	26,400	-0-
Conversion feature liability, current portion	21,986	64,622
Convertible notes payable, current portion, net of discount	731,889	402,777
Convertible notes payable, related parties, current portion, net of discount	893,200	-0-
Patent settlement liability, current portion	812,657	627,810
Warrant liability, related parties	609,772	1,977,402
Warrant liability	222,641	760,791

Total current liabilities	9,981,302	7,688,534

Notes payable related parties, long term	565,000	137,500
Deferred revenue, long term	862,355	980,642
Convertible notes payable, related parties, net of current portion, net of discount	7,312,352	6,996,178
Convertible notes payable, net of current portion, net of discount	29,067	224,600
Conversion feature liability, related parties, net of current portion	317,386	1,809,418
Conversion feature liability, net of current portion	1,800	71,400
Patent settlement liability - long term	1,667,459	1,835,463

TOTAL LIABILITIES	20,736,721	19,743,735

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value	4,125	4,125
Series B preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Series C preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Common stock - 250,000,000 shares authorized, 85,507,699 and 85,507,699 issued and outstanding, respectively, at $.001 par value	85,508	85,508
Additional paid in capital - preferred	3,718,054	3,718,054
Additional paid in capital - common	36,637,448	36,279,764
Less cost of treasury stock: Common - 1,014,830 and 1,014,830- shares, respectively	(503,086)	(503,086)
Accumulated other comprehensive income (expense)	(17,532)	2,934
Accumulated deficit	(57,174,629)	(55,870,527)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(17,250,112)	(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,486,609	$3,460,507

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$5,907,352	$4,230,976	$3,209,989	$1,814,319

Cost of sales	813,403	946,245	378,532	451,425

Gross margin	5,093,949	3,284,731	2,831,457	1,362,894

Operating expenses
Salaries, benefits and related taxes	5,421,648	4,288,207	2,735,898	2,096,699
Rent	434,809	274,830	234,074	136,243
Consulting services	292,377	89,331	81,652	50,622
Legal and professional fees	184,065	236,880	98,549	124,217
Travel	238,955	179,300	113,701	118,401
Telephone and internet	143,307	65,644	60,103	35,338
Selling, general and administrative	709,073	629,447	468,056	381,249

Bad debt expense	13,954	15,741	-0-	8,188
Depreciation expense	255,342	131,052	129,414	65,353
Amortization expense	232,117	-0-	116,059	-0-

Total operating expenses	7,925,647	5,910,432	4,037,506	3,016,310

Operating income (loss)	(2,831,698)	(2,625,701)	(1,206,049)	(1,653,416)

Interest expense	(1,394,817)	(995,927)	(697,552)	(494,692)

Interest expense, related parties	(561,284)	(296,344)	(288,041)	(148,991)

Interest income	48	4,395	1	934
Gain on extinguishment of debt	-0-	432	-0-	-0-
Change in derivative liabilities	3,483,649	2,954,593	2,407,655	1,240,519

Income (loss) before income taxes and preferred dividends	(1,304,102)	(958,552)	216,014	(1,055,646)

Net income (loss)	(1,304,102)	(958,552)	216,014	(1,055,646)

Preferred stock dividends
Preferred stock dividends in arrears

Series A	(102,004)	(102,003)	(51,284)	(52,472)

Total preferred stock dividends	(102,004)	(102,003)	(51,284)	(52,472)

Net income (loss) attributable to common stockholders	$(1,406,106)	$(1,060,555)	$164,730	$(1,108,118)

Net income (loss) per share
Basic	$(0.02)	$(0.01)	$0.00	$(0.01)

Diluted	$(0.02)	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic	85,507,699	77,010,452	85,507,699	77,434,672

Diluted	85,507,699	77,010,452	85,508,287	77,434,672

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,304,102)	$(958,552)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	-0-	(432)
Common stock issued in lieu of salary	-0-	86,020
Change in derivative liabilities	(3,483,649)	(2,954,593)
Interest expense from derivative instruments	1,342,953	859,039
Employee stock option expense	357,684	388,367
Depreciation and amortization	487,459	131,052
Bad debt expense	13,954	15,741
Changes in operating assets and liabilities
Accounts receivable	(281,272)	1,734,081
Prepaid expenses	(15,462)	(2,343)
Other assets	(28,122)	(5,656)
Accounts payable and accrued expenses	247,213	(71,417)
Patent settlement liability	16,842	28,901
Deferred revenue	2,304,624	(1,019,282)

Net cash provided by (used in) operating activities	(341,878)	(1,769,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	-0-	1,150,000
Purchase of property and equipment	(218,218)	(111,797)

Net cash provided by (used in) investing activities	(218,218)	1,038,203

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(360,000)
Repayments of convertible notes payable	-0-	(12,500)
Issuances of notes payable	565,000	-0-

Net cash provided by (used in) financing activities	565,000	(372,500)

Effect of exchange rate changes on cash	(22,778)	4,857

Net increase (decrease) in cash and cash equivalents	(17,874)	(1,098,514)
Cash and cash equivalents at beginning of period	60,352	2,035,818

Cash and cash equivalents at end of period	$42,478	$937,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-

Interest	$570,242	$404,420

Non-cash transactions
Common stock issued in lieu of salary	$-0-	$86,020
Common stock for the acquisition of assets and liabilities assumed:
Fixed assets	$-0-	$36,006
Prepaid expenses	$-0-	$44,707
Customer list	$-0-	$1,392,701
Software application code	$-0-	$324,964
Present value of assumed patent liability	$-0-	$267,790
Deferred Revenue	$-0-	$954,588

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2009 TO JUNE 30, 2010

				Preferred Stock
	Common Stock			5% Series A Convertible			8% Series B Convertible
	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital
Balances at December 31, 2008	76,579,951	$76,580	$33,431,236	4,125,224	$4,125	$3,718,054	—	$—	$—

Common stock issued in lieu of wages	405,055	405	108,777
Employee stock option expense			960,024
Common stock issued for services	415,000	415	61,835
Common stock issued in asset acquisition	8,100,000	8,100	1,717,900
Common stock issued for cashless exercise of warrants	7,693	8	(8)
Foreign currency translation adjustment
Net loss for the period ended December 31, 2009	—	—	—	—	—	—	—	—	—

Balances at December 31, 2009	85,507,699	85,508	36,279,764	4,125,224	4,125	3,718,054	—	—	—

Employee stock option expense			357,684
Foreign currency translation adjustment
Net loss for the period ended June 30, 2010	—	—	—	—	—	—	—	—	—

Balances at June 30, 2010	85,507,699	$85,508	$36,637,448	4,125,224	$4,125	$3,718,054	—	$—	$—

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2009 TO JUNE 30, 2010

	Preferred Stock
	8% Series C Convertible			Accumulated Deficit	Deferred Compensation	Subscription Receivable	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Number of Shares	$0.001 Par Value	Additional Paid In Capital
Balances at December 31, 2008	—	$—	$—	$(47,800,180)	$—	$—	$989	$(503,086)	$(11,072,282)

Common stock issued in lieu of wages									109,182
Employee stock option expense									960,024
Common stock issued for services									62,250
Common stock issued in asset acquisition									1,726,000
Common stock issued for cashless exercise of warrants									—
Foreign currency translation adjustment							1,945		1,945
Net loss for the period ended December 31, 2009	—	—	—	(8,070,347)	—	—	—	—	(8,070,347)

Balances at December 31, 2009	—	—	—	(55,870,527)	—	—	2,934	(503,086)	(16,283,228)

Employee stock option expense									357,684
Foreign currency translation adjustment							(20,466)		(20,466)
Net loss for the period ended June 30, 2010	—	—	—	(1,304,102)	—	—	—	—	(1,304,102)

Balances at June 30, 2010	—	$—	$—	$(57,174,629)	$—	$—	$(17,532)	$(503,086)	$(17,250,112)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. and subsidiaries (the “OmniComm”, “Company,” “we,” “us,” or “our”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne™; and eClinical Suite™, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software applications and services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the six month period ended June 30, 2010 and June 30, 2009 we spent approximately $1,844,866 and $512,246 respectively, on research and development activities, which include costs associated with customization of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of OmniComm the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2009.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training, professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the six month periods ended June 30, 2010 and June 30, 2009, respectively are:

	For the Six Months Ended
Business Activity	6/30/2010		6/30/2009		Increase $	Increase %
Set-up Fees	$2,115,769	35.8%	$2,462,814	58.2%	$(347,045)	-14.1%
Change Orders	81,546	1.4%	293,928	6.9%	(212,382)	-72.3%
Maintenance	2,149,614	36.4%	791,149	18.7%	1,358,465	171.7%
Software Licenses	501,666	8.5%	431,891	10.2%	69,775	16.2%
Professional Services	456,499	7.7%	246,246	5.8%	210,253	85.4%
Hosting and Subscriptions	602,258	10.2%	4,948	0.2%	597,310	12071.9%

Totals	$5,907,352	100.0%	$4,230,976	100.0%	$1,676,376	39.6%

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $267,526 and $281,480 as of December 31, 2009 and June 30, 2010, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries. Management believes that credit risk exists but that any credit risk the Company faces has been adequately reserved for as of June 30, 2010. Prior to 2008, the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Beginning in the second half of fiscal 2008 and continuing through the first half of 2010, the biotechnology industry has experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. The overall downturn in the global economy impacted several of the Company’s clients beginning in late 2008. The Company’s collection periods have extended during the recent economic downturn and the Company has experienced some instances of uncollectible accounts. Due to these factors, the Company believes that at June 30, 2010, no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts exists. The Company reevaluates the allowance on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 22% of our revenues during the first six months of 2010 or $1,298,531. One customer accounted for 28% of our revenues during the six month period ended June 30, 2009 or $1,197,491 and a second client accounted for 12% of our revenues or $514,743. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the six month period ended	# of Customers	Percentage of Total Revenues	As of	# of Customers	Percentage of Total Accounts Receivable
06/30/2010	1	22%	06/30/2010	3	34%
12/31/2009	1	26%	12/31/2009	2	31%
06/30/2009	2	40%	06/30/2009	4	49%

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented.

	For the periods ended
	June 30, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	-0-	(118,567)

End of period	$281,480	$267,526

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2010, the Company had $5,480,383 in deferred

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $4,618,028 in deferred revenues that are expected to be recognized in the next twelve months.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our client’s data and projects, on-going maintenance fees incurred throughout the duration of an engagement; and project change orders. The clinical trials that are conducted using our EDC applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and payroll-related taxes and is expensed as incurred.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $161,516 and $148,224 for the six month period ended June 30, 2010 and June 30, 2009, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

not capitalized any software development costs under SFAS 86. During the six month periods ended June 30, 2010 and June 30, 2009 we spent approximately $1,844,866 and $512,246 respectively, on research and development activities, which include costs associated with customization of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Unaudited Consolidated Financial Statements as of and for the six month periods ended June 30, 2010 and June 30, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Unaudited Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Unaudited Consolidated Statements of Income for the six month periods ended June 30, 2010 and June 30, 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to June 30, 2010 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 77,010,452 for the six month periods ended June 30, 2010 and June 30, 2009, respectively. There were no differences between basic and diluted earnings per share for the six month periods ended June 30, 2010 and June 30, 2009, respectively. Options to purchase 13,896,500 shares of common stock at prices ranging from $0.15 to $0.70 per share were outstanding at June 30, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at June 30, 2010. The shares were excluded from diluted earnings per share because their effect would have been anti-dilutive.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 77,434,672 for the three month periods ended June 30, 2010 and June 30, 2009, respectively. Diluted earnings per share were calculated using the weighted average number of shares of 85,508,287 and 77,010,452 for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

The Company’s stock options, convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share. The Company has 27,200,000 shares underlying convertible debt as of June 30, 2010. The Company has 4,125,224 shares outstanding of its Series A Preferred Stock as of June 30, 2010 which are convertible into 2,750,149 shares of the Company’s common stock. Options to purchase 13,896,495 shares of common stock at prices ranging from $0.15 to $0.70 per share were outstanding at June 30, 2010.

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

In the second quarter of 2010, we adopted the following new accounting pronouncements:

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its consolidated results of operations, financial position or liquidity.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3:	GOING CONCERN

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period-ending June 30, 2010 there is substantial doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. According to ASC-260-10-45-19 “Earnings per Share, Other Presentation Matters,” our loss attributable to continuing operations negates the need to include any potential dilutive shares that may have otherwise needed to be included. Antidilutive shares aggregating 85,318,878 and 50,951,513 have been omitted from the calculation of dilutive EPS for the six month periods ended June 30, 2010 and June 30, 2009, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per share:

For the Six Months Ended
	June 30, 2010			June 30, 2009
	Income (Loss) Numerator	Shares Denominator	Per-Share Amount	Income (Loss) Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(1,406,106)	85,507,699	$(0.02)	$(1,060,555)	77,010,452	$(0.01)

Effect of Dilutive Securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,406,106)	85,507,699	$(0.02)	$(1,060,555)	77,010,452	$(0.01)

For the Three Months Ended
	June 30, 2010			June 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount	Income (Loss) Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$164,730	85,507,699	$0.00	$(1,108,118)	77,434,672	$(0.01)

Effect of Dilutive Securities

Employee Stock Options	-0-	588	-0-	-0-	-0-	-0-

Diluted EPS	$164,730	85,508,287	$0.00	$(1,108,118)	77,434,672	$(0.01)

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2010		December 31, 2009
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,424,026	$817,853	$1,309,329	$719,222	5 years
Leasehold improvements	69,301	43,923	64,110	37,592	5 years
Computer software	1,329,852	786,370	1,230,989	642,042	3 years
Office furniture	102,159	71,307	102,159	67,034	5 years

	$2,925,338	$1,719,453	$2,706,587	$1,465,890

Depreciation expense for the periods ended June 30, 2010 and June 30, 2009 was $255,342 and $131,052 respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Life
Customer lists	$1,392,701	$464,234	$928,467	$1,392,701	$232,116	$1,160,585	3 years

	$1,392,701	$464,234	$928,467	$1,392,701	$232,116	$1,160,585

Amortization expense for the periods ended June 30, 2010 and June 30, 2009 was $232,117 and $-0- respectively.

The remaining annual amortization expense for the Company’s intangible assets is as follows:

2010	$232,117
2011	464,233
2012	232,117
2013	-0-
2014	-0-

Total	$928,467

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	6/30/2010	12/31/2009
Accounts payable	$770,523	$1,200,674
Accrued payroll and related costs	374,468	119,137
Other accrued expenses	143,364	11,821
Accrued interest	407,126	216,583
Bank overdraft	99,948	-0-

Total Accounts Payable and Accrued Expenses	$1,795,429	$1,548,215

NOTE 8:	NOTES PAYABLE

At June 30, 2010, the Company owed $814,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$137,500	$-0-
01/01/09	10/01/10	9.00%	51,800	51,800	-0-
01/01/09	10/01/10	9.00%	60,000	60,000	-0-
04/13/10	12/31/11	12.00%	450,000	-0-	450,000
06/29/10	12/31/11	12.00%	115,000	-0-	115,000

			$814,300	$249,300	$565,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	CONVERTIBLE DEBT

The following table summarizes the convertible debt activity the Company undertook during fiscal 2008 and 2009 and which is still outstanding as of June 30, 2010.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Total Discount Amortized	Discount at 6/30/10
8/29/08	10%	$2,270,000	$2,052,080	$1,881,073	$171,007
12/16/08	12%	5,075,000	1,370,250	1,084,781	285,469
9/30/09	12%	1,400,000	526,400	263,200	263,200
12/31/09	12%	1,490,000	935,720	311,907	623,813

Totals		$10,235,000	$4,884,450	$3,540,961	$1,343,489

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants to three accredited investors, including our Chief Executive Officer. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2010 by year are as follows:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted during the periods ended June 30, 2010 and June 30, 2009, respectively.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2010 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount at 12/31/09	Carrying Amount at 06/30/10	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives: (1)
Conversion feature liability	$1,945,440	$367,572	$-0-	$-0-	$367,572
Warrant liability	2,738,193	832,413	-0-	-0-	832,413

Total of Derivatives	$4,683,633	$1,199,985	$-0-	$-0-	$1,199,985

(1)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the six month period ended June 30, 2010.

Significant Valuation Assumptions of Derivative Instruments

Risk free interest rate convertible notes	0.18% to 1.00%
Risk free interest rate convertible warrants	0.61% to 1.00%
Dividend yield	0.00%
Expected volatility	71.1%
Expected life (range in years):
Conversion feature liability	0.16 to 3.47
Warrant liability	1.67 to 3.51

	For the six months ended Other Income
	June 30, 2010	June 30, 2009
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$3,483,649	$2,954,593

Total gains included in earnings	$3,483,649	$2,954,593

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2010 are as follows:

2010	$446,423
2011	591,379
2012	133,612
2013	12,277
2014	-0-

Total	$1,183,691

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $434,809 and $274,830 for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

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

2010	$262,657
2011	700,000
2012	450,000
2013	450,000
2014-2017	1,800,000

Total	$3,662,657

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six month period ended June 30, 2010, the Company recorded a charge to earnings in the amount of $125,779 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month period ended June 30, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

NOTE 12:	STOCKHOLDERS’ EQUITY

Stock Options Issued for Services

The following tables summarize all stock option to employees and consultants for the six months ended June 30, 2010, and the related changes during these periods are presented below.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at December 31, 2009	12,061,500
Granted	1,660,000
Exercised	-0-
Forfeited	(450,000)

Balance at June 30, 2010	13,271,500

Options Exercisable at June 30, 2010	11,056,916	$0.33

Weighted Average Fair Value of Options Granted During 2010		$0.10

Of the total options granted, 11,056,916 are fully vested, exercisable and non-forfeitable.

The following table summarizes information about stock options for the Company as of June 30, 2010:

2010 Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$ 0.00 -0.20	1,790,000	4.50	$0.20	1,330,000	$0.20
$ 0.25 – 0.29	5,545,000	3.27	$0.26	4,536,666	$0.26
$ 0.31 -0.49	1,250,000	3.44	$0.45	1,210,000	$0.45
$ 0.50 - .070	4,686,500	3.28	$0.60	3,980,250	$0.60

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

Stock Option Assumptions	For the six months ended June 30, 2010
Risk-free interest rate	2.33%
Expected Dividend yield	0%
Expected volatility	72.3%
Expected life of options (years)	5.0

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the six months ended June 30, 2010 and June 30, 2009, and the related changes during these periods are presented below.

June 30, 2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$ 0.25 – 0.60	40,808,241	2.47	$0.44	40,808,241	$0.44

June 30, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$ 0.25 – 0.60	22,324,758	3.00	$0.59	22,324,758	$0.59

Warrants
Balance at June 30, 2009	22,324,758
Issued	18,483,483
Exercised	-0-
Forfeited	-0-

Balance at December 31, 2009	40,808,241

Issued	-0-
Exercised	-0-
Forfeited	-0-

Balance at June 30, 2010	40,808,241

Warrants Exercisable at June 30, 2010	40,808,241

Weighted Average Fair Value of Options Granted During 2010	$0.00

NOTE 13:	RELATED PARTY TRANSACTIONS

For the six month period ended June 30, 2010 we have incurred $561,284 in interest expense payable to related parties, and we incurred $398,576 in interest expense to related parties for the six month period ended June 30, 2009.

On April 13, 2010, we issued a promissory note with a principal amount of $450,000 to Cornelis Wit, our Chief Executive Officer and a Director. The promissory note bears interest at 12% per annum and is due on December 31, 2011.

On June 29, 2010, we issued a promissory note with a principal amount of $115,000 to Cornelis Wit, our Chief Executive Officer and a Director. The promissory note bears interest at 12% per annum and is due on December 31, 2011.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 31, 2010, which is the date the financial statements were issued. On July 6, 2010, July 15, 2010, July 16, 2010, July 30, 2010, and August 12, 2010 the Company issued promissory notes in the amounts of $50,000, $65,000, $175,000, $140,000, and $400,000, respectively, to our Chief Executive Officer and Director, Cornelis F. Wit. The promissory notes bear interest at a rate of 12% per annum with interest paid monthly. The maturity date of the five promissory notes is December 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are “forward-looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will”, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

During the first six months of fiscal 2010 we have sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

•	Emphasizing low operating costs;

•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;

•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;

•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and

•

Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in our acquisitions of the EDC assets of eResearch Technology, Inc. (“eRT” or “eResearch Technology”) and Logos Technologies, Ltd. (“Logos Technologies”) during 2009.

Our operating focus is first, to increase our sales and marketing capabilities, and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During the first six months of 2010, we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT”or “eResearch Technologies”) and Logos Technologies Ltd. (“Logos Technologies”) and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent approximately $1,844,866 and $512,246, on R & D activities during the six month periods ended June 30, 2010 and June 30, 2009, respectively. The majority of these expenses represent salaries to our developers which include costs associated with customization of our EDC software applications for our clients’ projects.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne™ products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the remainder of fiscal 2010, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors. Our clients will be able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and the Logos EDC Assets) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of fiscal 2010. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Fiscal 2009 Acquisitions

eResearch Technology, Inc. Asset Acquisition:

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

Logos Technologies, Ltd. (In Administration) Asset Acquisition:

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

The Six Month Period ended June 30, 2010 Compared with the Six Month Period ended June 30, 2009

Results of Operations

A summarized version of our results of operations for the six month periods ended June 30, 2010 and June 30, 2009 is included in the table below.

Summarized Statement of Operations

	For the six months ended June 30,
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$5,907,352		$4,230,976		$1,676,376	39.6%

Cost of sales	813,403	13.8%	946,245	22.4%	(132,842)	-14.0%

Gross margin	5,093,949	86.2%	3,284,731	77.6%	1,809,218	55.1%

Salaries, benefits and related taxes	5,421,648	91.8%	4,288,207	101.4%	1,133,441	26.4%
Rent	434,809	7.4%	274,830	6.5%	159,979	58.2%
Consulting	292,376	4.9%	89,331	2.1%	203,045	227.3%
Legal and professional fees	184,065	3.1%	236,880	5.6%	(52,815)	-22.3%
Selling, general and administrative	709,073	12.0%	629,447	14.9%	79,626	12.7%
Other expenses	883,676	15.0%	391,737	9.3%	491,939	125.6%

Total operating expenses	7,925,647	134.2%	5,910,432	139.7%	2,015,215	34.1%

Operating (loss)	(2,831,698)	-47.9%	(2,625,701)	-62.1%	(205,997)	7.8%

Interest expense	(1,956,101)	-33.1%	(1,292,271)	-30.5%	(663,831)	51.4%
Interest income	48	0.0%	4,395	0.1%	(4,347)	-98.9%
Gain (Loss) on Extinguishment of Debt	-0-	0.0%	432	0.0%	(432)	-100.0%
Unrealized gain on derivatives	3,483,649	59.0%	2,954,593	69.8%	529,056	17.9%

Net (loss)	(1,304,102)	-22.1%	(958,552)	-22.7%	(345,550)	36.0%

Total preferred stock dividends	(102,004)	-1.7%	(102,003)	-2.4%	(1)	0.0%

Net (loss) attributable to common stockholders	$(1,406,106)	-23.8%	$(1,060,555)	-25.1%	$(345,551)	32.6%

Net (loss) per share	$(0.02)		$(0.01)

Weighted average number of shares outstanding	85,507,699		77,010,452

Revenues for the six month period ended June 30, 2010 increased approximately 39.6% from the six month period ended June 30, 2009. The table below provides a comparison of our recognized revenues for the six month periods ended June 30, 2010 and June 30, 2009.

	For the Six Months Ended
	6/30/2010		6/30/2009		Increase $	Increase %
Business Activity
Set-up Fees	$2,115,769	35.8%	$2,462,814	58.2%	$(347,045)	-14.1%
Change Orders	81,546	1.4%	293,928	6.9%	(212,382)	-72.3%
Maintenance	2,149,614	36.4%	791,149	18.7%	1,358,465	171.7%
Software Licenses	501,666	8.5%	431,891	10.2%	69,775	16.2%
Professional Services	456,499	7.7%	246,246	5.8%	210,253	85.4%
Hosting and Subscriptions	602,258	10.2%	4,948	0.2%	597,310	12071.9%

Totals	$5,907,352	100.0%	$4,230,976	100.0%	$1,676,376	39.6%

We recorded $2,553,068 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the six month period ended June 30, 2010. We expect our 2010 full-year revenues for these clients to range from approximately $4,700,000 to $5,200,000 for the eClinical portion of our business.

We recorded $148,308 in revenues associated with clients with our acquisition of the Logos EDC Assets during the six month period ended June 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients decreased by $727,379 or 20.7%. During 2009 our primary customer base prior to our acquisitions, which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced during 2009 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first half of 2010 of increased activity from these clients.

We recorded $305,871 in revenues from our licensing activity and $111,945 from professional services associated with TrialMaster suite during the six month period ended June 30, 2010 compared with $81,672 and $236,072, respectively, during the six month period ended June 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all future sales of the TrialOne application will be consummated on a licensed basis.

We recorded $602,258 in revenues from hosting and subscriptions activities and $344,554 in consulting services associated with the eClinical suite during the six month period ended June 30, 2010 compared with $1,529 and $3,419, respectively, for the six month period ended June 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Beginning in late 2008 we began selling our core TrialMaster product on a licensed basis. Beginning with the third fiscal quarter of 2009 we have experienced greater success in selling that TrialMaster on a licensed basis. The EDC assets acquired from eResearch Technology and Logos Technologies are primarily sold on a licensed basis. License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for deployment of our eClinical software and solutions. Licensed contracts of the eClinical suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually. The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 39.9% of our revenues during the six month period ended June 30, 2010 and approximately 58.2% of our revenues during the six month period ended June 30, 2009. One customer accounted for 22% of our revenues during the six month period ended June 30, 2010. One customer accounted for 28% of our revenues during the six month period ended June 30, 2009 and a second client accounted for 12% of our revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 14% or $132,842 for the six month period ended June 30, 2010 as compared to the six month period ended June 30, 2009. Cost of goods sold were approximately 13.8% of revenues for the six month period ended June 30, 2010 compared to approximately 22.4% for the six month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the six month period ended June 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $325,463 and a decrease of $57,006 in costs associated with third-party services associated with the delivery of our application to customers offset by an increase of approximately $249,528 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to stabilize to the 20% to 22% range as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our business development efforts in commercializing the Acquired Software. We expect to primarily sell those products as licensed products providing further basis to our cost of goods sold estimates. At least initially we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 34.1% for the six month period ended June 30, 2010 when compared to the six month period ended June 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 134.2% of revenues during the six month period ended June 30, 2010 compared to approximately 139.7% of revenues for the six month period ended June 30, 2009.

Salaries and related expenses were our biggest expense at 68.4% of total operating expenses for the six month period ended June 30, 2010 and 72.6% of total operating expenses for the six month period ended June 30, 2009. Salaries and related expenses increased approximately 26.4% for the six month period ended June 30, 2010 when compared to the same period that ended June 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the Six Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
OmniComm Corporate Operations	$3,467,327	$3,401,337	$65,991	1.9%
New Jersey Operations Office	716,784	34,259	682,525	1992.2%
OmniComm Europe, GmbH	632,350	464,244	168,106	36.2%
OmniComm Ltd.	247,507	-0-	247,507	n/m
Employee Stock Option Expense	357,680	388,367	(30,687)	-7.9%

Total Salaries and related expenses	$5,421,648	$4,288,207	$1,133,441	26.4%

We currently employ approximately 51 employees out of our Ft. Lauderdale, Florida corporate office, 16 employees out of our New Jersey field office, seven out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 16 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to continue to selectively add, experienced sales and marketing personnel during fiscal 2010 in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe. In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster; TrialOne; and eClinical Suite.

During the six month period ended June 30, 2009 and the six month period ended June 30, 2010 we incurred $388,367 and $357,684, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 58.2% during the six month period ended June 30, 2010 when compared to the six month period ended June 30, 2009. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table below provides the significant components of our rent related expenses by location or subsidiary.

	For the six months ended
	June 30, 2010	June 30, 2009	Change	% Change
Corporate Office	$136,598	$140,809	($4,211)	-3.0%
Co location and disaster recovery facilities	190,745	109,910	$80,835	73.5%
New Jersey Operations Office	33,852	-0-	$33,852	n/m
OmniComm Europe, GmbH	43,236	24,111	$19,125	79.3%
OmniComm Ltd.	30,378	-0-	$30,378	n/m

Total	$434,809	$274,830	$159,979	58.2%

Consulting services expense increased to $292,376 for the six month period ended June 30, 2010 compared with $89,331 for the six month period ended June 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the six months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Employee Recruitment	$30,000	$57,000	$(27,000)	-47.4%
Sales & Marketing	110,022	-0-	110,022	n/m
Product Development	152,355	32,331	120,024	271.2%

	$292,377	$89,331	$203,046	127.3%

Legal and professional fees decreased approximately 22.3% for the six month period ended June 30, 2010 compared with the six month period ended June 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six month periods ended June 30, 2010 and June 30, 2009, respectively.

For the six months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Financial Advisory	$63,736	$45,000	$18,736	41.6%
Audit and Related	30,484	28,341	2,143	7.6%
Accounting Services	36,299	40,137	(3,838)	-9.6%
Miscellaneous	10,238	12,424	(2,186)	-17.6%
General Legal	43,308	110,978	(67,670)	-61.0%

	$184,065	$236,880	$(52,815)	-22.3%

Selling, general and administrative expenses (“SGA”) increased approximately 12.7% for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009. During the six month period ended

June 30, 2010 we recorded $125,779 in license fees associated with our license agreement with DataSci, LLC compared to $202,623 during the six month period ended June 30, 2009. We accrued $167,661 in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products. We anticipate our final licensing cost to approximate $75,000 in this matter but cannot with certainty determine a final license cost as of June 30, 2010. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 9% or $13,242 for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009. The increases related primarily to amounts spent on our participation in industry trade shows and conferences. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the six month period ended June 30, 2010 we incurred $13,954 in bad debt expense compared to $15,741 for the six month period ended June 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $1,956,101 during the six month period ended June 30, 2010 compared to $1,292,271 for the six month period ended June 30, 2009, an increase of $663,831. Interest incurred to related parties was $561,284 during the six month period ended June 30, 2010 and $296,344 for the six month period ended June 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the six month periods ended June 30, 2010 and June 30, 2009.

Interest Expense for the Six Months Ended

Debt Description	June 30, 2010	June 30, 2009	Change $
Accretion of Discount from Derivatives	$1,342,953	$859,039	$483,914
August 2008 Convertible Notes	112,567	112,567	-0-
December 2008 Convertible Notes	301,997	301,997	-0-
Sept 2009 Secured Convertible Debentures	83,311	-0-	83,311
Dec 2009 Convertible Debentures	88,666	-0-	88,666
General Interest	14,843	18,668	(3,825)
Related Party Notes from fiscal 2010	11,764	-0-	11,764

Total	$1,956,101	$1,292,271	$663,830

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the six month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $3,483,649 during the six month period ended June 30, 2010 compared with a net unrealized gain of $2,954,593 during the six month period ended June 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the six month period ended June 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $102,004 in 5% Series A Preferred Stock dividends for the six month period ended June 30, 2010, compared with arrearages of $102,003 in 5% Series A Preferred Stock dividends for the six month period ended June 30, 2009.

The Three Month Period ended June 30, 2010 compared with the Three Month Period ended June 30, 2009

Results of Operations

A summarized version of our results of operations for the three month periods ended June 30, 2010 and June 30, 2009 is included in the table below.

	For the three months ended June 30,
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$3,209,989		$1,814,319		$1,395,670	76.9%

Cost of sales	378,532	11.8%	451,425	24.9%	(72,893)	-16.1%

Gross margin	2,831,457	88.2%	1,362,894	75.1%	1,468,563	107.8%

Salaries, benefits and related taxes	2,735,898	85.2%	2,096,699	115.6%	639,199	30.5%

Rent	234,074	7.3%	136,243	7.5%	97,832	71.8%

Consulting	81,652	2.5%	50,622	2.8%	31,030	61.3%
Legal and professional fees	98,549	3.1%	124,217	6.8%	(25,668)	-20.7%
Selling, general and administrative	468,056	14.6%	381,249	21.0%	86,807	22.8%
Other expenses	419,277	13.1%	227,280	12.5%	191,998	84.5%

Total operating expenses	4,037,506	125.8%	3,016,310	166.3%	1,021,198	33.9%

Operating (loss)	(1,206,049)	-37.6%	(1,653,416)	-91.1%	447,365	-27.1%

Interest expense	(985,593)	-30.7%	(643,683)	-35.5%	(341,911)	53.1%

Interest income	1	0.0%	934	0.1%	(933)	-99.9%
Unrealized gain on derivatives	2,407,655	75.0%	1,240,519	68.4%	1,167,136	94.1%

Net income (loss)	216,014	6.7%	(1,055,646)	-58.2%	1,271,658	-120.5%
Total preferred stock dividends	(51,284)	-1.6%	(52,472)	-2.9%	1,188	-2.3%

Net income (loss) attributable to common stockholders	$164,730	5.1%	$(1,108,118)	-61.1%	$1,272,846	-114.9%

Net income (loss) per share	$0.00		$(0.01)

Weighted average number of shares outstanding	85,507,699		77,434,672

Revenues for the three month period ended June 30, 2010 increased approximately 76.9% from the three month period ended June 30, 2009. The table below provides a comparison of our recognized revenues for the three month periods ended June 30, 2010 and June 30, 2009.

	For the Three Months Ended
	6/30/2010		6/30/2009		Increase $	Increase %
Business Activity
Set-up Fees	$1,218,276	38.0%	$1,192,944	65.8%	$25,332	2.1%
Change Orders	53,586	1.7%	151,254	8.3%	(97,668)	-64.6%
Maintenance	1,086,779	33.9%	386,998	21.3%	699,781	180.8%
Software Licenses	352,926	11.0%	-0-	0.0%	352,926	N/M
Professional Services	231,183	7.2%	78,175	4.3%	153,007	195.7%
Hosting and Subscriptions	267,239	8.2%	4,948	0.3%	262,291	5300.9%

Totals	$3,209,989	100.0%	$1,814,319	100.0%	$1,395,670	76.9%

We recorded $1,299,000 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the three month period ended June 30, 2010. We recorded $76,954 in revenues associated with clients with our acquisition of the Logos Technologies EDC assets during the three month period ended June 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP service fees and maintenance from existing TrialMaster clients decreased by $114,158 or 7.4%. During 2009 our primary customer base prior to our acquisitions, which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced during 2009 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first quarter of 2010 of increased activity from these clients.

We recorded $173,202 in revenues from our licensing activity and $76,145 from professional services associated with TrialMaster suite during the three month period ended June 30, 2010 compared with $0 and $68,000, respectively, during the three month period ended June 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all future sales of the TrialOne application will be consummated on a licensed basis.

We recorded $267,239 in revenues from hosting and subscriptions activities and $155,038 in consulting services associated with the eClinical suite for the three month period ended June30, 2010 compared with $4,948 and $10,175, respectively during the three month period ended June 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Our top five customers accounted for approximately 43.4% of our revenues during the three month period ended June 30, 2010 and approximately 58% of our revenues during the three month period ended June 30, 2009. One customer accounted for 24.1% of our revenues during the three month period ended June 30, 2010. One customer accounted for 28% of our revenues during the three month period ended June 30, 2009 and a second client accounted for 12% of our revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 16.1% or $72,893 for the three month period ended June 30, 2010 as compared to the three month period ended June 30, 2009. Cost of goods sold were approximately 11.8% of revenues for the three month period ended June 30, 2010 compared to approximately 24.9% for the three month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the three month period ended June 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $157,061 offset by an increase of approximately $124,742 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite and a decrease of $40,532 in costs associated with third-party services associated with the delivery of our application to customers. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses increased approximately 32.8% for the three month period ended June 30, 2010 when compared to the three month period ended June 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 124.7% of revenues during the three month period ended June 30, 2010 compared to approximately 166.3% of revenues for the three month period ended June 30, 2009.

Salaries and related expenses were our biggest expense at 67.8% of total operating expenses for the three month period ended June 30, 2010 and 69.5% of total operating expenses for the three month period ended June 30, 2009. Salaries and related expenses increased approximately 30.5% for the three month period ended June 30, 2010 when compared to the same period that ended June 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the Three Months Ended
	June 30, 2010	June 30, 2009	Change	% Change
OmniComm Corporate Operations	$1,735,944	$1,601,933	$134,011	8.4%
New Jersey Operations Office	353,842	34,260	319,582	932.8%
OmniComm Europe, GmbH	295,849	286,554	9,295	3.2%
OmniComm Ltd.	122,366	-0-	122,366	n/m
Employee Stock Option Expense	227,897	173,952	53,945	31.0%

Total Salaries and related expenses	$2,735,898	$2,096,699	$639,199	30.5%

During the three month period ended June 30, 2009 and the three month period ended June 30, 2010 we incurred $173,952 and $227,897, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 71.8% during the three month period ended June 30, 2010 when compared to the three month period ended June 30, 2009. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table below provides the significant components of our rent related expenses by location or subsidiary.

For the three months ended
	June 30, 2010	June 30, 2009	Change	% Change
Corporate Office	$83,164	$66,620	$16,544	24.8%
Co location and disaster recovery facilities	94,596	55,874	$38,722	69.3%
New Jersey Operations Office	18,301	-0-	$18,301	N/M
OmniComm Europe, GmbH	20,817	13,749	$7,068	51.4%
OmniComm Ltd.	17,196	-0-	$17,196	N/M

Total	$234,074	$136,243	$97,831	71.8%

Consulting services expense increased to $81,651 for the three month period ended June 30, 2010 compared with $50,622 for the three month period ended June 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Employee Recruitment	$-0-	$36,000	$(36,000)	-100.0%
Sales & Marketing	(15,750)	-0-	(15,750)	N/M
Product Development	97,402	14,622	82,780	466.1%

	$81,652	$50,622	$31,030	61.3%

Legal and professional fees decreased approximately 20.7% for the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

For the three months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Financial Advisory	$25,779	$22,500	$3,279	14.6%
Audit and Related	22,652	17,841	4,811	27.0%
Accounting Services	15,936	24,697	(8,761)	-35.5%
Miscellaneous	7,055	9,546	(2,491)	-26.1%
General Legal	27,127	49,633	(22,505)	-45.3%

	$98,549	$124,217	$(25,668)	-20.7%

Selling, general and administrative expenses (“SGA”) increased approximately 22.8% for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009. During the three month period ended June 30, 2010 we recorded $84,507 in license fees associated with our license agreement with DataSci, LLC compared to $148,445 during the three month period ended June 30, 2009. We accrued $167,661 in conjunction with a software licensing matter with the Business Software Alliance. We anticipate our final licensing cost to approximate $75,000 in this matter but cannot with certainty determine a final license cost as of June 30, 2010. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 27.2% for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the three month period ended June 30, 2010 we did not record any bad debt expense compared to $8,188 for the three month period ended June 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $985,594 during the three month period ended June 30, 2010 compared to $643,683 for the three month period ended June 30, 2009, an increase of $330,148. Interest incurred to related parties was $288,042 during the three month period ended June 30, 2010 and $148,991 for the three month period ended June 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the three month periods ended June 30, 2010 and June 30, 2009.

Interest Expense For the Three Months Ended

Debt Description	June 30, 2010	June 30, 2009	Change $
Accretion of Discount from Derivatives	$671,477	$427,791	$243,686
August 2008 Convertible Notes	56,595	56,595	-0-
December 2008 Convertible Notes	151,833	151,833	-0-
Sept 2009 Secured Convertible Debentures	41,885	-0-	41,885
Dec 2009 Convertible Debentures	44,578	-0-	44,578
General Interest	7,461	7,464	-3
Related Party Debt from 2010	11,764	-0-	11,764

Total	$985,593	$643,683	$341,910

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the three month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $2,407,655 during the three month period ended June 30, 2010 compared with a net unrealized gain of $1,240,519 during the three month period ended June 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the three month period ended June 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $51,284 in 5% Series A Preferred Stock dividends for the three month period ended June 30, 2010, compared with arrearages of $52,472 in 5% Series A Preferred Stock dividends for the three month period ended June 30, 2009. We deducted $51,284 and $52,472 from Net Income (Loss) Attributable to Common Stockholders’ for the three month periods that ended June 30, 2010 and June 30, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)
	June 30, 2010	December 31, 2009	Change
Cash	$42,478	$60,352	$(17,874)
Accounts Receivable, net of allowance for doubtful accounts	1,001,249	733,931	267,318
Current Assets	1,298,253	1,033,347	264,906

Accounts Payable and accrued expenses	1,795,429	1,548,215	247,214
Notes payable, current portion	111,800	111,800	—
Notes payable, related parties, current portion	137,500	-0-	137,500
Patent litigation settlement liability, current portion	812,657	627,810	184,847
Deferred revenue, current portion	4,618,028	2,195,117	2,422,911
Convertible notes payable, current portion, net of discount	731,889	402,777	329,112
Convertible notes payable, related parties, current portion, net of discount	893,200	-0-	893,200
Patent settlement liability, current portion	812,657	-0-	812,657
Warrant liability, related parties, current portion	609,772	1,977,402	(1,367,630)
Warrant liability, current portion	222,641	760,791	(538,150)
Total Current Liabilities	9,981,302	7,688,534	(2,292,768)

Working Capital (Deficit)	$(8,683,049)	$(6,655,186)	$(2,027,863)

	Disclosure for the six months ended
	June 30, 2010	June 30, 2009
Net cash provided by (used in) operating activities	(341,878)	(1,769,074)
Net cash provided by (used in) investing activities	(218,218)	1,038,203
Net cash provided by financing activities	565,000	(372,500)
Net increase (decrease) in cash and cash equivalents	(17,874)	(1,098,514)

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2010:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Long Term Debt (1)	$814,300	$249,300	(2)	$565,000	(3)	$-0-	$-0-
Convertible Notes	10,310,000	3,410,000	(4)	-0-		-0-	6,900,000	(5)
Operating Lease Obligations (6)	1,183,691	446,423		591,379		133,612	12,277
Patent Licensing Fees (7)	2,537,657	812,657		375,000		450,000	900,000

Total	$14,845,648	$4,918,380		$1,531,379		$583,612	$7,812,277

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010, $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $565,000 of 12% notes payable that mature in December 2011.
4.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $350,000 in 10% Convertible Notes that matures in August 2010 and $95,000 in 12% Convertible Notes that mature in December 2010; $1,400,000 in 12% Convertible Notes that mature in March 2011; and $1,490,000 in Convertible Notes that mature in June 2011.
5.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
6.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, and R & D office in England and our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
7.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We are currently in arrears on principal and interest payments owed totaling $158,447 on our 10% Convertible Notes. We were in default effective January 30, 2002.

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

During the six month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit. The Notes bear interest at 12% per annum and mature on December 31, 2011. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2010, there is doubt about our ability to continue as a going concern. In addition, our former auditors Greenberg & Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2010 regarding our audited financial statements for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Unaudited Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements; fees earned for hosting our clients’ data and projects; on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders. The clinical trials that are conducted using our EDC Applications can last from a few months to several years. Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects. Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

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

STOCK BASED COMPENSATION

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

In April 2010, FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This ASU is effective for the Company on January 1, 2011. The Company is currently evaluating the impact, if any, ASU 2010-17 will have on its consolidated results of operations, financial position or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-Q, being June 30, 2010, the Company’s principal executive officer and principal financial officer initially concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described in our Current Report filed on Form 8-K dated August 31, 2010, in August 2010 we determined that our financial statements for the year ended December 31, 2009 could not be relied upon because we determined that certain amounts recorded as customer receivables and deferred revenue, totaling $2,387,252, that were recorded at December 31, 2009 should instead have been recorded in January 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under existing generally accepted accounting principles since services are expected to be rendered on a go-forward basis. Given this accounting treatment the client billings should have been recorded as a receivable of the Company and in turn a deferred revenue obligation in the month the obligations are expected to be collected. Accordingly, our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for the year ended December 31, 2009 will be restated to correct ending balances in accounts receivable and deferred revenue as of December 31, 2009. These corrections will be included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 which we expect to file later this week. In addition, the beginning balances on certain of our 2010 financial statements are also incorrect. These corrections will be included in our Quarterly Report on Form 10-Q, as amended, for the quarter ended March 31, 2010 which we expect to file later this week. Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at June 30, 2010 as a result of the material weakness in our internal control over financial reporting which led to the restatement of our financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	September 3, 2010

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	September 3, 2010

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.