Form 10-K/A
period 2009-12-31
OMNICOMM SYSTEMS INC
filed 2010-10-05
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
September 30, 2010	59,834,663	$14,958,666

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement which was filed by us pursuant to Regulation 14A relating to our 2010 Annual Meeting of Stockholders which was held on June 25, 2010 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2009 contains restated financial statements correcting an error in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the Securities and Exchange Commission on March 31, 2010. Please see Note 21 to the Audited Financial Statements for a description of the accounting error which lead to the restatement. As a result of this restatement, we are also amending disclosure which appears in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A.(T). Controls and Procedures. This amended Form 10-K also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the original filing.

Except as described above, and matters discussed in footnote 22 to the consolidated financial statements appearing in this Form 10-K/A, no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing. Other events occurring after the filing of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing. Accordingly, this Form 10K/A should be read in conjunction with such reports.

We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K for the periods affected by the restatements or adjustments.

PART I.

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

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical solutions and services are priced to provide a solid value, which we believe will stimulate customer demand. In addition, we believe that through the natural evolution of our products and via the additional functionality we have added through our two recent acquisitions that we have increased the scope and quality of products and services we offer. We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. During 2009, we increased the breadth and depth of our products and clients through the acquisition of the EDC assets of eResearch Technology and through the acquisition of Logos Technologies, Ltd EDC assets which included the TrialOne (formerly Alphadas™) EDC software application. The key elements of our strategy are:

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

Stimulate Demand by providing Clinical Trial Sponsors with High Value eClinical Services and Products. Deploying eClinical services and products can be an expensive proposition. Each trial is considered a stand-alone project and can incur data collection costs that are according to a CenterWatch report approximately 8.5% of total drug development costs. Our eClinical solutions have been designed to make the trial building process more efficient than the technologies deployed by our competitors and we have been able to provide pricing that is in many cases substantially lower than that of the competition. We believe we provide a broad array of eClinical solutions, excellent customer service, including full project management and process improvement consulting - while maintaining significant gross margins. The combination of our cost structure and use of technology allows us to compete both on quality and price.

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

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial. Experience with EDC and other eClinical trial management solutions also varies based on such parameters as client size and sophistication. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based services adoption. Our TrialMaster EDC application has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. Beginning in late 2008 we began offering TrialMaster under several business models including— ASP, Technology Transition, and Technology Transfer.

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

TrialMaster has been designed using Microsoft’s ..NET® architecture. Critical features of the application include: drag and drop trial building that allows us to provide an efficient, easy to use trial building solution for internal and Technology Transfer or Technology Transition users; an extensive Library of re-usable forms allowing for more efficient and effective follow-on engagements; real-time query management, reporting and resolution; on-demand importing of data using all of the leading industry standard formats; a robust randomization solution for patient enrollment and inventory tracking solutions for lot and drug shipment; an integrated safety solution that allows for serious adverse event (“SAE”) tracking and reporting with MedWatch capabilities; integrated Ad-Hoc reporting is available through LogiXML and automated exports of data to client systems in various formats.

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

The eClinical Suite was designed to provide a suite of products to address the capture, management and dissemination of clinical trial data. The integrated eClinical Suite is comprised of the following:

•	Portal — is an easy to use Web-based portal application enabling clinical trial researchers and staff to gain real-time access to study metrics, reports, folders and user forums.

•	eHealth EducationTM - a Web-based training environment enabling clinical research professionals to train and certify on the eClinical Suite.

•	EDC uses the latest technology to provide clinical sites and monitors with a comprehensive electronic data capture (EDC) system to capture clinical trial data and monitor the sites and data.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2009 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

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

On March 26, 2010 the closing price of our common stock as reported on the OTC Bulletin Board was $0.16. At March 26, 2010 we had approximately 400 shareholders of record; however, we believe that we have in excess of approximately 1,000 beneficial owners of our common stock.

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

Summarized Statement of Operations

	For the years ended
	December 31,
	2009	% of Revenues	2008	% of Revenues	$ Change	% Change

Total revenues	$9,556,366		$6,269,614		$3,286,752	52.4%
Cost of sales	1,894,248	19.8%	1,351,564	21.6%	542,684	40.2%

Gross margin	7,662,118	80.2%	4,918,050	78.4%	2,744,068	55.8%
Salaries, benefits and related taxes	9,316,101	97.5%	8,825,032	140.8%	491,069	5.6%
Rent	775,329	8.1%	554,475	8.8%	220,854	39.8%
Consulting	274,126	2.9%	302,502	4.8%	(28,376)	-9.4%
Legal and professional fees	622,227	6.5%	612,634	9.8%	9,593	1.6%
Selling, general and administrative	1,193,802	12.5%	544,012	8.7%	649,790	119.4%

Total operating expenses	13,663,915	143.0%	12,116,899	193.3%	1,547,016	12.8%

Operating income (loss)	(6,001,798)	-62.8%	(7,198,849)	-114.8%	1,197,051	16.6%
Interest expense	(2,747,390)	-28.7%	(3,300,654)	-52.6%	(553,264)	(16.8%)
Interest income	4,491	0.0%	7,112	0.1%	(2,621)	-36.8%
Gain (Loss) on Extinguishment of Debt	432	0.0%	(45,883)	-0.7%	46,315	-100.9%
Unrealized gain on derivatives	673,918	7.1%	2,114,194	33.7%	(1,440,276)	-68.1%
Patent Litigation Settlement	—	0.0%	(2,170,481)	-34.6%	2,170,481	-100.0%
Net income (loss)	(8,070,347)	-84.4%	(10,594,561)	-169.0%	2,524,214	23.8%

Total preferred stock dividends	(205,134)	-2.1%	(283,960)	-4.5%	(78,826)	-27.8%

Net income (loss) attributable to common stockholders	$(8,275,481)	-86.6%	$(10,878,521)	-173.5%	$2,603,040	23.9%

Net income (loss) per share	$(0.10)		$(0.15)
Weighted average number of shares outstanding	81,229,605		71,789,073

Revenues for the year ended December 31, 2009 increased approximately 52.4% from the year ended December 31, 2008. The table below provides a comparison of our recognized revenues for the years ended December 31, 2009 and December 31, 2008.

	Twelve Months Ended
	12/31/09		12/31/08		Increase $	Increase %
Business Activity
Set-up Fees	$4,925,205	51.5%	4,642,915	74.1%	$282,290	6.1%
Change Orders	385,275	4.0%	432,488	6.9%	(47,213)	-10.9%
Maintenance	2,604,534	27.3%	1,194,211	19.0%	1,410,323	118.1%
Software Licenses	575,968	6.0%	-0-	0.0%	575,968	n/a
Professional Services	362,322	3.8%	-0-	0.0%	362,322	n/a
Hosting and Subscriptions	703,062	7.4%	-0-	0.0%	703,062	n/a

Totals	$9,556,366	100.0%	$6,269,614	100.0%	$3,286,752	52.4%

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

Debt Description	2009 Interest Expense	2008 Interest Expense	Change 2009 vs. 2008
Accretion of Discount from Derivatives	$1,802,355	$2,937,497	($1,135,142)
Feb. 2008 Secured Convertible Debentures	2,959	155,808	(152,849)
August 2008 Convertible Notes	227,000	77,117	149,883
December 2008 Convertible Notes	609,000	26,695	582,305
Sept 2009 Secured Convertible Debentures	42,345	-0-	42,345

Total	$2,683,659	$3,197,117	$(513,458)

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

(all amounts in USD $)	December 31, 2009	December 31, 2008	Change
Cash	$60,352	$2,035,818	$(1,975,466)
Accounts Receivable, net of allowance for doubtful accounts	587,119	2,607,893	(2,020,774)
Current Assets	886,535	4,742,273	(3,855,738)
Accounts Payable and accrued expenses	1,548,215	1,085,700	462,516
Notes payable, current portion	111,800	111,800	—
Patent litigation settlement liability, current portion	627,810	241,464	386,346
Deferred revenue, current portion	2,048,305	3,549,058	(1,500,753)
Convertible notes payable, current portion	402,777	384,043	18,734
Current Liabilities	4,803,529	5,372,065	(568,536)
Working Capital (Deficit)	$(3,916,996)	$(629,793)	$(3,287,203)

	Disclosure for the years ended
	December 31, 2009	December 31, 2008
Net cash provided by (used in) operating activities	$(5,176,989)	$(5,293,720)
Net cash provided by (used in) investing activities	682,079	(539,428)
Net cash provided by financing activities	2,517,500	7,393,973
Net increase (decrease) in cash and cash equivalents	$(1,975,465)	$1,553,857

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

Stock Based Compensation.

Beginning on January 1, 2006 we began accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments” (SFAS 123(R)), (Codified within ASC 718, Compensation – Stock Compensation)which requires the recognition of the fair value of equity-based compensation. The fair value of stock options on the date of grant was estimated using a Binomial option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123(R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Prior to the implementation of SFAS 123(R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.

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

SEC SAB 112 (Codified within the ASC 805, Business Combinations) —This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

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

Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value — This ASU amends ASC 820, Fair Value Measurements and Disclosures, to provide additional guidance on how to measure the fair value of a liability Adoption did not have a significant effect on our earnings or financial position.

In addition, the following pending pronouncements have not yet been adopted, and we are currently evaluating the effect, if any, on our earnings or financial position:

SFAS No. 166, Accounting for Transfers of Financial Assets — An amendment of FASB Statement No. 140 (Codified under ASC 860, Transfers and Servicing) - This standard removes the concept of a qualifying special-purpose entity from FIN 46(R) and requires additional disclosures and is effective first quarter 2010.

SFAS No. 167 (Codified under ASC810, Consolidation) - Amendments to FASB Interpretation No. 46(R), This standard amends certain requirements of FIN 46(R) to improve financial reporting related to consolidation of and disclosures about variable interest entities and is effective first quarter 2010.

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

Our financial statements are set forth on Pages F-1 through F-51 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2009, the Company’s principal executive officer and principal financial officer initially concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described elsewhere herein, in August 2010 we determined that our financial statements for the year ended December 31, 2009 could not be relied upon because we incorrectly recorded accounts receivables from certain client contracts and deferred revenue from them which should have not been reported. Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at December 31, 2009 as a result of the material weakness in our internal control over financial reporting which led to the restatement of our financial statements. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management initially concluded that the internal control over financial reporting was effective as of December 31, 2009. Subsequent to year end, however, we have determined that certain customer receivables totaling $2,425,423, that were recorded at December 31, 2009 should instead have been recorded in January 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under generally accepted accounting principles since services are expected to be rendered on a go-forward basis. Given this accounting treatment, the client billings should have been recorded as a receivable and in turn a deferred revenue obligation in the month the obligations are expected to be collected. In addition, $108,641 was removed from accounts receivable as credit was issued in year 2010. As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for the year ended December 31, 2009. Because of this accounting error, our management has determined that as of December 31, 2009 there was a material weakness in our internal control over financial reporting as a result of our inability to properly record accounts receivable and deferred revenue based upon the terms of the contracts with our clients. In order to remediate this weakness, we will institute improved procedures to ensure that accounts receivable and deferred revenue are properly recorded in accordance with generally accepted accounting principles. Once instituted, we believe that the improved procedures will be effective in remediating this material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

All of the work performed during the course of this audit was completed by full-time employees of Greenberg & Company., LLC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005. (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005. (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Form of Debenture dated February 29, 2008 (40)

10.24	Form of Warrant February 29, 2008 (41)

10.25	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

10.26	Amendment dated August 29, 2008 by and between OmniComm Systems, Inc. and Gemini Master Fund, Ltd. (49)

10.27	Form of Debenture dated August 29, 2008 (50)

10.28	Form of Warrant dated August 29, 2008(51)

10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(46)

10.30	Form of Debenture dated December 16, 2008(47)

10.31	Form of Warrant December 16, 2008(48)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company (52)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-Q for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-Q for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-Q for the period ended March 31, 2005.

(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-Q for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-Q for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-Q for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.
(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.
(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-K dated December 31, 2005.
(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-K dated December 31, 2006.
(45)	Incorporated by reference to Exhibit 10.19 filed with our form 10-K dated December 31, 2007.
(46)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
(47)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
(48)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
(49)	Incorporated by reference to Exhibit 10.24 filed with our Form 10-K dated December 31, 2009
(50)	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
(51)	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
(52)	Incorporated by reference to Exhibit 21 filed with our Form 10-K dated December 31, 2009

*	Filed herewith
**	Furnished herewith
***	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 5, 2010

OMNICOMM SYSTEMS, INC.

By:	/s/ CORNELIS F. WIT
Cornelis F Wit, Chief Executive Officer

By:	/s/ RONALD T. LINARES
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORNELIS F. WIT Cornelis F. Wit	Chief (Principal) Executive Officer, President and Director	October 5, 2010

/s/ RANDALL G. SMITH Randall G. Smith	Chairman, Chief Technology Officer	October 5, 2010

/s/ RONALD T. LINARES Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	October 5, 2010

/s/ GUUS VAN KESTEREN Guus van Kesteren	Director	October 5, 2010

/s/ MATTHEW D. VEATCH Matthew D. Veatch	Director	October 5, 2010

/s/ FERNANDO MONTERO Fernando Montero	Director	October 5, 2010

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

As described in Note 21 to the consolidated financial statements, the Company has restated its 2009 consolidated financial statements.

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 12, 2010, except for Note 21, which is dated August 30, 2010 and Note 22, which is dated September 27, 2010.

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS Cash	$60,352	$2,035,818
Accounts receivable, net of allowance for doubtful accounts of $267,526 and $150,933 in 2009 and 2008, respectively	587,119	2,607,893
Prepaid expenses	239,064	98,562

Total current assets	886,535	4,742,273
PROPERTY AND EQUIPMENT, net	1,240,697	769,228
OTHER ASSETS
Intangible assets, net	1,160,581	-0-
Other assets	25,882	17,641

TOTAL ASSETS	$3,313,695	$5,529,142

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,548,215	$1,085,700
Notes payable, current portion	111,800	111,800
Deferred revenue, current portion	2,048,305	3,549,058
Patent litigation settlement liability, current portion	627,810	241,464
Conversion feature liability, current portion	64,622	-0-
Convertible notes payable, current portion	402,777	384,043

Total current liabilities	4,803,529	5,372,065

Notes payable related parties - long term	137,500	197,500
Deferred revenue – long term	980,642	885,200
Patent litigation settlement liability – long term	1,835,463	1,929,019
Convertible notes payable, related parties	6,996,178	4,165,025
Convertible notes payable, net of current portion	224,600	156,752
Conversion feature liability, related parties	1,809,418	1,185,960
Conversion feature liability, net of current portion	71,400	71,942
Warrant liability, related parties	1,977,402	2,017,160
Warrant liability	760,791	620,801

TOTAL LIABILITIES	19,596,923	16,601,424

COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock - $.001 par value. 4,022,500 shares authorized, no shares issued and outstanding	-0-	-0-
Series B convertible preferred stock, - $.001 par value. 230,000 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, - $.001 par value. 747,500 shares authorized, -0- and -0- issued and outstanding, respectively; liquidation preference $-0- and $-0-, respectively	-0-	-0-
5% Series A convertible preferred stock - $0.001 par value, 5,000,000 shares authorized; 4,125,224 and 4,125,224 issued and outstanding, respectively; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Common stock – 250,000,000 shares authorized, 85,507,699 and 76,579,951 issued and outstanding, respectively, at $.001 par value	86,474	77,546
Additional paid in capital – preferred	3,718,054	3,718,054
Additional paid in capital – common	36,278,798	33,430,270
Accumulated other comprehensive income/(loss)	2,934	989
Less: Treasury stock, cost method, 1,014,830 and 1,014,830 shares, respectively	(503,086)	(503,086)
Accumulated deficit	(55,870,527)	(47,800,180)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(16,283,228)	(11,072,282)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,313,695	$5,529,142

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

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2008 TO DECEMBER 31, 2009

				Preferred Stock
	Common Stock			5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital	Number of Shares	$ 0.001 Par Value	Additional Paid In Capital
Balances at December 31, 2007	59,032,599	$59,786	$27,893,433	4,170,224	$4,170	$3,763,009	48,000	$48	$191,470	337,150	$337	$3,684,070

Conversion of Series A Preferred stock into common stock	30,000	30	44,970	(45,000)	(45)	(44,955)

Conversion of Series B Preferred stock into common stock	1,920,000	1,920	189,598				(48,000)	(48)	(191,470)

Conversion of Series C Preferred stock into common stock	13,486,000	13,486	3,670,921							(337,150)	(337)	(3,684,070)

Issuance of common stock for antidilution rights	707,802	708	(708)

Foreign currency translation adjustment

Issuance of common stock for services	40,000	40	23,960

Issuance of common stock for accrued interest	50,100	50	28,080

Employee stock option expense			1,321,004

Issuance of common stock in warrant exercise	982,802	983	(983)

Adjustment for placement agent fees paid in 2007			25,000

Placement agent warrant expense			80,085

Common stock tendered for stock options	(212,218)

Exercise of employee stock options	491,570	492	139,572

Common stock issued in lieu of wages	51,296	51	15,338

Net loss for the year ended December 31, 2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Balances at December 31, 2008	76,579,951	77,546	33,430,270	4,125,224	4,125	3,718,054	-0-	-0-	-0-	-0-	-0-	-0-

Common stock issued in lieu of wages	405,055	405	108,777

Employee stock option expense			960,024

Common stock issued for services	415,000	415	61,835

Common stock issued in asset acquisition	8,100,000	8,100	1,717,900

Common stock issued for cashless exercise of warrants	7,693	8	(8)

Foreign currency translation adjustment

Net loss for the period ended December 31, 2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$3,718,054	-0-	$0.00	$0.00	-0-	$-0-	$-0-

	Accumulated Deficit	Deferred Compensation	Subscription Receivable	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity (Deficit)
Balances at December 31, 2007	$(37,205,619)	$(0)	$(0)	$7,957	$(369,389)	$(1,970,728)

Conversion of Series A Preferred stock into common stock						-0-

Conversion of Series B Preferred stock into common stock						-0-

Conversion of Series C Preferred stock into common stock						-0-

Issuance of common stock for antidilution rights						-0-

Foreign currency translation adjustment				(6,968)		(6,968)

Issuance of common stock for services						24,000

Issuance of common stock for accrued interest						28,130

Employee stock option expense						1,321,004

Issuance of common stock in warrant exercise						-0-

Adjustment for placement agent fees paid in 2007						25,000

Placement agent warrant expense						80,085

Common stock tendered for stock options					(133,697)	(133,697)

Exercise of employee stock options						140,063

Common stock issued in lieu of wages						15,390

Net loss for the year ended December 31, 2008	(10,594,561)	-0-	-0-	-0-	-0-	(10,594,561)

Balances at December 31, 2008	(47,800,180)	-0-	-0-	989	(503,086)	(11,072,282)

Common stock issued in lieu of wages						109,182

Employee stock option expense						960,024

Common stock issued for services						62,250

Common stock issued in asset acquisition						1,726,000

Common stock issued for cashless exercise of warrants						-0-

Foreign currency translation adjustment				1,945		1,945

Net loss for the period ended December 31, 2009	(8,070,347)	-0-	-0-	-0-	-0-	(8,070,347)

Balances at December 31, 2009	$(55,870,527)	$-0-	$-0-	$2,934	$(503,086)	$(16,283,227)

OMNICOMM SYSTEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,070,347)	$(10,594,561)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued on cashless exercise of options	-0-	(1,387)
Common stock issued for services	62,250	24,000
Common stock issued for accrued interest	-0-	28,130
Common stock issued in lieu of salary	109,182	15,389
Unrealized loss on conversion of debt	(432)	45,883
Patent litigation settlement	-0-	2,170,481
Unrealized gain on warranty liability	(673,918)	(2,114,194)
Interest expense from derivative instruments	1,802,355	2,937,497
Employee stock option expense	960,024	1,321,004
Depreciation and amortization	588,945	466,264
Change in assets and liabilities:
Accounts receivable	2,020,774	(1,838,568)
Prepaid expenses	(95,795)	(60,934)
Other assets	(8,242)	873
Accounts payable and accrued expenses	463,114	504,419
Patent settlement liability	25,000	2,170,481
Deferred revenue	(2,359,900)	1,801,984

Net cash provided by (used in) operating activities	(5,176,989)	(5,293,720)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technologies assets	1,150,000	-0-
Acquisition of Logos Technologies, Ltd. assets	(152,628)	-0-
Purchase of property and equipment	(315,293)	(539,428)

Net cash provided by (used in) investing activities	682,079	(539,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	-0-	7,753
Repayments of notes payable	(360,000)	(300,000)
Proceeds from convertible notes payable	350,000	2,245,000
Proceeds from convertible notes payable, related party	2,540,000	6,641,220
Payments on convertible notes payable	(12,500)	(1,500,000)
Proceeds from notes payable	-0-	300,000

Net cash provided by (used in) financing activities	2,517,500	7,393,973

Effect of exchange rate change on cash and cash equivalents	1,944	(6,968)
Net increase (decrease) in cash and cash equivalents	(1,975,466)	1,553,857
Cash and cash equivalents at beginning of period	2,035,818	481,961

Cash and cash equivalents at end of period	$60,352	$2,035,818

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the years ended December 31, 2009 and December 31, 2008, respectively are:

	12/31/2009		12/31/2008
Business Activity
Set-up Fees	4,925,205	51.5%	4,642,915	74.1%
Change Orders	385,275	4.0%	432,488	6.9%
Maintenance	2,604,534	27.3%	1,194,212	19.0%
Licensing	575,968	6.0%	-0-	0.0%
Prof. Services	362,322	3.8%	-0-	0.0%
Hosting and Subscriptions	703,062	7.4%	-0-	0.0%

Totals	9,556,366	100.0%	$6,269,615	100.0%

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Revenues		Accounts Receivable
For the years ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
12/31/2008	1	36%	2	71%
12/31/2009	1	26%	1	22%

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

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

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitionss in accordance with ASC 350, Intangibles- Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of December 31, 2009, the Company had $3,028,947 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $2,048,305 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SEC SAB 112 (Codified within the ASC 805, Business Combinations) — This bulletin amends or rescinds guidance included in the SAB Series to make it consistent with recent FASB pronouncements, namely, SFAS No. 141 (revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. Adoption did not have a significant effect on our earnings or financial position.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (which for the Company equals its net loss) by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock equivalents. Antidilutive shares aggregating 83,549,895 and 52,040,467 have been omitted from the calculation of dilutive EPS for the quarters ended December 31, 2009 and December 31, 2008, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Warrants, which have a cashless exercise provision, were exercisable until approximately four years after the closing at an exercise price of $0.75 per share before they were adjusted as part of the August 29, 2008 Extension Agreement that is more completely described in the disclosure below. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815 - Derivatives and Hedging). The Warrants were valued using a Binomial option pricing model. A value of $1,055,043 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability was amortized over the 6 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

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

The Debentures carried an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures. In the event the Company issued common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815 - Derivatives and Hedging). The Conversion Feature was valued using a Binomial option pricing model. A value of $593,950 was calculated and allocated to the Conversion Feature and recorded as a liability (or discount) to the issuance of the Debentures. The Conversion Feature liability (discount) was amortized over the six month maturity of the Debentures. In addition, a fair value calculation was undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities. On the maturity date of August 29, 2008 $398,572 was recorded as unrealized gain and the value of the original conversion feature became zero. See Note 12 for fair value measurement

On August 29, 2008 the Company repaid $1,000,000 of the Debentures. The remaining $1,325,000 was extended pursuant to an Extension Agreement (the “Extension). The maturity date was changed to December 1, 2008. The Debentures continued to bear interest at a rate of 10% per annum. In accordance with the Extension the conversion price of the Debentures was changed from $0.595 per share to $0.50 per share. Additionally, the investors who agreed to the Extension were granted one warrant (the “Extension Warrants”) for each share of stock issuable upon conversion of the Debentures at the $0.50 per share conversion price stipulated in the Extension. The exercise price of the Warrants was changed from $0.75 per share to $0.60 per share pursuant to the Extension. The change of the exercise price of the Warrants increased the number of shares issuable upon exercise of the Warrants from 2,930,672 to 3,563,130. The amended exercise price of the Extension Warrants is $0.60 per share. On December 1, 2008 the Company repaid $500,000 of the Debentures. Four investors agreed to convert the principal

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts due under the Debentures into a round of financing that was consummated on December 16, 2008. The principal amount converted by these four investors was $525,000. The remaining six investors agreed to extend the maturity date of their Debentures to January 30, 2009. The principal amount extended to January 30, 2009 was $300,000. The Debentures bore interest at a rate of 12% per annum until their January 30, 2009 maturity date. In exchange for granting the Company the extension to January 30, 2009 the group of six investors were granted a total of 50,000 four-year warrants at an exercise price of $0.60 per share with an expiration date of December 1, 2012. The security interest we granted the holders in all of our assets to secure our performance of our obligations under the Debentures remained in effect until January 30, 2009 but was deemed satisfied upon payment of the principal and interest on that date. Accordingly, if we had defaulted under the repayment provisions of these obligations, the holders could have sought to foreclose on all our assets in an effort to seek repayment under the obligations.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.25 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815 - Derivatives and Hedging). The Warrants were valued using a Binomial option pricing model. A value of $358,400 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the Debentures. The Warrant liability will be amortized over the 18 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 12: FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (Codified within ASC 820, Fair Value Measurements and Dislosures), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (Codified within ASC 820, Fair Value Measurements and Disclosures), which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant Valuation Assumptions of Acquired Assets

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

Significant Valuation Assumptions of Derivative Instruments

Risk free interest rate	1.66%
Dividend yield	0.00%
Expected Volatility	73.7%
Expected life (range in years)
Conversion feature liability	0.8 to 4.0
Warrant liability	2.16 to 4.0

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the years ended Other Income
	December 31, 2009	December 31, 2008
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$673,918	$2,114,194

Total gains included in earnings	$673,918	$2,114,194

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2009, we renewed our employment agreement with Mr. Stephen Johnson to serve as our Executive Vice President for Sales and Marketing and Chief Operating Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term Under the terms of this agreement, Mr. Johnson receives an annual salary of $290,700 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months salary. The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

From July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009. This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On September 30, 2009 Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures are due on March 30, 2011 which are convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company Interest Expense incurred and payable in connection with the secured convertible debentures totaled $33,271 for the year ended December 31, 2009.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 16: POST-RETIREMENT EMPLOYEE BENEFITS

The Company does not have a policy to cover employees for any health care or other welfare benefits that are incurred after employment (post-retirement). Therefore, no provision is required under Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Post-employment Benefits – an Amendment of FASB Statements No. 5 and 43” which were codified under ASC 715 – Compensation – Retirement Benefits and ASC 712 – Compensation – Nonretirement Postemployment Benefits.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Warrants to purchase 4,890,000 shares of our common stock at exercise prices ranging from$0.25 to $0.60 per share expiring in August 2012 which were issued by us in connection with an extension of Secured Convertible Debentures which occurred in August 2008.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency	Accumulated Other
	Translation	Comprehensive Gain (Loss)
Balance December 31, 2007	$7,957	$7,957
2008 Activity	(6,968)	(6,968)

Balance December 31, 2008	989	989
2009 Activity	1,945	1,945

Balance December 31, 2009	$2,934	$2,934

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity for the 2009 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)
Outstanding at December 31, 2008	10,997,770	$0.46
Granted	2,890,000	0.22
Exercised	—	—

Forfeited/Cancelled/Expired	(1,826,270)	(0.43)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	-0-
Vested and Exercisable at
December 31, 2009	9,791,916	$0.39	3.59	-0-

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

The following table summarizes information concerning options outstanding at December 31, 2009:

	Options Outstanding (in 000's)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable (in 000's)
Exercise Price Range (per share)
$ 0.00 - $ 0.20	1,630	$0.20	4.96	1,330
$ 0.25 - $ 0.29	4,495	0.26	2.82	3,917
$ 0.31 - $ 0.49	1,250	0.45	4.18	1,210
$ 0.50 - $ 0.70	4,687	0.60	3.77	3,335

	12,062	$0.35	3.62	9,792

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Weighted Average Grant- Date Fair Value
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

As of December 31, 2009, approximately $621,127of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.92 years.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 20: INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Residual Value	Cost	Accumulated Amortization	Residual Value	Estimated Useful Lives

Customer lists	$1,392,701	$232,117	$1,160,584	$-0-	$-0-	$-0-	3 years

	$1,392,701	$232,117	$1,160,584	$-0-	$-0-	$-0-

Amortization expense for the years ended December 31, 2009 and December 31, 2008 was $232,117 and $-0- respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2010	$464,233
2011	464,233
2012	232,118
2013	-0-
2014	-0-

Total	$1.160,584

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21: RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On August 30, 2010, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the year ended December 31, 2009 should be restated because we incorrectly recorded accounts receivables from certain client contracts from invoices sent to clients during December 2009. The Company’s Management concluded that the invoices should have not been reported and that the associated transactions were incorrectly accounted for under generally accepted accounting principles (“GAAP”).

The Company has concluded that there were material accounting errors with respect to certain customer accounts receivable issued during December 2009. Subsequent to our fiscal 2009 year end we have determined that certain customer receivables totaling $2,425,423 that were recorded at December 31, 2009 should instead have been recorded in January 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under GAAP since the services are expected to be rendered on a go-forward basis. Given this accounting treatment, the client billings should have been recorded as a receivable and in turn a deferred revenue obligation in the month the obligations are expected to be collected. In addition, $108,641 was reduced from accounts receivable as credit was issued in year 2010. As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for the year ended December 31, 2009.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet at December 31, 2009 and the Company’s consolidated statement of cash flows for the year ended December 31, 2009:

	December 31, 2009
	As Restated	As Previously Filed
Accounts receivable, net of allowance for doubtful accounts of $267,526 and $150,933 in 2009 and 2008, respectively	$587,119	$3,121,183
Total current assets	886,535	3,420,599
TOTAL ASSETS	3,313,695	5,847,759
Deferred revenue, current portion	2,048,305	4,582,369
Total current liabilities	4,803,529	7,337,593
TOTAL LIABILITIES	19,596,923	22,130,987
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,313,695	$5,847,759

	For the Year Ended December 31, 2009
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$2,020,774	$(513,290)
Deferred revenue	$(2,359,900)	$174,165

NOTE 22: SUBSEQUENT EVENTS:

Subsequent events have been evaluated through September 27, 2010. On April 13, 2010, June 29, 2010, July 6, 2010, July 14, 2010, July 15, 2010, July 30, 2010, August 12, 2010, August 27, 2010, August 31, 2010, September 7, 2010, September 15, 2010, and September 22, 2010, the Company issued promissory notes in the amounts of $450,000, $115,000, $50,000, $65,000, $175,000, $140,000, $400,000, $90,000, $200,000, $50,000, $200,000, and $90,000 respectively to our Chief Executive Officer and Director, Cornelis F. Wit. The promissory notes bear interest at a rate of 12% per annum with interest paid monthly. The maturity date of the promissory notes is December 31, 2011.

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