Form 10-Q/A
period 2010-06-30
OMNICOMM SYSTEMS INC
filed 2010-10-27
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 23, 2010: 85,507,699 common stock $.001 par value.

Explanatory Note

Restatement of Consolidated Financial Statements

We are amending our Quarterly Report on Form 10-Q for the three months ended June 30, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on September 3, 2010 (the “Original Filing”), to amend and restate our interim unaudited consolidated financial statements for the period ended June 30, 2010 and the related disclosures.

On August 30, 2010, our Board of Directors concluded that our consolidated financial statements for the year ended December 31, 2009 should be restated to correct an error in the accounts receivable and deferred revenue balances that were incorrectly accounted for under generally accepted accounting principles (“GAAP”). The Company’s decision to restate its financial statements was based on the facts obtained by management.

All the information in this Form 10-Q/A is as of June 30, 2010 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 13 to the consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I – Item 1 — Financial Information;

Part I – Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

Part I – Item 4T — Controls and Procedures

Other than discussed above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as Exhibits 31.1, 31.2, 32.1, and 32.2.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX

MONTH PERIOD ENDED JUNE 30, 2010

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	49
Item 4T	Controls and Procedures.	49
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	50
Item 1A.	Risk Factors.	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	50
Item 3.	Defaults Upon Senior Securities.	50
Item 4.	Removed and Reserved.	50
Item 5.	Other Information.	50
Item 6.	Exhibits.	50
SIGNATURES
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer – Cornelis F. Wit
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer – Ronald T. Linares

PART I. FINANCIAL INFORMATION

Item. 1. Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited) (restated)	December 31, 2009 (audited) (restated)
ASSETS
CURRENT ASSETS
Cash	$42,478	$60,352
Accounts receivable, net of allowance for doubtful accounts of $281,480 and $267,526 in 2010 and 2009, respectively	1,001,249	587,119
Prepaid expenses	254,526	239,064

Total current assets	1,298,253	886,535

PROPERTY AND EQUIPMENT, net	1,205,885	1,240,697

OTHER ASSETS
Intangible assets, net	928,467	1,160,581
Other assets	54,004	25,882

TOTAL ASSETS	$3,486,609	$3,313,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,795,429	$1,548,215
Notes payable, current portion	111,800	111,800
Notes payable related parties, current portion	137,500	-0-
Deferred revenue, current portion	4,618,028	2,048,305
Conversion feature liability, related parties, current portion	26,400	-0-
Conversion feature liability, current portion	21,986	64,622
Convertible notes payable, current portion, net of discount	731,889	402,777
Convertible notes payable, related parties, current portion, net of discount	893,200	-0-
Patent settlement liability, current portion	812,657	627,810
Warrant liability, related parties	609,772	1,977,402
Warrant liability	222,641	760,791

Total current liabilities	9,981,302	7,541,722

Notes payable related parties, long term	565,000	137,500
Deferred revenue, long term	862,355	980,642
Convertible notes payable, related parties, net of current portion	7,312,352	6,996,178
Convertible notes payable, net of current portion	29,067	224,600
Conversion feature liability, related parties, net of current portion	317,386	1,809,418
Conversion feature liability, net of current portion	1,800	71,400
Patent settlement liability - long term	1,667,459	1,835,463

TOTAL LIABILITIES	20,736,721	19,596,923

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value	4,125	4,125
Series B preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Series C preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Common stock - 250,000,000 shares authorized, 85,507,699 and 85,507,699 issued and outstanding, respectively, at $.001 par value	85,508	85,508
Additional paid in capital - preferred	3,718,054	3,718,054
Additional paid in capital - common	36,637,448	36,279,764
Less cost of treasury stock: Common - 1,014,830 and 1,014,830- shares, respectively	(503,086)	(503,086)
Accumulated other comprehensive income (expense)	(17,532)	2,934
Accumulated deficit	(57,174,629)	(55,870,527)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(17,250,112)	(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,486,609	$3,313,695

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Total revenues	$5,907,352	$4,230,976	$3,209,989	$1,814,319

Cost of sales	813,403	946,245	378,532	451,425

Gross margin	5,093,949	3,284,731	2,831,457	1,362,894

Operating expenses
Salaries, benefits and related taxes	5,421,648	4,288,207	2,735,898	2,096,699
Rent	434,809	274,830	234,074	136,243
Consulting services	292,377	89,331	81,652	50,622
Legal and professional fees	184,065	236,880	98,549	124,217
Travel	238,955	179,300	113,701	118,401
Telephone and internet	143,307	65,644	60,103	35,338
Selling, general and administrative	709,073	629,447	468,056	381,249
Bad debt expense	13,954	15,741	-0-	8,188
Depreciation Expense	255,342	131,052	129,414	65,353
Amortization Expense	232,117	-0-	116,059	-0-

Total operating expenses	7,925,647	5,910,432	4,037,505	3,016,310

Operating income (loss)	(2,831,698)	(2,625,701)	(1,206,048)	(1,653,416)

Interest expense	(1,394,817)	(995,927)	(697,552)	(494,692)
Interest expense, related parties	(561,284)	(296,344)	(288,041)	(148,991)
Interest income	48	4,395	1	934
Gain on extinguishment of debt	-0-	432	-0-	-0-
Change in derivative liabilities	3,483,649	2,954,593	2,407,655	1,240,519

Income (loss) before income taxes and preferred dividends	(1,304,102)	(958,552)	216,015	(1,055,646)

Net income (loss)	(1,304,102)	(958,552)	216,015	(1,055,646)

Preferred stock dividends
Preferred stock dividends in arrears
Series A	(102,004)	(102,003)	(51,284)	(52,472)

Total preferred stock dividends	(102,004)	(102,003)	(51,284)	(52,472)

Net income (loss) attributable to common stockholders	$(1,406,106)	$(1,060,555)	$164,731	$(1,108,118)

Net income (loss) per share
Basic	$(0.02)	$(0.01)	$0.00	$(0.01)

Diluted	$(0.02)	$(0.01)	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic	85,507,699	77,010,452	85,507,699	77,434,672

Diluted	85,507,699	77,010,452	85,508,287	77,434,672

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2010	2009
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,304,102)	$(958,552)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	-0-	(432)
Common stock issued in lieu of salary	-0-	86,020
Change in derivative liabilities	(3,483,649)	(2,954,593)
Interest expense from derivative instruments	1,342,953	859,039
Employee stock option expense	357,684	388,367
Depreciation and amortization	487,459	131,052
Bad debt expense	13,954	15,741
Changes in operating assets and liabilities
Accounts receivable	(428,084)	1,734,081
Prepaid expenses	(15,462)	(2,343)
Other assets	(28,122)	(5,656)
Accounts payable and accrued expenses	247,213	(71,417)
Patent settlement liability	16,842	28,901
Deferred revenue	2,451,436	(1,019,282)

Net cash provided by (used in) operating activities	(341,878)	(1,769,074)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	-0-	1,150,000
Purchase of property and equipment	(218,218)	(111,797)

Net cash provided by (used in) investing activities	(218,218)	1,038,203

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(360,000)
Repayments of convertible notes payable	-0-	(12,500)
Issuances of notes payable	565,000	-0-

Net cash provided by (used in) financing activities	565,000	(372,500)

Effect of exchange rate changes on cash	(22,778)	4,857

Net increase (decrease) in cash and cash equivalents	(17,874)	(1,098,514)
Cash and cash equivalents at beginning of period	60,352	2,035,818

Cash and cash equivalents at end of period	$42,478	$937,304

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-

Interest	$570,242	$404,420

Non-cash transactions
Common stock issued in lieu of salary	$-0-	$86,020
Common stock for the acquisition of assets and liabilities assumed:
Fixed assets	$-0-	$36,006
Prepaid expenses	$-0-	$44,707
Customer list	$-0-	$1,392,701
Software application code	$-0-	$324,964
Present value of assumed patent liability	$-0-	$267,790
Deferred Revenue	$-0-	$954,588

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software applications and services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the six-month period ended June 30, 2010 and June 30, 2009 we spent approximately $1,844,866 and $512,246 respectively, on research and development activities, which include costs associated with customization of our software products.

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

The operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2009.

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

The fees associated with each business activity for the six-month periods ended June 30, 2010 and June 30, 2009, respectively are:

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

One customer accounted for 22% of our revenues during the first six months of 2010 or $1,298,531. One customer accounted for 28% of our revenues during the six-month period ended June 30, 2009 or $1,197,491 and a second client accounted for 12% of our revenues or $514,743. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable for the periods presented.

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented.

	Revenues		Accounts Receivable
For the six month period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Revenues
6/30/2010	1	22%	3	34%
12/31/2009	1	26%	2	22%
6/30/2009	2	40%	4	49%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the periods ended
	June 30, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	-0-	(118,567)

End of period	$281,480	$267,526

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2010, the Company had $5,480,383 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $4,618,028 in deferred revenues that are expected to be recognized in the next twelve months.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $161,516 and $148,224 for the six-month period ended June 30, 2010 and June 30, 2009, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During the six-month periods ended June 30, 2010 and June 30, 2009 we spent approximately $1,844,866 and $512,246 respectively, on research and development activities, which include costs associated with customization of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s Unaudited Consolidated Financial Statements as of and for the six–month periods ended June 30, 2010 and June 30, 2009, respectively, reflect the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Unaudited Consolidated Statements of Income. Stock-based compensation recognized in the Company’s Unaudited Consolidated Statements of Income for the six-month periods ended June 30, 2010 and June 30, 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to June 30, 2010 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 77,010,452 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. There were no differences between basic and diluted earnings per share for the six month period ended June 30, 2010 and June 30, 2009. Options to purchase 13,896,500 shares of common stock at prices ranging from $0.15 to $0.70 per share were outstanding at June 30, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at June 30, 2010. These shares were excluded from diluted earnings per share because their effect would have been antidilutive.

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 77,434,672 for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. Diluted earnings per share were calculated using the weighted average number of shares of 85,508,287 and 77,010,452 for the three month periods ended June 30, 2010 and June 30, 2009, respectively.

The Company’s stock options, convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share. The Company has 27,200,000 shares underlying convertible debt as of June 30, 2010. The Company has 4,125,224 shares of its Series A Preferred Stock outstanding as of June 30, 2010 which is convertible into 2,750,149 shares of its common stock as of June 30, 2010. Options to purchase 13,896,495 shares of common stock at prices ranging from $0.15 to $0.70 were outstanding at June 30, 2010.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. According to ASC-260-10-45-19 “Earnings per Share, Other Presentation Matters,” our loss attributable to continuing operations negates the need to include any potential dilutive shares that may have otherwise needed to be included. Antidilutive shares aggregating 85,318,878 and 50,951,513 have been omitted from the calculation of dilutive EPS for the six-month periods ended June 30, 2010 and June 30, 2009, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

For the Six Months Ended
	June 30, 2010			June 30, 2009
	Income (loss) Numerator	Shares Denominator	Per-Share Amount	Income (loss) Numerator	Shares Denominator	Per-Share Amount

Basic EPS	$(1,406,106)	85,507,699	$(0.02)	$(1,060,555)	77,010,452	$(0.01)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,406,106)	85,507,699	$(0.02)	$(1,060,555)	77,010,452	$(0.01)

For the Three Months Ended
	June 30, 2010			June 30, 2009
	Income Numerator	Shares Denominator	Per-Share Amount	Income (loss) Numerator	Shares Denominator	Per-Share Amount

Basic EPS	$164,730	85,507,699	$0.00	$(1,108,118)	77,434,672	$(0.01)

Effect of Dilutive Securities

Employee stock options	-0-	588	-0-	-0-	-0-	-0-

Diluted EPS	$164,730	85,508,287	$0.00	$(1,108,118)	77,434,672	$(0.01)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	June 30, 2010		December 31, 2009
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer and office equipment	$1,424,026	$817,853	$1,309,329	$719,222	5 years
Leasehold improvements	69,301	43,923	64,110	37,592	5 years
Computer software	1,329,852	786,370	1,230,989	642,042	3 years
Office furniture	102,159	71,307	102,159	67,034	5 years

	$2,925,338	$1,719,453	$2,706,587	$1,465,890

Depreciation expense for the periods ended June 30, 2010 and June 30, 2009 was $255,342 and $131,052 respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Life
Customer lists	$1,392,701	$464,234	$928,467	$1,392,701	$232,116	$1,160,585	3 years

	$1,392,701	$464,234	$928,467	$1,392,701	$232,116	$1,160,585

Amortization expense for the periods ended June 30, 2010 and June 30, 2009 was $232,117 and $-0- respectively.

The remaining annual amortization expense for the Company’s intangible assets is as follows:

2010	$232,117
2011	464,233
2012	232,117
2013	-0-
2014	-0-

Total	$928,467

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	6/30/2010	12/31/2009
Accounts payable	$770,523	$1,200,674

Accrued payroll and related costs	374,468	119,137

Other accrued expenses	143,364	11,821

Accrued interest	407,126	216,583
Bank overdraft	99,948	-0-

Total Accounts Payable and Accrued Expenses	$1,795,429	$1,548,215

NOTE 8:	NOTES PAYABLE

At June 30, 2010, the Company owed $814,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Interest Rate	Amount	Short Term	Long Term
12/31/08	01/31/11	9.00%	$137,500	$137,500	$-0-
01/01/09	10/01/10	9.00%	51,800	51,800	-0-
01/01/09	10/01/10	9.00%	60,000	60,000	-0-
04/13/10	12/31/11	12.00%	450,000	-0-	450,000
6/29/10	12/31/11	12.00%	115,000	-0-	115,000

			$814,300	$249,300	$565,000

NOTE 9:	CONVERTIBLE DEBT

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted during the periods-ended June 30, 2010 and June 30, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Carrying Amount at 12/31/09	Carrying Amount at 06/30/10	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives: (2)
Conversion feature liability	$1,945,440	$367,572	$-0-	$-0-	$367,572
Warrant liability	2,738,193	832,413	-0-	-0-	832,413

Total of Derivatives	$4,683,633	$1,199,985	$-0-	$-0-	$1,199,985

(1)	The Income approach was used as a valuation technique.
(2)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the six-month period ended June 30, 2010.

Significant Valuation Assumptions of Derivative Instruments

Risk free interest rate convertible notes	0.18% to 1.00%
Risk free interest rate convertible warrants	0.61% to 1.00%
Dividend yield	0.00%
Expected volatility	71.1%
Expected life (range in years):
Conversion feature liability	0.16 to 3.47
Warrant liability	1.67 to 3.51

	For the six months ended Other Income
	June 30, 2010	June 30, 2009
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$3,483,649	$2,954,593

Total gains included in earnings	$3,483,649	$2,954,593

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at June 30, 2010 are as follows:

2010	$446,423
2011	591,379
2012	133,612
2013	12,277
2014	-0-

Total	$1,183,691

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $434,809 and $274,830 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six-month period ended June 30, 2010, the Company recorded a charge to earnings in the amount of $125,779 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month period ended June 30, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

June 30, 2010 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$ 0.25 – 0.60	40,808,241	2.47	$0.44	40,808,241	$0.44

June 30, 2009 Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2009	Weighted Average Exercise Price
$ 0.25 – 0.60	22,324,758	3.00	$0.59	22,324,758	$0.59

Warrants
Balance at June 30, 2009	22,324,758
Issued	18,483,483
Exercised	-0-
Forfeited	-0-

Balance at December 31, 2009	40,808,241

Issued	-0-
Exercised	-0-
Forfeited	-0-

Balance at June 30, 2010	40,808,241

Warrants Exercisable at June 30, 2010	40,808,241

Weighted Average Fair Value of Options Granted During 2010	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	RELATED PARTY TRANSACTIONS

For the six-month period ended June 30, 2010 we have incurred $561,284 in interest expense payable to related parties, and we incurred $398,576 in interest expense to related parties for the six-month period ended June 30, 2009.

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

On August 30, 2010, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the year ended December 31, 2009 and for the quarters ended March 31, 2010 and June 30, 2010 should be restated because we incorrectly recorded accounts receivables from certain client contracts from invoices sent to clients during December 2009 and March 31, 2010. The Company’s Management concluded that the invoices should have not been reported and that the associated transactions were incorrectly accounted for under generally accepted accounting principles (“GAAP”).

The Company has concluded that there were material accounting errors with respect to certain customer accounts receivable issued during December 2009 and March 31, 2010. Subsequent to filing our financial statements for the year ended December31, 2009 and for the quarter ended March 31, 2010 we have determined that certain customer receivables totaling $2,425,423 that were recorded at December 31, 2009 should instead have been recorded in January 2010. In addition, we determined that certain customer receivables totaling $687,970 that were recorded at March 31, 2010 should instead have been recorded in April 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under GAAP since the services are expected to be rendered on a go-forward basis. Given this accounting treatment, the client billings should have been recorded as a receivable and in turn a deferred revenue obligation in the month the obligations are expected to be collected. As a result of this error, we have restated our consolidated balance sheets at December 31, 2009, March 31, 2010, and June 30, 2010 and our consolidated statements of cash flows for the year ended December 31, 2009 and for the quarters ended March 31, 2010 and June 30, 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet at June 30, 2010 and the Company’s consolidated statement of cash flows for the three months ended June 30, 2010:

	December 31, 2009
	As Restated	As Previously Filed
Accounts receivable, net of allowance for doubtful accounts of $267,526 and $150,933 in 2009 and 2008, respectively	$587,119	$733,931
Total current assets	886,535	1,033,347

TOTAL ASSETS	3,313,695	3,460,507

Deferred revenue, current portion	2,048,305	2,195,117

Total current liabilities	7,541,722	7,688,534

TOTAL LIABILITIES	19,596,923	19,753,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$3,313,695	$3,460,507

	For the Six Months Ended June 30, 2010
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$(428,084)	$(281,272)

Deferred revenue	$2,451,436	$2,304,624

NOTE 15:	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 31, 2010, which is the date the financial statements were issued. On July 6, 2010, July 15, 2010, July 16, 2010, July 30, 2010, and August 12, 2010 the Company issued promissory notes in the amounts of $50,000, $65,000, $175,000, $140,000, and $400,000, respectively to our Chief Executive Officer and Director, Cornelis F. Wit. The promissory notes bear interest at a rate of 12% per annum with interest paid monthly. The maturity date of the five promissory notes is December 31, 2011.

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

Our operating focus is first, to increase our sales and marketing capabilities, and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During the first six-months of 2010, we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT”or “eResearch Technologies”) and Logos Technologies Ltd. (“Logos Technologies”)and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent approximately $1,844,866 and $512,246, on R & D activities during the six-month periods ended June 30, 2010 and June 30, 2009, respectively. The majority of these expenses represent salaries to our developers which include costs associated with customization of our EDC software applications for our clients’ projects.

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

The Six-Month Period-ended June 30, 2010 Compared with the Six-Month Period ended June 30, 2009

Results of Operations

A summarized version of our results of operations for the six-month periods ended June 30, 2010 and June 30, 2009 is included in the table below.

	For the six months ended June 30, 2010
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Total revenues	$5,907,352		$4,230,976		$1,676,376	39.6%

Cost of sales	813,403	13.8%	946,245	22.4%	(132,842)	-14.0%

Gross margin	5,093,949	86.2%	3,284,731	77.6%	1,809,218	55.1%

Salaries, benefits and related taxes	5,421,648	91.8%	4,288,207	101.4%	1,133,441	26.4%
Rent	434,809	7.4%	274,830	6.5%	159,979	58.2%
Consulting	292,376	4.9%	89,331	2.1%	203,045	227.3%
Legal and professional fees	184,065	3.1%	236,880	5.6%	(52,815)	-22.3%
Other expenses	883,676	15.0%	391,737	9.3%	491,939	125.6%
Selling, general and administrative	709,073	12.0%	629,447	14.9%	79,626	12.7%

Total operating expenses	7,925,647	134.2%	5,910,432	139.7%	2,015,215	34.1%

Operating (loss)	(2,831,698)	-47.9%	(2,625,701)	-62.1%	(205,997)	7.8%

Interest expense	(1,956,101)	-33.1%	(1,292,271)	-30.5%	(663,830)	51.4%
Interest income	48	0.0%	4,395	0.1%	(4,347)	-98.9%
Gain (Loss) on Extinguishment of Debt	-0-	0.0%	432	0.0%	(432)	-100.0%
Unrealized gain on derivatives	3,483,649	59.0%	2,954,593	69.8%	529,056	17.9%

Net (loss)	(1,304,102)	-22.1%	(958,552)	-22.7%	(345,550)	36.0%

Total preferred stock dividends	(102,004)	-1.7%	(102,003)	-2.4%	(1)	0.0%

Net (loss) attributable to common stockholders	$(1,406,106)	-23.8%	$(1,060,555)	-25.1%	$(345,551)	32.6%

Net (loss) per share	$(0.02)		$(0.01)

Revenues for the six-month period ended June 30, 2010 increased approximately 39.6% from the six-month period ended June 30, 2009. The table below provides a comparison of our recognized revenues for the six-month periods ended June 30, 2010 and June 30, 2009.

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

We recorded $2,553,068 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the six-month period ended June 30, 2010. We expect our 2010 full-year revenues for these clients to range from approximately $4,700,000 to $5,200,000 for the eClinical portion of our business.

We recorded $148,308 in revenues associated with clients with our acquisition of the Logos EDC Assets during the six-month period ended June 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

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

We recorded $305,871 in revenues from our licensing activity and $111,945 from professional services associated with TrialMaster suite during the six-month period ended June 30, 2010 compared with $81,672 and $236,072, respectively, during the six-month period ended June 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all future sales of the TrialOne application will be consummated on a licensed basis.

We recorded $602,258 in revenues from hosting and subscriptions activities and $344,554 in consulting services associated with the eClinical suite during the six-month period ended June 30, 2010 compared with $1,529 and $3,419, respectively, for the six-month period ended June 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Our top five customers accounted for approximately 39.9% of our revenues during the six-month period ended June 30, 2010 and approximately 58.2% of our revenues during the six-month period ended June 30, 2009. One customer accounted for 22% of our revenues during the six-month period ended June 30, 2010. One customer accounted for 28% of our revenues during the six-month period ended June 30, 2009 and a second client accounted for 12% of our revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 14% or $132,842 for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009. Cost of goods sold were approximately 13.8% of revenues for the six-month period ended June 30, 2010 compared to approximately 22.4% for the six-month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the six-month period ended June 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $325,463 and a decrease of $57,006 in costs associated with third-party services associated with the delivery of our application to customers offset by an increase of approximately $249,528 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses increased approximately 34.1% for the six-month period ended June 30, 2010 when compared to the six-month period ended June 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 134.2% of revenues during the six-month period ended June 30, 2010 compared to approximately 139.7% of revenues for the six-month period ended June 30, 2009.

Salaries and related expenses were our biggest expense at 68.4% of total operating expenses for the six-month period ended June 30, 2010 and 72.6% of total operating expenses for the six-month period ended June 30, 2009. Salaries and related expenses increased approximately 26.4% for the six-month period ended June 30, 2010 when compared to the same period that ended June 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

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

During the six-month period ended June 30, 2009 and the six-month period ended June 30, 2010 we incurred $388,367 and $357,684, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 58.2% during the six-month period ended June 30, 2010 when compared to the six-month period ended June 30, 2009. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table below provides the significant components of our rent related expenses by location or subsidiary.

For the six months ended
	June 30, 2010	June 30, 2009	Change	% Change
Corporate Office	$136,598	$140,809	($4,211)	-3.0%
Co location and disaster recovery facilities	190,745	109,910	$80,835	73.5%
New Jersey Operations Office	33,852	0	$33,852	n/m
OmniComm Europe, GmbH	43,236	24,111	$19,125	79.3%
OmniComm Ltd.	30,378	0	$30,378	n/m

Total	$434,809	$274,830	$159,979	58.2%

Consulting services expense increased to $292,376 for the six-month period ended June 30, 2010 compared with $89,331 for the six-month period ended June 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the six months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Employee Recruitment	$30,000	$57,000	$(27,000)	-47.4%
Sales & Marketing	110,022	-0-	110,022	n/m
Product Development	152,355	32,331	120,024	271.2%

	$292,377	$89,331	$203,046	127.3%

Legal and professional fees decreased approximately 22.3% for the six-month period ended June 30, 2010 compared with the six-month period ended June 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

For the six months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Financial Advisory	$63,736	$45,000	$18,736	41.6%
Audit and Related	30,484	28,341	2,143	7.6%
Accounting Services	36,299	40,137	(3,838)	-9.6%
Miscellaneous	10,238	12,424	(2,186)	-17.6%
General Legal	43,308	110,978	(67,670)	-61.0%

	$184,065	$236,880	$(52,815)	-22.3%

Selling, general and administrative expenses (“SGA”) increased approximately 12.7% for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. During the six-month period ended June 30, 2010 we recorded $125,779 in license fees associated with our license agreement with DataSci, LLC compared to $202,623 during the six-month period ended June 30, 2009. We accrued $167,661 in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products. We anticipate our final licensing cost to approximate $75,000 in this matter but cannot with certainty determine a final license cost as of June 30, 2010. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 9% or $13,242 for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. The increases related primarily to amounts spent on our participation in industry trade shows and conferences. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the six-month period ended June 30, 2010 we incurred $13,954 in bad debt expense compared to $15,741 for the six-month period ended June 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $1,956,101 during the six-month period ended June 30, 2010 compared to $1,292,271 for the six-month period ended June 30, 2009, an increase of $663,831. Interest incurred to related parties was $561,284 during the six-month period ended June 30, 2010 and $296,344 for the six-month period ended June 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the six month periods ended June 30, 2010 and June 30, 2009.

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

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the six-month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $3,483,649 during the six-month period ended June 30, 2010 compared with a net unrealized gain of $2,954,593 during the six-month period ended June 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the six-month period ended June 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $102,004 in 5% Series A Preferred Stock dividends for the six-month period ended June 30, 2010, compared with arrearages of $102,003 in 5% Series A Preferred Stock dividends for the six-month period ended June 30, 2009.

The Three-Month Period-ended June 30, 2010 compared with the Three-Month Period ended June 30, 2009

Results of Operations

A summarized version of our results of operations for the three-month periods ended June 30, 2010 and June 30, 2009 is included in the table below.

Summarized Statement of Operations

	For the three months ended June 30, 2010
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$3,209,989		$1,814,319		$1,395,670	76.9%

Cost of sales	378,532	11.8%	451,425	24.9%	(72,893)	-16.1%

Gross margin	2,831,457	88.2%	1,362,894	75.1%	1,468,563	107.8%

Salaries, benefits and related taxes	2,735,898	85.2%	2,096,699	115.6%	639,199	30.5%
Rent	234,074	7.3%	136,243	7.5%	97,831	71.8%
Consulting	81,652	2.5%	50,622	2.8%	31,030	61.3%
Legal and professional fees	98,549	3.1%	124,217	6.8%	(25,668)	-20.7%
Other expenses	419,277	13.1%	227,280	12.5%	191,997	84.5%
Selling, general and administrative	468,056	14.6%	381,249	21.0%	86,807	22.8%

Total operating expenses	4,037,505	125.8%	3,016,310	166.3%	1,021,195	33.9%

Operating (loss)	(1,206,048)	-37.6%	(1,653,416)	-91.1%	447,368	-27.1%

Interest expense	(985,593)	-30.7%	(643,683)	-35.5%	(341,910)	53.1%
Interest income	1	0.0%	934	0.1%	(933)	-99.9%
Unrealized gain on derivatives	2,407,655	75.0%	1,240,519	68.4%	1,167,136	94.1%

Net income (loss)	216,015	6.7%	(1,055,646)	-58.2%	1,271,661	-120.5%
Total preferred stock dividends	(51,284)	-1.6%	(52,472)	-2.9%	1,188	-2.3%

Net income (loss) attributable to common stockholders	$164,731	5.1%	$(1,108,118)	-61.1%	$1,272,849	-114.9%

Net income (loss) per share	$0.00		$(0.01)

Weighted average number of shares outstanding	85,508,287		77,434,672

Revenues for the three-month period ended June 30, 2010 increased approximately 76.9% from the three-month period ended June 30, 2009. The table below provides a comparison of our recognized revenues for the three-month periods ended June 30, 2010 and June 30, 2009.

	For the Three Months Ended
Business Activity	6/30/2010		6/30/2009		Increase $	Increase %
Set-up Fees	$1,218,276	38.0%	$1,192,944	65.8%	$25,332	2.1%
Change Orders	53,586	1.7%	151,254	8.3%	(97,668)	-64.6%
Maintenance	1,086,779	33.9%	386,998	21.3%	699,781	180.8%
Software Licenses	352,926	11.0%	-0-	0.0%	352,926	N/M
Professional Services	231,183	7.2%	78,175	4.3%	153,007	195.7%
Hosting and Subscriptions	267,239	8.2%	4,948	0.3%	262,291	5300.9%

Totals	$3,209,989	100.0%	$1,814,319	100.0%	$1,395,670	76.9%

We recorded $1,299,000 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the three-month period ended June 30, 2010. We recorded $76,954 in revenues associated with clients with our acquisition of the Logos Technologies EDC assets during the three-month period ended June 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

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

We recorded $173,202 in revenues from our licensing activity and $76,145 from professional services associated with TrialMaster suite during the three-month period ended June 30, 2010 compared with $0 and $68,000, respectively, during the three-month period ended June 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all future sales of the TrialOne application will be consummated on a licensed basis.

We recorded $267,239 in revenues from hosting and subscriptions activities and $155,038 in consulting services associated with the eClinical suite for the three-month period ended June 30, 2010 compared with $4,948 and $10,175, respectively during the three-month period ended June 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Our top five customers accounted for approximately 43.4% of our revenues during the three-month period ended June 30, 2010 and approximately 58% of our revenues during the three-month period ended June 30, 2009. One customer accounted for 24.1% of our revenues during the three-month period ended June 30, 2010. One customer accounted for 28% of our revenues during the three-month period ended June 30, 2009 and a second client accounted for 12% of our revenues during that period. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 16.1% or $72,893 for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009. Cost of goods sold were approximately 11.8% of revenues for the three-month period ended June 30, 2010 compared to approximately 24.9% for the three-month period ended June 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the three-month period ended June 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $157,061 offset by an increase of approximately $124,742 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite and a decrease of $40,532 in costs associated with third-party services associated with the delivery of our application to customers. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses increased approximately 32.8% for the three-month period ended June 30, 2010 when compared to the three-month period ended June 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 124.7% of revenues during the three-month period ended June 30, 2010 compared to approximately 166.3% of revenues for the three-month period ended June 30, 2009.

Salaries and related expenses were our biggest expense at 67.8% of total operating expenses for the three-month period ended June 30, 2010 and 69.5% of total operating expenses for the three-month period ended June 30, 2009. Salaries and related expenses increased approximately 30.5% for the three-month period ended June 30, 2010 when compared to the same period that ended June 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

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

During the three-month period ended June 30, 2009 and the three-month period ended June 30, 2010 we incurred $173,952 and $227,897, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 71.8% during the three-month period ended June 30, 2010 when compared to the three-month period ended June 30, 2009. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. The table below provides the significant components of our rent related expenses by location or subsidiary.

For the three months ended
	June 30, 2010	June 30, 2009	Change	% Change
Corporate Office	$83,164	$66,620	$16,544	24.8%
Co location and disaster recovery facilities	94,596	55,874	$38,722	69.3%
New Jersey Operations Office	18,301	-0-	$18,301	N/M
OmniComm Europe, GmbH	20,817	13,749	$7,068	51.4%
OmniComm Ltd.	17,196	-0-	$17,196	N/M

Total	$234,074	$136,243	$97,831	71.8%

Consulting services expense increased to $81,651 for the three-month period ended June 30, 2010 compared with $50,622 for the three-month period ended June 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Employee Recruitment	$-0-	$36,000	$(36,000)	-100.0%
Sales & Marketing	(15,750)	-0-	(15,750)	N/M
Product Development	97,402	14,622	82,780	466.1%

	$81,652	$50,622	$31,030	61.3%

Legal and professional fees decreased approximately 20.7% for the three-month period ended June 30, 2010 compared with the three-month period ended June 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three-month periods ended June 30, 2010 and June 30, 2009, respectively.

For the three months ended
Expense Category	6/30/2010	6/30/2009	Change	% Change
Financial Advisory	$25,779	$22,500	$3,279	14.6%
Audit and Related	22,652	17,841	4,811	27.0%
Accounting Services	15,936	24,697	-8,761	-35.5%
Miscellaneous	7,055	9,546	-2,491	-26.1%
General Legal	27,127	49,633	-22,506	-45.3%

	$98,549	$124,217	$(25,668)	-20.7%

Selling, general and administrative expenses (“SGA”) increased approximately 22.8% for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. During the three-month period ended June 30, 2010 we recorded $84,507 in license fees associated with our license agreement with DataSci, LLC compared to $148,445 during the three-month period ended June 30, 2009. We accrued $167,661 in conjunction with a software licensing matter with the Business Software Alliance. We anticipate our final licensing cost to approximate $75,000 in this matter but cannot with certainty determine a final license cost as of June 30, 2010. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 27.2% for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the three-month period ended June 30, 2010 we did not record any bad debt expense compared to $8,188 for the three-month period ended June 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $985,594 during the three-month period ended June 30, 2010 compared to $643,682 for the three-month period ended June 30, 2009, an increase of $330,148. Interest incurred to related parties was $288,042 during the three-month period ended June 30, 2010 and $148,991 for the three-month period ended June 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the three month periods ended June 30, 2010 and June 30, 2009.

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

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the three-month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $2,407,655 during the three-month period ended June 30, 2010 compared with a net unrealized gain of $1,240,519 during the three-month period ended June 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the three-month period ended June 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $51,284 in 5% Series A Preferred Stock dividends for the three-month period ended June 30, 2010, compared with arrearages of $52,472 in 5% Series A Preferred Stock dividends for the three-month period ended June 30, 2009. We deducted $51,284 and $52,472 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods that ended June 30, 2010 and June 30, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)	June 30, 2010	December 31, 2009	Change
Cash	$42,478	$60,352	$(17,874)
Accounts Receivable, net of allowance for doubtful accounts	1,001,249	587,119	414,130
Current Assets	1,298,253	886,535	411,718

Accounts Payable and accrued expenses	1,795,429	1,548,215	247,214
Notes payable, current portion	111,800	111,800	—
Notes payable, related parties, current portion	137,500	-0-	137,500
Patent litigation settlement liability, current portion	812,657	627,810	184,847
Deferred revenue, current portion	4,618,028	2,048,305	2,569,723
Convertible notes payable, current portion, net of discount	731,889	402,777	329,112
Convertible notes payable, related parties, current portion, net of discount	893,200	-0-	893,200
Patent settlement liability, current portion	812,657	-0-	812,657
Warrant liability, related parties	609,772	1,977,402	(1,367,630)
Warrant liability	222,641	760,791	(538,150)
Current liabilities	9,981,302	7,541,722	2,439,580

Working Capital (Deficit)	$(8,683,049)	$(6,655,186)	$(2,027,863)

	Disclosure for the six months ended
	June 30, 2010	June 30, 2009
Net cash provided by (used in) operating activities	$(341,878)	$(1,769,074)
Net cash provided by (used in) investing activities	(218,218)	1,038,203
Net cash provided by financing activities	565,000	(372,500)

Net increase (decrease) in cash and cash equivalents	$(17,874)	$(1,098,514)

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

During the six-month period ended June 30, 2010 we issued $565,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit. The Notes bear interest at 12% per annum and mature on December 31, 2011. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being Jun 30, 2010, the Company’s principal executive officer and principal financial officer initially concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described elsewhere herein, in August 2010 we determined that our financial statements for the year ended December 31, 2009 and quarter ended March 31, 2010 could not be relied upon because we incorrectly recorded accounts receivables from certain client contracts and deferred revenue from them which should have not been reported. As a result, management determined that a restatement was required of our financial statements for the year ended December 31, 2009, included in our report on Form 10-K for the fiscal year ended December 31, 2009, and of our interim unaudited financial statements for the period ended March 31, 2010, included in our report on Form 10-Q for the period ended March 31, 2010. The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements. Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at December 31, 2009 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements. This weakness was a result of our incorrect conclusion regarding the correct method of accounting of deferred revenue and accounts receivable in connection with invoicing clients. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

As a result of our restatement of our financial statements for the year ended December 31, 2009 the restatement of our interim unaudited financial statements for the period ended June 30, 2010, is necessary to reflect the effects of the December 31, 2009 restatement on our June 30, 2010 financial statements.

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

OmniComm Systems, Inc.

By:	/s/Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	October 27, 2010

By:	/s/Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	October 27, 2010