Form 10-Q/A
period 2010-03-31
OMNICOMM SYSTEMS INC
filed 2010-11-03
CIK 1034592

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

We are amending our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (the “Original Filing”), to amend and restate our interim unaudited consolidated financial statements for the period ended March 31, 2010 and the related disclosures.

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

All the information in this Form 10-Q/A is as of March 31, 2010 and does not reflect any subsequent information or events other than the restatement and related matters discussed in Note 13 to the consolidated financial statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

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

Item. 1. Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2010 (restated)	December 31, 2009 (restated)
ASSETS

CURRENT ASSETS
Cash	$138,565	$60,352
Accounts receivable, net of allowance for doubtful accounts of $281,480 and $267,526 in 2010 and 2009, respectively	1,345,602	587,119
Prepaid expenses	271,954	239,064

Total current assets	1,756,121	886,535

PROPERTY AND EQUIPMENT, net	1,272,331	1,240,697

OTHER ASSETS
Intangible assets, net	1,044,523	1,160,581
Other assets	34,334	25,882

TOTAL ASSETS	$4,107,309	$3,313,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,594,137	$1,548,215
Notes payable, current portion	111,800	111,800
Notes payable related parties, current portion	137,500	-0-
Deferred revenue, current portion	4,628,883	2,048,305
Conversion feature liability, related parties, current portion	162,800	-0-
Conversion feature liability, current portion	90,358	64,622
Convertible notes payable, current portion	670,333	402,777
Convertible notes payable, related parties, current portion	824,267	-0-
Patent settlement liability, current portion	680,654	627,810

Total current liabilities	8,900,732	4,803,529

Notes payable related parties, long term	-0-	137,500
Deferred revenue, long term	916,863	980,642
Convertible notes payable, related parties, net of current portion	6,776,599	6,996,178
Convertible notes payable, net of current portion	23,833	224,600
Conversion feature liability, related parties, net of current portion	1,025,438	1,809,418
Conversion feature liability, net of current portion	8,600	71,400
Patent settlement liability - long term	1,823,892	1,835,463
Warrant liability, related parties	1,658,994	1,977,402
Warrant liability	661,449	760,791

TOTAL LIABILITIES	21,796,400	19,596,923

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at par	4,125	4,125
Series B preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Series C preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Common stock - 250,000,000 shares authorized, 85,507,699 and 85,507,699 issued and outstanding, respectively, at $.001 par value	86,474	86,474
Additional paid in capital - preferred	3,718,054	3,718,054
Additional paid in capital - common	36,408,585	36,278,798
Less cost of treasury stock: Common - 1,014,830 and 1,014,830 - shares, respectively	(503,086)	(503,086)
Accumulated other comprehensive income	(12,602)	2,934
Accumulated deficit	(57,390,641)	(55,870,527)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(17,689,091)	(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,107,309	$3,313,695

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

The accompanying notes are an integral part of these financial statements

OMNICOMM SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2010	2009
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,520,114)	$97,093
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	-0-	(432)
Common stock issued in lieu of salary	-0-	42,310
Unrealized gain on derivatives	(1,075,994)	(1,714,074)
Interest expense from derivative instruments	671,477	431,248
Employee stock option expense	129,787	214,415
Depreciation and amortization	241,987	65,699
Changes in operating assets and liabilities
Accounts receivable	(758,483)	1,400,552
Prepaid expenses	(32,890)	6,701
Other assets	(8,453)	(4,425)
Accounts payable and accrued expenses	45,923	24,772
Patent settlement liability	41,272	54,178
Deferred revenue	2,516,799	(167,225)

Net cash provided by (used in) operating activities	251,311	450,812

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(164,055)	(55,488)

Net cash provided by (used in) investing activities	(164,055)	(55,488)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(360,000)
Repayments of convertible notes payable	-0-	(12,500)

Net cash provided by financing activities	-0-	(372,500)

Effect of exchange rate changes on cash and cash equivalents	(9,043)	2,232
Net increase (decrease) in cash and cash equivalents	78,213	25,056
Cash and cash equivalents at beginning of period	60,352	2,035,818

Cash and cash equivalents at end of period	$138,565	$2,060,874

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-

Interest	$279,218	$192,034

Non-cash transactions
Common stock issued in lieu of salary	$-0-	$42,310

The accompanying notes are an integral part of these financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

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

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training, professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the periods ended March 31, 2010 and March 31, 2009, respectively are:

	Three Months Ended
Business Activity	3/31/2010		3/31/2009		Increase $	Increase %
Set-up Fees	$1,087,010	40.3%	$1,269,870	52.5%	$(182,860)	-14.4%
Change Orders	27,960	1.0%	142,674	5.9%	(114,714)	-80.4%
Maintenance	1,062,834	39.4%	404,150	16.7%	658,684	163.0%
Software Licenses	148,740	5.5%	431,891	17.9%	(283,151)	-65.6%
Professional Services	35,800	1.3%	168,072	7.0%	(132,272)	-78.7%
Hosting and Subscriptions	335,019	12.4%	-0-	0.0%	335,019	n/a

Totals	$2,697,363	100.0%	$2,416,657	100.0%	$280,706	11.6%

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

	Revenues		Accounts Receivable
For the Period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Accounts Receivable
03/31/2010	1	19%	2	30%
12/31/2009	1	26%	2	22%
03/31/2009	2	44%	1	35%

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented.

	For the periods ended
	March 31, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	-0-	(118,567)

End of period	$281,480	$267,526

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2010, the Company had $5,545,746 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $4,628,883 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

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

Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 76,581,518 for the periods ended March 31, 2010 and March 31, 2009, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 12,286,500 shares of common stock at prices ranging from $0.20 to $0.70 per share were outstanding at March 31, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at March 31, 2010.

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

				Total

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the periods-ended March 31, 2010 and March 31, 2009, respectively.

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

On August 30, 2010, the Company’s Board of Directors concluded that the Company’s consolidated financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 should be restated because we incorrectly recorded accounts receivables from certain client contracts from invoices sent to clients during December 2009 and March 31, 2010. The Company’s Management concluded that the invoices should have not been reported and that the associated transactions were incorrectly accounted for under generally accepted accounting principles (“GAAP”).

The Company has concluded that there were material accounting errors with respect to certain customer accounts receivable issued during December 2009 and March 31, 2010. Subsequent to filing our financial statements for the year ended December 31, 2009 and for the quarter ended March 31, 2010 we have determined that certain customer receivables totaling $2,425,423 that were recorded at December 31, 2009 should instead have been recorded in January 2010. In addition, we determined that certain customer receivables totaling $687,970 that were recorded at March 31, 2010 should instead have been recorded in April 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under GAAP since the services are expected to be rendered on a go-forward basis. Given this accounting treatment, the client billings should have been recorded as a receivable and in turn a deferred revenue obligation in the month the obligations are expected to be collected. As a result of this error, we have restated our consolidated balance sheets at December 31, 2009 and March 31, 2010 and our consolidated statements of cash flows for the year ended December 31, 2009 and for the quarter ended March 31, 2010.

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet at March 31, 2010 and the Company’s consolidated statement of cash flows for the three months ended March 31, 2010:

	March 31, 2010
	As Restated	As Previously Filed
Accounts receivable, net of allowance for doubtful accounts of $267,526 and $150,933 in 2009 and 2008, respectively	$1,345,602	$2,033,573
Total current assets	1,756,121	2,444,092

TOTAL ASSETS	4,107,309	4,795,280

Deferred revenue, current portion	4,628,883	5,241,474

Total current liabilities	8,900,732	9,513,323

Deferred revenue, long term	916,863	992,243

TOTAL LIABILITIES	21,796,400	22,484,371

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,107,309	$4,795,280

	For the Three Months Ended March 31, 2010
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$(758,483)	$1,087,611

Deferred revenue	$2,516,799	$670,705

NOTE 14:	SUBSEQUENT EVENTS:

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

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are “forward looking statements”. These statements can often be identified by the use of forward-looking terminology such as “estimate”, “project”, “believe”, “expect”, “may”, “will’, “should”, “intends”, or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

The Three-Month Period-ended March 31, 2010 Compared with the Three-Month Period ended March 31, 2009

Results of Operations

A summarized version of our results of operations for the three-month periods ended March 31, 2010 and March 31, 2009 is included in the table below.

Summarized Statement of Operations

	For the three month periods ended March 31,
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$2,697,363		$2,416,657		$280,706	11.6%

Cost of sales	434,871	16.1%	494,820	20.5%	(59,949)	-12.1%

Gross margin	2,262,492	83.9%	1,921,837	79.5%	340,655	17.7%

Salaries, benefits and related taxes	2,685,750	99.6%	2,191,509	90.7%	494,241	22.6%

Rent	200,734	7.4%	138,587	5.7%	62,147	44.8%

Consulting	210,724	7.8%	38,709	1.6%	172,015	444.4%
Legal and professional fees	85,516	3.2%	112,663	4.7%	(27,147)	-24.1%
Selling, general and administrative	241,017	8.9%	248,198	10.3%	(7,181)	-2.9%

Total operating expenses	3,888,139	144.1%	2,894,122	119.8%	994,017	34.3%

Operating income (loss)	(1,625,647)	-60.3%	(972,285)	-40.2%	(653,362)	67.2%

Interest expense	(970,508)	-36.0%	(648,589)	-26.8%	(321,919)	49.6%

Interest income	47	0.0%	3,461	0.1%	(3,414)	-98.6%
Gain (Loss) on Extinguishment of Debt	—	0.0%	432	0.0%	(432)	-100.0%
Unrealized gain on derivatives	1,075,994	39.9%	1,714,074	70.9%	(638,080)	-37.2%

Net (loss)	(1,520,114)	-56.4%	97,093	4.0%	(1,617,207)	-1665.6%

Total preferred stock dividends	(50,720)	-1.9%	(49,531)	-2.0%	(1,189)	2.4%

Net (loss) attributable to common stockholders	$(1,570,834)	-58.2%	$47,562	2.0%	$(1,618,396)	-3402.7%

Net (loss) per share	$(0.02)		$0.00

Weighted average number of shares outstanding	85,507,699		76,581,518

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

There were arrearages of $50,720 in 5% Series A Preferred Stock dividends for the quarter ended March 31, 2010, compared with arrearages of $49,531in 5% Series A Preferred Stock dividends for the quarter ended March 31, 2009. We deducted $50,720 and $49,531 from Net Income (Loss) Attributable to Common Stockholders’ for the quarters ended March 31, 2010 and March 31, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)	March 31, 2010	December 31, 2009	Change

Cash	$138,565	$60,352	$78,213
Accounts Receivable, net of allowance for doubtful accounts	1,345,602	587,119	758,483

Current Assets	1,756,121	886,535	869,586

Accounts Payable and accrued expenses	1,594,137	1,548,215	45,922

Notes payable, current portion	111,800	111,800	—
Notes payable, related parties, current portion	137,500	—	137,500
Patent litigation settlement liability, current portion	680,654	627,810	52,844

Deferred revenue, current portion	4,628,883	2,048,305	2,580,578

Convertible notes payable, current portion	670,333	402,777	267,556
Convertible notes payable, related parties current portion	824,267	—	824,267

Current Liabilities	8,900,732	4,803,529	4,097,203

Working Capital (Deficit)	$(7,144,611)	$(3,916,994)	$(3,227,617)

	Disclosure for the three month periods ended
	March 31, 2010	March 31, 2009
Net cash provided by (used in) operating activities	$251,311	$450,812
Net cash provided by (used in) investing activities	(164,055)	(55,488)

Net cash provided by financing activities	—	(372,500)

Net increase (decrease) in cash and cash equivalents	$78,213	$25,056

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2010, the Company’s principal executive officer and principal financial officer initially concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As described elsewhere herein, in August 2010 we determined that our financial statements for the year ended December 31, 2009 could not be relied upon because we incorrectly recorded accounts receivables from certain client contracts and deferred revenue from them which should have not been reported. As a result management determined that a restatement was required of our financial statements for the year ended December 31, 2009, included in our report on Form 10-K for the fiscal year ended December 31, 2009, and of our interim unaudited financial statements for the period ended March 31, 2010, included in our report on Form 10-Q for the period ended March 31, 2010. The restatement of our interim unaudited financial statements for the period ended March 31, 2010, was necessary to reflect the effects of the December 31, 2009 restatement on our March 31, 2010 financial statements. Because of this error, our principal executive officer and our principal financial officer have subsequently concluded that our disclosure controls and procedures were not effective at December 31, 2009 as a result of a material weakness in our internal control over financial reporting which led to the restatement of our financial statements. This weakness was a result of our incorrect conclusion regarding the correct method of accounting of deferred revenue and accounts receivable in connection with invoicing clients. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

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

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	November 3, 2010

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	November 3, 2010