Form 10-Q
period 2010-09-30
OMNICOMM SYSTEMS INC
filed 2010-11-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number: 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	11-3349762
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2101 W. Commercial Blvd. Suite 3500, Ft. Lauderdale, FL	33309
Address of principal executive offices	Zip Code

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 14, 2010: 85,507,699 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE NINE

MONTH PERIOD ENDED SEPTEMBER 30, 2010

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	53
Item 4T	Controls and Procedures.	53
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	54
Item 1A.	Risk Factors.	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	54
Item 3.	Defaults Upon Senior Securities.	54
Item 4.	Removed and Reserved.	54
Item 5.	Other Information.	54
Item 6.	Exhibits.	54
SIGNATURES
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002- CEO Cornelis F. Wit and CFO Ronald T. Linares

PART I. FINANCIAL INFORMATION

Item. 1. Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009 (restated)
ASSETS
CURRENT ASSETS
Cash	$29,942	$60,352
Accounts receivable, net of allowance for doubtful accounts of $281,480 and $267,526 in 2010 and 2009, respectively	729,906	587,119
Prepaid expenses	152,464	239,064

Total current assets	912,312	886,535

PROPERTY AND EQUIPMENT, net	1,135,961	1,240,697

OTHER ASSETS
Intangible assets, net	812,409	1,160,581
Other assets	16,232	25,882

TOTAL ASSETS	$2,876,914	$3,313,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,976,598	$1,548,215
Bank overdraft	125,926	-0-
Notes payable, current portion	111,800	111,800
Notes payable related parties, current portion	137,500	-0-
Deferred revenue, current portion	3,448,472	2,048,305
Conversion feature liability, related parties, current portion	28,885	-0-
Conversion feature liability, current portion	6,051	64,622
Convertible notes payable, current portion, net of discount	814,562	402,777
Convertible notes payable, related parties, current portion, net of discount	3,869,969	-0-
Patent settlement liability, current portion	736,837	627,810
Warrant liability, related parties	234,917	1,977,402
Warrant liability	73,941	760,791

Total current liabilities	11,565,458	7,541,722

Notes payable related parties, long term	2,260,000	137,500
Deferred revenue, long term	687,546	980,642
Convertible notes payable, related parties, net of current portion	4,867,950	6,996,178
Convertible notes payable, net of current portion	-0-	224,600
Conversion feature liability, related parties, net of current portion	79,245	1,809,418
Conversion feature liability, net of current portion	-0-	71,400
Patent settlement liability - long term	1,661,983	1,835,463

TOTAL LIABILITIES	21,122,182	19,596,923

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value	4,125	4,125
Series B preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Series C preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at par	-0-	-0-
Common stock - 250,000,000 shares authorized, 85,507,699 and 85,507,699 issued and outstanding, respectively, at $.001 par value	85,508	85,508
Additional paid in capital - preferred	3,718,054	3,718,054
Additional paid in capital - common	36,745,960	36,279,764
Less cost of treasury stock: Common - 1,014,830 and 1,014,830- shares, respectively	(503,086)	(503,086)
Accumulated other comprehensive income (expense)	(30,546)	2,934
Accumulated deficit	(58,265,283)	(55,870,527)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(18,245,268)	(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,876,914	$3,313,695

See accompanying summary of accounting policies and notes to the unaudited financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Total revenues	$9,076,158	$6,692,440	$3,168,806	$2,461,464

Cost of sales	1,288,472	1,396,935	475,069	450,690

Gross margin	7,787,686	5,295,505	2,693,737	2,010,774

Operating expenses
Salaries, benefits and related taxes	7,917,389	6,785,888	2,495,741	2,497,681
Rent	708,376	514,168	273,567	239,337
Consulting services	404,848	124,455	112,471	35,124
Legal and professional fees	263,379	474,237	79,314	237,358
Travel	380,740	289,725	141,785	110,425
Telephone and internet	207,617	104,645	64,310	39,001
Selling, general and administrative	925,747	883,061	216,674	253,614
Bad debt expense	13,954	143,794	-0-	128,053
Depreciation Expense	386,116	239,476	130,774	108,424
Amortization Expense	348,175	116,058	116,058	116,058

Total operating expenses	11,556,341	9,675,507	3,630,694	3,765,075

Operating income (loss)	(3,768,655)	(4,380,002)	(936,957)	(1,754,301)

Interest expense	(2,007,044)	(1,338,617)	(612,227)	(445,018)
Interest expense, related parties	(879,699)	(612,104)	(318,415)	(213,528)
Interest income	48	4,395	-0-	96
Gain on extinguishment of debt	-0-	432	-0-	-0-
Change in derivative liabilities	4,260,594	2,349,194	776,945	(605,399)

Income (loss) before income taxes and preferred dividends	(2,394,756)	(3,976,702)	(1,090,654)	(3,018,150)

Net income (loss)	(2,394,756)	(3,976,702)	(1,090,654)	(3,018,150)

Preferred stock dividends
Preferred stock dividends in arrears Series A Preferred	(153,850)	(153,850)	(51,847)	(51,847)

Total preferred stock dividends	(153,850)	(153,850)	(51,847)	(51,847)

Net income (loss) attributable to common stockholders	$(2,548,606)	$(4,130,552)	$(1,142,501)	$(3,069,997)

Net income (loss) per share
Basic and Diluted	$(0.03)	$(0.05)	$(0.01)	$(0.04)

Weighted average number of shares outstanding Basic and Diluted	85,507,699	79,787,889	85,507,699	85,252,194

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,394,756)	$(3,976,701)
Adjustment to reconcile net income (loss) to net cash (used in) operating activities
Gain on extinguishment of debt	-0-	(432)
Common stock issued in lieu of salary	-0-	109,178
Change in derivative liabilities	(4,260,594)	(2,349,194)
Interest expense from derivative instruments	1,928,926	1,286,831
Employee stock option expense	466,196	630,969
Depreciation and amortization	734,291	355,534
Bad debt expense	13,954	143,794
Common stock issued for services	-0-	62,250
Changes in operating assets and liabilities
Accounts receivable	(156,741)	1,449,462
Prepaid expenses	86,600	(45,926)
Other assets	9,650	(1,354)
Accounts payable and accrued expenses	428,381	(135,988)
Patent settlement liability	(64,453)	(21,019)
Deferred revenue	1,107,070	(1,143,062)

Net cash provided by (used in) operating activities	(2,101,476)	(3,635,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	-0-	1,150,000
Purchase of Logos Technologies, Ltd. Assets	-0-	(152,628)
Purchase of property and equipment	(281,380)	(145,615)

Net cash provided by (used in) investing activities	(281,380)	851,757

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts	125,926	-0-
Repayments of notes payable	-0-	(360,000)
Repayments of convertible notes payable	-0-	(12,500)
Proceeds from issuances of convertible notes payable	-0-	1,400,000
Proceeds from issuances of notes payable	2,260,000	-0-

Net cash provided by (used in) financing activities	2,385,926	1,027,500

Effect of exchange rate changes on cash	(33,480)	2,061

Net increase (decrease) in cash and cash equivalents	(30,410)	(1,754,340)
Cash and cash equivalents at beginning of period	60,352	2,035,818

Cash and cash equivalents at end of period	$29,942	$281,478

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-

Interest	$703,005	$602,809

Non-cash transactions
Common stock issued in lieu of salary	$-0-	$109,178
Common stock issued for services	$-0-	$62,250
Common stock for the acquisition of assets and liabilities assumed:
Fixed assets	$-0-	$36,006
Prepaid expenses	$-0-	$44,707
Customer list	$-0-	$1,392,701
Software application code	$-0-	$324,964
Present value of assumed patent liability	$-0-	$267,790
Deferred Revenue	$-0-	$954,588

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2009 TO SEPTEMBER 30, 2010

				Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Common Stock		Additional Paid In Capital			Additional Paid In Capital			Additional Paid In Capital			Additional Paid In Capital
	Number of Shares	$ 0.001 Par Value		Number of Shares	$ 0.001 Par Value		Number of Shares	$ 0.001 Par Value		Number of Shares	$ 0.001 Par Value
Balances at December 31, 2008	76,579,951	$76,580	$33,431,236	4,125,224	$4,125	$3,718,054	—	$—	$—	—	$0	$0

Common stock issued in lieu of wages	405,055	405	108,777
Employee stock option expense			960,024
Common stock issued for services	415,000	415	61,835
Common stock issued in asset acquisition	8,100,000	8,100	1,717,900
Common stock issued for cashless exercise of warrants	7,693	8	(8)
Foreign currency translation adjustment
Net loss for the period ended December 31, 2009	—	—	—	—	—	—	—	—	—	—	—	—

Balances at December 31, 2009	85,507,699	85,508	36,279,764	4,125,224	4,125	3,718,054	—	—	—	—	0	0

Employee stock option expense			466,196
Foreign currency translation adjustment
Net loss for the period ended September 30, 2010	—	—	—	—	—	—	—	—	—	—	—	—

Balances at September 30, 2010	85,507,699	$85,508	$36,745,960	4,125,224	$4,125	$3,718,054	—	$—	$—	—	0	$0

						Total Shareholders’ Equity (Deficit)

				Accumulated Other Comprehensive Income
	Accumulated Deficit	Deferred Compensation	Subscription Receivable		Treasury Stock
Balances at December 31, 2008	$(47,800,180)	$(0)	$(0)	$989	$(503,086)	$(11,072,282)

Common stock issued in lieu of wages						109,182
Employee stock option expense						960,024
Common stock issued for services						62,250
Common stock issued in asset acquisition						1,726,000
Common stock issued for cashless exercise of warrants						—
Foreign currency translation adjustment				1,945		1,945
Net loss for the period ended December 31, 2009	(8,070,347)	—	—	—	—	(8,070,347)

Balances at December 31, 2009	(55,870,527)	(0)	(0)	2,934	(503,086)	(16,283,228)

Employee stock option expense						466,196
Foreign currency translation adjustment				(33,480)		(33,480)
Net loss for the period ended September 30, 2010	(2,394,756)	—	—	—	—	(2,394,756)

Balances at September 30, 2010	$(58,265,283)	$(0)	$(0)	$(30,546)	$(503,086)	$(18,245,267)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. and subsidiaries (the “OmniComm”, “Company,” “we,” “us,” or “our”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical Suite™, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software applications and services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the nine month period ended September 30, 2010 and September 30, 2009 we spent $2,779,262 and $1,271,211 respectively, on research and development activities, which include costs associated with customization of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year-ended December 31, 2009.

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

REVENUES

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

•	the sale and transfer of our software products on a licensed basis and the associated installation, validation and training, professional and consulting services we provide licensees; and

•	the hosting and subscription fees paid by our customers for hosting our ASP application in our servers and also for hosting their data collected during their clinical trial projects.

The fees associated with each business activity for the nine month periods ended September 30, 2010 and September 30, 2009, respectively are:

	For the nine months ended
Business Activity	September 30, 2010	September 30, 2009
Set-up Fees	$3,240,774	$3,515,380
Change Orders	125,632	341,388
Maintenance	3,269,537	1,562,797
Software Licenses	1,014,973	515,157
Professional Services	566,141	431,370
Hosting & Subscriptions	859,101	326,348

Totals	$9,076,158	$6,692,440

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The Company had recorded an allowance for uncollectible accounts receivable of $281,480 and $267,526 as of September 30, 2010 and, December 31, 2009 respectively.

CONCENTRATION OF CREDIT RISK

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with credit worthy financial institutions, however, the Company does maintain cash in its accounts from time-to-time that exceed the maximum federally insured limits. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries. Management believes that credit risk exists but that any credit risk the Company faces has been adequately reserved for as of September 30, 2010. Prior to 2008, the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. Beginning in the second half of fiscal 2008 and continuing through the first half of 2010, the biotechnology industry has experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable have consistently been within management’s expectations. The overall downturn in the global economy impacted several of the Company’s clients beginning in late 2008. The Company’s collection periods have extended during the recent economic downturn and the Company has experienced some instances of uncollectible accounts. Due to these factors, the Company believes that at September 30, 2010, no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts exists. The Company reevaluates the allowance on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for approximately 21% of our revenues during the first nine months of 2010 or $1,900,198. One customer accounted for approximately 28% of our revenues during the nine month period ended September 30, 2009 or $1,870,670. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the periods ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Revenues
September 30, 2010	1	21%	2	27%
December 31, 2009	1	26%	2	22%
September 30, 2009	1	28%	3	34%

The following table summarizes activity in the Company’s allowance for doubtful accounts for the periods presented.

	For the periods ended
	September 30, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	-0-	(118,567)

End of period	$281,480	$267,526

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income (loss) in periods following an asset acquisition. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2010, the Company had $4,136,018 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $3,448,472 in deferred revenues that are expected to be recognized in the next twelve months.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $184,360 and $207,538 for the nine month period ended September 30, 2010 and September 30, 2009, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”, (“SFAS 86”) (Codified within ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under SFAS 86. During the nine month periods ended

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

September 30, 2010 and September 30, 2009 we spent $2,779,262 and $1,271,211 respectively, on research and development activities, which include costs associated with customization of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers.

EMPLOYEE EQUITY INCENTIVE PLANS

The company has an employee equity incentive plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”), which was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees under the terms of the plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the plan document. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (Codified within ASC 718, Compensation – Stock Compensation) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company’s Unaudited Consolidated Financial Statements as of and for the nine–month periods ended September 30, 2010 and September 30, 2009, respectively, reflect the impact of SFAS No. 123(R).

Stock-based compensation recognized in the Company’s Unaudited Consolidated Statements of Operations for the nine month periods ended September 30, 2010 and September 30, 2009 includes compensation expense for share-based awards granted prior to, but not fully vested as of January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123 as well as compensation expense for share-based awards granted from January 1, 2006 to September 30, 2010 in accordance with SFAS No. 123(R). The Company currently uses the American Binomial option pricing model to determine grant date fair value.

EARNINGS PER SHARE

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 128, “Earnings per Share”, (“SFAS 128”) (Codified with ASC 260, Earnings Per Share). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method. Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 79,787,889 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. There were no differences between basic and diluted earnings per share for the nine month period ended September 30, 2010 and September 30, 2009. The Company’s stock options, convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share. Options to purchase 13,627,000 shares of common stock at prices ranging from $0.12 to $0.70 per share were outstanding at September 30, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at September 30, 2010. These shares were excluded from diluted earnings per share because their effect would have been antidilutive. The Company has 27,200,000 shares underlying convertible debt as of September 30, 2010. The Company has 4,125,224

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

shares of its Series A Preferred Stock outstanding as of September 30, 2010 which is convertible into 2,750,149 shares of its common stock as of September 30, 2010. Basic earnings per share were calculated using the weighted average number of shares outstanding of 85,507,699 and 85,252,194 for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2010, we adopted the following new accounting pronouncements:

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

In the second quarter of 2010, we adopted the following new accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update No. 2010-09. “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events”, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and SEC’s requirements. The update did not have a material impact on the Company’s consolidated results of operations or financial position.

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period-ending September 30, 2010 there is substantial doubt about the Company’s ability to continue as a going concern. In addition, our former auditors Greenberg & Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2010 regarding our audited financial statements for the year ended December 31, 2009.

NOTE 4	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding and dilutive EPS adds the dilutive effect of stock options and other common stock equivalents. According to ASC-260-10-45-19 “Earnings per Share, Other Presentation Matters,” our loss attributable to continuing operations negates the need to include any potential dilutive shares that may have otherwise

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

needed to be included. Potentially antidilutive shares aggregating 85,457,739 and 73,995,897 have been omitted from the calculation of dilutive EPS for the nine and three month periods ended September 30, 2010 and September 30, 2009, respectively. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

For the Nine months Ended
	September 30,2010			September 30,2009
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	($2,548,606)	85,507,699	($0.03)	($4,130,552)	79,787,889	($0.05)

Effect of Dilutive Securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	($2,548,606)	85,507,699	($0.03)	($4,130,552)	79,787,889	($0.05)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

For the Three Months Ended
	September 30,2010			September 30,2009
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	($1,142,501)	85,507,699	($0.01)	($3,069,997)	85,252,194	($0.04)

Effect of Dilutive Securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	($1,142,501)	$85,507,699	($0.01)	($3,069,997)	$85,252,194	($0.04)

NOTE 5:	PROPERTY AND EQUIPMENT, AT COST

Property and equipment consists of the following:

	September 30, 2010		December 31, 2009
	Cost	Accumulated Depreciation	Cost	Accumulated Depreciation	Estimated Useful Lives
Computer & Office Equipment	$1,459,935	$867,528	$1,309,329	$719,222	5 Years
Leasehold Improvements	81,651	47,223	64,110	37,592	5 Years
Computer Software	1,344,834	864,424	1,230,989	642,042	3 Years

Office Furniture	102,159	73,443	102,159	67,034	5 Years

	$2,988,579	$1,852,618	$2,706,587	$1,465,890

Depreciation expense for the periods ended September 30, 2010 and September 30, 2009 was $386,116 and $239,476 respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	September 30, 2010			December 31, 2009
		Accumulated	Net Book		Accumulated	Net Book	Estimated
	Cost	Amortization	Value	Cost	Amortization	Value	Useful Life
Customer lists	$1,392,701	$580,292	$812,409	$1,392,701	$232,116	$1,160,585	3 years

	$1,392,701	$580,292	$812,409	$1,392,701	$232,116	$1,160,585

Amortization expense for the periods ended September 30, 2010 and September 30, 2009 was $348,175 and $116,058 respectively.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

The remaining annual amortization expense for the Company’s intangible assets is as follows:

2010	$116,058
2011	464,233
2012	232,118
2013	-0-
2014	-0-

Total	$812,409

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2010	December 31, 2009
Accounts payable	$789,286	$1,200,674
Accrued payroll and related costs	448,641	119,137
Other accrued expenses	146,640	11,821
Accrued interest	592,031	216,583

Total Accounts Payable and Accrued Expenses	$1,976,598	$1,548,215

NOTE 8:	NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

At September 30, 2010, the Company owed $2,509,300 in notes payable. The table below provides details as to the terms and conditions of the notes payable.

Origination Date	Due Date	Related Party	Interest Rate	Amount	Short Term	Long Term
January 1, 2009	October 1, 2010	No	9.00%	$51,800	$51,800	$-0-
January 1, 2009	October 1, 2010	No	9.00%	60,000	60,000	-0-
December 31, 2008	January 31, 2011	Yes	9.00%	137,500	137,500	-0-
April 13, 2010	December 31, 2011	Yes	12.00%	450,000	-0-	450,000
June 30, 2010	December 31, 2011	Yes	12.00%	115,000	-0-	115,000
September 30, 2010	December 31, 2011	Yes	12.00%	1,695,000	-0-	1,695,000

				$2,509,300	$249,300	$2,260,000

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

NOTE 9:	CONVERTIBLE DEBT

The following table summarizes the convertible debt activity the Company undertook during fiscal 2008 and 2009 and which is still outstanding as of September 30, 2010.

Origination Date	Interest Rate	Original Principal	Allocated Discount	Total Discount Amortized	Discount at September 30, 2010	Carrying Amount at September 30, 2010
8/29/08	10%	$2,270,000	$2,052,080	$2,052,080	$-0-	$2,270,000
12/16/08	12%	5,075,000	1,370,250	1,256,063	114,188	4,960,813
9/30/09	12%	1,400,000	526,400	350,933	175,467	1,224,533
12/31/09	12%	1,490,000	935,720	467,860	467,860	1,022,136

Totals		$10,235,000	$4,884,450	$4,126,936	$757,514	$9,477,482

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants to three accredited investors, including our Chief Executive Officer. We granted the holders a security interest in all of our assets to secure performance of our obligations under the Debentures and the other transaction agreements.

Effective August 30, 2010 the Company defaulted on principal payments totaling $350,000 on two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010 . The two investors holding the outstanding convertible notes are long time investors in the Company and we are currently in negotiations to extend the maturity of the notes although there can be no assurance that the extension will be granted. We are currently in arrears on principal and interest payments owed totaling $423,164 on the Convertible Debentures.

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2010 by year are as follows:

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

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

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

The Company also adopted the provisions of Statement of Financial Accounting Standards No. 159 (“SFAS 159”) (Codified within ASC 825, Financial Instruments) in the first quarter of 2008. SFAS No. 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted during the periods-ended September 30, 2010 and September 30, 2009, respectively.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2010 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815.

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

	Carrying Amount at 12/31/09	Carrying Amount at 09/30/10	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives: (2)
Conversion feature liability	$1,945,440	$114,181	$-0-	$-0-	$114,181
Warrant liability	2,738,193	308,858	-0-	-0-	308,858

Total of Derivatives	$4,683,633	$423,039	$-0-	$-0-	$423,039

(1)	The Income approach was used as a valuation technique.
(2)	The fair value of the Derivative Instruments was estimated using the American Binomial option pricing model with the following assumptions for the nine month period ended September 30, 2010.

Significant Valuation Assumptions of Derivative Instruments

Risk free interest rate convertible notes	0.16% to 0.64%
Risk free interest rate convertible warrants	0.27% to 0.64%
Dividend yield	0.00%
Expected volatility	72.2%
Expected life (range in years):
Conversion feature liability	0.00 to 3.21
Warrant liability	1.41 to 3.25

	For the nine months ended Change in derivative liabilities
	September 30, 2010	September 30, 2009
The net amount of total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to derivative liabilities still held at the reporting date	$4,260,594	$2,349,194

Total gains included in earnings	$4,260,594	$2,349,194

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under an operating lease. The minimum future lease payments required under the Company’s operating leases at September 30, 2010 are as follows:

2010	$182,926
2011	564,310
2012	297,061
2013	343,135
2014	353,212

Total	$1,740,644

In addition to annual base rental payments the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $708,376 and $514,168 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

The Company’s corporate office lease expires in September 2016. The Company’s lease on its New Jersey field office expires in February 2013. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Bonn, Germany under the terms of a lease that expires in June 2011.

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

2010	$111,837
2011	700,000
2012	450,000
2013	450,000
2014	450,000
2015-2017	1,350,000

Total	$3,511,837

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

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

During the nine month period ended September 30, 2010, the Company recorded a an additional expense in the amount of $374,782 which amount represents (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month period ended September 30, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

ALPHADAS LICENSING AGREEMENT

Effective September 30, 2010 the Company and Logos Holdings, Ltd. ( a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system. Pursuant to the agreement the Company agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning with August 3, 2009, the date of the Company’s acquisition of Logos Technologies. The license limits the total license fee payable by the Company to $200,000. The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company. The Company has recorded an accrual of $44,987 as of September 30, 2010 for this liability.

NOTE 12:	Stockholders’ Equity

Stock Options Issued for Services

The following tables summarize all stock options to employees and consultants for the nine months ended September 30, 2010, and the related changes during these periods are presented below.

Stock Options	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2009	12,061,500
Granted	1,865,000
Exercised	—
Forfeited	(924,500)

Balance at September 30, 2010	13,002,000	$0.30

Options Exercisable at September 30, 2010	11,157,000	$0.31

Weighted average fair value of options granted during 2010		$0.10

Of the total options granted, 11,157,000 are fully vested, exercisable and non-forfeitable.

During 2010, the Company has granted 1,865,000 options to employees and directors of the Company under the Company’s 2009 Equity Incentive Plan. The calculated fair value of those option grants total $186,040. The calculated fair value will be amortized as expense ratably over the vesting periods of the specific options. The typical vesting period for options granted to employees is two years with vesting occurring evenly on the first and second anniversary of the option grant.

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

The following table summarizes information about stock options for the Company as of September 30, 2010:

2010 Options Outstanding				2010 Options Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$ 0.00 -0.20	1,955,000	4.31	$0.19	1,330,000	$0.20
$ 0.25 -0.29	5,398,000	3.03	$0.26	4,808,000	$0.26
$ 0.31 -0.49	1,115,000	3.15	$0.45	1,110,000	$0.45
$ 0.50 -0.70	4,534,000	3.04	$0.60	3,909,000	$0.60

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

Stock Option Assumptions
Risk-free interest rate	2.1%
Expected dividend yield	0.0%
Expected volatility	72.7%
Expected life of options (in years)	5

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the nine months ended September 30, 2010 and September 30, 2009, and the related changes during these periods are presented below.

September 30, 2010 Warrants Outstanding				September 30, 2010 Warrants Exercisable
Range of Exercise Price	Number Outstanding at 30-Sep-10	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 30-Sep-10	Weighted Average Exercise Price
$ 0.25 – 0.60	40,808,241	2.21	$0.44	40,808,241	$0.44

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

Warrants
Balance at December 31, 2009	40,808,241
Issued	-0-
Exercised	-0-
Forfeited	-0-

Balance at September 30, 2010	40,808,241

Warrants Exercisable at September 30, 2010	40,808,241

Weighted Average Fair Value of Warrants Granted During 2010	$-0.00-

NOTE 13:	RELATED PARTY TRANSACTIONS

For the nine month period ended September 30, 2010 we have incurred $879,699 in interest expense payable to related parties, and we incurred $612,104 in interest expense to related parties for the nine month period ended September 30, 2009.

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

During the quarter ended September 30, 2010 we issued a promissory note with a principal amount of $1,695,000 to Cornelis Wit, our Chief Executive Officer and a Director. The promissory note bears interest at 12% per annum and is due on December 31, 2011.

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

The following tables set forth the effects of the restatement on certain line items within the Company’s consolidated balance sheet at December 31, 2009 and March 31, 2010 and the Company’s consolidated statement of cash flows for the year ended December 31, 2009, the three months ended March 31, 2010 and six months ended June 30, 2010.

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

	Balance Sheet
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

	Balance Sheet
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

	Statement of Cash Flows
	For the Year Ended December 31, 2009
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$2,020,774	$(513,290)

Deferred revenue	$(2,359,900)	$174,165

	Statement of Cash Flows
	For the Three Months Ended March 31, 2010
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$(758,483)	$1,087,611

Deferred revenue	$2,516,799	$670,705

	Statement of Cash Flows
	For the Six Months Ended June 30, 2010
	As Restated	As Previously Filed
Change in assets and liabilities:
Accounts receivable	$(428,084)	$(281,272)

Deferred revenue	$2,451,436	$2,304,624

OMNICOMM SYSTEMS, INC. AND SUBSIDARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Continued)

NOTE 15:	SUBSEQUENT EVENTS

The Company has issued promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit. The promissory notes bear interest at a rate of 12% per annum with interest paid monthly. The maturity date of the five promissory notes is December 31, 2011. The table below provides the dates and amounts of each of the promissory notes.

Date	Amount
October 15, 2010	$150,000
October 26, 2010	140,000
October 28, 2010	200,000
November 3, 2010	43,500
November 10, 2010	200,000

Total	$733,500

On October 15, 2010 the Company entered into a settlement agreement with the Business Software Alliance regarding licensing of certain Microsoft software products. Based on the terms of the agreement the Company has agreed to pay $50,000, in ten installments of $5,000 each to the BSA to resolve their dispute. The Company has recorded an accrual of $50,000 in this matter as of September 30, 2010.

On November 12, 2010 the Company extended promissory notes in the principal amount of $51,800 to Noesis NV and $60,000 to Noesis LLC. The notes originally matured on October 1, 2010. The terms of the extended promissory notes include interest at 12% per annum with a maturity date of January 1, 2012.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical Suite™, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

During the first nine months of fiscal 2010 we have sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities, and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During the first nine months of 2010, we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”) and Logos Technologies Ltd. (“Logos Technologies”) and will seek to aggressively expand the scope of our sales and marketing operations there.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We have spent $2,779,262 and $1,271,211 on R & D activities during the nine month periods ended September 30, 2010 and September 30, 2009, respectively. The majority of these expenses represent salaries to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced, both via organic growth and through our 2009 acquisitions, success in broadening our client roster over the past several fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne™ products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the remainder of fiscal 2010, we will continue commercializing our products on a licensed basis and expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors. Our clients will be able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and the Logos EDC Assets) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there. Through September 30, 2010 the European market accounts for approximately 15% of total revenues.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of fiscal 2010 and during fiscal 2011. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

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

Effective September 30, 2010 the Company and Logos Holdings, Ltd. ( a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system. Pursuant to the agreement the Company agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning with August 3, 2009, the date of the Company’s acquisition of Logos Technologies. The license limits the total license fee payable by the Company to $200,000. The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company.

The Nine month Period-ended September 30, 2010 Compared with the Nine month Period ended September 30, 2009

Results of Operations

A summarized version of our results of operations for the nine month periods ended September 30, 2010 and September 30, 2009 is included in the table below.

Summarized Statement of Operations

	For the nine months ended
	September 30,
		% of		% of	$	%
	2010	Revenues	2009	Revenues	Change	Change
Total revenues	$9,076,158		$6,692,440		$2,383,718	35.6%

Cost of sales	1,288,472	14.2%	1,396,935	20.9%	(108,463)	-7.8%

Gross margin	7,787,686	85.8%	5,295,505	79.1%	2,492,181	47.1%

Salaries, benefits and related taxes	7,917,389	87.2%	6,785,888	101.4%	1,131,501	16.7%
Rent	708,376	7.8%	514,168	7.7%	194,208	37.8%
Consulting	404,848	4.5%	124,455	1.9%	280,393	225.3%
Legal and professional fees	263,379	2.9%	474,237	7.1%	(210,858)	-44.5%
Other expenses	1,336,602	14.7%	893,698	13.4%	442,904	49.6%
Selling, general and administrative	925,747	10.2%	883,061	13.2%	42,686	4.8%

Total operating expenses	11,556,341	127.3%	9,675,507	144.6%	1,880,834	19.4%

Operating (loss)	(3,768,655)	-41.5%	(4,380,002)	-65.4%	611,347	-14.0%

Interest expense	(2,886,743)	-31.8%	(1,950,721)	-29.1%	(936,022)	48.0%
Interest income	48	0.0%	4,395	0.1%	(4,347)	-98.9%
Gain (Loss) on extinguishment of debt	-0-	0.0%	432	0.0%	(432)	-100.0%
Change in derivatives	4,260,594	46.9%	2,349,194	35.1%	1,911,400	81.4%

Net (loss)	(2,394,756)	-26.4%	(3,976,702)	-59.4%	1,581,946	-39.8%

Total preferred stock dividends	(153,850)	-1.7%	(153,850)	-2.3%	0	0.0%

Net (loss) attributable to common stockholders	$(2,548,606)	-28.1%	$(4,130,552)	-61.7%	$1,581,946	-38.3%

Net (loss) per share	$(0.03)		$(0.05)

Weighted average number of shares outstanding	85,507,699		79,787,889

Revenues for the nine month period ended September 30, 2010 increased approximately 35.6% from the nine month period ended September 30, 2009. The table below provides a comparison of our recognized revenues for the nine month periods ended September 30, 2010 and September 30, 2009.

	For the nine months ended
Business Activity	September 30, 2010		September 30, 2009		Increase $	Increase %
Set-up Fees	$3,240,774	35.7%	$3,515,380	52.5%	$(274,606)	-7.8%

Change Orders	125,632	1.4%	341,388	5.1%	(215,756)	-63.2%

Maintenance	3,269,537	36.0%	1,562,797	23.4%	1,706,740	109.2%

Software Licenses	1,014,973	11.2%	515,157	7.7%	499,816	97.0%
Professional Services	566,141	6.2%	431,370	6.4%	134,771	31.2%
Hosting & Subscriptions	859,101	9.5%	326,348	4.9%	532,753	163.2%

Totals	$9,076,158	100.0%	$6,692,440	100.0%	$2,383,718	35.6%

We recorded $3,616,658 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the nine month period ended September 30, 2010.

We recorded $225,262 in revenues associated with clients with our acquisition of the Logos EDC Assets during the nine month period ended September 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients decreased by $578,893 or 10.0%. During 2009 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced beginning in late 2008 and continuing through the present we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first half of 2010 of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.

We recorded $658,382 in revenues from our licensing activity and $195,807 from professional services associated with TrialMaster suite during the nine month period ended September 30, 2010 compared with $515,157 and $301,305, respectively, during the nine month period ended September 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, most new sales of our eClinical application and all future sales of the TrialOne application will be made on a licensed basis.

We recorded $829,433 in revenues from hosting and subscriptions activities and $370,334 in consulting services associated with the eClinical suite during the nine month period ended September 30, 2010 compared with $326,348 and $130,064, respectively, for the nine month period ended September 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Our top five customers accounted for approximately 38.9% of our revenues during the nine month period ended September 30, 2010 and approximately 52.9% of our revenues during the nine month period ended September 30, 2009. One customer accounted for 21% of our revenues during the nine month period ended September 30, 2010. One customer accounted for 28% of our revenues during the nine month period ended September 30, 2009. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 7.8% or $108,463 for the nine month period ended September 30, 2010 as compared to the nine month period ended September 30, 2009. Cost of goods sold were approximately 14.2% of revenues for the nine month period ended September 30, 2010 compared to approximately 20.9% for the nine month period ended September 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the nine month period ended September 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $405,867 and a decrease of $70,264 in costs from third-party services which help us with the delivery of our application to customers offset by an increase of approximately $368,028 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our business development efforts in commercializing the Acquired Software. We expect to primarily sell those products as licensed products providing further basis to our cost of goods sold estimates. At least initially we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 20.2% for the nine month period ended September 30, 2010 when compared to the nine month period ended September 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 128.2% of revenues during the nine month period ended September 30, 2010 compared to approximately 144.6% of revenues for the nine month period ended September 30, 2009.

Salaries and related expenses were our biggest operating expense at 68.1% of total operating expenses for the nine month period ended September 30, 2010 and 70.1% of total operating expenses for the nine month period ended September 30, 2009. Salaries and related expenses increased approximately 16.7% for the nine month period ended September 30, 2010 when compared to the same period that ended September 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	for the nine months ended
	September 30, 2010	September 30, 2009	Change	% Change
OmniComm Corporate Operations	$5,089,212	$4,982,306	$106,906	2.1%
New Jersey Operations Office	1,028,646	378,552	650,093	171.7%
OmniComm Europe, GmbH	944,785	729,299	215,486	29.5%
OmniComm Ltd.	388,550	64,762	323,788	500.0%
Employee Stock Option Expense	466,196	630,969	(164,773)	-26.1%

Total Salaries and related expenses	$7,917,389	$6,785,888	$1,131,500	16.7%

We currently employ approximately 54 employees out of our Ft. Lauderdale, Florida corporate office, 14 employees out of our New Jersey field office, seven out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 15 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to continue to selectively add, experienced sales and marketing personnel over the next 6 months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe. In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster; TrialOne; and eClinical Suite.

During the nine month period ended September 30, 2010 and the nine month period ended September 30, 2009 we incurred $466,196 and $630,969, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 37.8% during the nine month period ended September 30, 2010 when compared to the nine month period ended September 30, 2009. The table below details the significant portions of our rent expense. In particular the increase in 2010 is associated with the additions of our offices in New Jersey and in the UK from our 2009 acquisitions. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. During September 2010 we renewed our home office lease. That lease now extends through September 2016. The table below provides the significant components of our rent related expenses by location or subsidiary.

For the nine months ended
	September 30, 2010	September 30, 2009	Change	% Change
Corporate Office	$212,487	$218,040	($5,552)	-2.5%
Co location and disaster recovery facilities	277,451	151,239	126,212	83.5%
New Jersey Operations Office	52,849	81,666	(28,817)	-35.3%
OmniComm Europe, GmbH	64,724	48,380	16,344	33.8%
OmniComm Ltd.	52,734	14,843	37,891	255.28%
Straight-line rent expense	48,131	0	48,131	n/m

Total	$708,376	$514,168	$146,077	28.4%

Consulting services expense increased to $404,848 for the nine month period ended September 30, 2010 compared with $124,455 for the nine month period ended September 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees were higher during the first nine months of fiscal 2010 as we contracted with third-party sources for portions of our product development work. We do not expect this trend to continue during fiscal 2011.

For the nine months ended
Expense Category	September 30, 2010	September 30, 2009	Change	% Change
Employee Recruitment	$30,000	$65,970	$(35,970)	-54.5%
Sales & Marketing	174,460	17,406	157,054	N/M
Product Development	200,388	41,079	159,305	287.8%

	$404,848	$124,455	$280,389	225.3%

Legal and professional fees decreased approximately 44.5% for the nine month period ended September 30, 2010 compared with the nine month period ended September 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2010 legal and professional fees decreased. This is due to significant legal fees we incurred during 2009 on acquisition related legal fees. The table below compares the significant components of our legal and professional fees for the nine month periods ended September 30, 2010 and September 30, 2009, respectively.

For the nine months ended
Expense Category	September 30, 2010	September 30, 2009	Change	% Change
Financial Advisory	$63,736	$129,813	$(66,077)	-50.9%
Audit and Related	80,142	64,665	15,477	23.9%
Accounting Services	50,857	40,668	10,189	25.1%
HR Consulting	-0-	22,100	(22,100)	-100.0%
Acquisition Related	-0-	53,160	(53,160)	-100.0%
Miscellaneous	22,865	56,412	(33,547)	-59.5%
General Legal	45,779	107,419	(61,640)	-57.4%

	$263,379	$474,237	$(210,858)	-44.5%

Selling, general and administrative expenses (“SGA”) increased approximately 4.8% for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. During the nine month period ended September 30, 2010 we recorded $207,121 in license fees associated with our license agreement with DataSci, LLC compared to $288,988 during the nine month period ended September 30, 2009. We accrued $50,000 in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products. We recorded a license fee of $44,987 relating to a license agreement with Logos Holdings, Ltd. Relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. In August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 11.2% or $23,179 for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009. The decrease relates primarily to amounts spent on our participation in industry trade shows and conferences. During 2010 we expect the amount spent on general corporate marketing to roughly approximate the amounts spent during fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the nine month period ended September 30, 2010 we incurred $13,954 in bad debt expense compared to $143,794 for the nine month period ended September 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $2,886,743 during the nine month period ended September 30, 2010 compared to $1,950,721 for the nine month period ended September 30, 2009, an increase of $936,022. Interest incurred to related parties was $879,699 during the nine month period ended September 30, 2010 and $612,104 for the nine month period ended September 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the nine month periods ended September 30, 2010 and September 30, 2009.

Interest Expense for the Nine Months Ended

Debt Description	September 30, 2010	September 30, 2009	Change $
Accretion of Discount from Derivatives	$1,928,926	$1,283,374	$645,552
August 2008 Convertible Notes	169,783	169,784	(1)
December 2008 Convertible Notes	455,244	455,499	(255)
Sept 2009 Secured Convertible Debentures	125,656	-0-	125,656
Dec 2009 Convertible Debentures	133,733	-0-	133,733
General Interest	22,646	42,065	(19,419)
Related Party Notes from fiscal 2010	50,755	-0-	50,755

Total	$2,886,743	$1,950,721	$936,022

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the nine month period ended September 30, 2010 we issued $2,260,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $4,260,594 during the nine month period ended September 30, 2010 compared with a net unrealized gain of $2,349,194 during the nine month period ended September 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the nine month period ended September 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $153,851 in 5% Series A Preferred Stock dividends for the nine month period ended September 30, 2010, compared with arrearages of $153,850 in 5% Series A Preferred Stock dividends for the nine month period ended September 30, 2009.

The Three-Month Period-ended September 30, 2010 compared with the Three-Month Period ended September 30, 2009

Results of Operations

A summarized version of our results of operations for the three-month periods ended September 30, 2010 and September 30, 2009 is included in the table below.

Summarized Statement of Operations

	For the three months ended September 30,
	2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$3,168,806		$2,461,464		$707,342	28.7%

Cost of sales	475,069	15.0%	450,690	18.3%	24,379	5.4%

Gross margin	2,693,737	85.0%	2,010,774	81.7%	682,963	34.0%

Salaries, benefits and related taxes	2,495,741	78.8%	2,497,681	101.5%	(1,940)	-0.1%
Rent	273,567	8.6%	239,337	9.7%	34,230	14.3%
Consulting	112,471	3.5%	35,124	1.4%	77,347	220.2%
Legal and professional fees	79,314	2.5%	237,358	9.6%	(158,044)	-66.6%
Other expenses	452,926	14.3%	501,961	20.4%	(49,035)	-9.8%
Selling, general and administrative	216,674	6.8%	253,614	10.3%	(36,940)	-14.6%

Total operating expenses	3,630,694	114.6%	3,765,075	153.0%	(134,381)	-3.6%

Operating (loss)	(936,957)	-29.6%	(1,754,301)	-71.3%	817,344	-46.6%

Interest expense	(930,642)	-29.4%	(658,546)	-26.8%	(272,096)	41.3%
Interest income	0	0.0%	96	0.0%	(96)	-99.5%
Unrealized gain on derivatives	776,945	24.5%	(605,399)	-24.6%	1,382,344	-228.3%

Net income (loss)	(1,090,654)	-34.4%	(3,018,150)	-122.6%	1,927,495	-63.9%
Total preferred stock dividends	(51,847)	-1.6%	(51,847)	-2.1%	—	0.0%

Net income (loss) attributable to common stockholders	$(1,142,501)	-36.1%	$(3,069,997)	-124.7%	$1,927,495	-62.8%

Net income (loss) per share	$(0.01)		$(0.04)

Weighted average number of shares outstanding	85,507,699		85,252,194

Revenues for the three-month period ended September 30, 2010 increased approximately 28.7% from the three-month period ended September 30, 2009. The table below provides a comparison of our recognized revenues for the three-month periods ended September 30, 2010 and September 30, 2009.

	For the three months ended
Business Activity	September 30, 2010		September 30, 2009		Increase $	Increase %
Set-up Fees	$1,125,005	35.5%	$1,052,566	42.8%	$72,439	6.9%
Change Orders	44,086	1.4%	47,460	1.9%	(3,374)	-7.1%
Maintenance	1,119,923	35.3%	771,648	31.3%	348,275	45.1%
Software Licenses	513,307	16.2%	83,267	3.4%	430,040	516.5%
Professional Services	109,643	3.5%	185,123	7.5%	(75,480)	-40.8%
Hosting & Subscriptions	256,842	8.1%	321,400	13.1%	(64,558)	-20.1%

Totals	3,168,806	100.0%	$2,461,464	100.0%	$707,342	28.7%

We recorded $1,115,706 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the three-month period ended September 30, 2010. We recorded $76,954 in revenues associated with clients with our acquisition of the Logos Technologies EDC assets during the three-month period ended September 30, 2010. We have rebranded these assets under the TrialOne tradename. We are still in the process of commercializing and developing our sales and marketing campaign for the TrialOne application.

Revenues from our TrialMaster ASP service fees and maintenance from existing TrialMaster clients increased by $398,633 or 25.2%. During 2009 our primary customer base prior to our acquisitions, which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced beginning in late 2008 and continuing through the present we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first half of 2010 of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.

We recorded $408,911 in revenues from our licensing activity and $83,862 from professional services associated with TrialMaster suite during the three-month period ended September 30, 2010 compared with $83,267 and $65,233, respectively, during the three-month period ended September 30, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client. We expect revenues from both activities to increase for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, new sales of our eClinical application and all future sales of the TrialOne application will be made on a licensed basis.

We recorded $236,425 in revenues from hosting and subscriptions activities and $25,779 in consulting services associated with the eClinical suite for the three-month period ended June30, 2010 compared with $321,400 and $119,890, respectively during the three-month period ended September 30, 2009. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

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

Our top five customers accounted for approximately 40.6% of our revenues during the three-month period ended September 30, 2010 and approximately 47.4% of our revenues during the three-month period ended September 30, 2009. One customer accounted for 19.1% of our revenues during the three-month period ended September 30, 2010. One customer accounted for 27.5% of our revenues during the three-month period ended September 30, 2009. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 5.4% or $24,379 for the three-month period ended September 30, 2010 as compared to the three-month period ended September 30, 2009. Cost of goods sold were approximately 15.0% of revenues for the three-month period ended September 30, 2010 compared to approximately 18.3% for the three-month period ended September 30, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the three-month period ended September 30, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $50,507 offset by an increase of approximately $118,501 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite and a decrease of $13,618 in costs associated with third-party services associated with the delivery of our application to customers. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 1.5% for the three-month period ended September 30, 2010 when compared to the three-month period ended September 30, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the EDC assets of eResearch Technology, Inc. and Logos Technologies, Ltd. during 2009. Total operating expenses were approximately 117.0% of revenues during the three-month period ended September 30, 2010 compared to approximately 153.0% of revenues for the three-month period ended September 30, 2009.

Salaries and related expenses were our biggest operating expense at 67.3% of total operating expenses for the three-month period ended September 30, 2010 and 66.3% of total operating expenses for the three-month period ended September 30, 2009. Salaries and related expenses decreased approximately 0.1% for the three-month period ended September 30, 2010 when compared to the same period that ended September 30, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	for the three months ended
	September 30, 2010	September 30, 2009	Change	% Change
OmniComm Corporate Operations	$1,621,885	$1,580,969	$40,915	2.6%
New Jersey Operations Office	311,863	344,293	(32,431)	-9.4%
OmniComm Europe, GmbH	312,435	265,055	47,380	17.9%
OmniComm Ltd.	141,043	64,762	76,281	117.8%
Employee Stock Option Expense	108,516	242,602	(134,086)	-55.3%

Total Salaries and related expenses	$2,495,741	$2,497,681	$(1,940)	-0.1%

During the three-month period ended September 30, 2009 and the three-month period ended September 30, 2010 we incurred $242,602 and $108,512, respectively, in salary expense in connection with our adoption of SFAS No. 123(R), Share-Based Payment as codified in Accounting Standard Codification 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 14.3% during the three-month period ended September 30, 2010 when compared to the three-month period ended September 30, 2009. The table below details the significant portions of our rent expense. In particular the increase in 2010 is associated with the additions of our offices in New Jersey and in the UK from our 2009 acquisitions. We established a disaster recovery site at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease a co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2011. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. In September 2010 we extended our home office lease through September 2016. The table below provides the significant components of our rent related expenses by location or subsidiary.

For the three months ended
	September 30, 2010	September 30, 2009	Change	% Change
Corporate Office	$75,889	$77,230	($1,341)	-1.7%
Co location and disaster recovery facilities	86,707	41,330	45,377	109.8%
New Jersey Operations Office	18,997	81,666	-62,669	-76.7%
OmniComm Europe, GmbH	21,488	24,268	2,780	-11.5%
OmniComm Ltd.	22,355	14,843	7,513	50.61%
Straight-line rent expense	48,131	0	48,131	n/m

Total	$273,567	$239,338	$34,230	14.3%

Consulting services expense increased to $112,471 for the three-month period ended September 30, 2010 compared with $35,214 for the three-month period ended September 30, 2009. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees were higher during the fiscal 2010 period as compared with fiscal 2009 as we contracted with third-party sources for portions of our product development work. We do not expect this trend to continue during fiscal 2011.

For the three months ended
Expense Category	September 30, 2010	September 30, 2009	Change	% Change
Employee Recruitment	$-0-	$8,970	$(8,970)	-100.0%
Sales & Marketing	64,438	17,406	47,032	270.2%
Product Development	48,033	8,748	39,282	349.0%

	$112,471	$35,124	$77,344	220.2%

Legal and professional fees decreased approximately 66.6% for the three-month period ended September 30, 2010 compared with the three-month period ended September 30, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three-month periods ended September 30, 2010 and September 30, 2009, respectively.

For the three months ended
Expense Category	September 30, 2010	September 30, 2009	Change	% Change
Financial Advisory	$-0-	$84,814	$(84,814)	100.0%
Audit and Related	49,658	$36,324	13,334	36.7%
Accounting Services	14,558	$531	14,027	2643.7%
HR Consulting	-0-	22,100	(22,100)	-100.0%
Acquisition Related	-0-	53,160	(53,160)	-100.0%
Miscellaneous	12,627	$43,988	(31,361)	-71.3%
General Legal	2,471	(3,559)	6,030	-169.4%

	$79,314	$237,358	$(158,044)	-66.6%

Selling, general and administrative expenses (“SGA”) decreased approximately 14.6% for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009. During the three-month period ended September 30, 2010 we recorded $81,342 in license fees associated with our license agreement with DataSci, LLC compared to $86,365 during the three-month period ended September 30, 2009. We incurred $50,000 in conjunction with a software licensing matter with the Business Software Alliance. We recorded a license fee of $44,987 relating to a license agreement with Logos Holdings, Ltd. Relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. In August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 61.5% for the three-month period ended September 30, 2010 compared to the three-month period ended September 30, 2009. This decrease was primarily related to industry and trade conference spending. During 2010 we expect to increase the aggregate amount spent on general corporate marketing as compared to fiscal 2009. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the three-month period ended September 30, 2010 we did not record any bad debt expense compared to $128,053 for the three-month period ended September 30, 2009. We understand that during 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2009 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2010.

Interest expense was $930,602 during the three-month period ended September 30, 2010 compared to $651,082 for the three-month period ended September 30, 2009, an increase of $272,096. Interest incurred to related parties was $318,415 during the three-month period ended September 30, 2010 and $213,528 for the three-month period ended September 30, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the three month periods ended September 30, 2010 and September 30, 2009.

Interest Expense For the Three Months Ended
Debt Description	September 30, 2010	September 30, 2009	Change $
Accretion of Discount from Derivatives	$585,973	$427,791	$158,182
August 2008 Convertible Notes	57,216	57,216	0
December 2008 Convertible Notes	153,247	153,501	-254
Sept 2009 Secured Convertible Debentures	42,345	-0-	42,345
Dec 2009 Convertible Debentures	45,067	-0-	45,067
General Interest	7,801	12,574	-4,773
Related Party Debt From 2010	38,992	-0-	38,992

Total	$930,642	$651,082	$279,559

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the three-month period ended September 30, 2010 we issued $2,260,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains on derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $776,945 during the three-month period ended September 30, 2010 compared with a net unrealized loss of $605,399 during the three-month period ended September 30, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities (discounts) recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the three-month period ended September 30, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

There were arrearages of $51,847 in 5% Series A Preferred Stock dividends for the three-month period ended September 30, 2010, compared with arrearages of $51,847 in 5% Series A Preferred Stock dividends for the three-month period ended September 30, 2009. We deducted $51,847 and $51,847 from Net Income (Loss) Attributable to Common Stockholders’ for the three-month periods that ended September 30, 2010 and September 30, 2009, respectively, relating to undeclared Series A Convertible Preferred Stock dividends.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)

Summarized Balance Sheet Disclosure
	September 30, 2010	December 31, 2009	Change
Cash	$29,942	$60,352	$(30,410)
Accounts Receivable, net of allowance for doubtful accounts	729,906	587,119	142,787
Current Assets	912,312	886,535	25,777

Accounts Payable and accrued expenses	1,976,598	1,548,215	428,382
Bank overdraft	125,926	-0-	125,926
Notes payable, current portion	111,800	111,800	-0-
Notes payable, related parties, current portion	137,500	-0-	137,500
Patent litigation settlement liability, current portion	736,837	627,810	109,027
Deferred revenue, current portion	3,448,472	2,048,305	1,400,167
Convertible notes payable, current portion, net of discount	814,562	402,777	411,785
Convertible notes payable, related parties, current portion, net of discount	3,869,969	-0-	3,869,969
Warrant liability, related parties	234,917	1,977,402	(1,742,485)
Warrant liability	73,941	760,791	(686,850)
Current liabilities	11,565,458	7,541,722	4,023,736

Working Capital (Deficit)	$(10,653,146)	$(6,655,186)	$(3,997,959)

	Statement of Cash Flows Disclosure for the nine months ended
	September 30, 2010	September 30, 2009
Net cash (used in) operating activities	$(2,101,476)	$(3,635,658)
Net cash (used in) provided by investing activities	(281,380)	851,757
Net cash provided by financing activities	2,385,926	1,027,500

Cash and Cash Equivalents

Cash and cash equivalents decreased by $30,410 at September 30, 2010. The decrease is comprised of an operating loss of $2,394,756, and a decrease from non-cash transactions of $1,117,226 offset by changes in working capital accounts of $1,410,506. We had investing activities comprised of purchases of property and equipment of $281,380. During the nine month period ended September 30, 2010 we raised $2,260,000 in promissory notes and a had a bank overdraft of $125,926.

Capital Expenditures

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

Presently, we have approximately $250,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2010:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years	3-5 Years
Promissory Notes (1)	$2,509,300	$249,300	(2)	$2,260,000	(3)	$-0-	$-0-
Convertible Notes	10,310,000	3,410,000	(4)	-0-		-0-	6,900,000	(5)
Operating Lease Obligations (6)	2,009,780	653,369		325,623		320,607	710,181
Patent Licensing Fees (7)	2,949,337	736,837		412,500		450,000	1,350,000

Total	$17,778,417	$5,049,506		$2,998,123		$770,607	$8,960,181

1.	Amounts do not include interest to be paid.
2.	Includes $111,800 of 9% notes payable that mature in October 2010, $137,500 of 9% notes payable that mature in January 2011.
3.	Includes $2,260,000 of 12% notes payable that mature in December 2011.
4.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $350,000 in 10% Convertible Notes that matures in August 2010 and $95,000 in 12% Convertible Notes that mature in December 2010; $1,400,000 in 12% Convertible Notes that mature in March 2011; and $1,490,000 in Convertible Notes that mature in June 2011.
5.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
6.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, and R & D office in England and our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
7.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $160,337 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

Effective August 30, 2010, the Company defaulted on principal payments totaling $350,000 on two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010. Unless the default is cured or waived by the investors, the defaulted notes will bear interest at the contractual default rate of 18% per annum. The two investors holding the outstanding convertible notes are long time investors in the Company and we are currently in negotiations to extend the maturity of the notes although there can be no assurance that the extension will be granted. We are currently in arrears on principal and interest payments owed totaling $423,164 on the Convertible Debentures.

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

During the next twelve months we expect the following debt to mature: $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $350,000 in 10% Convertible Notes that matures in August 2010; $95,000 in 12% Convertible Notes that mature in December 2010; $1,400,000 in 12% Convertible Notes that mature in March 2011; and $1,490,000 in Convertible Notes that mature in June 2011.

Sources of Liquidity and Capital Resources

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

Since 2008 the Company has utilized the proceeds of convertible debentures and promissory notes to satisfy its working capital and capital expenditure needs. During 2008 and 2009 we issued $10,235,000 in convertible debentures that remain outstanding. Approximately 96% of those debentures were issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,660,000 to our Chief Executive Officer. During 2010 we have issued $2,260,000 in promissory notes to our Chief Executive Officer.

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

During the second half of 2010, the Company has made material changes to its cost structure including commitments for financial advisory and product development consulting arrangements. We have looked closely at staffing costs and attempted to ensure that our overall salary levels are structured around the current and projected business development and contract levels expected for the next 12 months.

While the Company has not sought capital from venture capital or private equity sources we believe that those sources of capital remain available although possibly under terms and conditions that might be disadvantegous to existing investors.

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

During the nine month period ended September 30, 2010 we issued $2,260,000 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit. The Notes bear interest at 12% per annum and mature on December 31, 2011. While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2010, there is substantial doubt about our ability to continue as a going concern. In addition, our former auditors Greenberg & Company, LLC, included language which qualified their opinion regarding our ability to continue as a going concern in their report dated February 12, 2010 regarding our audited financial statements for the year ended December 31, 2009.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09. “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 amends FASB ASC Topic 855-10, “Subsequent Events”, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and SEC’s requirements. The update did not have a material impact on the Company’s consolidated results of operations or financial position.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, for the period ended September 30, 2010, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to the Company, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

As described in our Current Report filed on Form 8-K dated August 31, 2010, in August 2010 we determined that our financial statements for the year ended December 31, 2009 could not be relied upon because we determined that certain amounts recorded as customer receivables and deferred revenue, totaling $2,387,252, that were recorded at December 31, 2009 should instead have been recorded in January 2010. The receivables in question related to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under existing generally accepted accounting principles (“GAAP”) since services are expected to be rendered on a go-forward basis. Given that this accounting treatment, the client billings should have been recorded as a receivable of the Company and in turn a deferred revenue obligation in the month the obligations are expected to be collected. Accordingly, our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for the year ended December 31, 2009 were restated to correct ending balances in accounts receivable and deferred revenue as of December 31, 2009. These corrections were included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 which was filed with the Securities and Exchange Commission on October 5, 2010. In addition, the beginning balances on certain of our 2010 financial statements were also incorrect. These corrections were included in our Quarterly Report on Form 10-Q, as amended, for the quarter ended March 31, 2010 which was filed on November 3, 2010 and in our Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 2010 which was filed on October 27, 2010.

During the period covered by this report, we enhanced our internal control procedures to ensure that our client receivables are properly recorded in accordance with GAAP. These changes include the deployment of a more sophisticated accounting and accounts receivable management software system that allows us to record invoices in our system in accordance with our normal billing practices while allowing us to record and recognize receivable with the applicable standards established under GAAP. In addition, our internal control policies, systems and tools all explicitly discuss the method under which client billings are to be recorded. These changes specifically addressed our internal control over the recording of accounts receivable and deferred revenues and the proper application of GAAP on the timing of the recording of these amounts. As a result of these enhanced internal control procedures, we have corrected the material weaknesses in our internal control over financial reporting which led to the restatements of our consolidated financial statements at December 31, 2009. Other than this change in our internal control over financial reporting, there have been no other changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Effective August 30, 2010, the Company defaulted on principal payments totaling $350,000 on two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010. Unless the default is cured or waived by the investors, the defaulted notes will bear interest at the contractual default rate of 18% per annum. The two investors holding the outstanding convertible notes are long time investors in the Company and we are currently in negotiations to extend the maturity of the notes although there can be no assurance that the extension will be granted. We are currently in arrears on principal and interest payments owed totaling $423,164 on the Convertible Debentures.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:	November 15, 2010

By:	/s/ Ronald T. Linares
Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	November 15, 2010

Exhibit Index

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.