Form 10-K
period 2010-12-31
OMNICOMM SYSTEMS INC
filed 2011-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3349762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2101 West Commercial Blvd, Suite 3500

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2010	59,834,663	$7,180,160

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 29, 2011	Common Stock, $0.001 par value per share	86,081,495

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2011 Annual Meeting of Stockholders to be held on August 4, 2011 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Overview

OmniComm Systems, Inc. provides Web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our eClinical software and service offerings (“eClinical Products” or “eClinical Solutions”) include TrialMaster®, TrialOne® and eClinical Suite™. TrialOne and eClinical Suite were acquired during 2009 as more fully described herein. Our eClinical Products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit, and analyze clinical study data. Our eClinical Products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

Our eClinical Products offer significant business benefits to our customers and are designed to help clinical trial sponsors more efficiently conduct their clinical trials. This efficiency can translate into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions. We also provide business process consulting services that aim at more effectively integrating EDC and the broader array of eClinical Solutions and processes into the clinical trial process. Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective. We believe that our eClinical Solutions are significantly more efficient than the traditional paper collection methods employed by the clinical trial industry in the past. TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors. We are in the process of integrating the TrialOne and the eClinical Suites with TrialMaster in order to provide an end-to-end eClinical solution for our clients.

The benefits of managing a clinical trial using our eClinical products include:

•

Real-Time Access to the Data. Our eClinical products are designed to provide all interested parties with real-time access to study data over the Internet as it is generated. This allows for the monitoring of patient enrollments and, study outcomes related clinical trial metrics in a time-frame that allows study sponsors the ability to make effective study conduct related decisions.

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

•

Improved quality and visibility of results. Our eClinical software applications allow users engaged in clinical trials to enhance the quality and completeness of their data earlier in the clinical trial process by providing real-time data cleansing and eliminating duplicative manual entry of data. We believe decision making is enhanced through consistent access to reliable data, including allowing for adaptive trial design, the early identification and termination of unsuccessful trials and timely access to trial data that may identify significant safety concerns.

•

Comprehensive clinical development solution. We have designed our comprehensive solutions to provide support throughout the clinical development process, from providing consulting services in the protocol authoring process to preparing data for regulatory analysis and submission. We provide third-party technology providers with access to our application programming interface, or API, and developer tools, which facilitates integration with complementary business systems. Our eClinical Products can be integrated easily with auxiliary clinical and operational data systems, making it the core for a complete end-to-end solution.

According to a 2010 Tufts CSDD/EvaluatePharma report, global R & D expenditures by the pharmaceutical and BioTech industries were approximately $60 billion in 2010, with approximately 50% of that amount spent by North American-based pharmaceutical, biotechnology and medical device companies. A 2009 report by William Blair and Company states that the EDC market is estimated to grow at 15% per year through 2012 with an estimated 85% share by 2013 as paper records are converted to digital and a total estimated market opportunity of $1.4 billion in 2012. According to a 2010 Applied Clinical Trials report the costs associated with drug development are increasing at an annual rate of 11.8% which can be compared with sales that are growing in the range of 4.5% to 5.5% globally, and 2% to 5% in the United States. The report authors suggest that the use of electronic solutions, such as EDC, are essential for achieving the efficiencies needed to speed development and better align development costs with sales revenues.

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical Solutions are priced to provide a solid value, which we believe will stimulate customer demand. In addition, we believe that through the natural evolution of our products and via the additional functionality we have added through our two fiscal 2009 acquisitions that we have increased the scope and quality of products and services we offer. We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems. During 2009, we increased the breadth and depth of our products and clients through the acquisition of the EDC assets of eResearch Technology, Inc. and through the acquisition of Logos Technologies, Ltd. EDC assets which include TrialOne EDC software application. The key elements of our strategy are:

Our business strategy is based upon leveraging the experience of our operations, business development and marketing teams; on building programs and services around our learned best practices; and on building on our existing business model by expanding our relationships and resources. Key facets of our strategy inlcude:

•

Scope Expansion – We plan on expanding the scope of services and products offered within the eClinical product spectrum via organic product and service development, through strategic partnerships and relationships or through the selective use of acquisitions;

•

Customer Base Expansion – We will seek to expand the customer base for our existing set of eClinical Solutions and we will design complementary solutions that will allow us to expand the universe of clients that we service; and

•	Diversification – We will continue to diversify our revenue and customer base in order to avoid over-concentration of our business on any solution/product set or client-base.

We believe the following factors play a key role in the development of our strategic goals and in the implementation of the corresponding programs and services aimed at helping us achieve our strategic goals and operational objectives:

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

Increase Sales to our Existing Customers. We intend to increase the share of eClinical spending we receive from our existing customers by continuing to increase the scope of services and eClinical Products we offer. The two acquisitions completed in 2009 allow us to add a dedicated Phase One solution, TrialOne, and a broad set of eClinical solutions including an enhanced reporting tool, a clinical trial management system (“CTMS”), a clinical data management system (“CDMS”) and a client portal that provides user dashboard functionality. By offering end-to-end eClinical solutions to our customers we believe we afford them the opportunity to experience seamless integration of the services and software products needed to bring their therapies to market. We believe a suite of integrated eClinical Products and Services will diminish the total cost of ownership; increase the efficiency of the solutions we provide ; and will allow us to capture revenues that are currently being spent with other eClinical solution providers.

Emphasize Low Operating Costs. We are committed to keeping our operating and general and administrative costs low. We have achieved our high gross margins by primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time. We have also been able to leverage our existing administrative, selling, consulting and clinical infrastructure in the scope of our two acquisitions. By leveraging our existing corporate infrastructure we have been able to add approximately 40 new clients across the U.S. and in Europe without adding any personnel aside from those acquired in the two transactions. We believe we use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on developing and implementing improvements that increase our efficiency and we believe that as we continue to integrate our three existing software platforms and services that we will enhance our ability to broaden our product line. We have already derived benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

Provide EDC Services to Small and Midsize Pharmaceutical, Bio-Technology and Medical Device Companies. In considering new markets, we focus on service to markets that we believe are underserved. In determining which markets to select, we have analyzed the size of our potential markets and concluded that providing service to small and mid-sized firms provides a substantial marketing opportunity. These firms conduct many thousands of clinical trials annually. Most do not have the technological or financial wherewithal to develop eClinical products such as eClinical Suite, TrialOne or TrialMaster and often prefer working with small companies themselves. Yet, the advantages of eClinical services, such as quick trial deployment, cost-savings and more rapid Go/No-Go decisions are just as crucial to this size firm as to their Fortune 500 competitors.

Continue Expansion of Indirect Sales Through CRO Partnerships. Penetrating the CRO market is an important component of our strategic plan. By emphasizing CRO partnerships through our CRO Preferred Program™ we have been able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice. During 2010, the percentage of revenues from our CRO clients totaled approximately 20%. We initiated the marketing of our CRO Preferred Program in early 2007 and as of December 31, 2010 we had entered into approximately 45 CRO Partner relationships. CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself. Because of our relatively small sales force and limited marketing resources, our CRO strategy has allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base. Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products. The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services.

Develop New Consulting Services. Organizations are continually seeking advice and assistance in the implementation of tools and processes to better manage their clinical business and meet regulatory requirements. Our experience working with many size and types of organizations allows us to assist organizations is business strategy, business requirements, and customer software and integration solutions, all using tools, methods, and operating processes required for regulated data and applications.

Increase Public Relations and Marketing Activities. The software and services that are offered by this organization have not been actively marketed over the past five years. We believe that targeted marketing efforts using web advertising campaigns, social networking tools, and industry publications and presentations will raise awareness and significantly increase sales opportunities.

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

Penetrate the Large Pharma Market. As part of the June 2009 eClinical Suite acquisition we acquired the rights to contracts with two of the largest pharmaceutical companies. We also acquired the rights to one of the ten largest pharmaceutical companies in the August 2009 Logos Technologies acquisition. Historically, we have had difficulties penetrating this market due to the size and scope of our operations. Our long-term success in the eClinical market is predicated on leveraging the R & D, clinical and G & A investments we have made over as large a group of clients and projects as possible. It is typically more cost efficient, both to us and our clients, to deploy EDC and eClinical Solutions over a broader array of projects since EDC and eClinical solutions provide significant economies of scale from a human resources perspective when compared with traditional paper-based data collection methods. The largest pharmaceutical companies have R & D budgets encompassing a significantly larger number of therapies and projects than others in the clinical trial space and are therefore in a position to spend more on EDC and eClinical Solutions. The contracts we assumed in connection with our two fiscal 2009 acquisitions provide us with entrée to this market and may allow us to substantially increase our penetration within this market.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial. Experience with EDC and other eClinical trial management solutions can also vary based on such factor as client size and sophistication. Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based services adoption. Our TrialMaster EDC application has historically been sold under an Application Service Provider (“ASP”) model, providing EDC and complementary services. Beginning in late 2008 we began offering TrialMaster under several business models including— ASP, Technology Transition, and Technology Transfer.

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

ASP contracts provide for flexible pricing that is based on both the size and duration of the clinical trial. Size parameters for ASP engagements include the number of case report forms (“CRF”) used to collect data and the number of sites utilizing our eClinical Products. The client pays a trial setup fee based on the previously mentioned factors and then pay an on-going maintenance fee for the duration of the clinical trial that provides software updates, network and site support during the trial. Generally, these contracts will range in duration from three months to five years. Setup fees are generally earned prior to the inception of a trial, however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” codified within Accounting Standards Codification 605 – Revenue Recognition which requires that the revenues be recognized ratably over the life of the contract. The maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred. In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability. In the long-run, we believe this backlog of “unrecognized” revenue, which is recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Pricing for Technology Transition and Technology Transfer is based on the transfer of a license of our eClinical solutions either on a perpetual or term license basis. Pricing for the license is determined by the number of named users of the licensee and the volume of CRF pages collected annually. Under our Technology Transition model there is also an annual maintenance charge incurred for hosting and hosting related services. As part of our licensing model we offer professional and consulting services. The scope of services includes installation, implementation, validation and training services related to the purchase of an eClinical software application license. In addition, our professional services team provides consulting services aimed at helping our clients adopt “best practices” related to eClinical use within their existing operations. Professional and consulting services are generally offered on a time-and-materials basis.

Both the TrialOne software application and eClinical Suites have historically been, and are expected to be sold in the future, under Technology Transfer arrangements. Technology Transfer and Technology Transition relationships afford our clients with the ability to license eClinical solutions on a more cost-effective basis. However, these relationships are normally predicated on the client having the internal infrastructure needed to effectively deploy EDC and eClinical products and services. Consequently, we have found and continue to expect the typical client that licenses our eClinical applications to be a mid-sized or larger CRO; biotechnology: and pharmaceutical clients that are testing multiple therapies over a significant number of projects.

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

Our Software Products and Services

TrialMaster Solution for Electronic Data Capture (EDC)

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage the data over the World Wide Web. Users at investigative sites such as hospitals and doctor’s offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. For example, a rule could check that a medication start date is earlier than the medication stop date, and prompt the user to correct this before proceeding. Compared to paper studies – and about half the clinical studies in the world are still conducted using paper – such real-time feedback dramatically improves the initial data quality. This in turn decreases the time it takes to analyze the study results, helping pharmaceutical and medical device companies bring their products to market sooner.

TrialMaster has a number of competitive strengths when compared to other EDC products. A key differentiator is that the rule checks described above are implemented using JavaScript, giving a highly-responsive user experience. For example, if a medication is marked as “continuing”, the stop date field can be immediately disabled, preventing inconsistent data from being entered. Other products would allow inconsistent data to be entered and only catch the problem after the user saves the whole form, which is less friendly and considerably more time-consuming. Additionally, TrialMaster has an intuitive user interface, easy navigation, and robust tools for monitoring and tracking the state of the data at any time. Finally, TrialMaster has open Application Programming Interfaces (APIs) that allow other clinical trial applications to send and receive data over the web. For example, laboratory data can be transmitted and loaded automatically, while an external project management system could inquire about how many patients were enrolled in a particular TrialMaster study and update a summary table accordingly.

TrialMaster has a comprehensive set of standard reports, as well as integrated Ad-Hoc reporting using a sophisticated business intelligence tool called LogiXML®. TrialMaster allows the collected data to be extracted in a variety of standard formats, such as database tables, comma-delimited files, and SAS® datasets. The latest release also allows the data to be extracted in an industry-standard format called SDTM (Study Data Tabulation Model), simply by defining mappings between the input and output data structures. We believe this feature can save our customers considerable programming time.

TrialBuilder. TrialBuilder is the tool our customers and professional services staff use to model a clinical study. This includes the data collection forms, the data consistency rules and the visit schedule, as well as the workflow and security rules for accessing and managing the data. TrialBuilder is a sophisticated multi-window application with a productive user interface and utilizing drag-and-drop functionality. For example, to program the rule that a medication start date must be before the stop date, the user would simply drag the start and stop date fields into an expression window, and insert a “less than” sign between them. Experience indicates that the TrialBuilder tool can be used to model a clinical study far more quickly than is possible with competitive products. This means our customers can get their studies enrolling patients more rapidly, and at lower cost.

TrialMaster Archive allows us to provide human and machine-readable copies of the data when a clinical study has completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages. These are delivered to the client via CD in a read-only format, which affords our clients and the FDA the ability to review clinical trial data by: trial; site; patient; visit and by form. The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used. Each site is provided with a CD with just their site data. The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and no Internet connection is required. The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all CRFs in FDA submission format. This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

TrialMaster SafetyLink is a new capability that allows data about serious adverse events to be automatically collated and transmitted to an external safety reporting system. When a serious and unexpected adverse event is recorded during a clinical trial, the sponsor has a maximum of 15 calendar days to report the incident to the regulatory authorities in each country where the trial is being conducted. Historically, the practice has been for staff at the investigative site to fill in the adverse event information on a paper form, and fax this to the sponsor company conducting the trial. With SafetyLink, this information can now be transmitted automatically from the data stored in TrialMaster. This saves time and effort, not to mention improving patient safety by alerting the appropriate staff more quickly.

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

Support. We have a multi-national organization to support our applications worldwide. We also offer 24 by 7 support to our customers’ investigator sites through multi-lingual help desks located in our US offices and in Bonn, Germany.

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

•

System Integration. We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.). We analyze our client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

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

TrialOne Phase I EDC Software Acquisition

On August 3, 2009, we acquired certain tangible and intangible electronic data capture (“EDC”) assets, owned by Logos Technologies, Ltd. (“Logos Ltd”) (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration (similar to a U.S. Chapter 11 bankruptcy proceeding) process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, was to increase our presence in the EDC industry through the Logos Ltd client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it has allowed us to increase our revenue base, broaden our eClinical Product offerings and has allowed us to diversify our client and product mix. Additionally, we believe we can leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry, the Phase I market space.

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

A 2009 PhRMA report estimates that its members firms, which account for approximately 75% of total R & D spending worldwide, spent approximately $3.5 billion on Phase I clinical trials during 2007. The majority of EDC vendors cannot support the unique way Phase I trials are conducted. Often clinical trial sponsors will conduct numerous small studies that require frequent last minute changes. Those changes can be both time consuming and costly to implement. Typically, this has caused pharmaceutical companies to continue using traditional paper-based data collection methods. Typically Phase I trials are conducted on small subject populations and often only at one site. Studies can be broken down into multiple cohorts where the majority of data is collected in the first 48 hours.

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

•	Access to valid data earlier provides more visibility for “Go/No Go” decisions;

•	Increase trial subject safety-review data (e.g. vital sign trends) in real-time;

•	Trial sponsors can manage or run more studies with less human resources; and

•	The use of bar-coded samples reduces laboratory errors thereby increasing patient safety.

TrialOne Phase I Application Suite

TrialOne is a comprehensive software application suite that provides clinical trial site sponsors, study investigators and study monitors with several tools designed at making the overall Phase I operation more efficient. The key components of the TrialOne application include:

Sample Tracking. TrialOne allows customers to completely automate their site’s laboratory. Samples can be tracked and batched while alarms and information can be configured specific to each sample. Dispatch lists and labels are automatically produced for shipment of samples to the central laboratory. Data is then received back electronically into the TrialOne database.

Subject Recruitment and Screening. The TrialOne subject recruitment module provides essential functionality for automating the collection and tracking of information involved in finding, screening and scheduling subject candidates for an early phase study. The use of TrialOne for subject recruitment allows customers to access a comprehensive volunteer record management system with ease and efficiency. The customized database can be searched for volunteers based on specific demographics, medical history and concomitant medications. Trial sponsors can define study-specific screening test panels and record volunteer screening test results. Outbound communications can be managed allowing for the scheduling of calls, sending e-mail blasts, printing mailing labels or exploring flexible CSV files.

The process of screening and interviewing study volunteers can be a time-consuming and expensive proposition. TrialOne provides staff with an easy-to-use, scripted interface for interviewing volunteers that allows staff to automatically evaluate study volunteers based on configurable inclusion and exclusion requirements. Finally, the TrialOne recruitment module seamlessly integrates data with the TrialOne EDC solution when a volunteer is accepted into a study

Scheduler. The scheduler module provides a mechanism for defining the study structure including a time and events schedule. The module optimizes study build times using a wizard-driven design tool creating database efficiencies using object libraries and templates. This can quickly produce clear, easy to use, schedule driven electronic case report forms suitable for complex and adaptive clinical trials including study alarms and real time validation criteria with edits. Additionally, the Scheduler can define actions or events to be automatically offset relative to the study drug and rapidly address mid-study changes.

Web-based EDC. The EDC module allows capture of real-time data for screening or study at data collection stations, bed-side or roaming. The system allows for the collection of data online, over an intranet or internet using a desktop, notebook, or tablet PC. Using a library of custom drivers the EDC module can collect vital signs or other biologic data directly from device and/or instrumentation (DDC). As with later phase applications the system can clean data at the point of collection with real-time validation edit checks while enhancing protocol compliance via schedule-driven workflow. Working with the Subject Recruitment and Screening module the system seamlessly maps data to the recruitment database for future criteria searches. Automation and authentication checks are maintained using a full array of barcode and scanner support for all aspects of the clinic including subject ID’s, sample labeling and event tracking.

AdHoc Reporting. An integrated Ad-Hoc reporting tool is available with wizard driven report generation with drill-down reports that include interactive charts and graphs. The AdHoc module supports aggregate data and advanced calculations, an advanced and easy to use export feature, and distributable system reports by configurable schedules. Data is protected by event configurable security and role-based security. The AdHoc module allows for real-time data access to important trends such as vital signs and adverse events.

eClinical Suite Acquisition

On June 23, 2009, we acquired certain tangible and intangible eClinical software (“eClinical”) assets (“eClinical Suite Assets”), formerly owned by eResearch Technology, Inc. (“ERT”), pursuant to an Asset Purchase Agreement (“eRT Agreement”). Our purpose in acquiring these assets, which included employment rights to the operating and business development team of ERT’s eClinical team, was to increase our presence in the eClinical industry through the ERT client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eRT, the eClinical Suite Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the eRT Agreement and $1,150,000 in cash. We also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000 and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the eRT Agreement.

Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock. Under the terms of the eRT Agreement, eRT agreed to a covenant not to compete under certain circumstances with us for a period of two years following the closing.

eClinical Software Suite

The eClinical suite is comprised of a number of highly configurable modules that can be combined to provide the ideal solution based on client needs. The modules are:

•	eClinical Portal – the gateway to all functions, data and reports. It provides the means to create an environment specific to any Protocol and User needs.

•	eClinical Data Management – where protocols are defined using libraries of reusable standard objects (Codelists, Data Items, Data Modules, Pages, Edit Checks, etc.).

•

eClinical Data Capture – is the Electronic Data Capture (EDC) module used by Investigator Sites and client Personnel such as Data Managers, Statisticians, Safety, etc. In this module data can be entered and reviewed; queries resolved, etc. The interface is highly intuitive and easy to use thereby minimizing end-user training times. High performance is maintained to keep page turn wait times to a minimum.

•	eClinical Study Conduct – proactively allows the clinical operations organization to manage the timelines, resources, budget, payments, clinical supplies, and key study milestones and metrics.

•

eClinical Adverse Event Reporting – based on industry standards for safety reporting, this module allows for the capture, review, reporting and global submission of both serious and non-serious adverse event cases.

•	eClinical Autoencoder – delivers both automated and manual coding of adverse event and drug medication terminology using standard and custom dictionaries and configurable coding algorithms.

To date, this software has been used to run over 2000 clinical trials at approximately 40,000 clinical investigative sites worldwide.

Industry Background

The eClinical industry is poised for widespread adoption over the next few years in both the domestic and international clinical trial market. Our research indicates that industry experts anticipate an enormous transition towards EDC in the next 5 years with estimates from firms such as William Blair and Company placing studies initiated using EDC use above 85% by the end of 2013.

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

Government Health Care Reform. There has been significant pressure in the U.S. to enact health care reform. During 2010 new legislation was enacted which is likely to alter the dynamic of how prescription drugs are reimbursed by both private insurers and government-sponsored agencies. These pressures which may mandate significant cost containment measures including government sponsored health care and regulation over the cost of therapies may increase the pressure on drug and device manufacturers to expedite the approval of their products and services.

Generic Drug Effect. Competition from generic drugs following patent expiration has resulted in increasing market pressure on profit margins. A 2011 EvaluatePharma report estimated that medicines now generating approximately $133 billion in revenues will be subject to generic competition by 2016 including Lipitor, the top selling pharmaceutical medicine in the world.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective. The regulatory review process for new drugs and devices is time consuming and expensive. For example, a new drug application (“NDA”) can take up to two years before the FDA approves it. This is in addition to approximately five to nine years of studies required to provide the data to support the NDA. The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies lose as much as $35.6 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®. Source: Pfizer, Inc. website.

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

We believe that success in the EDC market is predicated on several criteria. As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success. We believe these success criteria include:

•

Deployment options. Successful EDC vendors provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis. The ultimate criteria for selection of the type of technology delivery methodology selected is often predicated on the size of the clinical trial sponsor. Since this will often determine first the financial resources available for the deployment of new technologies and second, will help determine the sophistication of the company’s technology infrastructure and therefor their ability to bring in-house their EDC operations.

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

License Agreements

DataSci, LLC

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent. which we anticipate will approximate the annual minimum royalty payment(s) during any calendar year as follows: 2011 - $300,000; and 2012 - until expiration of the Licensed Patent - $450,000 per year. In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share. The warrant has been granted for past use of the Licensed Patent. The warrant can be exercised by DataSci in month 24 or later or upon its sole discretion require the Company to pay $300,000 in cash in lieu of exercising the warrant.

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology. Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the agreement.

Alphadas Licensing Agreement

Effective September 30, 2010, the Company and Logos Holdings, Ltd. (“Holdings”) (a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system. Pursuant to the agreement, the Company agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning on August 3, 2009, the date of the Company’s acquisition of Logos Technologies. The license limits the total license fee payable by the Company to Holdings to $200,000. The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company. The Company incurred $54,642 in license fees under this arrangement during 2010.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2010, we had 112 customers, including 3 of the top 10 global pharmaceutical companies measured by revenue, the second largest medical device company and the second largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Hoffmann-La Roche	Pharmaceutical (Phase I)
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
Kendle International	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer (Wyeth Consumer Healthcare)	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force and through our relationships with CROs. Our marketing efforts to-date have focused on increasing market awareness of our firm and products. These efforts have primarily been comprised of attendance and participation in industry conferences and seminars. A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness. As of December 31, 2010, we had 12 employees in sales and marketing.

Our efforts during 2011 will include: increasing the number of sales personnel employed both in the U.S. and in Europe, which will include the expansion of our inside sales force; increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

Our marketing strategy is to generate qualified sales leads, enhance the global recognition of our brand and products and establish OmniComm as a provider of high value eClinical solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base. We sponsor and participate in industry events including user conferences, trade shows and webinars. During 2011 we expect to increase the number of articles authored by OmniComm employees and to increase our efforts at participating in cooperative marketing efforts with our CRO partners and other providers of complementary services or technology, including joint press announcements, joint trade show activities and joint seminars and webinars.

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

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our eClinical solutions. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers. In the past, our philosophy towards software development has been to design and implement all of our solutions through in-house development. During 2009 we increased the scope and breadth of our eClinical solutions through the acquisition of the EDC assets of eResearch Technology in June 2009 and the acquisition of the EDC assets of Logos Technologies in August 2009. Both acquisitions added significant functionality in the form of products and services to our overall eClinical suite of applications. Because of the inherent limitations that exist in our operations due to manpower constraints and due to the nature of the products acquired, we do not believe we could have developed either suite of products internally in a strategically feasible timeframe. As of December 31, 2010, we had approximately 24 employees involved in our research and development efforts.

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

Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated research and development team building integration software and APIs on top of our platform. During fiscal 2010, we spent approximately $3,304,000 on R & D activities, the majority of which represented the salaries of our programmers and developers. In fiscal 2009 we spent approximately $2,064,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

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

•

vendors of EDC, eClinical, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical and PhaseForward, Inc., business units of Oracle Corporation and Medidata Solutions;

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

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

•	product functionality and breadth of integration among the EDC, eClinical, clinical trial management systems and adverse event reporting solutions;

•	reputation and financial stability of the vendor;

•	low total cost of ownership and demonstrable benefits for customers;

•	depth of expertise and quality of consulting and training services;

•	performance, security, scalability, flexibility and reliability of the solutions;

•	speed and ease of implementation and integration; and

•	sales and marketing capabilities and the quality of customer support.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. Our revenues prior to 2009 had been generated almost exclusively from U.S. based clients. Our 2009 acquisitions both allowed us to increase the number of clients we service in the European market. TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia. We began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations. During 2007, we expanded our European operations by creating a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of our other OmniComm Europe BV into that unit. Our European subsidiary, OmniComm Europe, GmbH, operates out of an office in Bonn, Germany. We currently employ 14 employees in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services. Our European sales and business development efforts are managed out of this location as well.

In August 2009 we acquired the EDC assets of Logos Technologies Ltd. out of administration (similar to a U.S. Chapter 11 bankruptcy proceeding) in the U.K. As part of that transaction we opened an R & D office for our newly acquired phase one product, TrialOne. We currently employ five software developers and engineers out of that office.

During 2009 we also completed the acquisition of the EDC assets of eResearch Technology. The result of our two acquisitions was to increase the number of clients serviced in the European market to approximately 9 clients. We expect the percentage of revenues generated from our European operations to increase to approximately 12% of total revenues.

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

Employees

We currently have 84 full time employees of which four are executives, four are administrative, 24 are programmers, engineers or technology specialists, 37 work in clinical operations, three are technology and systems managers and 12 are in sales and marketing. We employ 47 employees out of our headquarters in Fort Lauderdale, Florida, 9 employees out of a field office in Monmouth Junction, New Jersey and eight field sales and marketing employees located in California, Missouri, Massachusetts, New York, Illinois, Tennessee and North Carolina. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 14 employees in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs five employees in Lymington, England. We believe that relations with our employees are good. None of our employees is represented by a collective bargaining agreement.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $3,335,869 and $8,275,481 in fiscal 2010 and 2009, respectively. At December 31, 2010, we had an accumulated deficit of approximately $59,001,262 and a working capital deficit of approximately $9,400,947. We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability. We expect our operating cash flows to improve in fiscal 2011, but we have little control over the timing of contracted projects. We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2010, we had outstanding borrowings of approximately $13,503,165 of which

•	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;

•	approximately $137,500, at 9% interest, is due in January 2013;

•	approximately $12,500 at 12% was due in January 2011 and was repaid;

•	approximately $1,400,000 at 12% interest is due in March 2011;

•	approximately $1,490,000 at 12% interest is due in June 2011;

•	approximately $2,477,500 at 12% interest is due in December 2011;

•	approximately $444,379 at 12% is due in April 2012;

•	approximately $20,000 at 12% is due in December 2012;

•	approximately $111,800 at 9% interest is due in July 2012;

•	approximately $431,986 at 10% is due in January 2013;

•	approximately $1,920,000 at 10% interest is due in August 2013, and

•	approximately $4,980,000 at 12% interest is due in December 2013.

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

WE HAVE HISTORICALLY NEEDED AND POTENTIALLY WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

During the years ended December 31, 2010 and 2009 we were required to raise working capital to meet operating expenses in the amount of approximately $3,477,500 and $2,890,000. Our plan of operations going forward may require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

•	fund more rapid expansion;

•	fund additional capital or marketing expenditures;

•	develop new or enhanced features, services and products;

•	enhance our operating infrastructure;

•	respond to competitive pressures; or

•	acquire complementary businesses or necessary technologies.

If we raise additional capital through the issuance of debt, this will result in increased interest expenses. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders or debt holders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, repay our outstanding debt obligations and remain in business may be significantly limited.

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

During fiscal 2010 international customers began to account for a substantial percentage of our revenues. International operations are subject to inherent risks. These risks include:

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 38% of our revenues during 2010 and approximately 46% of our revenues during 2009. One customer accounted for 20% of our revenues during 2010 or approximately $2,466,000. One customer accounted for 26% of our revenues during 2009, or approximately $2,443,000. These customers can terminate our services at any time. The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results.

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

Our software solutions are used to collect, manage and report information in connection with the conduct of clinical trials. This information is or could be considered to be personal medical information of the clinical trial participants. Regulation of the use and disclosure of personal medical information is complex and growing. Increased focus on individuals’ rights to confidentiality of their personal information, including personal medical information, could lead to an increase of existing and future legislative or regulatory initiatives giving direct legal remedies to individuals, including rights to damages, against entities deemed responsible for not adequately securing such personal information. In addition, courts may look to regulatory standards in identifying or applying a common law theory of liability, whether or not that law affords a private right of action. Since we receive and process personal information of clinical trial participants from our customers, there is a risk that we could be liable if there were a breach of any obligation to a protected person under contract, standard of practice or regulatory requirement. If we fail to properly protect this personal information that is in our possession or deemed to be in our possession, we could be subjected to significant liability.

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2010 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 26, 2011, we had 86,081,495 shares of common stock issued and outstanding and 81,690,391 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options. Of these shares, 50,700,419 are, or will be upon issuance, eligible for resale pursuant to Rule 144. In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock. In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 26, 2011, we had a total of 78,940,242 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock. The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

   None.

ITEM 2. PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2010 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
Fort Lauderdale, Florida	Corporate headquarters	11,519 square feet	September 2016
Monmouth Junction, New Jersey	Office Space	3,877 square feet	February 2013
Bonn, Germany	European headquarters	4,600 square feet	June 2011
Lymington, United Kingdom	Office Space	1,500 square feet	October 2012
Cincinnati, Ohio	Data Center	1,000 square feet	March 2011
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space	8,250 square feet	August 2012
Secaucus, New Jersey	Data center	2,000 square feet	December 2011

Our principal executive offices are located in commercial office space in approximately 11,519 square feet at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254. We lease these offices under the terms of a lease expiring in September 2016. Our annual rental payment under this lease is $331,000 plus sales tax.

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

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida. We lease from our landlord, rack space for our SG & A servers and redundant data hosting, an office suite and cubicles that will allow us to maintain operations in the event of a disaster. Our annual rental payment is $175,180 plus sales tax. This lease expires in August 2012.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On November 24, 2010, Achyut Dhakal, a former employee, filed suit in the United States District Court for the Southern District of Florida, Miami Division, alleging racial and national discrimination, retaliation for a requested FMLA leave, retaliation under state whistleblower provisions and monies owed for overtime pay under the Fair Labor Standards Act (FLSA). The Company disagreed with the allegations and submitted its response on February 1, 2011. On March 3, 2011 the Company and Mr. Dhakal, subject to the terms agreed into during a court mandated settlement conference, entered into Settlement Agreement and Full Release subject to mutual non-disclosure provisions. On March 3, 2011, the Court entered an Order of Dismissal with Prejudice approving the settlement.

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

	HIGH	LOW
Fiscal 2010
1st Quarter	$0.20	$0.16
2nd Quarter	$0.20	$0.12
3rd Quarter	$0.18	$0.08
4th Quarter	$0.09	$0.03

Fiscal 2009
1st Quarter	$0.32	$0.18
2nd Quarter	$0.27	$0.17
3rd Quarter	$0.25	$0.13
4th Quarter	$0.24	$0.15

On March 29, 2011 the closing price of our common stock as reported on the OTC Bulletin Board was $0.13 At March 29, 2011 we had approximately 400 shareholders of record; however, we believe that we have in excess of approximately 1,000 beneficial owners of our common stock.

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

A special note about penny stock rules

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Our common stock should be considered to be a penny stock. A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition, he must receive the purchaser’s written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of holders of shares of our common stock to sell them.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our audited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical Suite™ (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2010 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

•	Emphasizing low operating costs;

•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;

•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;

•	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;

•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and

•	Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in from our 2009 acquisitions.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. During 2010, we increased our marketing and sales personnel both in the U.S. and European markets and aggressively expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”). We will seek to aggressively expand the scope of our sales and marketing operations in Europe during 2011.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $3,304,000 and $2,064,000 on R & D activities during years ended December 31, 2010 and December 31, 2009, respectively. The majority of these expenses represent salaries to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2010, we emphasized commercializing our products on a licensed basis. During 2010 we experienced mixed results in achieving this goal. We were able to increase the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines. We found that the sale of licenses of our eClinical Software Products to new clients was somewhat hampered by what we perceived as a sluggish market for R & D spending. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2011.

Our clients will be able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry. The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers. Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients. Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there. Through December 31, 2010 the European market accounts for approximately 12% of total revenues for the year ended December 31, 2010.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2011. We have increased the marketing and business development budget for our TrialOne product during 2011 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes. We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

Fiscal 2009 Acquisitions

eResearch Technology, Inc. Acquisition:

On June 23, 2009, we acquired the EDC business unit owned by eResearch Technology, Inc. (“eResearch Technology”) and as a result acquired certain tangible and intangible EDC assets, (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement. Our purpose in acquiring these assets, which included employment rights to eResearch Technology’s EDC operating and business development team, was to increase our presence in the EDC industry through the eResearch Technology client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch Technology, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists and other assets specifically identified in schedules to the Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the Agreement. Consideration for the acquisition consisted of 8,100,000 shares of our common stock.

Logos Technologies, Ltd. (In Administration) Acquisition:

On August 3, 2009, we acquired the EDC business owned by Logos Technologies, Ltd. (“Logos Technologies”) and as a result acquired certain tangible and intangible EDC assets, (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Technologies, was to increase our presence in the EDC industry, specifically access to the Phase I clinical trial market, through the Logos Technologies client list and the acquisition of the intellectual property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it can allow us increase our revenues in order to leverage our existing administrative and technical corporate infrastructure by competing in what we view as an under-serviced segment of the EDC industry.

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

Effective September 30, 2010 the Company and Logos Holdings, Ltd. (a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system. Pursuant to the agreement, the Company has agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning on August 3, 2009, the date of the Company’s acquisition of Logos Technologies. The license limits the total license fee payable by the Company to $200,000. The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company.

The Year-ended December 31, 2010 Compared with the Year ended December 31, 2009

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2010 and December 31, 2009 is included in the table below.

Summarized Statement of Operations

For the twelve months ended December 31,
2010	% of Revenues	2009	% of Revenues	$ Change	% Change
Total revenues	$12,427,511	$9,556,366	$2,871,145	30.0%

Cost of sales	1,800,281	14.5%	1,894,248	19.8%	(93,967)	-5.0%

Gross margin	10,627,230	85.5%	7,662,118	80.2%	2,965,113	38.7%

Salaries, benefits and related taxes	9,815,549	79.0%	9,316,101	97.5%	499,448	5.4%
Rent	918,711	7.4%	775,329	8.1%	143,382	18.5%
Consulting	429,240	3.5%	274,126	2.9%	155,114	56.6%
Legal and professional fees	333,561	2.7%	622,227	6.5%	(288,666)	-46.4%
Other expenses	1,798,121	14.5%	1,482,331	15.5%	315,790	21.3%
Selling, general and administrative	1,165,512	9.4%	1,193,802	12.5%	(28,290)	-2.4%

Total operating expenses	14,460,694	116.4%	13,663,916	143.0%	796,778	5.8%

Operating loss	(3,833,464)	-30.8%	(6,001,798)	-62.8%	2,168,334	-36.1%

Interest expense	(3,628,230)	-29.2%	(2,747,390)	-28.7%	(880,840)	32.1%
Interest income	49	0.0%	4,491	0.0%	(4,442)	-98.9%
Gain (Loss) on extinguishment of debt	-0	-	0.0%	432	0.0%	(432)	-100.0%

Change in derivatives	4,330,279	34.8%	673,918	7.1%	3,656,361	542.6%

Net loss	(3,130,735)	-25.2%	(8,070,347)	-84.4%	4,939,612	-61.2%
Total preferred stock dividends	(205,134)	-1.7%	(205,134)	-2.1%	—	0.0%

Net loss attributable to common stockholders	$(3,335,869)	-26.8%	$(8,275,481)	-86.6%	$4,939,612	-59.7%

Net loss per share	$(0.04)	$(0.10)

Weighted average number of shares outstanding	85,606,706	81,229,605

Revenues for the year ended December 31, 2010 increased approximately 30.0% from the year ended December 31, 2009. The table below provides a comparison of our recognized revenues for the years ended December 31, 2010 and December 31, 2009.

	For the year ended
Business Activity	December 31, 2010		December 31, 2009		Increase $	Increase %
Set-up Fees	$4,345,529	35.0%	$4,925,205	51.5%	$(579,676)	-11.8%
Change Orders	217,960	1.8%	385,275	4.0%	(167,315)	-43.4%
Maintenance	4,607,680	37.1%	2,604,534	27.3%	2,003,146	76.9%
Software Licenses	1,329,260	10.7%	575,968	6.0%	753,292	130.8%
Professional Services	858,710	6.9%	362,322	3.8%	496,388	137.0%
Hosting & Subscriptions	1,068,372	8.6%	703,062	7.4%	365,310	52.0%

Totals	$12,427,511	100.0%	$9,556,366	100.0%	$2,871,145	30.0%

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients decreased by $324,453 or 5.2%. During 2009 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting. Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding. With the difficult economic climate experienced beginning in late 2008 and continuing through the present we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves. We saw evidence during late 2009 and during the first half of 2010 of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending. In addition, we have placed an emphasis on increasing the number of customers licensing the TrialMaster software suite. The licensing business model allows for more regular revenue recognition and operating cash flows, greater visibility into our operating results and has the potential, in the long-run, for stronger gross margins since the manpower requirements are smaller than under an ASP model thus producing less cost of goods sold.

We recorded $780,805 in revenues from our licensing activity and $326,937 from professional services associated with our TrialMaster suite during the year ended December 31, 2010 compared with $575,968 and $362,322, respectively, during the year ended December 31, 2009. The amounts relating to fiscal 2009 activity are associated with the sale and installation of the TrialMaster application suite to one client.

We expect revenues from both activities to increase during 2011 for several reasons. First, we see significant activity in the CRO market relating to infrastructure investing. Second, we have entered into a contract with Kendle International for them to license our TrialMaster application. Third, most new sales of our eClinical application and all future sales of the TrialOne application will be made on a licensed basis.

We recorded $4,997,198 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the year ended December 31, 2010 compared with $2,262,603 for the year ended December 31, 2009. We only operated the eClinical unit for approximately six months during fiscal 2009. eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $1,068,372 in revenues from hosting and subscriptions activities and $521,573 in consulting services associated with the eClinical suite during the year ended December 31, 2010 compared with $703,062 and $380,612, respectively, for the year ended December 31, 2009. The 2009 amounts represent approximately six months of operations subsequent to our acquisition of the EDC assets. Generally, these revenues are paid quarterly and are connected to hosting, maintenance and client support for clients licensing that application.

We recorded $349,551 in revenues associated with clients on our TrialOne EDC software for the year ended December 31, 2010 compared with $58,000 for the year ended December 31, 2009. We only operated the TrialOne unit for approximately five month during fiscal 2009. We have begun increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application. We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software. TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009, as discussed earlier, we completed the acquisition of the eResearch EDC Assets and TrialOne (the “Acquired Software”). Both software applications have historically been sold on a licensed or technology transfer basis. As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Generally, ASP contracts will range in duration from one month to several years. ASP Setup fees are generally recognized in accordance with Accounting Standards Codification 605 (“ASC 605”) “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

Beginning in late 2008, we began selling our core TrialMaster product on a licensed basis. Beginning with the third fiscal quarter of 2009 we have experienced greater success in selling TrialMaster on a licensed basis. The EDC assets acquired from eResearch Technology and TrialOne are primarily sold on a licensed basis. License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis. Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions. Licensed contracts of the eClinical suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually. The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 37.6% of our revenues during the year ended December 31, 2010 and approximately 46.0% of our revenues during the year ended December 31, 2009. One customer accounted for 20% of our revenues during the year ended December 31, 2010. One customer accounted for 26% of our revenues during the year ended December 31, 2009. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 5.0% or $93,967 for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Cost of goods sold were approximately 14.5% of revenues for the year ended December 31, 2010 compared to approximately 19.8% for the year ended December 31, 2009. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the year ended December 31, 2010 due to a decrease in salary related costs associated with the delivery of TrialMaster ASP projects of $405,867 and a decrease of $70,264 in costs from third-party services which help us with the delivery of our application to customers offset by an increase of approximately $368,028 for costs associated with salary and related costs associated with the delivery and support of our eClinical suite. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool. We have begun our business development efforts in commercializing the Acquired Software. We expect to primarily sell those products as licensed products providing further basis to our cost of goods sold estimates. At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 5.8% for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The increase in operating expenses can be attributed to managing the operations associated with our acquisitions of the eResearch Technology EDC Assets and TrialOne unit. during 2009. Total operating expenses were approximately 116.4% of revenues during the year ended December 31, 2010 compared to approximately 143.0% of revenues for the year ended December 31, 2009.

Salaries and related expenses were our biggest operating expense at 67.9% of total operating expenses for the year ended December 31, 2010 and 68.2% of total operating expenses for the year ended December 31, 2009. Salaries and related expenses increased approximately 5.4% for the year ended December 31, 2010 when compared to the same period that ended December 31, 2009. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	Salary expense for the years ended
	December 31, 2010	December 31, 2009	Change	% Change
OmniComm Corporate Operations	$6,199,413	$6,491,783	$(292,370)	-4.5%
New Jersey Operations Office	1,310,252	656,154	654,098	99.7%
OmniComm Europe, GmbH	1,191,920	1,020,194	171,726	16.8%
OmniComm Ltd.	529,903	187,946	341,957	181.9%
Employee Stock Option Expense	584,061	960,024	(375,963)	-39.2%

Total Salaries and related expenses	$9,815,549	$9,316,101	$499,448	5.4%

We currently employ approximately 47 employees out of our Ft. Lauderdale, Florida corporate office, 9 employees out of our New Jersey field office, eight out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 14 employees out of a wholly-owned subsidiary in Bonn, Germany. We expect to continue to selectively add experienced sales and marketing personnel over the next six months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe. In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the year ended December 31, 2010 and the year ended December 31, 2009 we incurred $584,061 and $960,024, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 18.5% during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The table below details the significant portions of our rent expense. In particular, the increase in 2010 is associated with the additions of our offices in New Jersey and in the UK from our 2009 acquisitions. Our primary data site is located at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio and will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in June 2011. We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during the third quarter of fiscal 2009. That office lease expires in February 2013. Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth quarter of 2009. That office lease expires in October 2012. During September 2010 we renewed our home office lease. That lease now extends through September 2016. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during 2010 was $56,455 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

Rent expenses for the years ended
	December 31, 2010	December 31, 2009	Change	% Change
Corporate Office	$266,263	$318,259	($51,996)	-16.3%
Co location and disaster recovery facilities	363,701	219,970	143,731	65.3%
New Jersey Operations Office	71,846	138,666	(66,820)	-48.2%
OmniComm Europe, GmbH	86,660	73,584	13,076	17.8%
OmniComm Ltd.	73,786	24,850	48,936	196.92%
Straight-line rent expense	56,455	-0-	56,455	n/m

Total	$918,711	$775,329	$143,382	18.5%

Consulting services expense increased to $429,240 for the year ended December 31, 2010 compared with $274,126 for the year ended December 31, 2009, an increase of $155,114 or 55.6%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees were higher during fiscal 2010 as we contracted with third-party sources for portions of our product development work. We do not expect this trend to continue during fiscal 2011.

Consulting expenses for the years ended
Expense Category	December 31, 2010	December 31, 2009	Change	% Change
Employee Recruitment	$30,000	$65,970	$(35,970)	-54.5%
Sales & Marketing	174,460	63,000	111,460	176.9%
Product Development	224,780	145,156	79,624	54.9%

	$429,240	$274,126	$155,114	56.6%

Legal and professional fees decreased approximately 46.4% for the year ended December 31, 2010 compared with the year ended December 31, 2009. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2010 legal and professional fees decreased due to significant legal fees we incurred during 2009 on acquisition related legal matters and miscellaneous legal fees matters. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2010 and December 31, 2009, respectively.

Professional services expense for the years ended
Expense Category	December 31, 2010		December 31, 2009	Change	% Change
Financial Advisory	$53,519		$173,897	$(120,378)	-69.2%
Audit and Related	100,836		91,666	9,170	10.0%
Accounting Services	82,447		49,475	32,972	66.6%
HR Consulting	-0	-	22,100	(22,100)	-100.0%
Acquisition Related	-0	-	29,705	(29,705)	-100.0%
Miscellaneous	22,865		212,693	(189,828)	-89.2%
General Legal	73,894		42,691	31,203	73.1%

	$333,561		$622,227	$(288,666)	-46.4%

Selling, general and administrative expenses (“SGA”) decreased approximately 2.4% for the year ended December 31, 2010 compared to the year ended December 31, 2009. During the year ended December 31, 2010 we recorded $223,667 in license fees associated with our license agreement with DataSci, LLC compared to $383,951 during the year ended December 31, 2009. We incurred $50,000 in software licensing expense in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products. We recorded a license fee of $54,642 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 12.8% or $35,403 for the year ended December 31, 2010 compared to the year ended December 31, 2009. The decrease relates primarily to decreased amounts spent on our participation in industry trade shows and conferences during 2010. During 2011 we expect the amount spent on general corporate marketing to increase by $200,000 in connection with projects related to our corporate website and in conjunction with marketing activities aimed at increasing industry awareness and product penetration of TrialOne. We expect to have expenditures related to our corporate website, customer marketing materials, branding related activities and for materials related to the commercialization of our TrialOne software application.

During the year ended December 31, 2010 we incurred $13,954 in bad debt expense compared to $235,160 for the year ended December 31, 2009. During 2009, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding. During the year ended December 31, 2009 seven of our clients either ceased operations or severely curtailed their work with us. We have seen evidence during late 2010 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2011.

Interest expense was $3,628,230 during the year ended December 31, 2010 compared to $2,747,390 for the year ended December 31, 2009, an increase of $880,480. Interest incurred to related parties was $1,236,843 during the year ended December 31, 2010 and $867,822 for the year ended December 31, 2009. Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009. The table below provides detail on the significant components of interest expense for the years ended December 31, 2010 and December 31, 2009.

Interest Expense for the Twelve Months Ended

	$0,000,000	$0,000,000		$0,000,000
Debt Description	December 31, 2010	December 31, 2009		Change $
Accretion of Discount from Derivatives	$2,286,799	$1,802,355		$484,444
August 2008 Convertible Notes	227,000	227,000		-0	-
December 2008 Convertible Notes	608,531	609,000		(469)
Sept 2009 Secured Convertible Debentures	168,000	42,345		125,655
Dec 2009 Convertible Debentures	178,800	-0	-	178,800
General Interest	30,407	66,690		(36,283)
Related Party Notes from fiscal 2010	128,693	-0	-	128,693

Total	$3,628,230	$2,747,390		$880,840

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2008 and 2009 were obtained at the best terms available to the Company. During the year ended December 31, 2010 we issued $2,866,879 in Promissory Notes to our Chief Executive Officer and Director, Mr. Cornelis Wit.

We recorded unrealized gains related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009. We recorded a net unrealized gain of $4,330,279 during the year ended December 31, 2010 compared with a net unrealized gain of $673,918 during the year ended December 31, 2009. The unrealized gains can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date. These non-cash gains have materially impacted our results of operations during the year ended December 31, 2010 and during fiscal 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $205,134 in its 5% Series A Preferred Stock dividends for the year ended December 31, 2010, and December 31, 2009. As of December 31, 2010, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series A	$1,740,174
Series B	609,904
Series C	1,469,593

Total Preferred Stock Arrearages	$3,819,671

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)
Summarized Balance Sheet Disclosure

	December 31, 2010	December 31, 2009		Change
Cash	$1,213,397	$60,352		$1,153,045
Accounts Receivable, net of allowance for doubtful accounts	1,031,745	587,119		444,626
Current Assets	2,342,479	886,535		1,455,944

Accounts Payable and accrued expenses	1,371,703	1,548,215		(176,512)
Notes payable, current portion	12,500	111,800		(99,300)
Notes payable, related parties, current portion	2,615,000	-0	-	2,615,000
Patent litigation settlement liability, current portion	765,089	627,810		137,279
Deferred revenue, current portion	4,060,425	2,048,305		2,012,120
Convertible notes payable, current portion, net of discount	395,733	402,777		(7,044)
Convertible notes payable, related parties, current portion, net of discount	2,169,622	-0	-	2,169,622
Conversion feature liability, related parties, current portion	92,134	-0	-	92,134
Conversion feature liability, current portion	72	64,550		(72)
Warrant liability, related parties	206,760	-0	-	206,760
Warrant liability	54,388	-0	-	54,388
Current liabilities	11,743,426	4,803,529		6,939,897

Working Capital (Deficit)	$(9,400,947)	$(3,916,994)		$(5,483,953)

Statement of Cash Flows Disclosure for the years ended

	December 31, 2010	December 31, 2009
Net cash used in operating activities	$(1,953,919)	$(5,176,989)
Net cash provided by (used in) provided by investing activities	(318,304)	682,079
Net cash provided by financing activities	3,452,500	2,517,500

Net increase (decrease) in cash and cash equivalents	$1,153,045	$(1,975,466)

Cash and Cash Equivalents

Cash and cash equivalents increased by $1,153,405 at December 31, 2010. The increase is comprised of an operating loss of $3,130,735, offset by an increase from non-cash transactions of $65,550 and changes in working capital accounts of $1,111,266. During the year ended December 31, 2010 we had investing activities comprised of purchases of property and equipment of $318,304. During the year ended December 31, 2010 we raised $2,477,500 in promissory notes and issued $1 million of Series D Preferred Stock.

During the year ended December 31, 2010, Company’s cash and working capital needs were supplemented through the issuance of promissory notes and preferred stock totaling $3.5 million. During the second half of fiscal 2010 the Company experienced some liquidity issues as the volume of new contracts lagged as compared with the first half of 2010.

Notwithstanding what we perceived as a sluggish selling environment, we were able to increase cash through the collection of large receivables during December 2010 which also increased the amount of deferred revenues carried at December 31, 2010.

During 2010 our ability to collect on trade receivable improved as compared to fiscal 2009. We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables.

Our expectation is that during 2011 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position. Additionally, the amounts expended on payroll and operating expenses were decreased during 2010 in connection with a restructuring of its costs. The Company has experienced a commensurate decrease in payables and payroll related accruals and expects these trends to continue during fiscal 2011.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2010:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$3,638,166	$2,627,500	(2)	$578,679	(3)	$431,987	(4)	$-0	-
Convertible Notes	9,865,000	2,965,000	(6)	-0	-	6,900,000	(5)	-0	-
Operating Lease Obligations (7)	2,123,242	623,104		442,989		343,135		714,014
Patent Licensing Fees (8)	2,565,089	765,089		450,000		450,000		900,000

Total	$18,191,497	$6,980,693		$1,471,668		$8,125,122		$1,614,014

1.	Amounts do not include interest to be paid.
2.	Includes $2,477,500 of 12% notes payable that mature in December 2011; $137,500 of 9% notes payable that mature in January 2011; and $12,500 of notes payable that mature in January 2011.
3.	Includes $446,879 of 12% notes payable that mature in April 2012; $111,800 of notes payable that mature in July 2012; and $20,000 of notes payable that mature in December 2102.
4.	Includes $431,987 of 12% notes payable that mature in January 2013.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share; $1,400,000 in 12% Convertible Notes that mature in March 2011; and $1,490,000 in Convertible Notes that mature in June 2011.
6.	Includes $1,920,000 in 10% Convertible Notes that mature in August 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.
7.	Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, and R & D office in England and our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.
8.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $162,228 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On December 31, 2010, the Company issued promissory notes payable totaling $431,986 in exchange for two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010 with principal payments totaling $350,000 and accrued interest of 81,986. The promissory notes bear interest at 10% per annum and mature in January 2013.

During fiscal 2010, $111,800 in promissory notes and $70,000 in convertible notes originally issued in fiscal 2008 and 2009 matured. The convertible notes are held by two senior managers of the Company. The convertible notes were extended with $12,500 of the notes payable in January 2011, $27,500 payable in April 2012 and $20,000 payable in December 2012. The new promissory notes bear interest at 12% per annum. The $111,800 in promissory notes were held by two long term investors and were extended to July 2012. The notes bear interest at 12% per annum.

During the next twelve months we expect the following debt to mature: $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $1,400,000 in 12% Convertible Notes that mature in March 2011; and $1,490,000 in Convertible Notes that mature in June 2011; $2,457,500 in promissory notes, held by our Chief Executive Officer, Cornelis F. Wit, that mature in December 2011; and $150,000 in promissory notes that mature in January 2011.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs, if any. Other than our revenues, current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

Since 2008 the Company has utilized the proceeds of convertible debentures and promissory notes to satisfy its working capital and capital expenditure needs. During 2008 and 2009 we raised $10,235,000 in convertible debentures that remain outstanding. Approximately 96% of those debentures were issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,660,000 to our Chief Executive Officer. During 2010 we raised $2,886,879 from promissory notes to our Chief Executive Officer. In addition, we issued a $20,000 promissory note to our Chairman and Chief Technology Officer during 2010.

In November 2010, the Company issued 250,000 shares of its Series D Preferred Stock to its CEO, Cornelis F. Wit in exchange for the cancellation of $1,000,000 of the Company’s convertible debentures.

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

During the second half of 2010, the Company made material changes to its cost structure including reducing commitments for financial advisory and product development consulting arrangements. We have looked closely at staffing costs and attempted to ensure that our overall salary levels are structured around the current and projected business development and contract levels expected for the next 12 months.

While the Company has not sought capital from venture capital or private equity sources we believe that those sources of capital remain available although possibly under terms and conditions that might be disadvantageous to existing investors.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending December 31, 2010, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 29, 2011 regarding our audited financial statements for the year ended December 31, 2010.

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

STOCK BASED COMPENSATION.

The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company currently uses the American Binomial option pricing model to determine grant date fair value.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Our financial statements are set forth on Pages F-1 through F-52 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 12, 2010, Greenberg and Company, LLC (“Greenberg”) resigned as the independent registered public accounting firm for the Company and on August 2, 2010 we engaged Webb & Company, P.A. as our independent registered public accounting firm. The change of our independent registered public accounting firm and engagement of Webb & Company, P.A. was approved by our Board of Directors on August 2, 2010.

Greenberg’s audit reports on our financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion. Their opinion for the fiscal years ended December 31, 2008 and 2009 were not qualified or modified as to audit scope or accounting principles except that each such audit report for the fiscal years ended December 31, 2008 and 2009 contained a qualification regarding uncertainty regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2009 and 2008 and the subsequent interim period preceding the date Greenberg resigned as our independent registered public accounting firm (i) there were no disagreements between the Company and Greenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Greenberg would have caused it to make a reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During our two most recent fiscal years and the subsequent interim period prior to retaining Webb & Company, P.A. (1) neither we nor anyone on our behalf consulted Webb & Company, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) Webb & Company, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

We provided Greenberg with a copy of the disclosure contained in our Current Report on Form 8-K filed July 14, 2010 reporting the resignation (“Form 8-K”) and contained in an amendment to the 8-K filed August 2, 2010 (Form 8-K/A”), prior to each filing with the Securities and Exchange Commission (“SEC”), and requested that the firm furnish us with a letter addressed to the SEC stating whether they agree with the statements made in that Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. Greenberg furnished us with a letter addressed to the SEC stating their agreement with the above statements. The letters provided by Greenberg were filed as Exhibit 16.1 to the Form 8-K and as Exhibit 16.1(a) to the Form 8-K/A and are incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2010, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2010.

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

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2011 Annual Meeting of Stockholders to be held on August 4, 2011 (the “Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Management”-“Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Webb & Company, P.A. as independent auditors of OmniComm Systems” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

3.10	Certificate of Designation – Series D Preferred Stock (14)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (15)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (16)

4.3	Form of 10% Convertible Note (17)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (18)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (19)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (20)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (21)

10.3	1998 Stock Incentive Plan (22)

10.4	Standard Agreement – Proprietary Protection (23)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (24)

10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (25)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (26)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (27)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (28)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (29)

10.23	Form of Debenture dated February 29, 2008 (30)

10.24	Form of Warrant February 29, 2008 (31)

10.27	Form of Debenture dated August 29, 2008 (32)

10.28	Form of Warrant dated August 29, 2008(33)

10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(34)

10.30	Form of Debenture dated December 16, 2008(35)

10.31	Form of Warrant December 16, 2008(36)

10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009.(37)

10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009(38)

10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009(39)

10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009(40)

10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(41)

10.37	Form of Debenture dated September 30, 20(42)

10.38	Form of Warrant dated September 30, 2009(43)

10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (44)

10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010*

10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010*

10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010*

14	OmniComm Systems, Inc. Code of Ethics (45)

21	Subsidiaries of the Company*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.

2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.

3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.

5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010

15	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

16	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

17	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

18	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

19	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

20	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

21	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.

22	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.

23	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

24	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.

25	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003

26	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.

27	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.

28	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.

29	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.

30	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.

31	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.

32	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009

33	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009

34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008

35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008

36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008

37	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009

38	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009

39	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009

40	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009

41	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009

42	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009

43	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009

44	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010

45	Incorporated by reference to our Proxy Statement filed on June 9 2003.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 31, 2011

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2011

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 31, 2011

/s/ Guus van Kesteren Guus van Kesteren	Director	March 31, 2011

/s/ Matthew D. Veatch Matthew D. Veatch	Director	March 31, 2011

/s/ Fernando Montero Fernando Montero	Director	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

OmniComm Systems, Inc.

We have audited the accompanying balance sheet of OmniComm Systems, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a net loss attributable to common shareholders of $3,335,869, a negative cash flow from operations of $1,953,919, a working capital deficiency of $9,400,947 and a stockholders’ deficiency of $17,814,029. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ WEBB & COMPANY, P.A.

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

OmniComm Systems, Inc.

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of OmniComm Systems, Inc. as of December 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OmniComm Systems, Inc. at December 31, 2009, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

GREENBERG & COMPANY LLC

Springfield, New Jersey

February 12, 2010

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010		December 31, 2009 (restated)
ASSETS
CURRENT ASSETS
Cash	$1,213,397		$60,352

Accounts receivable, net of allowance for doubtful accounts of $269,869 and $267,526 in 2010 and 2009, respectively	1,031,745		587,119
Prepaid expenses	97,337		239,064
Total current assets	2,342,479		886,535

PROPERTY AND EQUIPMENT, net	1,046,688		1,240,697

OTHER ASSETS
Intangible assets, net	696,350		1,160,581
Other assets	34,218		25,882

TOTAL ASSETS	$4,119,735		$3,313,695

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,371,703		$1,548,215
Notes payable, current portion	12,500		111,800
Notes payable related parties, current portion	2,615,000		-0	-
Deferred revenue, current portion	4,060,425		2,048,305
Conversion feature liability, related parties, current portion	92,134		-0	-
Conversion feature liability, current portion	72		64,622
Convertible notes payable, current portion, net of discount	395,733		402,777
Convertible notes payable, related parties, current portion, net of discount	2,169,622		-0	-
Patent settlement liability, current portion	765,089		627,810
Warrant liability, related parties	206,760		-0	-
Warrant liability	54,388		-0	-

Total current liabilities	11,743,426		4,803,529

Notes payable - long term, net of current portion	601,286		-0	-
Notes payable related parties, long term, net of current portion	409,379		137,500
Deferred revenue, long term, net of current portion	691,234		980,642
Convertible notes payable, related parties, net of current portion	6,900,000		6,996,178
Convertible notes payable, net of current portion	-0	-	224,600
Conversion feature liability, related parties, net of current portion	-0	-	1,809,418
Conversion feature liability, net of current portion	-0	-	71,400
Warrant liability, related parties	-0	-	1,977,402
Warrant liability	-0	-	760,791
Patent settlement liability - long term	1,588,439		1,835,463

TOTAL LIABILITIES	21,933,764		19,596,923

COMMITMENTS AND CONTINGENCIES (See Note 14)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 share authorized 4,022,500 shares undesignated	-0	-	-0	-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0	-	-0	-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0	-	-0	-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125		4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and -0- issued and outstanding, respectively at $.001 par value	250		-0	-
Common stock - 250,000,000 shares authorized, 86,081,495 and 85,507,699 issued and outstanding, respectively, at $.001 par value	86,082		86,474
Additional paid in capital - preferred	4,717,804		3,718,054
Additional paid in capital - common	36,906,356		36,278,798
Less cost of treasury stock: Common - 1,014,830 and 1,014,830 shares, respectively	(503,086)		(503,086)
Accumulated other comprehensive income (loss)	(24,298)		2,934
Accumulated deficit	(59,001,262)		(55,870,527)

TOTAL SHAREHOLDERS’ (DEFICIT)	(17,814,029)		(16,283,228)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$4,119,735		$3,313,695

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,
2010	2009
Total revenues	$12,427,511	$9,556,366

Cost of sales	1,800,281	1,894,248

Gross margin	10,627,230	7,662,118

Operating expenses
Salaries, benefits and related taxes	9,815,549	9,316,101
Rent & occupancy expenses	918,711	775,329
Consulting services	429,240	274,126
Legal and professional fees	333,561	622,227
Travel	535,929	482,131
Telephone and internet	271,693	176,095
Selling, general and administrative	1,165,512	1,193,802
Bad debt expense	13,954	235,160
Depreciation Expense	512,311	356,828
Amortization Expense	464,234	232,117

Total operating expenses	14,460,694	13,663,916

Operating loss	(3,833,464)	(6,001,798)

Other income (expense)
Interest expense	(2,391,387)	(1,880,168)
Interest expense, related parties	(1,236,843)	(867,222)
Interest income	49	4,491
Gain on extinguishment of debt	-0	-	432
Change in derivative liabilities	4,330,279	673,918
Other Comprehensive Income (Loss)	631	-0	-

Loss before income taxes and preferred dividends	(3,130,735)	(8,070,347)

Net loss	(3,130,735)	(8,070,347)

Preferred stock dividends
Preferred stock dividends in arrears Series A Preferred	(205,134)	(205,134)

Total preferred stock dividends	(205,134)	(205,134)

Net loss attributable to common stockholders	$(3,335,869)	$(8,275,481)

Net loss per share
Basic and Diluted	$(0.04)	$(0.10)

Weighted average number of shares outstanding
Basic and Diluted	85,606,706	81,229,605

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2009 TO DECEMBER 31, 2010

									Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible			Series D Preferred Stock
	Common Stock		Additional			Additional			Additional			Additional			Additional
	Number of Shares	$ 0.001 Par Value	Paid In Capital	Number of Shares	$ 0.001 Par Value	Paid In Capital	Number of Shares	$ 0.001 Par Value	Paid In Capital	Number of Shares	$ 0.001 Par Value	Paid In Capital	Number of Shares	$ 0.001 Par Value	Paid In Capital
Balances at December 31, 2008	76,579,951	$77,546	$33,430,270	4,125,224	$4,125	$3,718,054	—	$—	$—	—	$0	$0	—	$—	$—

Common stock issued in lieu of wages	405,055	405	108,777
Employee stock option expense			960,024
Common stock issued for services	415,000	415	61,835
Common stock issued in asset acquisition	8,100,000	8,100	1,717,900
Common stock issued for cashless exercise of warrants	7,693	8	(8)
Foreign currency translation adjustment
Net loss for the period ended December 31, 2009	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balances at December 31, 2009	85,507,699	86,474	36,278,798	4,125,224	4,125	3,718,054	—	—	—	—	0	0	—	—	—

Employee stock option expense			584,061
Common stock issued in lieu of salaries	573,796	574	42,531
Foreign currency translation adjustment
Adjustment for treasury stock transactions		(966)	966
Issuance of Series D preferred stock													250,000	250	999,750
Net loss for the period ended December 31, 2010	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Balances at December 31, 2010	86,081,495	$86,082	$36,906,356	4,125,224	$4,125	$3,718,054	—	$—	$—	—	0	$0	250,000	$250	$999,750

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 2009 TO DECEMBER 31, 2010

	Accumulated Deficit	Deferred Compensation		Subscription Receivable		Accumulated Other Comprehensive Income		Treasury Stock		Total Shareholders’ Equity (Deficit)
Balances at December 31, 2008	$(47,800,180)	$-0	-	$-0	-	$989		$(503,086)		$(11,072,282)

Common stock issued in lieu of wages										109,182
Employee stock option expense										960,024
Common stock issued for services										62,250
Common stock issued in asset acquisition										1,726,000
Common stock issued for cashless exercise of warrants										-0	-
Foreign currency translation adjustment						1,945				1,945
Net loss for the period ended December 31, 2009	(8,070,347)	-0	-	-0	-	-0	-	-0	-	(8,070,347)

Balances at December 31, 2009	(55,870,527)	(0)		(0)		2,934		(503,086)		(16,283,228)

Employee stock option expense										584,061
Common stock issued in lieu of salaries										43,105
Adjustment for treasury stock transactions										-0	-
Foreign currency translation adjustment						(27,232)				(27,232)
Adjustment for treasury stock transactions										-0	-
Issuance of Series D preferred stock										1,000,000
Net loss for the period ended December 31, 2010	(3,130,735)	-0	-	-0	-	-0	-	-0	-	(3,130,735)

Balances at December 31, 2010	$(59,001,262)	$(0)		$(0)		$(24,298)		$(503,086)		$(17,814,029)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010		2009
			(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,130,735)		$(8,070,347)

Adjustment to reconcile net loss to net cash used in operating activities
Gain on extinguishment of debt	-0	-	(432)
Common stock issued in lieu of salary	43,105		109,182
Change in derivative liabilities	(4,330,279)		(673,918)
Interest expense from derivative instruments	2,286,799		1,802,355
Employee stock option expense	584,061		960,024
Depreciation and amortization	976,545		588,945
Bad debt expense	13,954		-0	-
Common stock issued for services	-0	-	62,250
Changes in operating assets and liabilities
Accounts receivable	(458,580)		2,020,774
Prepaid expenses	141,727		(95,795)
Other assets	(8,336)		(8,242)
Accounts payable and accrued expenses	314,853		463,115
Patent settlement liability	(109,744)		25,000
Deferred revenue	1,722,711		(2,359,900)

Net cash used in operating activities	(1,953,919)		(5,176,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in acquisition of eResearch Technology assets	-0	-	1,150,000
Purchase of Logos Technologies, Ltd. Assets	-0	-	(152,628)
Purchase of property and equipment	(318,304)		(315,293)

Net cash provided by (used in) investing activities	(318,304)		682,079

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(25,000)		(360,000)
Repayments of convertible notes payable	-0	-	(12,500)
Proceeds from issuances of convertible notes payable, related parties	-0	-	2,540,000
Proceeds from issuances of convertible notes payable	-0	-	350,000
Proceeds from issuances of notes payable	3,477,500		-0	-

Net cash provided by financing activities	3,452,500		2,517,500

Effect of exchange rate changes on cash and cash equivalents	(27,232)		1,944

Net increase (decrease) in cash and cash equivalents	1,153,045		(1,975,466)
Cash and cash equivalents at beginning of period	60,352		2,035,818

Cash and cash equivalents at end of period	$1,213,397		$60,352

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0	-	$-0	-

Interest	$810,982		$845,894

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	For the years ended December 31,
	2010		2009
			(restated)
Non-cash transactions
Common stock issued in lieu of salary	$43,105		$109,182
Common stock issued for services	$-0	-	$62,250
Promissory notes issued for accrued interest	$491,365		$-0	-
Conversion of notes payable into Series D Preferred Stock	$1,000,000		-0	-
Convertible notes payable converted into notes payable	$445,000		$-0	-
Common stock issued for the acquisition of assets and liabilities assumed:
Fixed assets	$-0	-	$36,006
Prepaid expenses	$-0	-	$44,707
Customer list	$-0	-	$1,392,701
Software application code	$-0	-	$324,964
Present value of assumed patent liability	$-0	-	$267,790
Deferred revenue	$-0	-	$954,588

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. The majority of our research and development activities represent salaries to our software developers. During the years ended December 31, 2010 and December 31, 2009 we spent approximately $3,304,000 and $2,064,000, respectively, on research and development activities, which is primarily comprised of payroll and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’ Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Significant estimates included in our financial statements include royalty-based patent liabilities and the value of derivatives associated with debt issued by the Company. Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2009 financial statements to conform to the 2010 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH and OmniComm Ltd., in Germany and the United Kingdom are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $2,934 of net translation gains in 2009, and $24,298 of net translation losses in 2010.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne and eClinical Suite (the “EDC Software”). Service revenues are derived principally from the Company’s delivery of the hosted solutions of its TrialMaster and eClinical software products, and consulting services and customer support, including training, for all of the Company’s products.

The Company recognizes revenues when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company operates in one reportable segment which is the delivery of EDC services and products to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities. These activities include hosted applications, licensing, professional services and maintenance.

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company’s TrialOne solution is presently available only on a licensed basis.

Revenues resulting from TrialMaster and eClinical application hosting services consist of three components of services for each clinical trial: the first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system. The second component involves application hosting and related support services as well as billing change orders which consist of amounts billed to customers for functionality changes made; and the third stage involves services required to close out, or lock, the database for the clinical trial.

Fees charged and costs incurred for the trial system design, set up and implementation are amortized and recognized ratably over the estimated hosting period. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones. Revenues earned upon completion of a contractual milestone are deferred and recognized over the estimated remaining hosting period. Fees for application hosting and related services in the second stage are generally billed quarterly in advance. Revenues resulting from hosting services for the eClinical products consist of installation and server configuration, application hosting and related support services. Services for this offering are generally charged as a fixed fee payable on a quarterly or annual basis. Revenues are recognized ratably over the period of the service.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Licensing Revenues

The Company’s software license revenues are earned from the sale of off-the-shelf software. From time-to-time a client might require significant modification or customization subsequent to delivery to the customer. The Company generally enters into software term licenses for its EDC Software products with its customers for 3 to 5 year periods, although customers have entered into both longer and shorter term license agreements. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term which typically is either on a quarterly or annual basis. Payment terms are generally net 30 days.

The Company in the past has sold perpetual licenses for EDC Software products in certain situations to existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement. The Company generates customer support and maintenance revenues from its perpetual license customer base.

Maintenance Revenues

Maintenance includes telephone-based help desk support and software maintenance. The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for both maintenance and software licenses ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management’s estimate of the relative fair value of each element. The Company generally invoices each of the elements based on separately quoted amounts and thus has a fairly accurate estimate of the relative fair values of each of the invoiced revenue elements.

Professional Services

The Company may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on a time-and-materials basis. Professional services can be deemed to be as essential to the functionality of the software at inception and typically are for initial trial configuration, implementation planning, loading of software, building simple interfaces and running test data and documentation of procedures. Subsequent additions or extensions to license terms do not generally include additional professional services.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The fees associated with each business activity for the fiscal years ended December 31, 2010 and December 31, 2009, respectively are:

	For the year ended
Business Activity	December 31, 2010	December 31, 2009
Set-up Fees	$4,345,529	$4,925,205
Change Orders	217,960	385,275
Maintenance	4,607,680	2,604,534
Software Licenses	1,329,260	575,968
Professional Services	858,710	362,322
Hosting & Subscriptions	1,068,372	703,062

Totals	$12,427,511	$9,556,366

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staffs. Cost of revenues also includes outside service provider costs, data center and networking expenses, and allocated overhead. These costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectibility of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $269,869 and $267,526 as of December 31, 2010 and December 31, 2009, respectively.

The following table summarizes activity in the Company’s allowance for doubtful accounts for the years presented.

	For the years ended
	December 31, 2010	December 31, 2009
Beginning of period	$267,526	$150,933
Bad debt expense	13,954	235,160
Write-offs	(11,611)	(118,567)

End of period	$269,869	$267,526

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2010, $1,217,729 in cash and cash equivalents were deposited in excess of FDIC-insured limits.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company’s customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2010. Prior to 2008 the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties. Several of the Company’s clients operate in this segment. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management’s expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008. Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 20% of our revenues during the year ended December 31, 2010 or approximately $2,466,120. One customer accounted for 26% of our revenues during the year ended December 31, 2009 or approximately $2,443,540. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company’s total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts Receivable
For the years ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Revenues
December 31, 2010	1	20%	3	44%
December 31, 2009	1	26%	1	22%

After the acquisitions completed in fiscal 2009, the Company’s European operations became a more material portion of its overall revenues. The table below provides revenues from European customers for the years ended December 31, 2010 and December 31, 2009, respectively.

December 31, 2010		December 31, 2009
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$ 1,587,676	12.8%	$767,987	8.0%

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities, and they are vulnerable

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

ASSET IMPAIRMENT

Acquisitions and Intangible Assets

We account for acquisitions in accordance with ASC 805- Business Combinations (“ASC 805”) and ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use quoted market prices when available and independent appraisals and management estimates of future operating cash flows, as appropriate, to determine fair value.

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of December 31, 2010, the Company had $4,751,659 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years. The Company had $4,060,425 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $242,168 and $255,730 for the years ended December 31, 2010 and December 31, 2009, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985.20. During the year ended December 31, 2010 and December 31, 2009 we spent approximately $3,304,000 and $2,064,000 respectively, on research and development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7.5 million shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents. The predecessor plan, the OmniComm Systems, 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the 1998 Plan document. Each plan is more fully described in “Note 18, Employee Equity Incentive Plans.” The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company currently uses the American Binomial option pricing model to determine grant date fair value.

EARNINGS PER SHARE

The Company recognizes Earnings Per Share using ASC 260 – Earnings per Share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. The diluted earnings per share calculation is very similar to the previously utilized fully diluted earnings per share calculation method.

INCOME TAXES

The Company accounts for income taxes in accordance ASC 740, Income Taxes. ASC 740 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

NOTE 3:	GOING CONCERN

We have experienced net losses and negative cash flow from operations and have funded our activities to-date primarily from debt and equity financings. We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the year ending December 31, 2010 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilitieis that might be necessary should the Company be unable to continue as a going concern.

NOTE 4	EARNINGS PER SHARE

Antidilutive shares aggregating 83,207,557 and 83,549,895 have been omitted from the calculation of dilutive EPS for the years ended December 31, 2010 and December 31, 2009, respectively, as the shares were antidilutive. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:

Basic earnings per share were calculated using the weighted average number of shares outstanding of 86,081,495 and 81,229,605 for the years ended December 31, 2010 and December 31, 2009, respectively. There were no differences between basic and diluted earnings per share. Options to purchase 11,822,000 shares of common stock at prices ranging from $0.10 to $0.70 per share were outstanding at December 31, 2010. Stock warrants to purchase 40,808,241 shares of common stock at exercise prices ranging from $0.25 to $0.60 per share were outstanding at December 31, 2010. Shares issuable upon conversion of Convertible Debentures totaling 27,200,000 shares at prices ranging from $0.25 to $0.50 per share were outstanding at December 31, 2010.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

For the Fiscal Years Ended
	December 31, 2010						December 31, 2009
	Income (loss) Numerator		Shares Denominator		Per-Share Amount		Income (loss) Numerator		Shares Denominator		Per-Share Amount
Basic EPS	($3,335,869)		85,606,706		($0.04)		($8,275,481)		81,229,605		($0.10)
Effect of Dilutive Securities

None.	-0	-	-0	-	-0	-	-0	-	-0	-	-0	-

Diluted EPS	($3,335,869)		85,606,706		($0.04)		($8,275,481)		81,229,605		($0.10)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2010			December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Lives
Computer & Office
Equipment	1,466,187	$914,016	$552,171	$1,309,329	$719,222	$590,107	5 Years
Leasehold Improvements	84,313	51,212	33,101	64,110	37,592	26,518	5 Years
Computer Software	1,366,955	937,141	429,814	1,230,989	642,042	588,947	3 Years
Office Furniture	106,759	75,157	31,602	102,159	67,034	35,125	5 Years

	$3,024,214	$1,977,526	$1,046,688	$2,706,587	$1,465,890	$1,240,697

Depreciation expense for the years ended December 31, 2010 and December 31, 2009 was $512,311 and $356,828 respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

		December 31, 2010		December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives
Customer lists	$1,392,701	$696,351	$696,350	$1,392,701	$232,117	$1,160,584	3 years

	$1,392,701	$696,351	$696,350	$1,392,701	$232,117	$1,160,584

Amortization expense was $464,234 and $232,117, for the years ended December 31, 2010 and December 31, 2009, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2010	$464,233
2011	232,117
2012	-0	-
2013	-0	-
2014	-0	-

Total	$696,350

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2010	December 31, 2009
Accounts payable	$629,775	$1,200,674
Accrued payroll and related costs	179,331	119,137
Other accrued expenses	159,294	11,821
Accrued interest	403,303	216,583

Total Accounts Payable and Accrued Expenses	$1,371,703	$1,548,215

NOTE 8:	eRESEARCH TECHNOLOGY, INC. ACQUISITION

On June 23, 2009, we acquired the EDC business unit owned by eResearch Technology, Inc. (“eResearch”) and as a result acquired certain tangible and intangible electronic data capture (“EDC”) assets, (“eResearch EDC Assets”), pursuant to an Asset Purchase Agreement (“eResearch Agreement”). Our purpose in acquiring these assets, which included employment rights to the operating and business development team of eResearch’s EDC team, is to increase our presence in the EDC industry through the eResearch client list and increase our revenues in order to leverage our existing administrative and technical corporate infrastructure.

The Company purchased from eResearch, the eResearch EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the eResearch Agreement, and $1,150,000 in cash. The Company also assumed certain liabilities associated with these assets, including deferred revenues under certain assumed contracts in the amount of approximately $954,000, and concurrent with the consummation of the transactions entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the eResearch Agreement.

Consideration for the acquisition consisted of 8,100,000 shares (“Shares”) of our $0.001 par value common stock. Under the terms of the eResearch Agreement, eResearch agreed to a covenant not to compete under certain circumstances with the Company for a period of two years following the closing. OmniComm and eResearch also entered into a Lock-up and Registration Rights Agreement pursuant to which, among other things, the Shares will be subject to a complete trading lock-up for twelve months following the closing date (“Lock-up Period”) and the Company granted registration rights to eResearch pursuant to which eResearch, at any time following the Lock-up Period, may request OmniComm to file a registration statement to register the Shares within pre-defined periods and circumstances. eResearch also received “piggyback” registration rights, pursuant to which eResearch may require OmniComm to register all or any part of the Shares then held by eResearch when the Company files registration statements for purposes of effecting a public offering of the Company’s securities under certain circumstances.

The purchase of the eResearch EDC Assets required us to determine whether the group of assets constituted a business, and accordingly, require accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations) and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) (Codified within ASC 350, Intangibles – Goodwill and Other).

SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is not in the form of cash, measurement is

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

Financial Instrument or Cost:	Amount
Common stock, par value $0.001 per share 8,100,000 shares of common stock	$1,701,000
Direct costs	25,000

Total	$1,726,000

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The following table reflects the acquisition date final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) (Codified within ASC 360, Property, Plant, and Equipment). Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy (see Note 2).

The purchase price allocation for the acquisition was based upon a valuation completed by a third-party valuation specialist using an income approach based on estimates and assumptions provided by Management. There was no excess of the purchase price over the net tangible and identifiable intangible assets thus we recorded no goodwill. The intangible assets acquired in the acquisition has been deemed to be deductible for tax purposes.

Allocation of the purchase price for eResearch transaction

Cash	$1,150,000
Property and equipment	36,006
Prepaid expenses	44,707
Purchased intangible assets	1,717,665
Accrued expenses	(267,790)
Deferred revenue	(954,588)

Total purchase price	$1,726,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The amounts allocated to the purchased intangible assets for eResearch consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:

Customer relationships/contracts	$1,392,701	3 years

Software Technology	324,964	3 years

Total intangible assets	$1,717,665

We engaged a third-party to perform a valuation based on historical data available to us prior to the acquisition regarding existing customers, the historical cost of certain fixed assets, historical revenue results, internal financial statements and employee records. Based on their analysis, the third-party determined that the fair value of the assets acquired on June 23, 2009 was:

Assets	Fair Value at June 23, 2009
Customer lists/relationships	$1,500,000
Software	350,000

Workforce in place (employment rights)	450,000

Cash	1,150,000
Prepaid expenses	44,707
Fixed assets	36,006

Total	$3,530,713

See Note 13 for fair value measurement disclosures

Pursuant to 805-55-6 the acquirer subsumes into goodwill the value of an acquired intangible asset that is not identifiable as of the acquisition date. For example, an acquirer may attribute value to the existence of an assembled workforce, which is an existing collection of employees that permits the acquirer to continue to operate an acquired business from the acquisition date. An assembled workforce does not represent the intellectual capital of the skilled workforce—the (often specialized) knowledge and experience that employees of an acquiree bring to their jobs. Because the assembled workforce is not an identifiable asset to be recognized separately from goodwill, any value attributed to it is subsumed into goodwill.

In connection with the above allocation, we evaluated the presence of in-process research and development that may require recognition (and immediate write-off). We concluded that in-process research and development was de minimus since the eResearch EDC Assets which include software applications have been in commercialization since 1996. The application is largely mature and stable and, in fact, no substantive effort and/or R & D costs were found in the records of eResearch. Research and development, if any is incurred, will be expensed as it is incurred.

In addition to the assets acquired at the time of the acquisition the Company assumed certain eResearch liabilities. These liabilities include obligation underlying certain customer contracts and a liability to make payments under a patent licensing agreement with DataSci, LLC. The fair value of these liabilities was $954,588 for the assumed customer contracts and $267,790 for the patent royalty agreement. The customer contract liability valuation was supported by payments received by

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

eResearch which had not been fully earned and were subject to extended customer support obligation and thus deferred revenue recognition over the term of the expected customer support obligation. Further, the value of the deferred revenue was evidenced by the fact that a portion of the cash received from eResearch at closing was provided in exchange for our agreement to assume the customer support obligation. The patent royalty liability was equal to the present value of the patent payments required over the course of 24 months from the date of the transaction.

Because the value of the consideration paid to eResearch exceeded the fair value of the assets acquired by $132,335 we ratably allocated the cost of our acquisition first to tangible assets (fixed assets, cash, prepaid expenses) and then to acquired intangible assets. Based on the third-party valuation analysis the customer list represented approximately 81 percent of the intangible assets acquired and the value of the existing acquired proprietary software accounted for 19 percent of the intangible assets acquired.

NOTE 9:	LOGOS TECHNOLOGIES, LTD. ASSET ACQUISITION

On August 3, 2009, we acquired an EDC business formerly owned by Logos Technologies, Ltd. (“Logos Ltd”) and as a result of the transaction certain tangible and intangible electronic data capture (“EDC”) assets, (“Logos EDC Assets”), pursuant to a Sale Agreement related to the Administration process ( Similar to a U.S. based bankruptcy proceeding) in the United Kingdom. Our purpose in acquiring these assets, which included employment rights to the research and development personnel of Logos Ltd, is to increase our presence in the EDC industry through the Logos, Ltd client list and the acquisition of the Intellectual Property associated with the Logos EDC Assets which we view as a strategically important facet of our software and service portfolio since it will allow us to increase our revenues and to leverage our existing administrative and technical corporate infrastructure. We believe the Phase I segment of the clinical trial industry has been under-serviced with regard to EDC and eClinical software applications and services and that the Logos EDC Assets will allow us to successfully penetrate this market segment. We have rebranded the acquired software and services under the TrialOne brand name.

The Company purchased from Logos, Ltd (in Administration), the Logos EDC Assets including equipment, devices, computer hardware and other computer systems, certain intellectual property, contracts, customer lists, and other assets specifically identified in schedules to the Sale Agreement. The Company also assumed certain liabilities associated with these assets which includes a short-term office lease obligation. Consideration for the acquisition consisted of £92,000 in cash, which approximates $152,628.

The purchase of the Logos EDC Assets required us to determine whether the group of assets constituted a business, and accordingly, require accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations) and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”) (Codified within ASC 350, Intangibles – Goodwill and Other)

SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is in the form of cash, the measurement can, given an authentic arms-length transaction, be based upon the amount of cash consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and thus more reliably measureable. We have concluded that the value of the consideration given representing cash, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with the Administrators of Logos Ltd., and (ii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Cash	$152,628
Direct costs	23,441

Total	$176,069

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The following table reflects the acquisition date final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under SFAS 144. Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy (see Note 2).

The purchase price allocation for the acquisition was based upon a valuation completed by a third-party valuation specialist using an income approach and was based on estimates and assumptions provided by Management. There was no excess of the purchase price over the net tangible and identifiable intangible assets thus we recorded no goodwill. The intangible assets acquired in the acquisition have been deemed to be deductible for tax purposes.

Allocation of the purchase price
Property and equipment	$35,000
Purchased intangible assets	117,628

Total purchase price	$152,628

The amounts allocated to the purchased intangible assets for Logos Holdings consist of the following:

	Purchase Price Allocation	Asset Life
Amortizable intangible assets:
Software Technology	$117,628	3 years

Total intangible assets	$117,628

We engaged a third-party to perform a valuation based on historical data available to us prior to the acquisition regarding the historical cost of certain fixed assets, historical revenue results, internal financial statements and employee records. The records available for historical revenue results and internal financial statements were extremely limited due to the small, unsophisticated nature of the previous owners of the software and also due to the nature of the transaction. The assets had been placed in Administration (the UK equivalent of a Chapter 7 bankruptcy) largely in part to disagreements between the existing partners in Logos Holdings. Based on their analysis, the third-party determined that the fair value of the assets acquired on August 3, 2009 was:

Assets	Fair Value at August 3, 2009
Software	$1,200,000
Workforce in place (employment rights)	52,000
Fixed assets	35,000

Total	$1,287,000

See Note 13 for fair value measurement disclosures

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Pursuant to 805-55-6 the acquirer subsumes into goodwill the value of an acquired intangible asset that is not identifiable as of the acquisition date. For example, an acquirer may attribute value to the existence of an assembled workforce, which is an existing collection of employees that permits the acquirer to continue to operate an acquired business from the acquisition date. An assembled workforce does not represent the intellectual capital of the skilled workforce—the (often specialized) knowledge and experience that employees of an acquiree bring to their jobs. Because the assembled workforce is not an identifiable asset to be recognized separately from goodwill, any value attributed to it is subsumed into goodwill.

Because the value of the assets acquired exceeded the consideration paid to the Logos Holdings Administrator we ratably allocated the cost of our acquisition first to tangible assets, fixed assets, and then to acquired intangible assets. Based on the third-party FAS 141 valuation analysis the value of the acquired software was recorded as $117,628 at the time of acquisition reflecting the fact that the total consideration paid was the equivalent of $152,628. The table below provides a tabular representation of the allocation at the time of acquisition of the assets acquired in the Logos Holdings acquisition.

Allocation of the purchase price for Logos Technologies, Ltd.

Property and equipment	$35,000
Purchased intangible assets	117,628

Total purchase price	$152,628

In connection with the above allocation, we evaluated the presence of in-process research and development that may require recognition (and immediate write-off). We concluded that in-process research and development was de minimus since the Logos EDC Assets which include software applications while not currently in extensive commercialization would have required far greater capital to acquire in a non-Administration setting, would require significantly more than the allocated fair value to replicate and that we anticipated more widely commercializing the acquired Logos EDC software during fiscal 2010. Research and development, if any is incurred, will be expensed as it is incurred.

NOTE 10:	SHORT TERM OBLIGATIONS

The following information summarizes the Company’s short-term obligations for the years ended December 31, 2010 and December 31, 2009, respectively.

	For the years ended
	December 31, 2010		December 31, 2009
Weighted average interest rate	11.93%		10.12%
Weighted average short-term borrowings	$2,035,712		$267,467
Short-term debt discount amortization	$1,887,162		$378,613
Interest expense on short-term debt	$238,660		$27,298
Debt acquisition costs amortized in short-term debt	$-0	-	$-0	-

NOTE 11:	NOTES PAYABLE

At December 31, 2010, the Company owed $3,638,165 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

			Ending	Non-Related Party		Related Party
Origination Date	Maturity Date	Interest Rate	Principal 12/31/2010	Current	Long Term	Current	Long Term
12/31/2010	7/1/2012	12%	$51,800	$—	$51,800	$—	$—
12/31/2010	7/1/2012	12%	60,000	—	60,000
12/31/2008	1/31/2011	9%	137,500	—	—	137,500	—
4/13/2010	12/31/2011	12%	450,000	—	—	450,000	—
6/30/2010	12/31/2011	12%	115,000	—	—	115,000	—
9/30/2010	12/31/2011	12%	695,000	—	—	695,000	—
12/31/2010	12/31/2011	12%	1,197,500	—	—	1,197,500	—
12/31/2010	12/31/2011	12%	20,000	—	—	20,000	—
12/31/2010	4/1/2012	12%	50,000	12,500	37,500	—	—
12/16/2010	12/16/2012	12%	20,000	—	20,000	—	—
12/31/2010	1/1/2013	10%	308,562	—	308,562	—	—
12/31/2010	1/1/2013	10%	123,425	—	123,425	—	—
12/31/2010	4/1/2012	12%	409,379	—	—	—	409,379

		—	$3,638,165	$12,500	$601,286	$2,615,000	$409,379

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

NOTE 12:	CONVERTIBLE NOTES PAYABLE

SECURED CONVERTIBLE DEBENTURES

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

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.25 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with FAS 133 (codified in ASC 815 - Derivatives and Hedging). The Warrants were valued using a Binomial option pricing model. A value of $358,400 was calculated and allocated to the Warrants and recorded as a discount to the issuance of the Debentures. The Warrant liability will be amortized over the 18 month exercise period of the Debentures. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized change in derivative liabilities.

The Debentures carry an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Debentures. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Debentures the holders of the Debentures would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with ASC 815. The Conversion Feature was valued using a Binomial option pricing model. A value of $168,000 was calculated and allocated to the Conversion Feature and recorded as a discount to the issuance of the Debentures. The Conversion Feature liability (discount) will be amortized over the 18 month maturity of the Debentures. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss from changes in derivative liabilities. See Note 13 for fair value measurement of the above disclosed conversion feature and warrant liabilities.

As a result of these Debentures having a conversion price of $0.25 per share the anti-dilution clause of the Debentures offered by us in August 2008 and December 2008 was triggered. The warrants issued in connection with the August 2008 and December 2008 offerings had an exercise price of $0.60 per share. In connection with those anti-dilution clauses the Company issued additional warrants totaling 7,441,883 to the non-related parties in those investments.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

CONVERTIBLE DEBENTURES

August 1999 Transaction

During the first quarter of 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 as part of a Private Placement. The notes bear interest at ten percent annually, payable semi-annually. The notes are convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2010, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.

As of December 31, 2010, the Company is in default on interest payments owed totaling $87,228 on its 10% Convertible Notes. The terms of the notes provide a payment grace period of thirty days in which to make required semi-annual interest payments. The Company has been in default since January 30, 2002. At the option of the note holders the full amount of the convertible notes could be declared in default. For the year ended December 31, 2010, we incurred and recorded $7,500 in interest expense on the 10% Convertible Notes.

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

The Convertible Notes, which bear interest at 10% per annum with interest payable every three months, were originally due on August 29, 2010. On September 30, 2009, two Affiliates of the Company extended $1,920,000 of Convertible Notes until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”).

In accordance with the terms of the Convertible Notes, the Conversion Price of the Convertible Notes was reduced from $0.50 to $0.25 per share based on the Conversion Price of a round of Secured Convertible Debentures that were issued in September 2009. The Affiliate Investors waived their anti-dilution rights on $1,920,000 of Convertible Notes. Based on the reduced Conversion Price for the Convertible Notes, and in accordance with the terms of the Convertible Notes the remaining two investors were granted the rights to acquire an additional 700,000 shares at a price of $0.25 per share upon conversion of the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. In September 2009, the Company completed a Financing of Secured Convertible Debt with an exercise price of $0.25 per share. In accordance with Anti-Dilution Provisions of the Warrants, the exercise price of the Warrants was lowered to $0.25 per share. The reduction in exercise price caused the Company to issue an additional 980,000 warrants with an exercise price of $0.25 per share to purchase common stock to two non-affiliate investors. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with ASC 815. The Warrants were valued using a Binomial option pricing model. A value of $1,153,160 was calculated and allocated to the Warrants and recorded as a discount to the issuance of the Convertible Notes. The Warrant liability was amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with ASC 815. The Conversion Feature was valued using a Binomial option pricing model. A value of $898,920 was calculated and allocated to the Conversion Feature and recorded as a discount to the issuance of the Convertible Note. The Conversion Feature discount was amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss from changes in derivative liabilities.

Effective August 30, 2010, the Company defaulted on principal payments totaling $350,000 on two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010. On December 31, 2010, the Company entered into notes payable with the holders of the Convertible Debentures. The notes payable mature January 1, 2013 and bear interest at 12% per annum. As part of the terms of agreeing to convert the Convertible Debentures into notes payable the Company agreed to include $81,986 in accrued interest in the principal amounts of the notes payable. The notes payable include original principal due in the amount of $350,000 and the accrued interest of $81,986. The total principal amount due on January 1, 2013 is $431,986. See Note 13 for fair value measurement of the above disclosed conversion feature and warrant liabilities.

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

The Convertible Notes, which bear interest at 12% per annum with interest payable every three months, were originally due on December 16, 2010. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date The Convertible Notes are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share (the “Conversion Price”), subject to adjustment as provided in the transaction documents (the “Conversion Feature”). In accordance with the terms of the Convertible Notes, the Conversion Price of the Convertible Notes was reduced from $0.50 to $0.25 per share based on the Conversion Price of the Secured Convertible Debentures that were issued in September 2009. The Affiliate Investors waived their anti-dilution rights on $4,980,000 of Convertible Notes. Based on the reduced Conversion Price for the Convertible Notes, and in accordance with the terms of the Convertible Notes the remaining three investors were granted the rights to acquire an additional 190,000 shares at a price of $0.25 per share upon Conversion of the Convertible Notes. Interest is convertible as provided in the Convertible Notes. We are not permitted to prepay the Convertible Notes without the prior written consent of the holders.

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.60 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. In September 2009, the Company completed a Financing of Secured Convertible Debt with an exercise price of $0.25 per share. In accordance with Anti-Dilution

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Provisions of the Warrants, the exercise price of the Warrants was lowered to $0.25 per share. The reduction in exercise price caused the Company to issue an additional 266,000 warrants with an exercise price of $0.25 per share to purchase common stock to three non-affiliate investors. That anti-dilution feature has caused the Warrants to be treated as a derivative liability and accounted for in accordance with ASC 815. The Warrants were valued using a Binomial option pricing model. A value of $852,600 was calculated and allocated to the Warrants and recorded as a discount to the issuance of the Convertible Notes. The Warrant liability was amortized over the 24 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss from changes in derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with ASC 815. The Conversion Feature was valued using a Binomial option pricing model. A value of $517,650 was calculated and allocated to the Conversion Feature and recorded as a discount to the issuance of the Convertible Note. The Conversion Feature discount was amortized over the 24 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss from changes in derivative liabilities. See Note 13 for fair value measurement of the above disclosed conversion feature and warrant liabilities.

During December 2010, the Company repaid $25,000 in principal amounts owed to one of the Debenture holders. In addition, during December 2010, the Company entered into notes payable with two of the holders of the Convertible Debentures. The Convertible Debentures held by the two holders matured on December 16, 2010. The Company issued notes payable totaling a principal amount of $70,000. One of the notes payable, with a principal amount of $20,000, matures on December 16, 2012 and bears interest at 12% per annum. The second note payable matures on April 1, 2012 and calls for a principal payment in the amount of $12, 500 on February 1, 2011. The outstanding principal balance at December 31, 2010 is $4,980,000. The note payable bears interest at 12% per annum.

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

The Warrants, which have a cashless exercise provision, are exercisable until approximately four years after the closing at an exercise price of $0.25 per share. The number of shares covered by the Warrants and the Warrant exercise price are subject to adjustment as provided in the transaction documents. The Warrants carry an anti-dilution provision that is tied to financings the Company conducts at any time prior to the exercise of the Warrants. That anti-dilution feature has caused the Warrants to be treated as

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

a derivative liability and accounted for in accordance with ASC 815. The Warrants were valued using a Binomial option pricing model. A value of $596,000 was calculated and allocated to the Warrants and recorded as a discount to the issuance of the Convertible Notes. The Warrant liability will be amortized over the 18 month maturity of the Convertible Notes. In addition, a fair value calculation is undertaken periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss from changes in derivative liabilities.

The Convertible Note carries an anti-dilution provision or Conversion Feature that is tied to financings the Company conducts at any time prior to the satisfaction of the Convertible Note. In the event the Company issues common stock or any other security that is convertible into the Company’s common stock at a price below the Conversion Price of the Convertible Note the holder of the Convertible Note would be entitled to additional shares upon conversion. The additional shares issuable are equal to the ratio of the price of the subsequent financing divided by the Conversion Price. That anti-dilution feature has caused the Conversion Feature to be treated as a derivative liability and accounted for in accordance with ASC 815. The Conversion Feature was valued using a Binomial option pricing model. A value of $339,720 was calculated and allocated to the Conversion Feature and recorded as a or discount to the issuance of the Convertible Note. The Conversion Feature discount will be amortized over the 18 month maturity of the Convertible Note. In addition, a fair value calculation is undertaken periodically on the Conversion Feature liability and accordingly the Conversion Feature liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized change in derivative liabilities. See Note 13 for fair value measurement of the above disclosed conversion feature and warrant liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The following table summarizes the convertible debt outstanding as of December 31, 2010.

Date	Interest Rate	Original Principal	Principal at December 31, 2010	Allocated Discount	Total Discount Amortized	Discount at December 31, 2010	Carrying Amount at December 31, 2010	Related Party
August 1, 1999	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-
August 29, 2008	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	1,920,000
December 16, 2008	12%	4,980,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	4,980,000
September 30, 2009	12%	1,400,000	1,400,000	526,400	438,667	87,733	1,312,267	1,031,067
December 31, 2009	12%	1,490,000	1,490,000	935,720	623,813	311,907	1,178,093	1,138,555

Totals		$11,002,500	$9,865,000	$4,884,450	$4,484,810	$399,640	$9,465,360	$9,069,622

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2010 are as follows:

	00000
2011	$2,965,000
2012	-0	-
2013	6,900,000
2014	-0	-
2015	—

Total	$9,865,000

NOTE 13:	FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Dislosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

·

•       Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

·

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The Company also adopted the provisions of ASC 825, Financial Instruments in the first quarter of 2008. ASC 825allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the years-ended December 31, 2009 and December 31, 2010, respectively.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2010 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815. See Note 12 – Convertible Debt.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2010	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives: (1) (2)
Conversion feature liability	$92,206	$-0-	$-0-	$92,206
Warrant liability	261,148	-0-	-0-	261,148

Total of derivative liabilties	$353,354	$-0-	$-0-	$353,354

(1)	The fair value of the Derivative Instruments was estimated using the Income Approach and using the American Binomial option pricing model with the following assumptions for the year ended December 31, 2009.
(2)	The fair value at the measurement is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at December 31, 2010

Risk free interest rate	0.12% to 2.55%
Dividend yield	0.00%
Expected Volatility	72.00%
Expected life (range in years)
Conversion feature liability	0.25 to 2.96
Warrant liability	1.16 to 3.0

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value	Quoted prices in active markets for identical assets/ liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	at December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,945,440	$-0-	$-0-	$1,945,440
Warrant liability	2,738,193	-0-	-0-	2,738,193

Total of derivative liabilties	$4,683,633	$-0-	$-0-	$4,683,633

(1)	The fair value of the Derivative Instruments was estimated using the Income Approach and using the American Binomial option pricing model with the following assumptions for the year ended December 31, 2009.
(2)	The fair value at the measurement is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at December 31, 2009

Risk free interest rate	1.66%
Dividend yield	0.00%
Expected Volatility	73.70%
Expected life (range in years)
Conversion feature liability	0.8 to 4.0
Warrant liability	2.16 to 4.0

	Other Income
	for the years ended
	December 31, 2010	December 31, 2009
The net amount of total gains for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$4,330,279	$673,918

Total unrealized gains included in earnings	$4,330,279	$673,918

The tables below set forth a summary of changes in fair value of the Company’s level 3 financial liabilities at fair value for the years ended December 31, 2010 and December 31, 2009. The tables reflect gains and losses, for all financial liabilities at fair value categorized as level 3 as of December 31, 2010 and December 31, 2009.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, Beginning of year	Net realized gains/(losses)	Net unrealized gains/(losses) relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of period
Year ended December 31, 2010 Derivatives: (1) (2)
Conversion feature liability	$1,945,440	$-0-	$1,853,234	$-0-	$-0-	$92,206
Warrant liability	2,738,193	-0-	2,477,045	-0-	-0-	$261,148

Total of derivative liabilities	$4,683,633	$-0-	$4,330,279	$-0-	$-0-	$353,354

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, Beginning of year	Net realized gains/(losses)	Net unrealized gains/(losses) relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of period
Year ended December 31, 2009 Derivatives: (1) (2)
Conversion feature liability	$1,257,902	432	$(180,250)	$507,720	$-0-	$1,945,440
Warrant liability	2,637,961	-0-	854,168	954,400	-0-	$2,738,193

Total of derivative liabilities	$3,895,863	$432	$673,918	$1,462,120	$-0-	$4,683,633

On June 23, 2009, we acquired an EDC business unit formerly owned by eResearch Technology, Inc. as is more fully described in Note 8 and in that transaction we acquired certain tangible and intangible EDC assets and liabilities. As part of our analysis of that transaction and prior to recoding the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 8.

On August 3, 2009, we acquired the EDC business formerly owned by Logos Technologies, Ltd. as is more fully described in Note 9 and in that transaction we acquired certain tangible and intangible EDC assets and liabilities. As part of our analysis of that transaction and prior to recoding the assets and associated liabilities in our financial statements we performed a fair value analysis of the acquired assets and liabilities. The results of that valuation exercise are presented in Note 9

The assets acquired as part of these two transactions are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and the associated assets are being either depreciated as tangible assets or amortized as intangible assets. The Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market-based transaction. The table below provides fair value information on the assets acquired as part of those two transactions.

A summary of the fair value of assets measured at fair value on a non-recurring basis follows:

	Fair Value at Acquisition	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Acquired Assets: (1)
Software code eResearch Technology transaction (eRT)	$350,000	$-0-	$-0-	$350,000
Software code Logos Technologies transaction	1,200,000			1,200,000

Customer list (eRT) transaction	1,500,000	-0-	-0-	1,500,000

Total of Acquired Assets	$3,050,000	$-0-	$-0-	$3,050,000

(1)	The fair value of the Acquired Assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

Significant Valuation Assumptions of the Acquired Assets

The Company performs a discounted cash flow (DCF) analysis of the projected revenues, operating expenses and operating cash flows of the Acquired Assets. The DCF analysis compares the projected value of the Acquired Assets at each quarterly balance sheet date against the DCF value calculated at the respective time of the acquisition of the assets. A material reduction in DCF value would be considered an impairment of the Acquired Assets and would result in a reduction in the carrying value of a specific asset with a corresponding charge to earnings.

NOTE 14:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to computer co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at December 31, 2010 are as follows:

2011	$623,104
2012	442,989
2013	343,135
2014	353,212
2015	360,802

Total	$2,123,242

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease. Rent expense was $918,711 and $775,329 for the years ended December 31, 2010 and December 31, 2009, respectively.

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

LEGAL PROCEEDINGS

On November 24, 2010, Achyut Dhakal, a former employee, filed suit in the United States District Court for the Southern District of Florida, Miami Division, alleging racial and national discrimination, retaliation for a requested FMLA leave, retaliation under state whistleblower provisions and monies owed for overtime pay under the Fair Labor Standards Act (FLSA). The Company disagreed with the allegations and submitted its response on February 1, 2011. On March 3, 2011, the Company and Mr. Dhakal, subject to the terms agreed into during a court mandated settlement conference, entered into Settlement Agreement and Full Release subject to mutual non-disclosure provisions. On March 3, 2011, the Court entered an Order of Dismissal with Prejudice approving the settlement.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

2011	$765,089
2012	450,000
2013	450,000
2014	450,000
2015	450,000
2016-2017	900,000

Total	$3,465,089

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction. The Company began making annual payments of $100,000 to DataSci beginning in July 2009 and has to-date made payments totaling $200,000 with a final payment of $100,000 due in June 2011.

During the years ended December 31, 2010 and December 31, 2009, the Company recorded a charge to earnings of $223,667 and $383,951, respectively, which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2010 and December 31, 2009 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments

EMPLOYMENT AGREEMENTS

In December 2010, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer through December 31, 2011. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $183,600 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2010, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $270,300 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term.

In December 2010, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $245,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

In September 2010, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $290,700 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months salary. The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

NOTE 15:	RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999. Mr. van Kesteren is a holder of greater than 5% of our securities on a fully diluted basis as measured under Section 13 of the Securities Act of 1934.

Fernando Montero. a member of our Board of Directors, is president, director and sole shareholder of Mentor Capital Corporation (“Mentor Capital”). Mentor Capital is the fund manager for Atlantic Balanced Fund (“ABF”) having voting and dispositive control of the shares in OmniComm Systems, Inc. held by ABF and therefore Mr. Montero may be deemed to beneficially own the shares held by ABF. Mr. Montero also has voting and dispositive control of the shares in OmniComm Systems, Inc. held by Atlantic Security Bank (“ASB”) and therefore may be deemed to beneficially own the shares held by ASB. Mr. Montero may be deemed to beneficially own an aggregate of 7,873,411 shares of the Common Stock (as described below), which constitute approximately 8.98% of the outstanding shares of our Common Stock

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999. The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011. Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009. The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008. The Company repaid $60,000 in principal on this promissory note during the year ended December 31, 2010. We incurred $12,375 in interest expense on the note payable to Noesis Capital Corp., the Placement Agent for the Company during the year ended December 31, 2010 and $13,218 for the year ended December 31, 2009.

As of December 31, 2010, we have an aggregate of $11,526,771 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

•

On February 14, 2008, $150,000 principal amount promissory note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was due on December 31, 2009. On December 16, 2008, Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures were due on December 16, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of the convertible debenture he was issued by three years to December 16, 2013.

•

On June 10, 2008, $210,000 principal amount convertible note and common stock purchase warrants to purchase an aggregate of 264,706 shares of our common stock. We received net proceeds of $210,000. This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the convertible debenture on the same terms and conditions of the sale of the New Securities. This convertible debenture, which carried an interest rate of 10% per annum, was due on June 10, 2009. On August 29, 2008, Mr. Wit agreed to convert this convertible debenture into a private placement of convertible debentures that originally matured on August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

•	On June 10, 2008, $300,000 principal amount convertible note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was originally due on June 30, 2010. On August 29, 2008, Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures that originally matured on August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

•

During August 2008, $1,260,000 principal amount convertible note that is part of a private placement of Convertible Debentures that originally matured in August 29, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to August 29, 2013.

•

From September 2008 to December 2008, $4,200,000 principal amount convertible notes. These notes were convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. These convertible notes carried an interest rate of 12% per annum and were due on December 31, 2009. On December 16, 2008, Mr. Wit agreed to convert these convertible notes into a private placement of convertible debentures, which convertible debentures originally matured on December 16, 2010. Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009. In addition, Mr. Wit agreed to extend the maturity date of convertible debenture he was issued by three years to December 16, 2013.

•

From July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009. This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On September 30, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures are due on March 30, 2011 which are convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company.

•

From October to December 2009, Mr. Wit invested $1,440,000 which amount was aggregated under the terms of one convertible note dated December 31, 2009. This note was convertible at the option of the holder into any new securities we issued before the maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures are due on June 30, 2011.

•	On April 13, 2010, $450,000 principal amount promissory note. This note carries an interest rate of 12% per annum and is due on December 31, 2011.

•

On September 30, 2010, $1,000,000 principal amount promissory note. This note carries an interest rate of 12% per annum and was due on December 31, 2011. The promissory note was comprised of the following amounts received on the following dates: (i) principal amount of $50,000 received on July 6, 2010, (ii) principal amount of $65,000 received on July 14, 2010, (iii) principal amount of $175,000 received on July 15, 2010, (iv) principal amount of $140,000 received on July 30, 2010, (v) principal amount of $400,000 received on August 12, 2010, (vi) principal amount of $90,000 received on August 27, 2010, and (vii) principal amount of $80,000 received on August 31, 2010. On November 30, 2010, the note was converted by Mr. Wit into 250,000 shares of the Company’s Series D Preferred Stock.

•	On September 30, 2010, $695,000 principal amount promissory note. This note carries an interest rate of 12% per annum and is due on December 31, 2011. The promissory note was

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

comprised of the following amounts received on the following dates: (i) principal amount of $120,000 received on August 31, 2010, (ii) principal amount of $50,000 received on September 7, 2010, (iii) principal amount of $200,000 received on September 15, 2010, (iv) principal amount of $90,000 received on September 22, 2010, (v) principal amount of $200,000 received on September 29, 2010, and (vi) principal amount of $35,000 received on September 30, 2010.

•

On December 31, 2010, $1,197,500 principal amount promissory note. The note carries and interest rate of 12% per annum and is due on December 31, 2011. The promissory note is comprised of the following amounts received on the following dates: (i) principal amount of $150,000 received on October 15, 2010, (ii) principal amount of $140,000 received on October 26, 2010, (iii) principal amount of $200,000 received on October 28, 2010, (iv) principal amount of $43,500 received on November 2, 2010, (v) principal amount of $200,000 received on November 10, 2010, (vi) principal amount of $32,000 received on November 22, 2010, (vii) principal amount of $37,000 received on November 29, 2010, (viii) principal amount of $160,000 received on November 30, 2010, (ix) principal amount of $25,000 received on December 2, 2010, (x) principal amount of $50,000 received on December 8, 2010, (xi) principal amount of $10,000 received on December 9, 2010, (xii) principal amount of $40,000 received on December 15, 2010, and (xiii) principal amount of $110,000 received on December 16, 2010.

•

On December 31, 2010, $409,721 principal amount promissory note. The note carries and interest rate of 12% per annum and is due on December 31, 2011. The note is comprised of accrued and unpaid interest owed as of December 31, 2010 on various notes held by Mr. Wit that were converted into the principal amount owed under this note payable.

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall Smith. The note bears interest at a rate of 12% per annum and is due on Decembrer 16, 2012.

As discussed in Note 12 - Convertible Notes, on August 29, 2008, we sold, $2,270,000 principal amount convertible notes (the “Convertible Notes”) and common stock purchase warrants (the “Convertible Note Warrants”) to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including Mr. Wit our Chief Executive Officer as discussed above, and Guus van Kesteren one of our Directors (the “Affiliate Investors”). The Convertible Notes bear interest at 10% and originally matured on August 29, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $1,770,000 and $150,000, respectively, principal amount of notes, which are convertible into 3,540,000 shares and 300,000 shares, respectively, and received 3,540,000 and 300,000 warrants, respectively. The Affiliate Investors waived their anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, the Affiliate Investors agreed to extend the maturity date of convertible debenture they were issued by three years to December 16, 2013.

As discussed in Note 12, Convertible Notes, on December 16, 2008, we sold, $5,075,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including Mr. Wit our Chief Executive Officer, Mr. Smith, our Chairman and Chief Technology Officer, Mr. Johnson, our Chief Operating Officer, Mr. Linares, our Chief Financial Officer and two members of our Board of Directors, Mr. Veatch and Mr. van Kesteren (the “Affiliate Investors”). The Convertible Debentures bear interest at 12% and originally matured on December 16, 2010. As part of the transaction Cornelis Wit, Chief Executive Officer and Director and Guus van Kesteren, Director, purchased $4,350,000 and $160,000, respectively, principal amount of Debentures, which are convertible into 8,700,000 shares and 320,000 shares, respectively, and received 8,700,000 and 320,000 warrants, respectively. Noesis Capital Corp. placement agent for the sale of our securities in various offerings since 1999 converted $100,000 in promissory notes and received 200,000 warrants to purchase common stock of the Company. Atlantic Balanced Fund, a fund managed by Mentor Capital of which Fernando Montero, a director of OmniComm, is president, director and sole shareholder, converted $200,000 that was originally invested into a round of financing of Secured

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Convertible Debentures in February 2008 and received 400,000 warrants to purchase common stock of the Company. Additionally the following officers and directors invested in the Convertible Debentures: Mr. Smith $5,000, Mr. Johnson, $25,000, Mr. Veatch $15,000 and Mr. Linares $125,000. The officers and directors received 10,000, 50,000, 30,000 and 250,000 warrants to purchase shares of our common stock, respectively. The Affiliate Investors waived their anti-dilution rights relating to the outstanding Convertible Debentures and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009. In addition, the Affiliate Investors extended the maturity date of their Convertible Debentures by three years to December 16, 2013.

On September 30, 2009, we sold, $1,400,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock to four accredited investors including Mr. Wit, our Chief Executive Officer and a Director. The Convertible Debentures bear interest at 12% and are due on March 30, 2011. As part of the transaction Mr. Wit purchased $1,100,000 principal amount of Convertible Debentures, which are convertible into 4,400,000 shares and received 4,400,000 warrants to purchase common stock of the Company.

On December 31, 2009, we sold, $1,490,000 principal amount Convertible Debentures (the “Convertible Debentures”) and common stock purchase warrants (the “Convertible Debenture Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock to three accredited investors including Mr. Wit, our Chief Executive Officer and a Director. The Convertible Debentures bear interest at 12% and are due on June 30, 2011. As part of the transaction Mr. Wit purchased $1,440,000 principal amount of Convertible Debentures, which are convertible into 5,760,000 shares and received 5,760,000 warrants to purchase common stock of the Company.

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

During the year ended December 31, 2010, the Company issued 573,796 shares of common stock to eleven employees of the Company including our Chief Executive Officer, Chief Operating Officer, Chief Technology Officer and Chief Financial Officer. The shares were valued at prices ranging from $0.05 to $0.18 per share based on the closing share price of our common stock on the OTC Bulletin Board on the date of each payroll. The shares of common stock were issued in lieu of salary for the year ended December 31, 2010 for salary totaling $43,105.

For the year ended December 31, 2010 we incurred $1,236,843 in interest expense payable to related parties, and we incurred $867,222 in interest expense for the year ended December 31, 2009.

During 2009 we had an agreement with Noesis Capital under which they assisted the Company in performing certain financial advisory services including the sale of securities, and the possible sale, merger or other business combination involving the Company. Pursuant to this agreement, the Company was obligated to pay $90,000 in professional fees annually. The termination date of the agreement was December 31, 2009.

NOTE 16:	STOCKHOLDERS’ EQUITY (DEFICIT)

Our authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred, 230,000 shares have been designated as Series B Preferred Stock, 747,500 shares have been designated as Series C Preferred Stock and 250,000 shares have been designated as Series D Preferred Stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

As of December 31, 2010 we had the following outstanding securities:

•	86,081,495 shares of common stock issued and outstanding;

•	40,808,240 warrants issued and outstanding to purchase shares of our common stock;

•	4,125,224 shares of our Series A Preferred Stock issued and outstanding,

•	-0- shares of our Series B Preferred Stock issued and outstanding;

•	-0- shares of our Series C Preferred Stock issued and outstanding;

•	250,000 Series D Preferred Stock issued and outstanding; and

•	$9,865,000 principal amount Convertible Debentures convertible into 26,310,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

There were cumulative arrearages of $1,740,174 and $1,535,040, or $0.43 and $0.37 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2010 and December 31, 2009, respectively.

The Company has 235,000 shares of its 5% Series A Preferred stock that have been converted by the shareholders into shares of our common stock. Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

•

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,904 and $609,904, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2010 and December 31, 2009, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

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

There were cumulative arrearages of $1,469,593 and $1,469,593, or $4.36 and $4.36 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2010 and December 31, 2009, respectively.

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

Series D Preferred Stock

In November 2010, our Board of Directors designated 250,000 shares of our preferred stock as Series D Convertible Preferred Stock of which 250,000 shares are issued and outstanding.

The designations, rights and preferences of the Series D Preferred Stock include:

•	the stated value of the Series D Preferred is $0.001 per share.

•	the Series D Preferred have no rights to receive dividend distributions or to participate in any dividends declared by the Corporation to or for the benefit of the holders of its common stock.

•	the shares of Series D Preferred are not convertible into or exchangeable for any other security of the Corporation.

•

except as provided in Series D Preferred Designation, in the case of the death or disability of Series D Preferred Holder, the Series D Preferred is not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares of such Series D Preferred. In the event any shares of Series D Preferred are redeemed pursuant, the shares redeemed will automatically be canceled and returned to the status of authorized but unissued shares of preferred stock.

•

each share of Series D Preferred entitles the holder to Four Hundred (400) votes, and with respect to such vote, are entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and are entitled to vote, together as a single class with

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

holders of common stock and any other series of preferred stock then outstanding, with respect to any question or matter upon which holders of common stock that have the right to vote. The Series D Preferred will also entitle the holders to vote the shares as a separate class as set forth herein and as required by law. In the event of any stock split, stock dividend or reclassification of the Corporation’s common stock, the number of votes which attach to each share of Series D Preferred shall be adjusted in the same proportion as any adjustment to the number of outstanding share of common stock. The shares of Series D Preferred present at a meeting of the Company’s shareholders shall vote in the same percentage as all voting shares voted for each director at the Company’s shareholder meeting in connection with the election or removal of directors to or from the Corporation’s Board of Directors,

•

in the event of the liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of shares of the Series D Preferred then outstanding are entitled to receive before holders of shares of common stock receive any amounts, out of the remaining assets of the Corporation available for distribution to its stockholders, an amount equal to $0.001 per share.

•

so long as any shares of Series D Preferred are outstanding, the Company cannot without first obtaining the written approval of the holders of at least a majority of the voting power of the then outstanding shares of such Series D Preferred Stock (i) alter or change the rights, preferences or privileges of the Series D Preferred, or (ii) increase or decrease the total number of authorized shares of Series D Preferred Stock.

•

the holders of the Series D Preferred are not entitled to rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class.

•

the Company has a thirty (30) day “right of first refusal” in which to match the terms and conditions set forth in any bona fide offer received by holders of the Series D Preferred Stock. The Company must purchase all of those shares of Series D Preferred offered by the holder of the Series D Preferred Stock.

•

the holders of Series D Preferred cannot, directly or indirectly, transfer any shares of Series D Preferred. Any such purported transfer shall be of no force or effect and shall not be recognized by the Company.

The following table presents preferred dividends accreted for the years ended December 31, 2010 and December 31, 2009, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends Accreted				Dividends per share
	Years ended December 31,				Years ended December 31,
	2010		2009		2010	2009
Preferred stock dividends in arrears Series A	$205,134		$205,134		$0.05	$0.05

Preferred stock dividends in arrears Series B	$-0	-	$-0	-	$0.00	$0.00
Preferred stock dividends in arrears Series C	$-0	-	$-0	-	$0.00	$0.00

Warrants

We have issued and outstanding warrants to purchase a total of 40,808,240 shares of our common stock, including:

•	Warrants to purchase 80,000 shares of our common stock at an exercise price of $.25 per share expiring in September 2010.

•	Warrants to purchase 185,356 shares of our common stock at an exercise price of $0.50 per share expiring in March 2014.

•	Warrants to purchase 100,707 shares of our common stock at an exercise price of $0.50 per share expiring in December 2012.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

•	Warrants to purchase 222,458 shares of our common stock at an exercise price of $0.60 per share expiring in February 2012.

•

Warrants to purchase 264,706 shares of our common stock at an exercise price of $0.60 per share expiring in September 2012 which were by us in connection with a private placement of our Convertible Notes in September2008.

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

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2010, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000. There was $87,228 of accrued interest at December 31, 2010.

Secured Convertible Debentures

As discussed in Note 12, Convertible Debt, on September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer. We received net proceeds of $1,400,000. The Debentures, which bear interest at 12% per annum, are due 18 months from their issuance date on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

Convertible Debentures

As discussed in Note 12, Convertible Debt, on December 31, 2009, we sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer. We received net proceeds of $1,490,000. The Debentures, which bear interest at 12% per annum, are due 18 months from their issuance date on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss). The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2008	$989	$989
2009 Activity	1,945	1,945

Balance December 31, 2009	2,934	2,934
2010 Activity	(27,232)	(27,232)

Balance December 31, 2010	$(24,298)	$(24,298)

NOTE 17:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company was able to grant options to purchase up to 12,500,000 shares of the Company’s common stock. The 1998 Plan expired as of December 31, 2008. As of December 31, 2010 there were 7,247,000 outstanding options that had been granted under the 1998 Plan.

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

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant for most employees, officers and directors of the Company. Options granted to employees generally vest either upon grant or in two installments with the first installment vesting 50% upon completion of one full year from date of grant and on the next anniversary of the employee’s employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

At December 31, 2010, there were 2,925,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan. As of December 31, 2010, substantially all of the Company’s employees were participating in either the 1998 Plan or 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares		Weighted Average Exercise Price (per share)		Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000’s)

Outstanding at December 31, 2008	10,997,770		$0.46
Granted	2,890,000		0.22
Exercised	—		-0	-
Forfeited/Cancelled/Expired	(1,826,270)		(0.43)

Outstanding at December 31, 2009	12,061,500		0.40		3.62	$-0	-
Granted	1,865,000		0.23
Exercised	-0	-	-0	-
Forfeited/Cancelled/Expired	(2,104,500)		(0.32)

Outstanding at December 31, 2010	11,822,000		$0.39		3.21	$-0	-

Vested and Exercisable at December 31, 2010	10,212,000		$0.39		3.16	$-0	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.

The total fair value of shares vested for the years ended December 31, 2010 and December 31, 2009 were:

Fair value of options vested during the year ended December 31, 2010	$456,682
Fair value of options vested during the year ended December 31, 2009	$741,545

Cash received from stock option exercises for the years ended December 31, 2010 and December 31, 2009 was $-0- and $0, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2010 and December 31, 2009.

The following table summarizes information concerning options outstanding at December 31, 2010:

Outstanding				Vested & Exercisable
Range $	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Options	Remaining Vested Contractual Life	Weighted Average Vested Strike Price
$0.00 to $0.20	1,900,000	4.06	$0.19	1,410,000	3.98	$0.20
0.21 to 0.29	4,585,000	3.16	$0.26	4,090,000	3.02	$0.26
0.30 to 0.49	935,000	2.86	$0.45	935,000	2.86	$0.45
$0.50 to $0.70	4,402,000	2.95	$0.60	3,777,000	3.07	$0.60

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The following table summarizes information concerning options outstanding at December 31, 2009:

Outstanding				Vested & Exercisable
Range $	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Options	Remaining Vested Contractual Life	Weighted Average Vested Strike Price
$0.00 to $0.20	1,630,000	4.96	$0.20	1,330,000	5.00	$0.20
0.25 to 0.29	4,495,000	2.82	$0.26	3,916,666	2.66	$0.26
0.31 to 0.49	1,250,000	4.18	$0.45	1,210,000	4.20	$0.45
$0.50 to $0.70	4,686,500	3.77	$0.60	3,335,250	4.00	$0.60

The weighted average fair value (per share) of options granted during the years ended December 31, 2010, and December 31, 2009 using the American Binomial option-pricing model was $0.10 and $0.11, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2010 and 2009. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

The fair value of share-based payments was estimated using the American Binomial option pricing model with the following assumptions for grants made during the periods indicated.

	Stock Option Assumptions for Year Ended December 31,
	2010	2009
Risk-free interest rate	1.93%	2.40%
Dividend yield	0%	0%
Expected volatility	72.3%	73.6%
Expected life of options (years)	5.0	5.0

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2010	2009
Stock options granted during the year ended December 31,	$0.10	$0.11
Stock options vested during the year ended December 31,	$0.19	$0.21
Stock options forfeited during the year ended December 31,	$0.27	$0.33

During the years ended December 31, 2010 and December 31, 2009, 2,432,084 and 3,537,916 stock options vested, respectively. The aggregate fair value of the vested options was $456,682 and $741,545, respectively.

A summary of the status of the Company’s nonvested shares underlying stock options as of December 31, 2010, and changes during the year ended December 31, 2010 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2010	2,269,584	$0.27
Nonvested Shares at December 31, 2010	1,610,000	$0.36

As of December 31, 2010, approximately $303,502 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.91 years.

NOTE 18:	INCOME TAXES

The tax expense (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before provision (benefit) for income taxes as follows:

	December 31, 2010		December 31, 2009
Current tax expense (benefit):
Income tax at statutory rates	$-0	-	$-0	-
Deferred tax expense (benefit):
Bad debt allowance	(882)		(43,874)
Operating loss carryforward	(1,726,393)		(2,207,272)
Patent litigation settlement	84,166		144,481

	(1,643,109)		(2,106,665)
Valuation allowance	1,643,109		2,106,665

Total tax expense (benefit)	$-0	-	$-0	-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND DECEMBER 31, 2009

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2010		December 31, 2009
Amortization of intangibles	$283,698		$283,698
Bad debt allowance	100,579		99,697
Patent litigation liability accrual	588,106		672,272
Operating loss carryforwards	16,071,494		15,501,373

Gross deferred tax assets	17,043,877		16,557,040

Valuation allowance	(17,043,877)		(16,557,040)

Net deferred tax asset	$-0	-	$-0	-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $44,955,360. This loss is allowed to be offset against future income until the year 2030 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2010. The change in the valuation allowance for the year ended December 31, 2010 was an increase of $486,836.