Form 10-K/A
period 2009-12-31
OMNICOMM SYSTEMS INC
filed 2011-04-06
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K/A-2

FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the year ended December 31, 2009 contains corrected disclosures in Item 9A(T) – Controls and Procedures correcting the disclosure language contained in the Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed with the Securities and Exchange Commission on March 31, 2010. This amended Form 10-K also contains currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the exhibits referenced in the preceding sentence, the exhibits included in Item 15 of this report speak as of the date of the original filing.

Except as described above no other information in the original filing has been updated and this Amendment continues to speak as of the date of the original filing. Other events occurring after the filing of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the original filing. Accordingly, this Form 10K/A-2 should be read in conjunction with such reports.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management initially concluded that the internal control over financial reporting was effective as of December 31, 2009. Subsequent to year end, however, we have determined that certain customer receivables totaling $2,425,423, that were recorded at December 31, 2009 should instead have been recorded in January 2010. The receivables in question relate to client contracts for on-going projects that, although long-term in nature, are considered executory contracts under generally accepted accounting principles since services are expected to be rendered on a go-forward basis. Given this accounting treatment, the client billings should have been recorded as a receivable and in turn a deferred revenue obligation in the month the obligations are expected to be collected. In addition, $108,641 was removed from AR as credit was issued in year 2010. As a result of this error, we have restated our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for the year ended December 31, 2009. Because of this accounting error, our management has determined that as of December 31, 2009 there was a material weakness in our internal control over financial reporting as a result of our inability to properly record accounts receivable and deferred revenue based upon the terms of our contracts with our client contracts. Because of this material weakness, our principal executive officer and our principal financial officer have concluded that our internal controls over financial reporting were not effective at December 31, 2009 as a result of the material weakness which led to the restatement of our financial statements. In order to remediate this weakness, we will institute improved procedures to ensure that accounts receivable and deferred revenue are properly recorded in accordance with generally accepted accounting principles.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)

2.2	Amendment to Agreement and Plan of Reorganization (2)

2.3	Plan of Merger (3)

2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)

3.1	Certificate of Incorporation (5)

3.2	Certificate of Designation – Series A Preferred Stock (6)

3.3	Certificate of Increase – Series A Preferred Stock (7)

3.4	Certificate of Designation –Series B Preferred Stock (8)

3.5	Amendment to Certificate of Incorporation (9)

3.6	By-laws (10)

3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)

3.8	Certificate of Amendment – Certificate of Incorporation (12)

3.9	Certificate of Designation – Series C Preferred Stock (13)

4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (24)

4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (25)

4.3	Form of 10% Convertible Note (26)

4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (27)

4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (28)

10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (14)

10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (15)

10.3	1998 Stock Incentive Plan (16)

10.4	Medical Advisory Board Agreement (17)

10.5	Standard Agreement – Proprietary Protection (18)

10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (19)

10.7	Employment Agreement and Stock Option Agreement between the Company and Charles Beardsley (20)

10.8	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)

10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (29)

10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (30)

10.11	Promissory Note issued to Guus van Kesteren (31)

10.12	Promissory Note issued to Cornelis F. With (32)

10.13	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated March 31, 2005 (33)

10.14	Promissory Note between the Company and Cornelis F. Wit, dated June 30, 2005 (34)

10.15	Promissory Note between the Company and Guus van Kesteren, dated June 30, 2005 (35)

10.16	Promissory Note between the Company and Ronald T. Linares, dated June 30, 2005 (36)

10.17	Amended and Restated Promissory Note between the Company and Cornelis F. Wit, dated December 31, 2005 (43)

10.18	Amended and Restated Promissory Note between the Company and Guus van Kesteren, dated December 31, 2005. (44)

10.19	Promissory Note between the Company and Cornelis F. Wit, dated October 11, 2005. (45)

10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (37)

10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (38)

10.22	Securities Purchase Agreement dated February 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (39)

10.23	Form of Debenture dated February 29, 2008 (40)

10.24	Form of Warrant February 29, 2008 (41)

10.25	Security Interest Agreement dated February 29, 2008 by and between OmniComm System, Inc. and the investors set forth on Schedule 1 thereto (42)

10.26	Amendment dated August 29, 2008 by and between OmniComm Systems, Inc. and Gemini Master Fund, Ltd. (49)

10.27	Form of Debenture dated August 29, 2008 (50)

10.28	Form of Warrant dated August 29, 2008(51)

10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(46)

10.30	Form of Debenture dated December 16, 2008(47)

10.31	Form of Warrant December 16, 2008(48)

14	OmniComm Systems, Inc. Code of Ethics (22)

21	Subsidiaries of the Company.***

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

99.1	OmniComm Systems, Inc. Audit Committee Charter (23)

(1)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
(2)	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
(3)	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(4)	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
(5)	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
(6)	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(7)	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(8)	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(9)	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
(10)	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

(11)	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(15)	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
(16)	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(17)	Incorporated by reference to Exhibit 10(e) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
(18)	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
(19)	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
(20)	Incorporated by reference to Exhibit 10.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(21)	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(22)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(23)	Incorporated by reference to our Proxy Statement filed on June 9 2003.
(24)	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(25)	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(26)	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(27)	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(28)	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
(29)	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
(30)	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
(31)	Incorporated by reference to Exhibit 10.11 filed with our Form 10-Q for the period ended September 30, 2004.
(32)	Incorporated by reference to Exhibit 10.12 filed with our Form 10-Q for the period ended September 30, 2004.
(33)	Incorporated by reference to Exhibit 10.13 filed with our Form 10-Q for the period ended March 31, 2005.

(34)	Incorporated by reference to Exhibit 10.14 filed with our Form 10-Q for the period ended June 30, 2005.
(35)	Incorporated by reference to Exhibit 10.15 filed with our Form 10-Q for the period ended June 30, 2005.
(36)	Incorporated by reference to Exhibit 10.16 filed with our Form 10-Q for the period ended September 30, 2005.
(37)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
(38)	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
(39)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 5, 2008.
(40)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
(41)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
(42)	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated March 5, 2008.
(43)	Incorporated by reference to Exhibit 10.17 filed with our Form 10-K dated December 31, 2005.
(44)	Incorporated by reference to Exhibit 10.18 filed with our Form 10-K dated December 31, 2006.
(45)	Incorporated by reference to Exhibit 10.19 filed with our form 10-K dated December 31, 2007.
(46)	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
(47)	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
(48)	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
(49)	Incorporated by reference to Exhibit 10.24 filed with our Form 10-K dated December 31, 2009
(50)	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
(51)	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
*	Filed herewith
**	Furnished herewith
***	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2011

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/ Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive	April 6, 2011
Cornelis F. Wit	Officer, President and Director

/s/ Randall G. Smith	Chairman, Chief	April 6, 2011
Randall G. Smith	Technology Officer

/s/ Ronald T. Linares	Chief (Principal) Accounting	April 6, 2011
Ronald T. Linares	and Financial Officer

/s/ Guus van Kesteren	Director
Guus van Kesteren		April 6, 2011

/s/ Matthew D. Veatch	Director	April 6, 2011
Matthew D. Veatch

/s/ Fernando Montero	Director	April 6, 2011
Fernando Montero

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002