Form 10-K/A
period 2010-12-31
OMNICOMM SYSTEMS INC
filed 2011-04-27
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class		Outstanding Shares
April 26, 2011	Common Stock, $	0.001 par value per share	86,081,495

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K/A-1

FOR THE YEAR ENDED DECEMBER 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2011 Annual Meeting of Shareholders. This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2010, or April 30, 2011. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

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

MANAGEMENT

The following individuals are our executive officers and members of our Board of Directors. Each Director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his or her successor is elected and qualified. Our by-laws permit the Board of Directors to fill any vacancy and such Director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The Board of Directors elects officers annually and their terms of office are at the discretion of the Board.

Person	Age	Position
Cornelis F. Wit	64	Chief Executive Officer, President and Director
Randall G. Smith	53	Chairman and Chief Technology Officer
Stephen E. Johnson	46	President
Ronald T. Linares	48	Executive Vice President and Chief Financial Officer
Guus van Kesteren	70	Director
Matthew D. Veatch	40	Director
Fernando Montero	64	Director

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

Stephen E. Johnson. Mr. Johnson has served as our President since June 1, 2010, he served as our Chief Operating Officer from April 1, 2008 to May 31, 2010 and as our Executive Vice President, National Sales from September 2006 to April 2008. From 2000 to August 2006, Mr. Johnson served as East Coast and Central U.S. Sales Manager for Oracle Corporation, supplier of software for enterprise information management, within its Clinical Applications Division. Mr. Johnson received his B.S in Microbiology from the University of Massachusetts.

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

Fernando Montero. Mr. Montero has been a member of our Board of Directors since July 2007. Since 2009, Mr. Montero has been President of Mentor Capital Corporation, an investment management firm involved in listed securities and private equity in the United States and Latin America. Prior to his engagement with Mentor Capital Corporation, Mr. Montero was President of Hanseatic Corporation in New York from 1989 to 1997. Mr. Montero was also Minister of Energy and Mines of Perú from 1982 to 1983 and Deputy Minister of Energy and Mines of Perú from 1980 to 1982. Mr. Montero earned his MBA from the Wharton School of Business at the University of Pennsylvania.

CORPORATE GOVERNANCE, BOARD COMMITTEES AND RELATED MATTERS

Summary of Corporate Governance Framework

We are committed to maintaining the highest standards of honest and ethical conduct in running our business efficiently, serving our stockholders interests and maintaining our integrity in the marketplace. To further this commitment, we have adopted our Code of Business Conduct and Ethics, which applies to all our directors, officers and employees.

To assist in its governance, our Board has formed three standing committees composed entirely of independent directors: Audit, Compensation, and Governance and Nominating. A discussion of each committee’s function is set forth below.

Our By-Laws, the charters of each Board committee, the independent status of a majority of our Board of Directors, and our Code of Business Conduct and Ethics provide the framework for our corporate governance. Copies of our By-Laws, charter and amendments thereto, and Code of Business Conduct and Ethics may be found on our website at www.omnicomm.com. Copies of these materials also are available without charge upon written request to our Corporate Secretary.

Board of Directors Meetings

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and our Chief Financial Officer and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. The Board of Directors meets regularly during the year to review matters affecting OmniComm Systems and to act on matters requiring Board approval. The Board also holds special meetings whenever circumstances require and may act by unanimous written consent.

Board of Directors Meetings and Attendance. The Board of Directors held four meetings and took actions 3 times by unanimous written consent during 2010. Mr. Montero and Mr. van Kesteren were not able to attend one meeting and all other members of the Board attended all meetings of the Board in 2010 and participated in each action of the Board.

Annual Meeting Attendance. All members of the Board are required to attend the annual meetings of stockholders. Mr. Montero and Mr. van Kesteren were not able to attend the 2010 Annual Meeting of Stockholders.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has determined that the separation of the offices of Chairman of the Board and Chief Executive Officer will enhance Board independence and oversight. Moreover, the separation of the Chairman of the Board and Chief Executive Officer will allow the Chief Executive Officer to better focus on his responsibilities of running the Company, enhancing stockholder value and expanding and strengthening our business while allowing the Chairman of the Board to lead the Board in its fundamental role of providing advice to and independent oversight of management. Consistent with this determination, Mr. Randall G. Smith serves as Chairman of the Board of Directors. Mr. Smith is not independent under The NASDAQ Stock Market rules.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board’s role in overseeing the management of the Company’s risks includes regularly reviewing information from members of management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board of Directors (or the appropriate Board committee in the case of risks that are under the purview of a particular committee) meet and discuss regularly with management our major risk exposures, their potential impact on the Company, and the steps we take to manage them. Our Chief Financial Officer attends the majority of our Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. When a Board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Director Independence

The Board of Directors has determined that a majority of our current directors (Guus van Kesteren, Matthew D. Veatch, and Fernando Montero) have no relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an “independent director” as defined in Marketplace Rule 5605 of The NASDAQ Stock Market. In making the determination of the independence of our directors, the Board of Directors considered all known transactions in which OmniComm Systems and any director had any interest, including any discussed under “Certain Relationships and Related Transactions” below.

Our independent directors may meet at any time in their sole discretion without any other directors or representatives of management present. Each independent director has access to the members of our management team or other employees as well as full access to our books and records. We have no policy limiting, and exerts no control over, meetings of our independent directors.

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

Audit Committee. The Company has an audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee of the Board of Directors is responsible for the engagement of our independent public accountants, approves services rendered by our accountants, reviews the activities and recommendations of our internal audit department, and reviews and evaluates our accounting systems, financial controls and financial personnel. The Board has previously adopted a written charter for the Audit Committee on April 24, 2003. Our Board of Directors has determined that each member of the Audit Committee is independent, as independence for audit committee members is defined in the listing standards of The NASDAQ Stock Market. The Audit Committee met four times and took no actions by unanimous written consent during 2010. Following the Annual Meeting, and assuming the nominated directors are elected, the Audit Committee will be composed of Mr. Montero and Mr. van Kesteren.

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

2010 Audit Committee Report

The Audit Committee of the Board of Directors serves as the representative of the Board for general oversight of OmniComm Systems’ financial accounting and reporting, systems of internal control, audit process, and monitoring compliance with laws and regulations and standards of business conduct. The Board has adopted a charter for the Audit Committee. Management of OmniComm Systems has responsibility for preparing financial statements of OmniComm Systems as well as OmniComm Systems’ financial reporting process. Webb & Company, acting as our independent registered public accounting firm, are responsible for expressing an opinion on the conformity of OmniComm Systems’ audited financial statements with generally accepted accounting principles.

In this context, the Audit Committee hereby reports on the fiscal year ended December 31, 2010 as follows:

1.	The Audit Committee has reviewed and discussed the audited financial statements for fiscal year 2010 with OmniComm Systems’ management.

2.	The Audit Committee has discussed with our independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Communication with Audit Committees.

3.	The Audit Committee has received the written disclosures and the letter from our independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and has discussed the matter of independence with our independent registered public accounting firm.

4.	Based on the review and discussion referred to in paragraphs 1 through 3 above, the Audit Committee recommended to the Board of Directors of OmniComm Systems, and the Board has approved, that the audited financial statements be included in OmniComm Systems’ Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission (“SEC”).

Dated: March 29, 2011

The Audit Committee of the Board of Directors

/s/Fernando Montero – Chairman

/s/Guus van Kesteren

Compensation Committee. The Compensation Committee establishes and administers our executive compensation practices and policies, reviews the individual elements of total compensation for elected officers and recommends salary adjustments to the Board of Directors. In addition, the Committee determines the number of performance shares and other equity incentives awarded to elected officers and the terms and conditions on which they are granted, amends compensation plans within the scope of the Committee’s authority and recommends compensation plans and compensation plan amendments to the Board, sets company policy for employee benefit programs and plans and oversees administration of employee retirement plans and various other benefit plans as we may establish from time to time. The Committee met one time and took no actions during fiscal 2009. Please see Compensation, Discussion and Analysis for additional compensation related disclosures. Following the Annual Meeting, and assuming the nominated directors are elected, the Compensation Committee will be composed of Mr. van Kesteren, Mr. Montero and Mr. Veatch.

Compensation Risk Assessment

We believe our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. We also believe we have allocated our compensation among base salary and short- and long-term compensation target opportunities in such a way that it does not encourage excessive risk-taking. Additionally, as a provider of integrated software products and related services, we do not face the same level of risks associated with compensation of employees at businesses such as financial services companies. Although our Compensation Committee focuses primarily on the compensation of named executive officers because risk-related decisions depend predominantly on their judgment, the Compensation Committee believes that the features of our programs reflect sound risk management practices, and risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company.

Governance and Nominating Committee: The Governance and Nominating Committee reviews and makes recommendations to the Board of Directors with respect to:

•	the responsibilities and functions of the Board and Board committees and with respect to Board compensation,

•	the composition and governance of the Board, including recommending candidates to fill vacancies on, or to be elected or re-elected to, the Board,

•	candidates for election as Chief Executive Officer and other corporate officers,

•	monitoring the performance of the Chief Executive Officer and our compensation plans for senior management succession, and

•	reviewing and recommending the policies and procedures necessary for the effective management of our company.

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

Our Board of Directors has determined that each member of the Governance and Nominating Committee is independent, as independence is defined in the listing standards of The NASDAQ Stock Market. The Governance and Nominating Committee met one time and took no actions by unanimous written consent during fiscal 2010. The Committee does consider nominees selected by our stockholders. Following the Annual Meeting, and assuming the nominated directors are elected, the Governance and Nominating Committee will be composed of Mr. Veatch.

Identifying and Evaluating Director Nominees

Working closely with the full Board, the Governance and Nominating Committee develops criteria for open Board positions, taking into account such factors as it deems appropriate, including, among others, the current composition of the Board, the range of talents, experiences and skills that would best complement those already represented on the Board, the balance of management and independent Directors and the need for financial or other specialized expertise. Further, when identifying nominees to serve as director, the Governance and Nominating Committee seeks to create a Board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. Applying these criteria, the Committee considers candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board of Directors and members of senior management. Once the Committee has identified a prospective nominee—whether the prospective nominee is recommended by a stockholder or otherwise—it makes an initial determination as to whether to conduct a full evaluation, taking into account the information provided to the Committee with the recommendation of the candidate as well as the Committee’s own knowledge, supplemented as appropriate by inquiries to third parties. The preliminary determination is based primarily on the need for additional Board members and the likelihood that the prospective nominee can satisfy the criteria that the Committee has established. If the Committee determines, in consultation with the Chairman of the Board and other Directors as appropriate, that additional consideration is warranted, it will gather additional information about the prospective nominee’s background and experience. The Committee then evaluates the prospective nominee against the specific criteria that it has established for the position. If the Committee decides, on the basis of its preliminary review, to proceed with further consideration, members of the Committee, as well as other members of the Board as appropriate, interview the nominee. After completing this evaluation and interview, the Committee makes a recommendation to the full Board, which makes the final determination whether to nominate or appoint the new Director after considering the Committee’s report.

Currently, the Governance and Nominating Committee of the Board does not have a policy regarding diversity in identifying director nominees.

Consideration of director candidates recommended by our stockholders

The Governance and Nominating Committee will consider director candidates submitted by stockholders addressed to: OmniComm Systems, Inc. Board of Directors, 2101 W. Commercial Blvd. Suite 3500, Ft. Lauderdale, FL 33309, Attention: Corporate Secretary. Such recommendations should be accompanied by (i) evidence of the stockholder’s stock ownership over the last year, (ii) a statement that the stockholder is not a competitor of OmniComm Systems, (iii) a resume and contact information for the director candidate, as well as a description of the candidate’s qualifications and (iv) a statement whether the candidate has expressed interest in serving as a director. The Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders as it does for candidates proposed by other parties. The Committee will consider such candidacy and will advise the recommending stockholder of its final decision. A stockholder who wishes to nominate a person for Director must provide the nomination in writing to the Secretary at the Company’s principal offices pursuant to the notice provisions in the By-laws. Such notice must be received not less than 60 nor more than 90 days prior to the Annual Meeting or, if less than 70 days’ notice of the date of such meeting has been given, then within 10 business days following the first public disclosure of the meeting date or the mailing of the Company’s notice. Any such notice must contain information regarding the nominee and the proponent. Details concerning the nature of such information are available without charge from us.

Policy Governing Director Attendance at Annual Meetings of Stockholders

Our policy is to schedule a regular meeting of the Board of Directors on the same date as OmniComm System’s annual meeting of stockholders and, accordingly, Board members are encouraged to be present at our stockholder meetings. All of our Board members, except for Mr. Montero, attended our annual meeting of stockholders held on July 25, 2009.

Contacting the Board of Directors

Stockholders and other parties interested in communicating directly with the Board of Directors or with the non-management Directors as a group may do so by writing to Chairman of the Board, OmniComm Systems, Inc., 2101 West Commercial Blvd., Suite 3500, Ft. Lauderdale, Florida 33309. Under a process approved by the Governance and Nominating Committee of the Board for handling letters received by the Company and addressed to non-management members of the Board, the Corporate Secretary of the Company reviews all such correspondence and forwards to the Board a summary and/or copies of any such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or Committees thereof or that he or she otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by the Company that is addressed to members of the Board and request copies of any such correspondence. Concerns relating to accounting, internal controls or auditing matters are immediately brought to the attention of the Company’s internal audit department and handled in accordance with procedures established by the Audit Committee with respect to such matters, as described below.

Accounting Matters

The Audit Committee has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters (“Accounting Matters”). Employees with concerns regarding Accounting Matters may report their concerns directly to the Audit Committee via the confidential reporting system maintained by OmniComm Systems. Non-employee complaints regarding Accounting Matters may be reported by writing to the Audit Committee c/o Corporate Secretary, at our headquarters at 2101 West Commercial Blvd., Suite 3500, Ft. Lauderdale, Florida 33309.

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

Our Code of Business Conduct and Ethics is available on the SEC website located at: www.sec.gov filed as Exhibit D to our Proxy Statement dated June 4, 2003. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: OmniComm Systems, Inc., 2101 West Commercial Blvd., Suite 3500, Ft. Lauderdale, Florida, 33309.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s Directors and executive officers and persons who own more than ten percent of a class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3 (d) of the Exchange Act during the fiscal year ended December 31, 2010 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2010, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

For more corporate governance information, you are invited to access the Corporate Governance section of our website, which is available under the “Investors” tab at http://www.omnicommsystems.com.

ITEM 11.	EXECUTIVE COMPENSATION

Deductibility of Executive Compensation

The Compensation Committee has reviewed the qualifying compensation regulations issued by the Internal Revenue Service under Section 162(m) of the Code, which provide that no deduction is allowed for applicable employee remuneration paid by a publicly held corporation to the chief executive officer or any of the other four highest paid officers of the corporation to the extent that the remuneration paid to the employee exceeds $1.0 million for the applicable taxable year, unless certain conditions are met. Compensation pursuant to certain stock option plans and other performance-based compensation may be excluded from the $1.0 million limit. During 2010, the Company believes that compensation to covered employees did not exceed the $1.0 million limit. While in general the Compensation Committee attempts to design its compensatory arrangements to preserve the deductibility of executive compensation, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.

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

EXECUTIVE COMPENSATION

SUMMARY ANNUAL COMPENSATION TABLE

The following table sets forth information relating to all compensation awarded to, earned by or paid by us during the fiscal years ended December 31, 2010 and December 31, 2009 to: (a) our chief (principal) executive officer; (b) each of our executive officers who was awarded, earned or we paid more than $100,000; and (c) up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with ASC Topic 718- Compensation – Stock Compensation. The assumptions made in the valuations of the option awards are included in Note 17 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2010 appearing in our Annual Report.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION (A)	YEAR (B)	SALARY ($) (C)	BONUS ($) (D)	STOCK AWARDS ($) (E)	OPTION AWARDS ($) (F) (1)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (G)	NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($) (H)	ALL OTHER COMPENSATION ($) (I)	TOTAL ($) (J)

Cornelis F. Wit,	2010	302,298	0		37,350	0	0	0	339,648
President, CEO and Director	2009	300,000	0	0	37,350	0	0	0	337,350

Randall G. Smith,	2010	269,229	0		37,350	0	0	0	306,579
Chairman and CTO	2009	260,000	0	0	37,350	0	0	0	297,350

Ronald T. Linares,	2010	237,365	0		37,500	0	0	0	274,865
Chief Financial and Accounting Officer	2009	205,279	0	0	46,453	0	0	0	251,732

Stephen E. Johnson,	2010	283,591	0	0	37,500	0	0	0	321,091
President and Chief Operating Officer (2)	2009	288,280	0	0	22,550	0	0	0	310,830

(1)	Reflects the aggregate grant date fair value in accordance with ASC Topic 718. See note 1 to our consolidated financial statements included in the Annual Report for more information about our accounting for stock-based compensation arrangements, including the assumptions made in valuing such option awards.

(2)	Mr. Johnson was appointed our President on June 1, 2010.

Salaries are administered to achieve a 50th percentile market rate, but vary by individual based on performance and other considerations. Bonus and Annual Incentive compensation cash payments also vary based on corporate, organizational unit and individual performance. OmniComm Systems did not award Annual Incentive awards cash payments at the end of 2010 or 2009. Approximately five employees of the Company and its subsidiaries are eligible for Annual Incentive awards based upon the achievement of corporate and individual goals established at the beginning of the year. Corporate goals are established by the Compensation Committee and the Board of Directors; individual goals are proposed by the CEO and the CTO, and recommended and approved by the Compensation Committee and, with respect to the CEO, approved by the Board of Directors.

For 2010, OmniComm Systems awarded stock options to four executive officers. Guidelines for determining the awards to named executive officers were derived from long-term incentive target amounts established annually. Actual stock option grants in 2010 varied from the guideline number of shares to individual executives based on the executive’s contributions to the performance of the Company in 2010 and expected contributions in the future, as determined by the CEO and Board of Directors. Stock options were granted with an exercise price equal to the closing market value of OmniComm Systems’ stock on the date the grant was approved by the Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

	OPTION AWARDS					STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)
(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Cornelis F. Wit,	175,000	0	0	$0.25	12/21/2011	0	0	0	0
President, CEO and Director	75,000	0	0	$0.25	6/21/2011	0	0	0	0
	175,000	0	0	$0.25	12/31/2011	0	0	0	0
	175,000	0	0	$0.25	12/21/2012	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0
	200,000	0	0	$0.28	2/1/2013	0	0	0	0

	75,000	0	0	$0.61	4/24/2014	0	0	0	0
	75,000	0	0	$0.43	3/6/2013	0	0	0	0
	75,000	0	0	$0.61	4/1//2013	0	0	0	0
	225,000	0	0	$0.56	3/6/2013	0	0	0	0
	225,000	0	0	$0.56	3/6/2013	0	0	0	0
	0	225,000	0	$0.56	3/6/2013	0	0	0	0
	250,000	0	0	$0.20	12/31/14	0	0	0	0

Randall G. Smith,	75,000	0	0	$0.25	6/21/2011	0	0	0	0
Chairman and Chief Technology Officer	150,000	0	0	$0.25	12/31/2011	0	0	0	0
	5,000	0	0	$0.45	3/1/2011	0	0	0	0
	150,000	0	0	$0.25	12/21/2012	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	175,000	0	0	$0.28	2/1/2013	0	0	0	0
	75,000	0	0	$0.61	4/24/2014	0	0	0	0
	75,000	0	0	$0.43	3/6/2013	0	0	0	0
	75,000	0	0	$0.61	4/1//2013	0	0	0	0
	200,000	0	0	$0.56	3/6/2013	0	0	0	0
	200,000	0	0	$0.56	3/6/2013	0	0	0	0
	0	200,000	0	$0.56	3/6/2013	0	0	0	0
	250,000	0	0	$0.20	12/31/14	0	0	0	0

Ronald T. Linares,	75,000	0	0	$0.25	12/31/2011	0	0	0	0
Chief Financial and Accounting Officer	5,000	0	0	$0.45	3/1/2011	0	0	0	0
	75,000	0	0	$0.25	12/21/2012	0	0	0	0
	50,000	0	0	$0.49	12/31/2013	0	0	0	0
	23,333	0	0	$0.38	12/23/2014	0	0	0	0

	23,333	0	0	$0.38	12/23/2014	0	0	0	0
	23,334	0	0	$0.38	12/23/2014	0	0	0	0
	103,000	0	0	$0.64	12/29/2012	0	0	0	0
	100,000		0	$0.56	3/6/2013	0	0	0	0
	100,0000	0	0	$0.56	3/6/2013	0	0	0	0
	0	100,000	0	$0.56	3/6/2013	0	0	0	0
	250,000	0	0	$0.20	12/31/14	0	0	0	0

Stephen E. Johnson	50,000		0	$0.49	12/31/2013	0	0	0	0
President and Chief Operating Officer	450,000	0	0	$0.50	9/4/2015	0	0	0	0
	50,000	0	0	$0.64	12/29/2012	0	0	0	0
	0	100,000	0	$0.56	3/6/2013	0	0	0	0
	0	100,000	0	$0.56	3/6/2013	0	0	0	0
	0	100,000	0	$0.56	3/6/2013	0	0	0	0
	0	100,000	0	$0.20	10/21/14	0	0	0	0
	0	100,000	0	$0.20	10/21/14	0	0	0	0
	50,000			$0.20	12/31/14	0	0	0	0

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Cornelis F. Wit	-0-	$ -0-	-0-	$ -0-
Randall G. Smith	-0-	$ -0-	-0-	$ -0-
Ronald T. Linares	-0-	$ -0-	-0-	$ -0-
Stephen E. Johnson	-0-	$ -0-	-0-	$ -0-

Employment Contracts and Other Arrangements

This section discusses the employment contracts and transition or other severance agreements for the Chief Executive Officer and the other named executive officers.

Cornelis F. Wit, President and Chief Executive Officer and Director

In December 2010, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer and President through December 31, 2011. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term. Mr. Wit receives an annual salary of $183,600 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives. In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration. The agreement also provides, among other things, for participation in employee benefits available to employees and executives. Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions. The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

Randall G. Smith, Chairman, Director and Chief Technology Officer

In December 2010, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer through December 31, 2011. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $270,300 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions. If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Smith or the Company in writing ninety (90) days prior to termination of the term.

Stephen E. Johnson, President and Chief Operating Officer

In September 2010, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer through August 31, 2011. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $290,700 subject to annual adjustment for cost of living increases. Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA). The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions. If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months salary. The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

Ronald T. Linares, Chief Financial Office

In December 2010, we renewed our employment agreement with Mr. Ronald Linares to serve as our Chief Financial Officer through December 31, 2011. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Linares or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Linares receives an annual salary of $245,000 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive additional incentive compensation based upon achieving financial milestones. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives. Under the terms of the agreement, we may terminate the employment of Mr. Linares upon 30 days notice of a material breach and Mr. Linares may terminate the agreement under the same terms and conditions. If Mr. Linares is terminated by us for any reason other than for cause, we must pay him severance benefits equal to twelve months salary. The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement. The agreement renews automatically for one-year terms unless expressly cancelled by either Mr. Linares or the Company in writing ninety (90) days prior to termination of the term.

Director Compensation

The following table sets forth compensation information on each of the Directors of OmniComm Systems for their services as members of our Board of Directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Guus van Kesteren	$-0-	$-0-	$51,000	$-0-	$-0-	$51,000
Matthew D. Veatch	-0-	-0-	51,000	-0-	-0-	51,000
Cornelis F. Wit	-0-	-0-	-0-	-0-	-0-	-0-
Randall G. Smith	-0-	-0-	-0-	-0-	-0-	-0-
Fernando Montero	$-0-	$-0-	$51,000	$-0-	$-0-	$51,000

(1)	Grant Date Fair Value for option grants for Mr. van Kesteren, Mr. Montero and Mr. Veatch were $51,000.

We do not pay fees to directors for their attendance at meetings of the Board of Directors or committees; however, we may adopt a policy of making such payments in the future. Except as described in the following paragraph, we have not established standard compensation arrangements for our directors and the compensation payable, if any, to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. We will reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings.

Each new non-employee Director elected to the Board of Directors receives an initial grant of stock options on the day following the Director’s date of election or appointment. The vesting on these options occurs in one-third increments on OmniComm Systems’ annual meeting date each year thereafter. Generally, each year following OmniComm Systems’ annual meeting of stockholders, non-employee Directors receive a grant of stock options. The vesting of the stock options or stock grants occurs one year after the grant date.

EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under equity compensation plans, including individual compensation arrangements, under our 2009 Equity Incentive Plan and 1998 Stock Incentive Plan as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation plans approved by stockholders
2009 Equity Incentive Plan	4,610,000	$0.19	2,890,000
1998 Stock Incentive Plan	7,212,000	$0.39	-0-
Equity compensation plans not approved by stockholders	None	n/a	None

Total	11,822,000	$0.26	2,890,000

(1)	Each new non-employee Director elected to the Board of Directors receives an initial grant of stock options on the day following the Director’s date of election or appointment. The vesting on these options occurs in one-third increments on OmniComm Systems’ annual meeting date each year thereafter. Each year following OmniComm Systems’ annual meeting of stockholders, non-employee Directors receive a grant of stock options. The vesting of the stock options or stock grants occurs one year after the grant date.

(2)	The 1998 Stock Incentive Plan expired on December 31, 2008.

1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and stockholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, the Company was authorized to grant options to purchase up to 12,500,000 shares of the Company’s common stock. The 1998 Plan expired as of December 31, 2008. As of April 27, 2011 there were 7,212,000 outstanding options that had been granted under the 1998 Plan.

2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and stockholders approved the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The 2009 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 2009 Plan, the Company may grant options to purchase up to 7,500,000 shares of the Company’s common stock. The term of each option may not exceed ten years from the date of grant, and options vest in accordance with a vesting schedule established by the Plan administrator. As of April 27, 2011, substantially all of the Company’s employees were participating in the 2009 Plan.

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

At April 27, 2011, there were 4,590,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of the Plan

The purpose of the 2009 Plan is to provide a means through which we can attract able persons to enter and remain in our employ, and to provide a means whereby those key persons upon whom the responsibilities of our successful administration and management rest, and whose present and potential contributions to our welfare are of importance, can acquire and maintain stock ownership, thereby strengthening their commitment to our welfare and promoting an identity of interest between stockholders and these key persons.

A further purpose of the 2009 Plan is to provide such key persons with additional incentive and reward opportunities designed to enhance our profitable growth. So that the appropriate incentive can be provided, the 2009 Plan provides for granting incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock unit awards and performance share units, or any combination of the foregoing.

We believe that the 2009 Plan encourages the participants to contribute materially to our growth and will align the economic interests of the participants with those of our stockholders.

General

We have reserved 7,500,000 shares of our common stock for issuance upon the exercise of options granted under the 2009 Plan. These shares may be authorized but unissued shares of our common stock or may be shares that we have reacquired, including shares we may purchase on the open market. If any options or stock appreciation rights granted under the 2009 Plan expire or are terminated for any reason without being exercised or restricted shares or performance shares are forfeited, the shares of common stock underlying that award will again be available for grant under the 2009 Plan.

Administration of the 2009 Plan

The Compensation Committee of our Board of Directors administers and interprets the 2009 Plan. The Compensation Committee has the sole authority to designate participants, grant awards and determine the terms of all grants, subject to the terms of the 2009 Plan. The Compensation Committee has the full authority to interpret the 2009 Plan and to make rules, regulations, agreements and instruments for implementing the 2009 Plan.

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

Amendment and Termination of the 2009 Plan

Our Board of Directors can at any time terminate the 2009 Plan. With the express written consent of an individual participant, the Board may cancel or reduce or otherwise alter the outstanding awards thereunder if, in its judgment, the tax, accounting, or other effects of the 2009 Plan or potential payouts thereunder would not be in our best interest. The Board may, at any time or from time to time, amend or suspend and, if suspended, reinstate, the 2009 Plan in whole or in part, provided, however, that without further stockholder approval the Board shall not:

•	increase the maximum number of shares of our common stock which may be issued on exercise of awards under the 2009 Plan;

•	change the maximum option price;

•	extend the maximum option term;

•	extend the termination date of the 2009 Plan; or

•	change the class of persons eligible to receive awards under the Plan.

Adjustment Provisions

In the event that certain reorganizations of our company or similar transactions or events occur, the maximum number of shares of stock available for grant, the maximum number of shares that any participant in the 2009 Plan may be granted, the number of shares covered by outstanding grants, the kind of shares issued under the 2009 Plan and the price per share or the applicable market value of such grants shall be adjusted by the committee to reflect changes to our common stock as a result of such occurrence to prevent the dilution or enlargement of rights of any individual under the 2009 Plan.

Change of Control and Reorganization

Upon a change of control, as defined in the 2009 Plan, the Compensation Committee may:

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

Upon a reorganization, as defined in the 2009 Plan, where we are not the surviving entity or where we survive only as a subsidiary of another entity, unless the Compensation Committee determines otherwise, all outstanding option or SAR grants shall be assumed by or replaced with comparable options or rights by the surviving corporation. In addition, the Compensation Committee may require that grantees surrender their outstanding options in exchange for payment by us, in cash or common stock, at an amount equal to the amount by which the then fair market value of the shares of common stock subject to the grantee’s unexercised options exceeds the exercise price of those options and/or after accelerating all vesting and giving grantees an opportunity to exercise their outstanding options or SARs, terminate any or all unexercised options and SARs.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 27, 2011 the Record Date, there were an aggregate of:

•	86,081,495 shares of common stock,

•	4,125,224 shares of 5% Series A Preferred Stock, and

•	250,000 shares of Series D Preferred Stock

issued and outstanding. The holders of our shares of common stock are entitled to one vote for each outstanding share of common stock. The holders of the 5% Series A Preferred Stock are entitled to one vote for each share of common stock into which the 5% Series Convertible Preferred Stock are convertible. Based upon the current conversion price for the 5% Series A Convertible Preferred Stock on April 27, 2011, these holders are entitled to 2,750,149 votes at the 2011 Annual Meeting. The holder of the Series D Preferred Stock is entitles to four hundred (400) votes for each share of Series D Preferred Stock provided that in connection with the election of directors, the terms of the Series D Preferred Stock provide that such shares shall be voted in the same percentage as all voting shares voted for each director., At the 2011 Annual Meeting, the common stockholders are entitled to 86,081,495 votes, the 5% Series A Convertaible Preferred Stock stockholders are entitles to 2,750,149 votes and the Series D Preferred Stock stockholder is entitled to 100,000,000 votes, for an aggregate of 188,831,644 votes for all currently outstanding Voting Securities.

The following table sets forth, as of April 27, 2011 information known to us relating to the beneficial ownership of shares of our Voting Securities by:

•	each person who is the beneficial owner of more than 5% of the outstanding shares of Voting Securities, aggregate all three classes together;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities he owns and that can be acquired by him within 60 days from April 27, 2011 upon the exercise of options, warrants, convertible securities or other understandings. We determine a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person and which are exercisable within 60 days of April 27, 2011 have been exercised or converted.

The following table, however, gives no effect to the exercise of any outstanding options or warrants unless specifically set forth therein. We believe that all persons named in the table have sole voting, dispositive and investment power with respect to all shares of Voting Securities beneficially owned by them. Unless otherwise noted, the address for each person is: 2101 West Commercial Blvd., Suite 3500, Ft. Lauderdale, Florida 33309.

		Common Stock		Series A Preferred		Series D Preferred
Name of Beneficial Owner		# of Shares Beneficially Owned	% of Class	# of Shares Beneficially Owned	% of Class	# of Shares Beneficially Owned	% of Class	Percentage of Voting Securities
Cees Wit	(1)	62,894,070	39.4%	-0-	n/a	400	100.0%	50.02%
Fernando Montero	(2)	7,948,411	5.0%	-0-	n/a	-0-	n/a	3.04%
Guus van Kesteren	(3)	4,948,103	3.1%	-0-	n/a	-0-	n/a	1.89%
Matt Veatch	(4)	805,000	0.5%	-0-	n/a	-0-	n/a	0.31%
Randy Smith	(5)	3,507,147	2.2%	-0-	n/a	-0-	n/a	1.34%
Ron Linares	(6)	1,815,405	1.1%	-0-	n/a	-0-	n/a	0.70%
Steve Johnson	(7)	1,173,586	0.7%	-0-	n/a	-0-	n/a	0.45%

All Directors and Officers as a group (seven person) (8)		83,091,722	52.1%	-0-	n/a	400	100.0%	70.5%

(1)	Includes vested options to purchase an aggregate of 2,350,000 shares of our common stock at prices ranging from $0.20 to $0.61 per share with expiration dates ranging from December 2011 to December 2014, 34,392,517 shares of our common stock issuable upon the conversion of warrants at exercise prices ranging from $0.25 to $.60 per share with expiration dates ranging from February 2012 to September 2015, 400 shares of our Series D Preferred Stock which entitles Mr. Wit to 100,000,000 votes on each matter voted upon provided that in connection with the election of directors, the terms of the Series D Preferred Stock provide that such shares shall be voted in the same percentage as all voting shares voted for each director. and 22,400,000 shares of our common stock issuable upon conversion of Secured Convertible Notes.
(2)	Includes vested options to purchase an aggregate of 725,000 shares of our common stock at exercise prices ranging from $0.25 to $0.70 per share with expiration dates ranging from April 2013 to June 2015. Also includes 1,100,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 400,000 shares of our common stock issuable upon conversion of Secured Convertible Notes and 2,500,000 shares of common stock held by Atlantic Balanced Fund, a corporation formed under the laws of the British Virgin Islands (“ABF”). Mentor Capital Corporation is the fund manager for ABF and has voting and dispositive control over the shares held by ABF. Mr. Montero is the president, director and sole owner of Mentor Capital Corporation and may be considered the beneficial owner of the 2,500,000 shares and convertible warrants and Convertible Notes held by ABF. Includes 2,000,000 shares of common stock owned by Atlantic Security Bank (“ASB”), an entity in which Fernando Montero is a director and pursuant to an agreement holds voting and dispositive control for shares owned in OmniComm.
(3)	Includes vested options to purchase an aggregate of 725,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2011 to June 2015, 1,145,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012 and 620,000 shares of our common stock issuable upon conversion of Convertible Notes.
(4)	Includes vested options to purchase an aggregate of 725,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2011 to June 2015, and 30,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 30,000 shares of our common stock issuable upon conversion of Convertible Notes.
(5)	Includes vested options to purchase an aggregate of 1,760,000 shares of our common stock at prices ranging from $0.20 to $2.75 per share, with expiration dates ranging from July 2011 to December 2014, and 10,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 10,000 shares of our common stock issuable upon conversion of Convertible Notes.
(6)	Includes vested options to purchase an aggregate of 848,000 shares of our common stock at prices ranging from $0.20 to $0.61 per share with expiration dates ranging from July 2011 to December 2014, 337,500 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with expiration dates ranging from February 2012 to December 2012, and 250,000 shares of our common stock issuable upon conversion of Convertible Notes.
(7)	Includes vested options to purchase an aggregate of 1,000,000 shares of our common stock at prices ranging from $0.25 to $0.61 per share with expiration dates ranging from June 2011 to December 2014 and 50,000 shares of our common stock issuable upon the conversion of warrants at an exercise price of $.60 per share with an expiration date of December 2012 and 50,000 shares of our common stock issuable upon conversion of Convertible Notes.
(8)	Includes footnotes (1) through (7).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis Capital Corp. Noesis Capital Corp. has acted as a placement agent for the sale of our securities in various offerings since 1999. Mr. van Kesteren is a holder of greater than 5% of our securities on a fully diluted basis as measured under Section 13 of the Securities Act of 1934.

Fernando Montero. a member of our Board of Directors, is president, director and sole shareholder of Mentor Capital Corporation (“Mentor Capital”). Mentor Capital is the fund manager for Atlantic Balanced Fund (“ABF”) having voting and dispositive control of the shares in OmniComm Systems, Inc. held by ABF and therefore Mr. Montero may be deemed to beneficially own the shares held by ABF. Mr. Montero also has voting and dispositive control of the shares in OmniComm Systems, Inc. held by Atlantic Security Bank (“ASB”) and therefore may be deemed to beneficially own the shares held by ASB. Mr. Montero may be deemed to beneficially own an aggregate of 7,873,411 shares of the Common Stock (as described below), which constitute approximately 8.98% of the outstanding shares of our Common Stock.

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

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall Smith. The note bears interest at a rate of 12% per annum and is due on December 16, 2012.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Audit Committee has selected Webb & Company, P.A. as our independent registered public accounting firm for the current fiscal year. Representatives of Webb & Company are not expected to attend the 2011 Annual Meeting. Webb & Company has served as our independent registered public accounting firm since July 2010, and has audited our financial statements for fiscal year 2010.

Greenberg & Company, LLC served as our independent registered public accounting firm for fiscal 2009. Greenberg & Company served as our registered public accounting from July 1999 to June 2010. The following table sets forth the fees billed by our independent registered public accounting firm for each of our last two fiscal years for the categories of services indicated.

	Fiscal 2010	Fiscal 2009
Audit Fees	$108,070	$93,500
Audit-Related Fees	$-0-	$15,000
Tax Fees	0	0
All Other Fees	0	0

Total	$108,070	$108,500

Audit Fees

The aggregate audit fees billed by Webb and Co. for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K during the fiscal year ended December 31, 2010 were $49,864. The aggregate audit fees billed to us by Greenberg & Company for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K during the fiscal year ended December 31, 2009 were approximately $63,500. The aggregate audit fees billed to us by Webb and Co. for the review of quarterly financial statements included in our quarterly reports on Form 10-Q for the quarters ending June 30, and September 30, 2010 were approximately $27,573. The aggregate audit fees billed to us by Greenberg & Company for the review of our quarterly report on Form 10-Q for the quarter ending March 31, 2010 was $12,500 and $30,000 for the quarters ending March 31, June 30 and September 30, 2009. Greenberg & Company billed us $8,133 in audit fees relating to the amended filing of our Annual Report on Form 10-K for the year ending December 31, 2009. In addition, Greenberg & Company billed us $10,000 in connection with audit fees related to our Annual Report filed on Form 10-K for the year ending December 31, 2010.

Audit Related Fees

For the fiscal year ended December 31, 2010 the aggregate fees billed for assurance and related services by Webb and Co. relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $-0-. For the fiscal year ended December 31, 2009 the aggregate fees billed for assurance and related services by Greenberg & Company relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above was $15,000.

Tax Fees

For the fiscal year ended December 31, 2010 the aggregate fees bill for tax compliance, tax advice or tax planning was $0. For the fiscal year ended December 31, 2008 the aggregate fees billed for tax related services was $0.

All Other Fees

Other than fees relating to the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees,” there were no additional fees billed by our principal accountant for services rendered to us for the fiscal years ended December 31, 2010 or 2009.

Audit Committee Pre-Approval Policies

The charter of our Audit Committee provides that the duties and responsibilities of our Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent registered public accounting firm. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by our independent registered public accounting firm, the purpose of which may be tax avoidance and the tax treatment of which may not be supported by the Internal Revenue Code and related regulations.

Our Audit Committee requires that our independent registered public accounting firm, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Webb & Co. described above under the captions “Audit-Related Fees” and “Tax Fees” were approved by our Audit Committee.

All of the work performed during the course of this audit was completed by full-time employees of Webb and Co.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation – Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (15)
4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (16)
4.3	Form of 10% Convertible Note (17)
4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (18)
4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (19)
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (20)
10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (21)
10.3	1998 Stock Incentive Plan (22)
10.4	Standard Agreement – Proprietary Protection (23)
10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (24)
10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (25)
10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (26)
10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (27)
10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (28)
10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (29)
10.23	Form of Debenture dated February 29, 2008 (30)
10.24	Form of Warrant February 29, 2008 (31)
10.27	Form of Debenture dated August 29, 2008 (32)
10.28	Form of Warrant dated August 29, 2008 (33)
10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (34)
10.30	Form of Debenture dated December 16, 2008 (35)
10.31	Form of Warrant December 16, 2008 (36)
10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009. (37)

10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009 (38)
10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009 (39)
10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (40)
10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (41)
10.37	Form of Debenture dated September 30, 20 (42)
10.38	Form of Warrant dated September 30, 2009 (43)
10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (44)
10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010*
10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010*
10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010*
14	OmniComm Systems, Inc. Code of Ethics (45)
21	Subsidiaries of the Company*
23.1	Consent of Greenberg & Co. LLC*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
17	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
18	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
19	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
20	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
21	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
22	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
23	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
24	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
25	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
26	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
27	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
28	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
29	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
30	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
31	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
32	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
33	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
37	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009
38	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009
39	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009
40	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009
41	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009
42	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009
43	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009
44	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010
45	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27,2011

OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cornelis F. Wit Cornelis F. Wit	Chief (Principal) Executive Officer and Director	April 27, 2011

/s/ Randall G. Smith Randall G. Smith	Chairman, Chief Technology Officer	April 27, 2011

/s/ Ronald T. Linares Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	April 27, 2011

/s/ Guus van Kesteren Guus van Kesteren	Director	April 27, 2011

/s/ Matthew D. Veatch Matthew D. Veatch	Director	April 27, 2011

/s/ Fernando Montero Fernando Montero	Director	April 27, 2011

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.