Form 10-Q
period 2011-03-31
OMNICOMM SYSTEMS INC
filed 2011-05-16
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2011

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of May 12, 2011: 86,081,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 4.	Controls and Procedures.	43
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	45
Item 1A.	Risk Factors.	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45
Item 3.	Defaults Upon Senior Securities.	45
Item 4.	Removed and Reserved.	45
Item 5.	Other Information.	45
Item 6.	Exhibits.	45
SIGNATURES
Exhibit 10.44 Promissory Note dated March 31, 2011 to Cornelis F. Wit
Exhibit 10.45 to Noesis International Holdings dated February 1, 2011
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer and Principal Financial Officer

PART I. FINANCIAL INFORMATION
Item. 1.  Financial Statements (unaudited)
OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$138,609	$1,213,397
Accounts receivable, net of allowance for doubtful accounts of $269,869 and $269,869 in 2011 and 2010, respectively	1,165,884	1,031,745
Prepaid expenses	142,167	97,337
Total current assets	1,446,660	2,342,479

PROPERTY AND EQUIPMENT, net	964,309	1,046,688

OTHER ASSETS
Intangible assets, net	580,292	696,350
Other assets	35,367	34,218

TOTAL ASSETS	$3,026,628	$4,119,735

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,283,112	$1,371,703
Notes payable, current portion	-0-	12,500
Notes payable related parties, current portion	20,000	2,615,000
Deferred revenue, current portion	4,105,658	4,060,425
Conversion feature liability, related parties, current portion	1,170,200	92,134
Conversion feature liability, current portion	27,800	72
Convertible notes payable, current portion, net of discount	219,766	395,733
Convertible notes payable, related parties, current portion, net of discount	2,389,274	2,169,622
Patent settlement liability, current portion	887,499	765,089
Warrant liability, related parties	2,801,607	206,760
Warrant liability	443,177	54,388
Total current liabilities	13,348,093	11,743,426

Notes payable - long term, net of current portion	601,286	601,286
Notes payable related parties, long term, net of current portion, net of discount	1,825,518	409,379
Deferred revenue, long term, net of current portion	547,811	691,234
Convertible notes payable, related parties, net of current portion	6,900,000	6,900,000
Patent settlement liability - long term, net of current portion	1,461,109	1,588,439

TOTAL LIABILITIES	24,683,817	21,933,764

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 share authorized 4,022,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value;liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued andoutstanding, respectively at $.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,081,495 and 86,081,495 issued and outstanding, respectively, at $.001 par value	86,082	86,082
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,463,606	36,906,356
Less cost of treasury stock: Common - -0- and 1,014,830 shares, respectively	-0-	(503,086)
Accumulated other comprehensive (loss)	(33,873)	(24,298)
Accumulated deficit	(62,895,183)	(59,001,262)

TOTAL SHAREHOLDERS' (DEFICIT)	(21,657,189)	(17,814,029)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,026,628	$4,119,735

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2011	2010
Total revenues	$3,314,668	$2,697,363

Cost of sales	446,055	434,871

Gross margin	2,868,613	2,262,492

Operating expenses
Salaries, benefits and related taxes	2,098,741	2,685,750
Rent & occupancy expenses	225,037	200,734
Consulting services	50,178	210,724
Legal and professional fees	136,130	85,516
Travel	120,508	125,254
Telephone and internet	66,917	83,204
Selling, general and administrative	285,967	241,017
Bad debt expense	-	13,954
Depreciation Expense	126,557	125,928
Amortization Expense	116,058	116,058
Total operating expenses	3,226,093	3,888,139

Operating loss	(357,480)	(1,625,647)
Other income (expense)
Interest expense	(271,613)	(697,265)
Interest expense, related parties	(358,990)	(273,243)
Interest income	388	47
Change in derivative liabilities	(2,910,570)	1,075,994
Other Comprehensive Income (Loss)	4,342	-0-
Loss before income taxes and preferred dividends	(3,893,923)	(1,520,114)
Net loss	(3,893,923)	(1,520,114)
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(50,720)	(50,720)
Total preferred stock dividends	(50,720)	(50,720)
Net loss attributable to common shareholders	$(3,944,643)	$(1,570,834)

Net loss per share
Basic and Diluted	$(0.05)	$(0.02)
Weighted average number of shares outstanding
Basic and Diluted	86,081,495	85,507,699

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE PERIOD JANUARY 1, 2010 TO March 31, 2011
(unaudited)

				Preferred Stock
	Common Stock			5% Series A Convertible			8% Series B Convertible			8% Series C Convertible
	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Number of Shares	$0.001 Par Value	Additional Paid In Capital

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$3,718,054	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Employee stock option expense			584,061

Common stock issued in lieu of salaries	573,796	574	42,531

Adjustment for treasury stock transactions		(966)	966

Foreign currency translation adjustment

Issuance of Series D preferred stock

Correcting entry to retained earnings

Net loss for the period ended Deember 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-

Balances at December 31, 2010	86,081,495	86,082	36,906,356	4,125,224	4,125	3,718,054	-	-	-	-	0	0

Employee stock option expense			60,336

Treasury stock retired			(503,086)

Foreign currency translation adjustment

Net loss for the period ended March 31, 2011	-	-	-	-	-	-	-	-	-	-	-	-

Balances at March 31, 2011	86,081,495	$86,082	$36,463,606	4,125,224	$4,125	$3,718,054	-	$-0-	$-0-	$-0-	$-0-	$-0-

	Series D Preferred Stock				Other
	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated Comprehensive Income	Treasury Stock	Shareholders' Equity (Deficit)

Balances at December 31, 2009	$-0-	$-0-	$-0-	$(55,870,527)	$2,934	$(503,086)	$(16,283,228)

Employee stock option expense							584,061

Common stock issued in lieu of salaries							43,105

Adjustment for treasury stock transactions							-0-

Foreign currency translation adjustment					(27,232)		(27,232)

Issuance of Series D preferred stock	250,000	250	999,750				1,000,000

Correcting entry to retained earnings							-0-

Net loss for the period ended December 31, 2010	-	-	-	(3,130,735)	-	-	(3,130,735)

Balances at December 31, 2010	250,000	250	999,750	(59,001,262)	(24,298)	(503,086)	(17,814,029)

Employee stock option expense							60,336

Treasury stock retired						503,086	-0-

Foreign currency translation adjustment					(9,575)		(9,575)

Net loss for the period ended March 31, 2011	-	-	-	(3,893,921)	-	-	(3,893,921)

Balances at March 31, 2011	250,000	$250	$999,750	$(62,895,183)	$(33,873)	$-0-	$(21,657,189)

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,893,923)	$(1,520,114)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Gain on extinguishment of debt	-0-	-0-
Change in derivative liabilities	2,910,570	(1,075,994)
Interest expense from derivative instruments	243,685	671,477
Employee stock option expense	60,336	129,787
Depreciation and amortization	242,615	241,987
Bad debt expense	-0-	-0-
Changes in operating assets and liabilities
Accounts receivable	(134,139)	1,087,611
Prepaid expenses	(44,831)	(32,890)
Other assets	(1,149)	(8,453)
Accounts payable and accrued expenses	(88,589)	45,923
Patent settlement liability	(4,919)	41,272
Deferred revenue	(98,190)	670,705
Net cash provided by (used in) operating activities	(808,534)	251,311

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(44,179)	(164,055)
Net cash used in investing activities	(44,179)	(164,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(212,500)	-0-
Net cash used in financing activities	(212,500)	-0-

Effect of exchange rate changes on cash	(9,575)	(9,043)
Net increase (decrease) in cash	(1,074,788)	78,213
Cash at beginning of period	1,213,397	60,352

Cash at end of period	$138,609	$138,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$395,352	$279,218

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)
(unaudited)

	For the three months ended
	March 31,
	2011	2010

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$3,004,379	$-0-
Notes payable issued for matured convertible note payable	$1,200,000	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  The majority of our research and development activities represent salaries to our software developers.  During the three months ended March 31, 2011 and March 31, 2010 we spent approximately $654,875 and $991,009, respectively, on research and development activities, which is primarily comprised of payroll and related  costs associated with the development of our software products.

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

The operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, royalty-based patent liabilities and the value of derivatives associated with debt issued by the Company and the valuation of any corresponding discount to the issuance of our debt .  Actual results may differ from those estimates.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

RECLASSIFICATIONS

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH and OmniComm Ltd., in Germany and the United Kingdom are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $9,575 and $9,043 of net translation losses for the three months ended March 31, 2011 and March 31, 2010, respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne and eClinical Suite (the “EDC Software”). Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical software products, and consulting services and customer support, including training, for all of the Company's products.

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

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne solution is presently available only on a licensed basis. To date, hosted solutions have been related primarily to TrialMaster.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software.  From time-to-time a client might require significant modification or customization subsequent to delivery to the customer.  The Company generally enters into software term licenses for its EDC Software products with its customers for 3 to 5 year periods, although customers have entered into both longer and shorter term license agreements.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term which typically is either on a quarterly or annual basis. Payment terms are generally net 30 days.

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

Maintenance Revenues

Maintenance includes telephone-based help desk support and software maintenance. The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for both maintenance and software licenses ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management's estimate of the relative fair value of each element.  The Company generally invoices each of the elements based on separately quoted amounts and thus has a fairly accurate estimate of the relative fair values of each of the invoiced revenue elements.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The fees associated with each business activity for the three months ended March 31, 2011 and March 31, 2010, respectively are:

	For the three months ended
	March 31, 2011	March 31, 2010
Set-up Fees	$755,555	$897,493
Change Orders	77,881	27,960
Maintenance	1,433,479	1,062,834
Software Licenses	819,054	336,315
Professional Services	97,007	225,317
Hosting & Subscriptions	131,692	147,444
Totals	$3,314,668	$2,697,363

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectibility of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $269,869 as of March 31, 2011 and December 31, 2010, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	For the periods ended
	March 31, 2011	December 31, 2010
Beginning of period	$269,869	$267,526
Bad debt expense	-0-	13,954
Write-offs	-0-	(11,611)
End of period	$269,869	$269,869

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2011, there were no balances of cash and cash equivalents which were deposited in excess of FDIC-insured limits.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2011. Prior to 2008 the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area.  During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties.  Several of the Company’s clients operate in this segment.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management's expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008.  During 2011 the Company has seen increased activity in the biotechnology sector and believes that some of the credit and financial constraints that were limiting R & D activity have begun to decrease.   Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

Two customers accounted for 31.9% of our revenues during the three months ended March 31, 2011 or approximately $1,056,858. One customer accounted for 19.4% of our revenues during the three months ended March 31, 2010 or approximately $523,933.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the three month periods presented.

	Revenues		Accounts Receivable
For the Period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Total Revenues
March 31, 2011	2	32%	2	22%
December 31, 2010	1	20%	3	44%
March 31, 2010	1	19%	2	29%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the three month periods ended March 31, 2011 and March 31, 2010, respectively.

European Revenues
for the three months ended
March 31, 2011		March 31, 2010
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$ 913,910	27.6%	$376,825	14.0%

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

ASSET IMPAIRMENT

Acquisitions and Intangible Assets

We account for acquisitions in accordance with ASC 805- Business Combinations (“ASC 805”) and ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our unaudited condensed consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of March 31, 2011, the Company had $4,653,469 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $4,105,658 in deferred revenues that are expected to be recognized in the next twelve months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $81,429 and $65,716 for the three months ended March 31, 2011 and March 31, 2010, respectively and are included under selling, general and administrative expenses on our Unaudited Condensed Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the three month ended March 31, 2011 and March 31, 2010 we spent approximately $654,875 and $991,009 respectively, on research and development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009.  The 2009 Plan provides for the issuance of up to 7.5 million shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents.  The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008.  The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the 1998 Plan document.  Each plan is more fully described in “Note 13, Employee Equity Incentive Plans.”  The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Unaudited Condensed Consolidated Statements of Operations. The Company currently uses the American Binomial option pricing model to determine grant date fair value.

EARNINGS PER SHARE

The Company accounts for Earnings Per Share using ASC 260 – Earnings per Share.  Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2011, we adopted the following new accounting pronouncements:

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes became effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2010 to determine their impact, if any, on our financial statements.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2011 there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4                  EARNINGS PER SHARE

Basic earnings per share were calculated using the weighted average number of shares outstanding of 86,081,495 and 85,507,699 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Antidilutive shares aggregating 91,676,777 and 83,671,745 have been omitted from the calculation of dilutive EPS for the years ended March 31, 2011 and March 31, 2010, respectively as the shares were antidilutive. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2011 and March 31, 2010, respectively.

Anti-Dilutive Security	March 31, 2011	March 31, 2010
Preferred stock	2,750,149	2,750,149
Employee stock options	11,557,000	12,286,500
Warrants	52,195,758	40,808,241
Convertible notes	24,620,000	27,200,000
Shares issuable for accrued interest	553,870	626,855

Total	91,676,777	83,671,745

The employee stock options are exercisable at prices ranging from $0.10 to $0.70 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net loss per share and were not included in the computation of diluted earnings per share.

For the three months ended
	March 31, 2011			March 31, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(3,944,643)	$86,081,495	$(0.05)	$(1,570,834)	$85,507,699	$(0.02)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(3,944,643)	$86,081,495	$(0.05)	$(1,570,834)	$85,507,699	$(0.02)

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Lives
Computer & Office Equipment	1,494,679	$960,873	533,806	$1,466,187	$914,016	$552,171	5 Years
Leasehold Improvements	75,476	55,115	20,361	84,313	51,212	33,101	5 Years
Computer Software	1,393,501	1,013,628	379,873	1,366,955	937,141	429,814	3 Years
Office Furniture	107,687	77,418	30,269	106,759	75,157	31,602	5 Years
	$3,071,343	$2,107,034	$964,309	$3,024,214	$1,977,526	$1,046,688

Depreciation expense for the three months ended March 31, 2011 and March 31, 2010 was $126,557 and $125,928 respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	March 31, 2011			December 31, 2010
Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives
Customer lists	$1,392,701	$812,409	$580,292	$1,392,701	$696,351	$696,350	3 Years
	$1,392,701	$812,409	$580,292	$1,392,701	$696,351	$696,350

Amortization expense was $116,058 and $116,058 for the three months ended March 31, 2011 and March 31, 2010, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2011	$348,175
2012	232,117
2013	-0-
2014	-0-
2015	-0-

Total	$580,292

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2011	December 31, 2010
Accounts payable	$608,666	$629,775
Accrued payroll and related costs	208,898	179,331
Other accrued expenses	70,667	159,294
Accrued interest	394,881	403,303

Total Accounts Payable and Accrued Expenses	$1,283,112	$1,371,703

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8:                NOTES PAYABLE

At March 31, 2011, the Company owed $3,625,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non-Related Party		Related Party
Origination	Maturity	Interest	Principal		Long		Long
Date	Date	Rate	3/31/2011	Current	Term	Current	Term
12/31/2010	7/1/2012	12%	$51,800	-0-	$51,800	-0-	-0-
12/31/2010	7/1/2012	12%	60,000	-0-	60,000	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	-0-	-0-	137,500
12/31/2010	12/31/2011	12%	20,000	-0-	-0-	20,000	-0-
12/31/2010	4/1/2012	12%	37,500	-0-	37,500	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	-0-	20,000	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879

			$3,625,665	$-	$601,286	$20,000	$3,004,379

During the three months ended March 31, 2011, the Company issued a note payable to our Chief Executive Officer, Cornelis F. Wit, included the issuance of 11,467,517 warrants to purchase common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016.  This issuance caused us to calculate and record a derivative liability for the extension of the derivative liability.  The Warrants were valued using a Binomial option pricing model.  A value of $1,178,861 was calculated and allocated to the Warrants and recorded as a liability to the issuance of the note payable.  As a result of the recorded discount, the carrying amount of the note at March 31, 2011 was $1,688,018.   The Warrant liability (discount) will be amortized over the 36 month exercise period of the note payable.  The Company will continue to perform a fair value calculation periodically on the Warrant liability and accordingly the Warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2011.

								Carrying Amount
			Principal at		Total	Discount at	Carrying Amount at	Short Term		Long Term
Date of Issuance	Interest Rate	Original Principal	March 31, 2011	Allocated Discount	Discount Amortized	March 31, 2011	March 31, 2011	Related	Non Related	Related	Non Related
Aug-01-1999	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
Aug-29-2008	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
Dec-16-2008	12%	4,980,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
Sep-30-2009	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	1,100,000	100,000	-0-	-0-
Dec-31-2009	12%	1,490,000	1,490,000	935,720	779,760	155,960	1,334,040	1,289,274	44,766	-0-	-0-

Totals		$11,002,500	$9,665,000	$4,884,450	$4,728,490	$155,960	$9,509,040	$2,389,274	$219,766	$6,900,000	$-0-

The convertible note originally issued on September 30, 2009 was comprised of a principal amount due of $1,100,000 with a maturity date of March 30, 2011.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer, Cornelis F. Wit.  Additionally, the Company extended warrants associated with the convertibles notes by two years until September 30, 2015.

The Company also extended the expiration date of the warrants associated with the September 2009 offering.  The Warrants are now exercisable until September 30, 2015 at an exercise price of $0.25 per share.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2011 are as follows:

2011	$1,565,000
2012	-0-
2013	8,100,000
2014	-0-
2015	-0-

Total	$9,665,000

NOTE 10:              FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

·	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;
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

The Company also adopted the provisions of ASC 825, Financial Instruments in the first quarter of 2008. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2010 and the three months ended March 31, 2011.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2011 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815.  See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value	Quoted prices in active markets for identical assets/ liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	at March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,198,000	$-0-	$-0-	$1,198,000
Warrant liability	3,244,784	-0-	-0-	3,244,784
Total of derivative liabilties	$4,442,784	$-0-	$-0-	$4,442,784

(1) The fair value of the Derivative Instruments was estimated using the Income Approach and using the American Binomial option pricing model with the following assumptions for the three months ended March 31, 2011
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at March 31, 2011
Risk free interest rate	0.29% to 1.28%
Dividend yield	0.00%
Expected Volatility	126.1%
Expected life (range in years)
Conversion feature liability	0.25 to 2.72
Warrant liability	0.92 to 5.0

	Other Income
	for the three months ended
	March 31, 2011	March 31, 2010
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(2,910,570)	$1,075,994

Total unrealized gains/(losses) included in earnings	$(2,910,570)	$1,075,994

The tables below set forth a summary of changes in fair value of the Company’s level 3 financial liabilities at fair value for the three months ended March 31, 2011.  The tables reflect gains and losses for all financial liabilities at fair value categorized as level 3 as of March 31, 2011.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
			Net unrealized
			(gains)/losses	Net
			relating to	purchases,
	Balance,		instruments still	issuances	Net transfers	Balance,
	Beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of level 3	period
Period ended March 31, 2011
Derivatives:
Conversion feature liability	$92,206	$-0-	$1,105,794	$-0-	$-0-	$1,198,000
Warrant liability	261,148	-0-	1,804,776	1,178,860	-0-	3,244,784
Total of derivative liabilties	$353,354	$-0-	$2,910,570	$1,178,860	$-0-	$4,442,784

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to computer co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at March 31, 2011 are as follows:

2011	$356,801
2012	404,619
2013	194,738
2014	189,760
2015	197,350

Total	$1,343,268

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease.  Rent expense was $225,037 and $200,734 for the three months ended March 31, 2011 and March 31, 2010, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Bonn, Germany under the terms of a lease that expires in June 2011.  The Company is presently reviewing its options in relation to its office lease in the German office but believes that suitable office space is available at market rates similar to those it currently has.

LEGAL PROCEEDINGS

On November 24, 2010, Achyut Dhakal, a former employee, filed suit in the United States District Court for the Southern District of Florida, Miami Division, alleging racial and national discrimination, retaliation for a requested FMLA leave, retaliation under state whistleblower provisions and monies owed for overtime pay under the Fair Labor Standards Act (FLSA).  The Company disagreed with the allegations and submitted its response on February 1, 2011.  On March 3, 2011, the Company and Mr. Dhakal, subject to the terms agreed into during a court mandated settlement conference, entered into a Settlement Agreement and Full Release subject to mutual non-disclosure provisions.  On March 3, 2011, the Court entered an Order of Dismissal with Prejudice approving the settlement.

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

2011	$887,499
2012	450,000
2013	450,000
2014	450,000
2015	450,000

Total	$2,687,499

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

During the three months ended March 31, 2011 and March 31, 2010, respectively, the Company recorded a charge to earnings of  $60,169 and $41,272, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2011 and March 31, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12:              RELATED PARTY TRANSACTIONS

On February 1, 2011, the Company issued a promissory note for $137,500 to Noesis International Holdings, the parent company of Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions from 1999 to 2007 and a significant shareholder in the Company.  The amount was borrowed under a promissory note bearing interest at 12% per annum payable with a maturity date of April 1, 2013. The promissory note replaces a promissory note in the same principal amount that matured on January 31, 2011.

On March 30, 2011, the Company extended a convertible note in the principal amount of $1,100,000 held by our Chief Executive Officer, Cornelis F. Wit that had matured on that date.  The convertible note which was originally issued on September 30, 2009, bears interest at 12% per annum with interest payable monthly. Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  We also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.

On March 31, 2011, the Company issued a promissory note in the principal amount of $2,866,879 to our Chief Executive Officer, Cornelis F. Wit.  The note carries and interest rate of 12% per annum and is due on April 1, 2014.  In addition, the Company issued to Mr. Wit a warrant to purchase 11,467,517 shares of our common stock at an exercise price of $0.25 per share with an expiration date of April 1, 2014.  The promissory note consolidates the principal amounts owed under several promissory notes originally issued during 2010.  The promissory note is comprised of the following amounts received on the following dates:

i.	Promissory Note issued on April 13, 2010 with a principal amount of $450,000 with a maturity date of December 31, 2010.
ii.	Promissory Note issued on June 29, 2010 with a principal amount of $115,000 with a maturity date of December 31, 2010.
iii.	Promissory Note issued on September 30, 2010 with a principal amount of $695,000 with a maturity date of December 31, 2010.
iv.	Promissory Note issued on December 31, 2010 with a principal amount of $1,197,500 with a maturity date of December 31, 2010.
v.	Promissory Note issued on December 31, 2010 with a principal amount of $409,379 with a maturity date of April 01, 2012.

For the three months ended March 31, 2011 we incurred $358,990 in interest expense payable to related parties, and we incurred $272,243 in interest expense for the three months ended March 31, 2010.

NOTE 13:              STOCKHOLDERS’ EQUITY (DEFICIT)

EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, the Company was able to grant options to purchase up to 12,500,000 shares of the Company’s common stock.  The 1998 Plan expired as of December 31, 2008.  As of March 31, 2011, there were 7,247,000 outstanding options that had been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

As of March 31, 2011, there were 4,590,000 outstanding options that had been granted under the 2009 Plan.  At March 31, 2011, there were 2,910,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.  As of March 31, 2011, substantially all of the Company’s employees were participating in either the 1998 Plan or 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	$-0-
Granted	1,865,000	0.23
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,104,500)	(0.32)

Outstanding at December 31, 2010	11,822,000	0.39	3.21	$-0-

Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(265,000)	0.26

Outstanding at March 31, 2011	11,557,000	$0.39	3.03	$-0-

Vested and Exercisable at
March 31, 2011	10,609,500	$0.41	3.03	$-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.

The total number of shares vested and the fair value of shares vested for the three months ended March 31, 2011 and March 31, 2010, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the three months ended March 31, 2011	662,500	$240,918
Fair value of options vested during the three months ended March 31, 2010	660,000	$245,025
\
Cash received from stock option exercises for the three months ended March 31, 2011 and March 31, 2010 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three months ended March 31, 2011 and March 31, 2010.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following table summarizes information concerning options outstanding at March 31, 2011:

Awards Breakdown by Range at March 31, 2011
	Outstanding			Vested
Strike Price Range	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	1,900,000	3.81	$0.19	1,435,000	3.74	$0.20
0.21 to 0.29	4,335,000	3.10	$0.26	3,852,500	2.97	$0.26
0.30 to 0.49	920,000	2.66	$0.45	920,000	2.66	$0.45
0.50 to 0.70	4,402,000	2.71	$0.60	4,402,000	2.71	$0.60
0 to 0.70	11,557,000	3.03	$0.39	10,609,500	2.94	$0.41

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following table summarizes information concerning options outstanding at March 31, 2010:

Awards Breakdown by Range at March 31, 2011
	Outstanding			Vested
Strike Price Range	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	1,680,000	4.7216	$0.20	1,330,000	4.7562	$0.20
0.21 to 0.29	4,495,000	2.6052	$0.26	3,936,666	2.3867	$0.26
0.30 to 0.49	1,250,000	3.933	$0.45	1,210,000	3.9485	$0.45
0.50 to 0.70	4,686,500	3.7053	$0.60	3,975,250	3.8338	$0.60
0 to 0.70	12,111,500	3.4615	$0.40	10,451,916	3.4194	$0.40

The weighted average fair value (per share) of options granted during the three months ended March 31, 2011, and March 31, 2010 using the American Binomial option-pricing model was not applicable and $0.11, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2011 and 2010. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

	Stock Option Assumptions for the three months ended

	March 31, 2011	March 31, 2010
Stock Option Assumptions
Risk-free interest rate	2.24%	2.43%
Expected dividend yield	0.0%	0.00%
Expected volatility	126.1%	72.50%
Expected life of options (in years)	5.0	5.0

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2011	2010
Stock options granted during the three month period ended March 31,	n/a	$0.16

Stock options vested during the three month period ended March 31,	$0.36	$0.37

Stock options forfeited during the three month period ended March 31,	$0.16	n/a

A summary of the status of the Company’s nonvested shares underlying stock options as of March 31, 2011, and changes during the three month ended March 31, 2011 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2011	1,610,000	$0.36

Nonvested Shares at March 31, 2011	947,500	$0.39

As of March 31, 2011, approximately $35,113 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.80 years.

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the three months ended March 31, 2011 and March 31, 2010, and the related changes during these periods are presented below.

March 31, 2011 Warrants Outstanding				March 31, 2011 Warrants Exercisable
Range of Exercise Price	Number Outstanding at	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
	March 31, 2011			March 31, 2011
$0.25 – 0.60	52,195,758	3.44	$0.40	52,195,758	$0.40

March 31, 2010 Warrants Outstanding				March 31, 2010 Warrants Exercisable
Range of Exercise Price	Number Outstanding at	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
	March 31, 2010			March 31, 2010
$0.25 – 0.60	40,808,241	2.21	$0.44	40,808,241	$0.44

Warrants
Balance at December 31, 2010	40,808,241
Issued	11,467,517
Exercised	-0-
Forfeited	(80,000)
Balance at March 31, 2011	52,195,758
Warrants Exercisable at March 31, 2011	52,195,758
Weighted Average Fair Value of Warrants Granted During 2011	$0.25

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2009	$2,934	$2,934
2010 Activity	(27,232)	(27,232)
Balance December 31, 2010	(24,298)	(24,298)
2011 Activity	(9,575)	(9,575)
Balance at March 31, 2011	$(33,873)	$(33,873)

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our audited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.  . Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc®. and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., and OmniComm Europe GmbH.

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

During the first three months of fiscal 2011 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
•	Emphasizing low operating costs;
•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;
•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;
•	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
•	Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed from our 2009 acquisitions.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During the first three months of 2011, we increased our marketing and sales personnel both in the U.S. and European markets.  We continue to seek new opportunities in our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to continue to aggressively expand the scope of our sales and marketing operations in Europe during the remainder of fiscal 2011.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $654,875 and $991,009 on R & D activities during three months ended March 31, 2011 and March 31, 2010, respectively. The decrease in R & D expenditure is due in large part to a migration of a portion of our R & D employees to Cost of Goods sold and other departments as our core product matures. The majority of our R & D expenses represent salaries to our developers.  In addition, we decreased our overall R & D personnel by about 20% during fiscal 2010 in an effort to more closely align our cost structure with expected revenues.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the first three months of fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2010 we experienced mixed results in achieving this goal.  We were able to increase the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  We found that the sale of licenses of our eClinical Software Products to new clients was somewhat hampered by what we perceived as a sluggish market for R & D spending.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of fiscal 2011.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allow us to broaden our potential client base, provide us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounts for approximately 28% and 14% of total revenues for the three months ended March 31, 2011 and March 31, 2010, respectively.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2011.  We have increased the marketing and business development budget for our TrialOne product during 2011 as we have placed increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The Three months-ended March 31, 2011 compared with the Three months ended March 31, 2010

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2011 and March 31, 2010 is included in the table below.

	Summarized Statement of Operations For the three months ended
	March 31,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$3,314,668		$2,697,363		$617,305	22.9%

Cost of sales	446,055	13.5%	434,871	16.1%	11,184	2.6%

Gross margin	2,868,613	86.5%	2,262,492	83.9%	606,121	26.8%

Salaries, benefits and related taxes	2,098,741	63.3%	2,685,750	99.6%	(587,009)	-21.9%
Rent	225,037	6.8%	200,734	7.4%	24,303	12.1%
Consulting	50,178	1.5%	210,724	7.8%	(160,546)	-76.2%
Legal and professional fees	136,130	4.1%	85,516	3.2%	50,614	59.2%
Other expenses	430,040	13.0%	464,398	17.2%	(34,358)	-7.4%
Selling, general and administrative	285,967	8.6%	241,017	8.9%	44,950	18.7%
Total operating expenses	3,226,093	97.3%	3,888,139	144.1%	(662,046)	-17.0%

Operating loss	(357,480)	-10.8%	(1,625,647)	-60.3%	1,268,167	-78.0%

Interest expense	(630,603)	-19.0%	(970,508)	-36.0%	339,904	-35.0%
Interest income	388	0.0%	47	0.0%	341	725.5%
Gain (Loss) on extinguishment of debt	-0-	0.0%	-	0.0%	-	0.0%
Other Comprehensive Income (Loss)	4,342	0.1%	-0-	0.0%	4,342	0.0%
Change in derivatives	(2,910,570)	-87.8%	1,075,994	39.9%	(3,986,564)	-370.5%

Net loss	(3,893,923)	-117.5%	(1,520,114)	-56.4%	(2,373,809)	156.2%
Total preferred stock dividends	(50,720)	-1.5%	(50,720)	-1.9%	-	0.0%

Net loss attributable to common stockholders	$(3,944,643)	-119.0%	$(1,570,834)	-58.2%	$(2,373,809)	151.1%

Net loss per share	$(0.05)		$(0.02)

Weighted average number of
shares outstanding	86,081,495		85,507,699

Revenues for the three months ended March 31, 2011 increased approximately 22.9% from the three months ended March 31, 2010. The table below provides a comparison of our recognized revenues for the three months ended March 31, 2011 and March 31, 2010.

	For the three months ended
Business Activity	March 31, 2011		March 31, 2010		Increase $	Increase %
Set-up Fees	$755,555	22.8%	$897,493	33.3%	$(141,938)	-15.8%
Change Orders	77,881	2.3%	27,960	1.0%	49,921	178.5%
Maintenance	1,433,479	43.2%	1,062,834	39.4%	370,645	34.9%
Software Licenses	819,054	24.7%	336,315	12.5%	482,739	143.5%
Professional Services	97,007	2.9%	225,317	8.4%	(128,310)	-56.9%
Hosting & Subscriptions	131,692	4.0%	147,444	5.5%	(15,751)	-10.7%
Totals	$3,314,668	100.0%	$2,697,363	100.0%	$617,305	22.9%

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients decreased by $141,938 or 15.8% for the three months ended March 31, 2011 when compared to the three month period ended March 31, 2010.  During 2009 and 2010 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting.  Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding.  With the difficult economic climate experienced beginning in late 2008 and continuing through the end of fiscal 2010 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves.  We saw evidence during late 2009, 2010 and the first three months of 2011, of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.  In addition, we have placed an emphasis on increasing the number of customers licensing the TrialMaster software suite.  The licensing business model allows for more regular revenue recognition and operating cash flows, greater visibility into our operating results and has the potential, in the long-run, for stronger gross margins since the manpower requirements are smaller than under an ASP model thus producing less cost of goods sold.

We recorded $221,295 in revenues from our licensing activity and $23,996 from professional services associated with our TrialMaster suite during the three months ended March 31, 2011 compared with $132,669 and $35,800, respectively, during the three months ended March 31, 2010.

We expect revenues from both activities to increase during the remainder of fiscal 2011 for several reasons.  First, we see significant activity in the CRO market relating to infrastructure investing.  Second, we have entered into a contract with Kendle International for them to license our TrialMaster application.  Third, most new sales of our eClinical application and TrialOne application will be made on a licensed basis.

We recorded $915,633 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the three months ended March 31, 2011 compared with $1,254,068 for the three months ended March 31, 2010. eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  During fiscal 2010 we experienced significant license renewals/additions for this product.  Because of the long-term nature of many of these relationships many of the license purchases were one-time purchases aimed at increasing the total number of licenses available for use.

We recorded $252,961 in revenues from hosting and subscriptions activities and $64,411 in consulting services associated with the eClinical suite during the three months ended March 31, 2011 compared with $351,090 and $189,517, respectively, for the three months ended March 31, 2010.  Generally, these revenues are paid monthly and are connected to hosting, maintenance and client support for clients licensing that application.

We recorded $562,005 in revenues associated with clients on our TrialOne EDC software and other Phase I EDC products and services for the three months ended March 31, 2011 compared with $71,353 for the three months ended March 31, 2010.   We have begun increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We have significantly increased our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions, maintenance services and professional services since the software is currently only sold under a technology transfer basis.

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

TrialMaster contracts for ASP services provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee based on the previously mentioned factors at the beginning of our engagements and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial.

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

In late 2008, we began selling our core TrialMaster product on a licensed basis.  Beginning in the third fiscal three quarter of 2009 we have experienced greater success in selling TrialMaster on a licensed basis.  The EDC assets acquired from eResearch Technology and TrialOne are primarily sold on a licensed basis.  License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions.  Licensed contracts of the eClinical suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually.  The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 44.8% of our revenues during the three months ended March 31, 2011 and approximately 38.9% of our revenues during the three months ended March 31, 2010.  One customer accounted for 16.9% of our revenues during the three months ended March 31, 2011.   One customer accounted for 19.4% of our revenues during the three months ended March 31, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 2.6% or $11,184 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Cost of goods sold were approximately 13.5% of revenues for the three months ended March 31, 2011 compared to approximately 16.1% for the three months ended March 31, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the Phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.  We have begun our business development efforts in commercializing the TrialOne.  We expect to sell TrialOne primarily on a licensed basis providing further basis to our cost of goods sold estimates.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses decreased approximately 17% for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010.    Total operating expenses were approximately 97.3% of revenues during the three months ended March 31, 2011 compared to approximately 144.1% of revenues for the three months ended March 31, 2010.

Salaries and related expenses were our biggest operating expense at 65.1% of total operating expenses for the three months ended March 31, 2011 and 69.1% of total operating expenses for the three months ended March 31, 2010. Salaries and related expenses decreased approximately 21.9% for the three months ended March 31, 2011 when compared to the same period that ended March 31, 2010. During the second half of fiscal 2010 we reduced our overall staffing levels by approximately 20% in an effort at matching our staffing levels and total compensation costs more closely with our present and expected revenues and operating activities. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the Three Months Ended
	March 31, 2011	March 31, 2010	Change	% Change
OmniComm Corporate Operations	$1,338,578	$1,731,379	$(392,801)	-22.7%
New Jersey Operations Office	279,742	362,941	(83,199)	-22.9%
OmniComm Europe, GmbH	256,412	336,501	(80,089)	-23.8%
OmniComm Ltd.	163,673	125,142	38,531	30.8%
Employee Stock Option Expense	60,336	129,787	(69,451)	-53.5%

Total Salaries and related expenses	$2,098,740	$2,685,750	$(587,010)	-21.9%

We currently employ approximately 47 employees out of our Ft. Lauderdale, Florida corporate office, nine employees out of our New Jersey field office, eight out-of-state employees, five employees out of a wholly-owned subsidiary in the United Kingdom and 14 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next six months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended March 31, 2011 and the three months ended March 31, 2010 we incurred $60,336 and $129,787, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for employee services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 12.1% during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 primarily due to a rate increase on our office in the United Kingdom and in connection with increased rental payments on additional office space at our corporate headquarters.  The table below details the significant portions of our rent related expenses.  Our primary data site is located at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio.  We will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in June 2011.  We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during the third three months of fiscal 2009.  That office lease expires in February 2013.  Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth three months of 2009.  That office lease expires in October 2012.  During September 2010 we renewed our home office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location, subsidiary or operating activity.  Deducted from rent during 2011 was $8,609 in non-cash, straight-line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

For the three months ended
	March 31, 2011	March 31, 2010	Change	% Change
Corporate Office	$80,911	$53,434	$27,477	51.4%
Co location and disaster recovery facilities	89,403	96,148	$(6,745)	-7.0%
New Jersey Operations Office	19,159	15,551	$3,608	23.2%
OmniComm Europe, GmbH	21,995	22,419	$(424)	-1.9%
OmniComm Ltd.	22,177	13,182	$8,995	68.24%
Straight-line rent expense	$(8,609)	$0	$(8,609)	n/m

Total	$225,037	$200,734	$24,303	12.1%

Consulting services expense decreased to $50,178 for the three months ended March 31, 2011 compared with $210,724 for the three months ended March 31, 2010, a decrease of $160,546 or 419.9%.  Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts.    The Company has decreased its use of outside consultants partly as a part of its general cost cutting efforts during fiscal 2010.  In addition, we decreased employee recruitment spending by bringing most of those efforts in-house.  We have also diminished our use of outside consultants in our R & D efforts in an effort to lower operating costs.  The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	March 31, 2011	March 31, 2010	Change	% Change
Employee Recruitment	$-0-	30,000	(30,000)	-100.0%
Sales & Marketing	900	70,425	(69,525)	-98.7%
Product Development	49,278	110,299	(61,021)	-55.3%

	$50,178	$210,724	$(160,546)	-76.2%

Legal and professional fees increased approximately 59.2% or $50,615 for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  Professional fees include fees paid to our auditors for services rendered on a monthly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters.  The increase can be attributed to additional amounts spent on consolidating our information systems on the NetSuite ERP application, additional expense recorded on audit fees that is related to the timing of payments and expense recording and legal fees incurred on general corporate matters offset by a decrease in our spending on financial advisory services.  The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2011 and March 31, 2010, respectively.

For the three months ended
Expense Category	March 31, 2011	March 31, 2010	Change	% Change
Financial Advisory	$-0-	$37,957	$(37,957)	-100.0%
Audit and Related	42,004	7,832	34,172	436.3%
Accounting Services	49,221	20,363	28,858	141.7%
Miscellaneous	8,111	3,183	4,928	154.8%
General Legal	36,794	16,180	20,614	127.4%

	$136,130	$85,515	$50,615	59.2%

Selling, general and administrative expenses (“SGA”) increased approximately 18.7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  During the three months ended March 31, 2011 we recorded $60,169 in license fees associated with our license agreement with DataSci, LLC compared to $41,272 during the three months ended March 31, 2010.  We recorded a license fee of $2,629 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement.  SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 23.9% or $15,713 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase relates primarily to increased amounts spent on our participation in industry trade shows and conferences during 2011.  During the remainder of year 2011, we expect the amount spent on general corporate marketing to equal approximately $250,000 in connection with projects related to our corporate website and in conjunction with marketing activities aimed at increasing industry awareness and product penetration of TrialOne.

During the three months ended March 31, 2011 we did not incur bad debt expense compared to $13,954 incurred for bad debt expense during the three months ended March 31, 2010.  During 2009 and the beginning of 2010, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding.  During 2009 and the first three months of 2010, seven of our clients either ceased operations or severely curtailed their work with us.  We have seen evidence during late 2010 and the beginning of 2011 of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2011.

Interest expense was $630,603 during the three months ended March 31, 2011 compared to $970,508 for the three months ended March 31, 2009, a decrease of $339,905.  The decrease is partially due to a decrease in the amounts accreted on the discounts recorded on convertible notes originally issued in December 2008 which was offset by interest expense incurred on promissory notes that were issued during fiscal 2010.  Interest incurred to related parties was $358,990 during the three months ended March 31, 2011 and $273,243 for the three months ended March 31, 2010, an increase of $85,747 or 31.4%.  This increase is related to the issuance of $2,866,879 in promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit during fiscal 2010. The table below provides detail on the significant components of interest expense for the three months ended March 31, 2011 and March 31, 2010.

Interest Expense
For the three months ended
Debt Description	March 31, 2011	March 31, 2010	Change $
Accretion of Discount from Derivatives	$243,685	$671,477	$(427,792)
August 2008 Convertible Notes	47,342	55,973	(8,631)
December 2008 Convertible Notes	147,353	150,164	(2,811)
Sept 2009 Secured Convertible Debentures	41,359	41,425	(66)
Dec 2009 Convertible Debentures	44,088	44,088	-
General Interest	17,638	4,330	13,308
Related Party Notes from fiscal 2010	89,138	3,051	86,087
Total	$630,603	$970,508	$(339,905)

Related Party Interest Expense	358,990	273,243
Interest Income	388	47

Total Interest Expense	630,603	970,508	-339,905
Non Related Party Interest Expense	$271,613	$697,265

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into from 2008 to 2010, and during the first three months of 2011 were obtained at the best terms available to the Company.

We recorded unrealized losses related to changes in our derivative liabilities associated with the issuance of convertible notes that occurred from fiscal 2008 to 2010.  We recorded a net unrealized loss of $922,628 during the three months ended March 31, 2011 compared with a net unrealized gain of $1,075,994 during the three months ended March 31, 2010.  The unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible notes were issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  During the three month ended March 31, 2011, several factors combined to produce the significant unrealized loss from derivative changes we recorded.  These factors include: 1) a significant increase in the share price on the OTC Bulletin Board of our common stock; 2) a marked increase in the calculated volatility used in the valuation model used in determining the fair value of our derivative liabilities; and 3) the maturity date of one of the outstanding convertible notes was extended by two years.  This extension increased the fair value of the conversion feature liability underlying that convertible note.   These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2011 and during fiscal years 2010, 2009, and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $50,363 in its 5% Series A Preferred Stock dividends for the three months ended March 31, 2011 compared to recorded arrearages of $50,720 in its 5% Series A Preferred Stock during the three months ended  March 31, 2010.  As of March 31, 2011, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$1,790,894
Series B	609,904
Series C	1,469,593
Total Preferred Stock Arrearages	$3,870,391

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)
Summarized Balance Sheet Disclosure
	March 31, 2011	December 31, 2010	Change
Cash	$138,609	$1,213,397	$(1,074,788)
Accounts Receivable, net of allowance for doubtful accounts	1,165,884	1,031,745	134,139
Current Assets	1,446,660	2,342,479	(895,818)

Accounts Payable and accrued expenses	1,283,112	1,371,703	(88,592)
Deferred revenue, current portion	4,105,658	4,060,425	45,232
Convertible notes payable, current portion, net of discount	219,766	395,733	(175,967)
Convertible notes payable, related parties, current portion, net of discount	2,389,274	-0-	2,389,274
Conversion feature liability, related parties, current portion	1,170,200	-0-	1,170,200
Conversion feature liability, current portion	27,800	72	27,728
Warrant liability, related parties	2,801,607	-0-	2,801,607
Warrant liability	443,177	-0-	443,177
Current liabilities	13,348,093	11,482,277	1,865,815

Working Capital (Deficit)	$(11,901,432)	$(3,916,994)	$(7,984,438)

Statement of Cash Flows Disclosure
For the three months ended
	March 31, 2011	March 31, 2010
Net cash provided by (used in) operating activities	$(808,534)	$251,311
Net cash used in investing activities	(44,179)	(164,055)
Net cash used in financing activities	(212,500)	-

Net increase (decrease) in cash and cash equivalents	$(1,074,788)	$78,213

Changes in working capital accounts	$(371,818)	$1,804,168
Effect of non-cash transactions on cash and cash equivalents	$3,457,206	$(32,743)

Cash and Cash Equivalents

Cash and cash equivalents decreased by $1,074,788 at March 31, 2011.  The decrease is comprised of an operating loss of $1,905,980, offset by an increase from non-cash transactions of $1,469,264 offset by a decrease from working capital account changes of $371,818.  During the three months ended March 31, 2011 our investing activities were comprised of purchases of property and equipment of $44,179.  During the three months ended March 31, 2011 we repaid $212,500 in promissory notes.

During the three months ended March 31, 2011 and during fiscal 2010, our ability to collect on trade receivable improved as compared to fiscal 2009.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables.

During the remainder of fiscal 2011 we expect to continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, during fiscal 2010 the amounts expended on payroll and operating expenses decreased in connection with a restructuring of our operating costs.  The Company has experienced a commensurate decrease in payables and payroll related accruals and expects these trends to continue during the remainder of fiscal 2011.

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

Presently, we have approximately $200,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next nine months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2011:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$3,625,666	$20,000	(2)	$169,300	(3)	$569,487	(4)	$2,866,879	(5)
Convertible Notes	9,665,000	1,565,000	(6)	-0-		8,100,000	(7)	-0-
Operating Lease Obligations (8)	1,343,268	356,801		404,619		194,738		387,110
Patent Licensing Fees (9)	2,687,499	887,499		450,000		450,000		900,000
Total	$17,321,433	$2,829,300		$1,023,919		$9,314,225		$4,153,989

(1)	Amounts do not include interest to be paid.
(2)	Includes $20,000 of 12% notes payable that mature in December 2011.
(3)	Includes $111,800 of 12% notes payable that mature in July 2012; $37,500 of 12% notes payable that mature in April 2012; and $20,000 of 12% notes payable that mature on December 2012.
(4)	Includes $137,500 of 12% notes payable that mature in April 2013; and $431,987 of 10% notes payable that mature in January 2013.
(5)	Includes a $2,866,879 12% note payable that matures in April 2014.
(6)
Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share; and $1,490,000 in convertible notes that mature in June 2011.

(7)
Includes $1,920,000 in 10% convertible notes that mature in August 2013 and $4,980,000 in 12% convertible notes that mature in December 2013 and $1,200,000 in 12% convertible notes that mature in March 2013.

(8)
Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, our R & D office in England, our European headquarters in Bonn, Germany and our co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.

(9)	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $164,077 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On February 1, 2011, the Company issued a promissory note for $137,500 to Noesis International Holdings, the parent company of Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions from 1999 to 2007 and a significant shareholder in the Company.  The promissory note bears interest at 12% per annum payable April 1, 2013and replaces a promissory note in the same principal amount that matured on January 31, 2011.

On March 31, 2011, the Company issued a promissory note in the principal amount of $2,866,879 to our Chief Executive Officer, Cornelis F. Wit.  The promissory note bears interest at 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under several promissory notes originally issued during 2010.  The promissory note is comprised of the following amounts received on the following dates:

vi.	Promissory Note issued on April 13, 2010 with a principal amount of $450,000 with a maturity date of December 31, 2010.
vii.	Promissory Note issued on June 29, 2010 with a principal amount of $115,000 with a maturity date of December 31, 2010.
viii.	Promissory Note issued on September 30, 2010 with a principal amount of $695,000 with a maturity date of December 31, 2010.
ix.	Promissory Note issued on December 31, 2010 with a principal amount of $1,197,500 with a maturity date of December 31, 2010.
x.	Promissory Note issued on December 31, 2010 with a principal amount of $409,379 with a maturity date of April 01, 2012.

During the next twelve months the following debts mature:  $75,000 of 10% convertible notes currently in default and due; $1,490,000 in Convertible Notes that mature in June 201; and $20,000 in a promissory note, held by our Chief Technology Officer, Randall G. Smith, that matures in December 2011.

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

Since 2008, the Company has utilized the proceeds of convertible debentures, convertible notes and promissory notes (“Debt Capital”) to satisfy its working capital and capital expenditure needs.  During 2008 and 2009 we raised $10,035,000 in the form of convertible debentures that remain outstanding.  Approximately 96% of that Debt Capital was issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,660,000 to our Chief Executive Officer.  During 2010 we raised $2,886,879 from promissory notes to our Chief Executive Officer.  In addition, we issued a $20,000 promissory note to our Chairman and Chief Technology Officer during 2010.

In November 2010, we issued 250,000 shares of our Series D Preferred Stock to our Chief Executive Officer, Cornelis F. Wit in exchange for the conversion of $1,000,000 of the Company’s convertible notes.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2011, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 29, 2011 regarding our audited financial statements for the year ended December 31, 2010.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with ASC 605- Revenue Recognition and ASC 605.985, Software Industry Revenue Recognition. ASC 605 requires that revenues be recognized ratably over the life of a contract.  The Company will periodically record deferred revenues relating to advance payments in contracts.  Under its licensing arrangement the Company recognizes revenue pursuant to ASC 605.985.  Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable.  ASC 605.985, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support.  License revenues are recognized on delivery if the other conditions of ASC 605.985 are satisfied.  License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

During fiscal 2011, we adopted the following new accounting pronouncements:

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09. "Amendments to Certain Recognition and Disclosure Requirements" ("ASU No. 2010-09"). ASU No. 2010-09 amends FASB ASC Topic 855-10, "Subsequent Events", to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. This change alleviates potential conflicts between ASC 855-10 and SEC's requirements. The update did not have a material impact on the Company's consolidated results of operations or financial position.

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

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2010 to determine their impact, if any, on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, for the period ended March 31, 2011, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to the Company, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2)  was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
10.44	Promissory note dated March 31, 2011 to Cornelis F. wit

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:          /s/Cornelis F. Wit
Cornelis F. Wit, Director, Chief Executive Officer and President (Principal Executive Officer)
Date:       May 13, 2011

By:           /s/Ronald T. Linares
                 Ronald T. Linares, Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:        May 13, 2011