Form 10-Q
period 2011-06-30
OMNICOMM SYSTEMS INC
filed 2011-08-05
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of August 5, 2011: 86,481,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4T	Controls and Procedures.	47
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	48
Item 1A.	Risk Factors.	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48
Item 3.	Defaults Upon Senior Securities.	48
Item 4.	Removed and Reserved.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	48
SIGNATURES

Exhibit 10.45	Promissory Note dated May 13, 2011 to Cornelis F. Wit
Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares

PART I. FINANCIAL INFORMATION
Item. 1.  Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$134,445	$1,213,397
Accounts receivable, net of allowance for doubtful accounts of $269,869 and $269,869 in 2011 and 2010, respectively	1,191,103	1,031,745
Prepaid expenses	119,349	97,337
Total current assets	1,444,897	2,342,479

PROPERTY AND EQUIPMENT, net	857,470	1,046,688

OTHER ASSETS
Intangible assets, net	464,234	696,350
Other assets	35,708	34,218

TOTAL ASSETS	$2,802,309	$4,119,735

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,538,134	$1,371,703
Notes payable, current portion	20,000	12,500
Notes payable related parties, current portion	37,500	2,615,000
Deferred revenue, current portion	4,182,449	4,060,425
Conversion feature liability, related parties, current portion	1,457,230	92,134
Conversion feature liability, current portion	36,546	72
Convertible notes payable, current portion, net of discount	75,000	395,733
Convertible notes payable, related parties, current portion, net of discount of $-0- and $399,645, respectively	-0-	2,169,622
Patent settlement liability, current portion	737,499	765,089
Warrant liability, related parties	2,454,194	206,760
Warrant liability	548,996	54,388
Total current liabilities	11,087,548	11,743,426

Notes payable - long term, net of current portion	563,786	601,286
Notes payable related parties, long term, net of current portion, net of discount of $1,080,622 and $-0-, respectively	2,064,757	409,379
Deferred revenue, long term, net of current portion	484,794	691,234
Convertible notes payable, related parties, net of current portion	9,440,000	6,900,000
Convertible notes payable, net of current portion	150,000	-0-
Patent settlement liability - long term, net of current portion	1,598,084	1,588,439

TOTAL LIABILITIES	25,388,969	21,933,764

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 share authorized 3,722,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value;liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,481,495 and 86,081,495 issued and outstanding, respectively, at $.001 par value	86,482	86,082
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,532,989	36,906,356
Less cost of treasury stock: Common - -0- and 1,014,830 shares, respectively	-0-	(503,086)
Accumulated other comprehensive income (loss)	(35,812)	(24,298)
Accumulated deficit	(63,892,498)	(59,001,262)
Deferred compensation	-	-
Stock subscriptions receivable	(0)	(0)

TOTAL SHAREHOLDERS' (DEFICIT)	(22,586,660)	(17,814,029)

TOTAL LIABILITIES AND SHAREHOLDERS'(DEFICIT)	$2,802,309	$4,119,735

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$6,666,187	$5,907,352	$3,351,520	$3,209,989

Cost of sales	943,972	813,403	497,917	378,532

Gross margin	5,722,215	5,093,949	2,853,603	2,831,457

Operating expenses
Salaries, benefits and related taxes	4,188,364	5,421,648	2,089,623	2,735,898
Rent & occupancy expenses	451,017	434,809	225,980	234,074
Consulting services	152,855	292,377	102,676	81,652
Legal and professional fees	240,795	184,065	104,665	98,549
Travel	247,204	238,955	126,696	113,701
Telephone and internet	116,223	143,307	49,307	60,103
Selling, general and administrative	514,724	709,073	228,758	468,056
Bad debt expense	-0-	13,954	-0-	-0-
Depreciation Expense	241,720	255,342	115,164	129,414
Amortization Expense	232,117	232,117	116,058	116,059
Total operating expenses	6,385,019	7,925,647	3,158,927	4,037,506

Operating loss	(662,804)	(2,831,698)	(305,324)	(1,206,049)
Other income (expense)
Interest expense	(548,005)	(1,394,817)	(276,391)	(697,552)
Interest expense, related parties	(725,216)	(561,284)	(366,226)	(288,041)
Interest income	4,625	48	4,236	1
Change in derivative liabilities	(2,964,751)	3,483,649	(54,181)	2,407,655
Other Comprehensive Income (Loss)	4,915	-0-	574	-0-
Income (loss) before income taxes and preferred dividends	(4,891,236)	(1,304,102)	(997,312)	216,014
Net income (loss)	(4,891,236)	(1,304,102)	(997,312)	216,014
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(102,004)	(102,004)	(51,284)	(51,284)
Total preferred stock dividends	(102,004)	(102,004)	(51,284)	(51,284)
Net income (loss) attributable to common stockholders	$(4,993,240)	$(1,406,106)	$(1,048,596)	$164,730

Net income (loss) per share
Basic and Diluted	$(0.06)	$(0.02)	$(0.01)	$0.00
Weighted average number of shares outstanding
Basic and Diluted	86,207,462	85,507,699	86,332,044	85,507,699

  See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE PERIOD JANUARY 1, 2010 TO JUNE 30, 2011
(unaudited)
				Preferred Stock
				5% Series A Convertible			8% Series B Convertible			8% Series C Convertible			Series D Preferred Stock
	Common Stock		Additional			Additional			Additional			Additional			Additional		Accumulated Other		Total Shareholders'
	Number	$0.001	Paid In	Number	$0.001	Paid In	Number	$0.001	Paid In	Number	$0.001	Paid In	Number	$0.001	Paid In	Accumulated	Comprehensive	Treasury	Equity
	of Shares	Par Value	Capital	of Shares	Par Value	Capital	of Shares	Par Value	Capital	of Shares	Par Value	Capital	of Shares	Par Value	Capital	Deficit	Income	Stock	(Deficit)

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$3,718,054	-0-	$-0-	$-0-	-0-	$-0-	$-0-	-0-	$-0-	$-0-	$(55,870,527)	$2,934	$(503,086)	$(16,283,228)

Employee stock option expense			584,061																584,061

Common stock issued in lieu of salaries	573,796	574	42,531																43,105

Adjustment for treasury stock transactions		(966)	966																-0-

Foreign currency translation adjustment																	(27,232)		(27,232)

Issuance of Series D preferred stock													250,000	250	999,750				1,000,000

Correcting entry to retained earnings																			-0-

Net loss for the period ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,130,735)	-	-	(3,130,735)

Balances at December 31, 2010	86,081,495	86,082	36,906,356	4,125,224	4,125	3,718,054	-	-	-	-	-	-	250,000	250	999,750	(59,001,262)	(24,298)	(503,086)	(17,814,029)

Employee stock option expense			90,119																90,119

Treasury stock retired			(503,086)															503,086	-0-

Foreign currency translation adjustment																	(11,514)		(11,514)

Issuance of common stock in lieu of salary	400,000	400	39,600																40,000

Net loss for the period ended June 30, 2011	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,891,236)	-	-	(4,891,236)

Balances at June 30, 2011	86,481,495	$86,482	$36,532,989	4,125,224	$4,125	$3,718,054	-0-	$-0-	$-0-	-0-	$-0-	$-0-	250,000	$250	$999,750	$(63,892,498)	$(35,812)	$-0-	$(22,586,660)

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the six months ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,891,236)	$(1,304,102)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	2,964,751	(3,483,649)
Interest expense from derivative instruments	497,884	1,342,953
Common stock issued in lieu of salary	40,000	-0-
Employee stock option expense	90,119	357,684
Depreciation and amortization	473,837	487,459
Bad debt expense	-0-	13,954
Changes in operating assets and liabilities
Accounts receivable	(159,358)	(428,084)
Prepaid expenses	(22,015)	(15,462)
Other assets	(1,490)	(28,122)
Accounts payable and accrued expenses	211,431	247,213
Patent settlement liability	(17,944)	16,842
Deferred revenue	(84,415)	2,451,436
Net cash (used in) operating activities	(898,436)	(341,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(52,502)	(218,218)
Net cash used in investing activities	(52,502)	(218,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	96,000	565,000
Repayments of notes payable	(212,500)	-0-
Net cash provided by (used in) financing activities	(116,500)	565,000

Effect of exchange rate changes on cash and cash equivalents	(11,514)	(22,778)
Net (decrease) in cash and cash equivalents	(1,078,952)	(17,874)
Cash and cash equivalents at beginning of period	1,213,397	60,352

Cash and cash equivalents at end of period	$134,445	$42,478

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$525,731	$570,242

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$2,866,879	$-0-
Notes payable issued for accounts payable	$45,000	$-0-

See accompanying summary of accounting policies and notes to financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  The majority of our research and development activities represent salaries to our software developers.  During the six months ended June 30, 2011 and June 30, 2010 we spent approximately $1,280,630 and $1,844,866, respectively, on research and development activities, which is primarily comprised of payroll and related  costs associated with the development of our software products.

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

The operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, royalty-based patent liabilities and the value of derivatives associated with debt issued by the Company and the valuation of any corresponding discount to the issuance of our debt.  Actual results may differ from those estimates.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

RECLASSIFICATIONS

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH and OmniComm Ltd., in Germany and the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $11,514 and $20,466 of net translation losses for the six months ended June 30, 2011 and June 30, 2010, respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne and eClinical Suite (the “EDC Software”). Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical Suite software products, and consulting services and customer support, including training, for all of the Company's products.

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

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial: the first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system.  The second component involves application hosting and related support services as well as billing change orders which consist of amounts billed to customers for functionality changes made; and the third stage involves services required to close out, or lock, the database for the clinical trial.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Fees charged and costs incurred for the trial system design, set up and implementation are amortized and recognized ratably over the estimated hosting period.  Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are billed based upon milestones.  Revenues earned upon completion of a contractual milestone are deferred and recognized over the estimated remaining hosting period.   Fees for application hosting and related services in the second stage are generally billed quarterly in advance.  Revenues resulting from hosting services for the eClinical Suite products consist of installation and server configuration, application hosting and related support services. Services for this offering are generally charged as a fixed fee payable on a quarterly or annual basis. Revenues are recognized ratably over the period of the service.

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

In the past the Company has sold perpetual licenses for EDC Software products in certain situations to existing customers with the option to purchase customer support, and may in the future do so for new customers based on customer requirements or market conditions. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement.  The Company generates customer support and maintenance revenues from its perpetual license customer base.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The fees associated with each business activity for the six months ended June 30, 2011 and June 30, 2010, respectively are:

	For the six months ended
Business Activity	June 30, 2011	June 30, 2010
Set-up Fees	$1,586,262	$2,115,769
Change Orders	160,902	81,546
Maintenance	2,764,632	2,149,614
Software Licenses	1,617,406	742,202
Professional Services	242,703	456,499
Hosting	294,282	361,722
Totals	$6,666,187	$5,907,352

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectibility of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $269,869 as of June 30, 2011 and December 31, 2010, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	For the periods ended
	June 30, 2011	December 31, 2010
Beginning of period	$269,869	$267,526
Bad debt expense	-0-	13,954
Write-offs	-0-	(11,611)
End of period	$269,869	$269,869

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2011, there were no balances of cash and cash equivalents which were deposited in excess of FDIC-insured limits.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2011. Prior to 2008 the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area.  During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties.  Several of the Company’s clients operate in this segment.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management's expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008.  During 2011 the Company has seen increased activity in the biotechnology sector and believes that some of the credit and financial constraints that were limiting R & D activity have begun to decrease.   Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

One customer accounted for 20% of our revenues during the six months ended June 30, 2011 or approximately $1,312,808. One customer accounted for 22% of our revenues during the six months ended June 30, 2010 or approximately $1,298,531.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the six month periods presented.

	Revenues		Accounts Receivable
For the Period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Accounts Receivable
June 30, 2011	1	20%	4	54%
December 31, 2010	1	20%	3	44%
June 30, 2010	1	22%	3	34%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the six month periods ended June 30, 2011 and June 30, 2010, respectively.

European Revenues
for the six months ended
June 30, 2011		June 30, 2010
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$1,384,507	20.8%	$745,718	12.6%

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
JUNE 30, 2011

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of June 30, 2011, the Company had $4,667,243 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $4,182,449 in deferred revenues that are expected to be recognized in the next twelve months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $158,764 and $161,516 for the six months ended June 30, 2011 and June 30, 2010, respectively and are included under selling, general and administrative expenses on our Unaudited Condensed Consolidated Statements of Operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the six month ended June 30, 2011 and June 30, 2010 we spent approximately $1,280,630 and $1,844,866 respectively, on research and development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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
JUNE 30, 2011

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending June 30, 2011 there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 4:                EARNINGS PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,207,462 and 85,507,699 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,332,044 and 85,507,699 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Antidilutive shares aggregating 93,647,034 and 83,671,745 have been omitted from the calculation of dilutive EPS for the six month and three months ended June 30, 2011 and June 30, 2010, respectively as the shares were antidilutive. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2011 and June 30, 2010, respectively.

Anti-Dilutive Security	June 30, 2011	June 30, 2010
Preferred stock	2,750,149	2,750,149
Employee stock options	12,739,500	12,286,500
Warrants	52,195,758	40,808,241
Convertible notes	24,620,000	27,200,000
Shares issuable for accrued interest	1,341,627	626,855

Total	93,647,034	83,671,745

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

For the six months ended
	June 30, 2011			June 30, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(4,993,240)	86,207,462	$(0.06)	$(1,406,106)	85,507,699	$(0.02)

Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(4,993,240)	86,207,462	$(0.06)	$(1,406,106)	85,507,699	$(0.02)

For the three months ended
	June 30, 2011			June 30, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(1,048,596)	86,332,044	$(0.01)	$164,730	85,507,699	$0.00

Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(1,048,596)	86,332,044	$(0.01)	$164,730	85,507,699	$0.00

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Lives
Computer & Office Equipment	$1,504,549	$1,006,356	$498,193	$1,466,187	$914,016	$552,171	5 Years
Leasehold Improvements	75,476	56,738	18,738	84,313	51,212	33,101	5 Years
Computer Software	1,393,501	1,080,764	312,737	1,366,955	937,141	429,814	3 Years
Office Furniture	107,687	79,885	27,802	106,759	75,157	31,602	5 Years
	$3,081,213	$2,223,743	$857,470	$3,024,214	$1,977,526	$1,046,688

Depreciation expense for the six months ended June 30, 2011 and June 30, 2010 was $241,720 and $255,342 respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	June 30, 2011			December 31, 2010
Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Lives
Customer lists	$1,392,701	$928,467	$464,234	$1,392,701	$696,351	$696,350	3 Years
	$1,392,701	$928,467	$464,234	$1,392,701	$696,351	$696,350

Amortization expense was $232,117 and $232,117 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2011	$232,117
2012	232,117
2013	-0-
2014	-0-
2015	-0-

Total	$464,234

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2011	December 31, 2010
Accounts payable	$561,342	$629,775
Accrued payroll and related costs	271,409	179,331
Other accrued expenses	52,463	159,294
Accrued interest	652,920	403,303

Total Accounts Payable and Accrued Expenses	$1,538,134	$1,371,703

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 8:                NOTES PAYABLE

At June 30, 2011, the Company owed $3,766,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

				Non-Related Party		Related Party
			Ending						Total	Discount at
Origination Date	Maturity Date	Interest Rate	Principal 6/30/2011	Current	Long Term	Current	Long Term	Allocated Discount	Discount Amortized	June 30, 2011
12/31/2010	7/1/2012	12%	$51,800	$-0-	$51,800	$-0-	$-0-	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	-0-	60,000	-0-	-0-	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	-0-	-0-	137,500	-0-	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	-0-	-0-	-0-	45,000	-0-	-0-	-0-
12/31/2010	12/31/2011	12%	20,000	-0-	-0-	20,000	-0-	-0-	-0-	-0-
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	-0-	20,000	-0-	-0-	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-	-0-	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879	1,178,861	98,239	1,080,622
5/13/2011	1/1/2013	12%	96,000	-0-	-0-	-0-	96,000	-0-	-0-	-0-

			$3,766,665	$37,500	$563,786	$20,000	$3,145,379	$1,178,861	$98,239	$1,080,622

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of April 1, 2014.  This issuance caused us to calculate and record a derivative liability for the extension of the derivative liability.  The warrants were valued using a Binomial option pricing model.  A value of $1,178,861 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable.  As a result of the recorded discount, the carrying amount of the note at  June 30, 2011 was $1,786,257.   The warrant liability (discount) will be amortized over the 36 month exercise period of the note payable.  The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2011.

								Carrying Amount
			Principal at		Total	Discount at	Carrying Amount at	Short Term		Long Term
Date of Issuance	Interest Rate	Original Principal	June 30, 2011	Allocated Discount	Discount Amortized	June 30, 2011	June 30, 2011	Related	Non Related	Related	Non Related
Aug-01-1999	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
Aug-29-2008	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
Dec-16-2008	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
Sep-30-2009	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
Dec-31-2009	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000

Totals		$11,097,500	$9,665,000	$4,884,450	$4,884,450	$0	$9,665,000	$0	$75,000	$9,440,000	$150,000

The convertible note originally issued on September 30, 2009 was comprised of a principal amount due of $1,400,000 with a maturity date of March 30, 2011.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  The warrants are now exercisable until September 30, 2015 at an exercise price of $0.25 per share.

The convertible notes originally issued on December 31, 2009 were comprised of a principal amount due of $1,490,000 with a maturity date of June 30, 2011.  On June 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our Chief Executive Officer, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering.  The warrants are now exercisable until December 31, 2015 at an exercise price of $0.25 per share.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2011 are as follows:

2011	$75,000
2012	-0-
2013	9,590,000
2014	-0-
2015	-0-
Total	$9,665,000

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

The Company also adopted the provisions of ASC 825, Financial Instruments in the first quarter of 2008. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement, and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2010 and the six months ended June 30, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2011 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815.  See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value	Quoted prices in active markets for identical assets/ liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	at June 30, 2011	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)

Conversion feature liability	$1,493,776	$-0-	$-0-	$1,493,776

Warrant liability	3,003,190	-0-	-0-	3,003,190

Total of derivative liabilties	$4,496,966	$-0-	$-0-	$4,496,966

(1) The fair value of the Derivative Instruments was estimated using the Income Approach and using the American Binomial option pricing model with the following assumptions for the three months ended June 30, 2011

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at June 30, 2011
Risk free interest rate		0.9%
Dividend yield		0.00%
Expected Volatility		133.1%
Expected life (range in years)
Conversion feature liability		1.76 to 2.47
Warrant liability		0.67 to 4.76

	Other Income
	for the six months ended
	June 30, 2011	June 30, 2010
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(2,964,751)	$3,483,649

Total unrealized gains/(losses) included in earnings	$(2,964,751)	$3,483,649

The tables below set forth a summary of changes in fair value of the Company’s level 3 financial liabilities at fair value for the six months ended June 30, 2011.  The tables reflect gains and losses for all financial liabilities at fair value categorized as level 3 as of June 30, 2011.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
			Net unrealized (gains)/
			losses relating
			to instruments	Net purchases,
	Balance,		still held at	issuances	Net transfers	Balance,
	Beginning	Net realized	the reporting	and	in and/or out	end of
	of year	gains/(losses)	date	settlements	of level 3	period
Period ended June 30, 2011
Derivatives:

Conversion feature liability	$92,206	$-0-	$1,401,570	$-0-	$-0-	$1,493,776

Warrant liability	261,148	-0-	1,563,181	1,178,861	-0-	3,003,190

Total of derivative liabilties	$353,354	$-0-	$2,964,751	$1,178,861	$-0-	$4,496,966

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to computer co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at June 30, 2011 are as follows:

2011	$257,733
2012	386,378
2013	194,738
2014	189,760
2015	197,350

Total	$1,225,959

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease.  Rent expense was $451,017 and $434,809 for the six months ended June 30, 2011 and June 30, 2010, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Bonn, Germany under the terms of a lease that expires in December 2011.  The Company is presently reviewing its options in relation to its office lease in the German office but believes that suitable office space is available at market rates similar to those it currently has.

LEGAL PROCEEDINGS

On November 24, 2010, Achyut Dhakal, a former employee, filed suit in the United States District Court for the Southern District of Florida, Miami Division, alleging racial and national discrimination, retaliation for a requested FMLA leave, retaliation under state whistleblower provisions and monies owed for overtime pay under the Fair Labor Standards Act (FLSA).  The Company disagreed with the allegations and submitted its response on February 1, 2011.  On March 3, 2011, the Company and Mr. Dhakal, subject to the terms agreed to during a court mandated settlement conference, entered into a Settlement Agreement and Full Release subject to mutual non-disclosure provisions.  On March 3, 2011, the Court entered an Order of Dismissal with Prejudice approving the settlement.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

2011	$737,499
2012	450,000
2013	450,000
2014	450,000
2015	450,000
2016-2017	787,500
Total	$3,324,999

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction.  The Company began making annual payments of $100,000 to DataSci beginning in July 2009 and has to-date made payments totaling $200,000 with a final payment of $100,000 due in July 2011.

During the six months ended June 30, 2011 and June 30, 2010, respectively, the Company recorded a charge to earnings of  $122,144 and $125,779, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2011 and June 30, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

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

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

For the six months ended June 30, 2011 and June 30, 2010 we incurred $725,216 and $561,284, respectively, in interest expense payable to related parties.

NOTE 13:              STOCKHOLDERS’ EQUITY (DEFICIT)

EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of June 30, 2011, there were 6,877,000 outstanding options granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Description of 2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and shareholders approved the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”).  The 2009 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 2009 Plan, 7,500,000 shares of the Company’s common stock are authorized for issuance.

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

As of June 30, 2011, there were 5,862,500 outstanding options that had been granted under the 2009 Plan.  At June 30, 2011, there were 1,637,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.  As of June 30, 2011, substantially all of the Company’s employees were participating in either the 1998 Plan or 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)

Outstanding at December 31, 2008	10,997,770	$0.46
Granted	2,890,000	0.22
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(1,826,270)	(0.43)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	$-0-
Granted	1,865,000	0.23
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,104,500)	(0.32)

Outstanding at December 31, 2010	11,822,000	0.39	3.21	$-0-
Granted	1,402,500	0.13
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(485,000)	0.30

Outstanding at June 30, 2011	12,739,500	$0.36	3.00	$-0-

Vested and Exercisable at June 30, 2011	10,924,500	$0.40	2.74	$-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.

The total number of shares vested and the fair value of shares vested for the six months ended June 30, 2011 and June 30, 2010, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the six months ended June 30, 2011	1,165,000	$292,453

Fair value of options vested during the six months ended June 30, 2010	1,715,000	$353,875

Cash received from stock option exercises for the six months ended June 30, 2011 and June 30, 2010 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six months ended June 30, 2011 and June 30, 2010.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The following table summarizes information concerning options outstanding at June 30, 2011:

Awards Breakdown by Range as at June 30, 2011
	Outstanding			Vested
Strike Price Range	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	3,187,500	4.13	$0.16	1,400,000	3.51	$0.20
0.21 to 0.29	4,320,000	2.85	$0.26	4,292,500	2.85	$0.26
0.30 to 0.49	880,000	2.41	$0.45	880,000	2.41	$0.45
0.50 to 0.70	4,352,000	2.45	$0.60	4,352,000	2.45	$0.60
0 to 0.70	12,739,500	3.00	$0.36	10,924,500	2.74	$0.40

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The following table summarizes information concerning options outstanding at June 30, 2010:

Awards Breakdown by Range as at June 30, 2010
	Outstanding			Vested
Range	Outstanding	WA Remaining Contractual Life	WA Outstanding Strike Price	Vested	Remaining Vested Contractual Life	WA Vested Strike Price
0 to 0.20	1,790,000	4.50	$0.20	1,330,000	4.51	$0.20
0.21 to 0.29	5,545,000	3.24	$0.26	4,536,666	3.00	$0.26
0.30 to 0.49	1,250,000	3.68	$0.45	1,210,000	3.70	$0.45
0.50 to 0.70	4,686,500	3.46	$0.60	3,980,250	3.58	$0.60
0 to 0.70	13,271,500	3.53	$0.39	11,056,916	3.47	$0.40

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

	Stock Option Assumptions for the six months ended
	June 30, 2011	June 30, 2010
Stock Option Assumptions
Risk-free interest rate	2.24%	2.43%
Expected dividend yield	0.0%	0.00%
Expected volatility	126.1%	72.5%
Expected life of options (in years)	5.0	5.0

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2011	2010
Stock options granted during the three month period ended June 30,	$0.13	$0.10

Stock options vested during the three month period ended June 30,	$0.25	$0.21

Stock options forfeited during the three month period ended June 30,	$0.30	$0.19

A summary of the status of the Company’s nonvested shares underlying stock options as of June 30, 2011, and changes during the six months ended June 30, 2011 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2011	1,610,000	$0.36

Nonvested Shares at June 30, 2011	1,815,000	$0.25

As of June 30, 2011, approximately $153,766 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.36 years.

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the six months ended June 30, 2011 and June 30, 2010, and the related changes during these periods are presented below.

June 30, 2011 Warrants Outstanding				June 30, 2011 Warrants Exercisable
Range of Exercise Price	Number Outstanding at	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
	June 30, 2011			June 30, 2011
$0.25 – 0.60	52,195,758	2.19	$0.40	52,195,758	$0.40

June 30, 2010 Warrants Outstanding				June 30, 2010 Warrants Exercisable
Range of Exercise Price	Number Outstanding at	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at	Weighted Average Exercise Price
	June 30, 2010			June 30, 2010
$0.25 – 0.60	40,808,241	2.47	$0.44	40,808,241	$0.44

Warrants
Balance at June 30, 2010	40,808,241
Issued	-0-
Exercised	-0-
Forfeited	-0-
Balance at December 31, 2010	40,808,241
Issued	11,467,517
Exercised	-0-
Forfeited	(80,000)
Balance at June 30, 2011	52,195,758
Warrants Exercisable at June 30, 2011	52,195,758
Weighted Average Fair Value of Warrants Granted During 2011	$0.25

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2009	$2,934	$2,934

2010 Activity	(27,232)	(27,232)

Balance December 31, 2010	(24,298)	(24,298)

2011 Activity	(11,514)	(11,514)
Balance at June 30, 2011	$(35,812)	$(35,812)

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc.®. and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., and OmniComm Europe GmbH.

Forward-Looking Statements
Statements contained in this quarterly report on Form 10-Q that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this quarterly report on Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this quarterly report on Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

During the first six months of fiscal 2011 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During the first six months of 2011, we increased our marketing and sales personnel both in the U.S. and European markets.  We continue to seek new opportunities in our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to continue to aggressively expand the scope of our sales and marketing operations in Europe during the remainder of fiscal 2011.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,286,630 and $1,844,866 on R & D activities during six months ended June 30, 2011 and June 30, 2010, respectively. The decrease in R & D expenditure is due in large part to a migration of a portion of our R & D employees to Cost of Goods sold and other departments as our core product matures. The majority of our R & D expenses represent salaries to our developers.  In addition, we decreased our overall R & D personnel by about 20% during fiscal 2010 in an effort to more closely align our cost structure with expected revenues.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the first six months of fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2010 we experienced mixed results in achieving this goal.  We were able to increase the scope of licenses existing clients had deployed in our eClinical Suite and TrialMaster product lines.  We found that the sale of licenses of our eClinical Software Products to new clients was somewhat hampered by what we perceived as a sluggish market for R & D spending.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of fiscal 2011.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allow us to broaden our potential client base, provide us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical Suite software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounts for approximately 21% and 13% of total revenues for the six months ended June 30, 2011 and June 30, 2010, respectively.

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

The six months-ended June 30, 2011 compared with the six months ended June 30, 2010

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2011 and June 30, 2010 is included in the table below.

	Summarized Statement of Operations
	For the six months ended
	June 30,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$6,666,187		$5,907,352		$758,835	12.8%

Cost of sales	943,972	14.2%	813,403	13.8%	130,569	16.1%

Gross margin	5,722,215	85.8%	5,093,949	86.2%	628,266	12.3%

Salaries, benefits and related taxes	4,188,364	62.8%	5,421,648	91.8%	(1,233,284)	-22.7%
Rent	451,017	6.8%	434,809	7.4%	16,208	3.7%
Consulting	152,855	2.3%	292,377	4.9%	(139,522)	-47.7%
Legal and professional fees	240,795	3.6%	184,065	3.1%	56,730	30.8%
Other expenses	837,264	12.6%	883,675	15.0%	(46,411)	-5.3%
Selling, general and administrative	514,724	7.7%	709,073	12.0%	(194,349)	-27.4%
Total operating expenses	6,385,019	95.8%	7,925,647	134.2%	(1,540,628)	-19.4%

Operating loss	(662,804)	-9.9%	(2,831,698)	-47.9%	2,168,894	-76.6%

Interest expense	(1,273,221)	-19.1%	(1,956,101)	-33.1%	682,880	-34.9%
Interest income	4,625	0.1%	48	0.0%	4,577	9534.8%
Other Comprehensive Income (Loss)	4,915	0.1%	-0-	0.0%	4,915	0.0%
Change in derivatives	(2,964,751)	-44.5%	3,483,649	59.0%	(6,448,400)	-185.1%

Net loss	(4,891,236)	-73.4%	(1,304,102)	-22.1%	(3,587,134)	275.1%

Preferred stock dividends		0.0%		0.0%
Total preferred stock dividends	(102,004)	-1.5%	(102,004)	-1.7%	-	0.0%

Net loss attributable to common stockholders	$(4,993,240)	-74.9%	$(1,406,106)	-23.8%	$(3,587,134)	255.1%

Net loss per share	$(0.06)		$(0.02)

Weighted average number of shares outstanding	86,207,462		85,507,699

Revenues for the six months ended June 30, 2011 increased approximately 12.8% or $758,835 from the six months ended June 30, 2010. The table below provides a comparison of our recognized revenues for the six months ended June 30, 2011 and June 30, 2010.

	For the six months ended
Business Activity	June 30, 2011		June 30, 2010		Increase $	Increase %
Set-up Fees	$1,586,262	23.8%	$2,115,769	35.8%	$(529,507)	-25.0%
Change Orders	160,902	2.4%	81,546	1.4%	79,356	97.3%
Maintenance	2,764,632	41.5%	2,149,614	36.4%	615,018	28.6%
Software Licenses	1,617,406	24.3%	742,202	12.6%	875,204	117.9%
Professional Services	242,703	3.6%	456,499	7.7%	(213,796)	-46.8%
Hosting	294,282	4.4%	361,722	6.1%	(67,440)	-18.6%
Totals	$6,666,187	100.0%	$5,907,352	100.0%	$758,835	12.8%

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients increased by $354,100 or 13.1% for the six months ended June 30, 2011 when compared to the six month period ended June 30, 2010.  During 2009 and 2010 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting.  Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding.  With the difficult economic climate experienced beginning in late 2008 and continuing through the end of fiscal 2010 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves.  We have seen evidence since  late 2009 of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.  In addition, we have placed an emphasis on increasing the number of customers licensing the TrialMaster software suite.  The licensing business model allows for more regular revenue recognition and operating cash flows, greater visibility into our operating results and has the potential, in the long-run, for stronger gross margins since the manpower requirements are smaller than under an ASP model thus producing less cost of goods sold.

We recorded $701,351 in revenues from our licensing activity and $67,561 from professional services associated with our TrialMaster suite during the six months ended June 30, 2011 compared with $305,871 and $111,945, respectively, during the six months ended June 30, 2010.

We expect revenues from both activities to increase during the remainder of fiscal 2011 for several reasons.  First, we see significant activity in the CRO market relating to infrastructure investing.  Second, we have entered into a contract with Kendle International for them to license our TrialMaster application.  Third, as customers increase their use of eClinical solutions they tend to standardize their data collection practices.  It is significantly more cost effective to deploy eClinical software on a licensed basis.  The ability to undertake this kind of operational change is however predicated on having the network and technical infrastructure needed to replicate most of the services, support and infrastructure we provide on an ASP basis.

We recorded $1,888,135 in revenues associated with clients with our acquisition of the eResearch Technology eClinical Suite software application during the six months ended June 30, 2011 compared with $2,553,068 for the six months ended June 30, 2010, a decrease of $664,933, or 26.0%. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  During fiscal 2010 we experienced significant license renewals/additions for this product.  Because of the long-term nature of many of these relationships many of the license purchases were one-time purchases aimed at increasing the total number of licenses available for use.

We recorded $294,282 in revenues from hosting and subscriptions activities and $104,311 in consulting services associated with the eClinical Suite during the six months ended June 30, 2011 compared with $361,722 and $344,554, respectively, for the six months ended June 30, 2010.  Generally, these revenues are paid monthly and are connected to hosting, maintenance and client support for clients licensing that application.

We recorded $727,177 in revenues associated with clients on our TrialOne EDC software and other Phase I EDC products and services for the six months ended June 30, 2011 compared with $148,307 for the six months ended June 30, 2010.   We have begun increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We have significantly increased our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions, maintenance services and professional services since the software is currently only sold under a technology transfer basis.  We recorded $521,970 from one client during the six months ended June 30, 2011 or 71.6% of revenues for this product line.

Our TrialMaster EDC application has historically been sold on an ASP basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009, as discussed earlier, we completed the acquisition of the eResearch EDC Assets and TrialOne .  Both software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both  the eResearch EDC Assets and TrialOne applications to continue to be sold primarily on a licensed basis.

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

In late 2008, we began selling our core TrialMaster product on a licensed basis.  Beginning in the third fiscal quarter of 2009 we experienced greater success in selling TrialMaster on a licensed basis.  The EDC assets acquired from eResearch Technology and TrialOne are primarily sold on a licensed basis.  License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical Suite software and solutions.  Licensed contracts of the eClinical Suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually.  The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 40.8% of our revenues during the six months ended June 30, 2011 and approximately 39.9% of our revenues during the six months ended June 30, 2010.  One customer accounted for 19.7% of our revenues during the six months ended June 30, 2011.   One customer accounted for 22.0% of our revenues during the six months ended June 30, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 16.1% or $130,569 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  Cost of goods sold were approximately 14.2% of revenues for the six months ended June 30, 2011 compared to approximately 13.8% for the six months ended June 30, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain fairly stable as we continue to expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 15% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the Phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.  We have begun our business development efforts in commercializing  TrialOne.  We expect to sell TrialOne primarily on a licensed basis providing further basis to our cost of goods sold estimates.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses decreased approximately 19.4% for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  Total operating expenses were approximately 95.8% of revenues during the six months ended June 30, 2011 compared to approximately 134.2% of revenues for the six months ended June 30, 2010.

Salaries and related expenses were our biggest operating expense at 65.6% of total operating expenses for the six months ended June 30, 2011 and 68.4% of total operating expenses for the six months ended June 30, 2010. Salaries and related expenses decreased approximately 22.7% for the six months ended June 30, 2011 when compared to the same period that ended June 30, 2010. During the second half of fiscal 2010 we reduced our overall staffing levels by approximately 20% in an effort at matching our staffing levels and total compensation costs more closely with our present and expected revenues and operating activities. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the six months ended
	June 30, 2011	June 30, 2010	Change	% Change
OmniComm Corporate Operations	$2,660,878	$3,467,327	$(806,449)	-23.3%
New Jersey Operations Office	537,152	716,784	(179,632)	-25.1%
OmniComm Europe, GmbH	524,252	632,350	(108,098)	-17.1%
OmniComm Ltd.	375,963	247,507	128,456	51.9%
Employee Stock Option Expense	90,119	357,680	(267,561)	-74.8%

Total Salaries and related expenses	$4,188,364	$5,421,648	$(1,233,284)	-22.7%

We currently employ approximately 48 employees out of our Ft. Lauderdale, Florida corporate office, seven employees out of our New Jersey field office, eight out-of-state employees, seven employees out of a wholly-owned subsidiary in the United Kingdom and 14 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next six months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the six months ended June 30, 2011 and the six months ended June 30, 2010 we incurred $90,119 and $357,684, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for employee services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 3.7% during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 primarily due to a rate increase on our office in the United Kingdom and in connection with increased rental payments on additional office space at our corporate headquarters.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio.  We will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2011.  We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during fiscal 2009.  That office lease expires in February 2013.  Our OmniComm Ltd. subsidiary entered into a lease for office space during fiscal 2009.  That office lease expires in October 2012.  During September 2010 we renewed our home office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location, subsidiary or operating activity.  Deducted from rent during 2011 was $11,789 in non-cash, straight-line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	June 30, 2011	June 30, 2010	Change	% Change
Corporate Office	$162,993	$136,598	$26,395	19.3%
Co location and disaster recovery facilities	170,952	190,745	$(19,793)	-10.4%
New Jersey Operations Office	38,641	33,852	$4,789	14.1%
OmniComm Europe, GmbH	44,340	43,236	$1,104	2.6%
OmniComm Ltd.	45,880	30,378	$15,502	51.03%
Straight-line rent expense	$(11,789)	0	$(11,789)	n/m

Total	$451,017	$434,809	$16,208	3.7%

Consulting services expense decreased to $155,855 for the six months ended June 30, 2011 compared with $292,377 for the six months ended June 30, 2010, a decrease of $136,522 or 46.7%.  Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts.    The Company has decreased its use of outside consultants partly as a result of general cost cutting efforts during fiscal 2010.  In addition, we decreased employee recruitment spending by bringing most of those efforts in-house.  We have also diminished our use of outside consultants in our R & D efforts in an effort to lower operating costs.  The table provided below provides the significant components of the expenses incurred related to consulting services.

For the six months ended
Expense Category	June 30, 2011	June 30, 2010	Change	% Change
Employee Recruitment	$-0-	$30,000	$(30,000)	-100.0%
Sales & Marketing	900	110,022	(109,122)	-99.2%
Product Development	151,955	152,355	(400)	-0.3%

	$152,855	$292,377	$(139,522)	-47.7%

Legal and professional fees increased approximately 30.8% or $56,730 for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC filings and related matters.  The increase can be attributed to additional amounts spent on consolidating our information systems on the NetSuite ERP application, additional expense recorded on audit fees that is related to the timing of payments and expense recording and legal fees incurred on general corporate matters offset by a decrease in our spending on financial advisory services.  The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2011 and June 30, 2010, respectively.

For the six months ended
Expense Category	June 30, 2011	June 30, 2010	Change	% Change
Financial Advisory	$-0-	$63,736	$(63,736)	-100.0%
Audit and Related	85,646	30,484	55,162	181.0%
Accounting Services	85,019	36,299	48,720	134.2%
Miscellaneous	16,197	10,238	5,959	58.2%
General Legal	53,933	43,308	10,625	24.5%

	$240,795	$184,065	$56,730	30.8%

Selling, general and administrative expenses (“SGA”) decreased approximately 27.4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  During the six months ended June 30, 2011 we recorded $122,144 in license fees associated with our license agreement with DataSci, LLC compared to $125,779 during the six months ended June 30, 2010.  We recorded a license fee of $2,629 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement.  SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 1.7% or $2,752 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Marketing and advertising expenditures relate primarily to amounts spent on our participation in industry trade shows and conferences.  During the remainder of year 2011, we expect the amount spent on general corporate marketing to  approximate $125,000 to $200,000 in connection with projects related to our corporate website and in conjunction with marketing activities aimed at increasing industry awareness and as well as on marketing campaigns specific to increasing product penetration of TrialOne.

During the six months ended June 30, 2011 we did not incur bad debt expense compared to $13,954 incurred for bad debt expense during the six months ended June 30, 2010.  During 2009 and the beginning of 2010, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding.  During 2009 and the first six months of 2010, seven of our clients either ceased operations or severely curtailed their work with us.  Since late 2010 we have seen evidence of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2011.

Interest expense was $1,273,221 during the six months ended June 30, 2011 compared to $1,956,101 for the six months ended June 30, 2010, a decrease of $682,880.  The decrease is partially due to a decrease in the amounts accreted on the discounts recorded on convertible notes originally issued in December 2008 which was offset by interest expense incurred on promissory notes that were issued during fiscal 2010.  Interest incurred to related parties was $725,216 during the six months ended June 30, 2011 and $561,284 for the six months ended June 30, 2010, an increase of $163,932 or 29.2%.  This increase is primarily related to the issuance of $2,866,879 in promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit during fiscal 2011. The table below provides detail on the significant components of interest expense for the six months ended June 30, 2011 and June 30, 2010.

For the six months ended
Debt Description	June 30, 2011	June 30, 2010	Change $

Accretion of Discount from Derivatives	$497,884	$1,342,953	$(845,069)
August 2008 Convertible Notes	95,211	112,567	(17,356)
December 2008 Convertible Notes	296,344	301,997	(5,653)
Sept 2009 Secured Convertible Debentures	77,260	83,311	(6,051)
Dec 2009 Convertible Debentures	88,666	88,666	-
General Interest	35,343	14,843	20,500
Related Party Notes	182,514	11,764	170,750
Total	$1,273,222	$1,956,101	$(682,879)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into from 2008 to 2010, and during the first six months of 2011 were obtained at the best terms available to the Company.

We recorded unrealized losses related to changes in our derivative liabilities associated with the issuance of convertible notes that occurred from fiscal 2008 to 2010.  We recorded a net unrealized loss of $2,964,751 during the six months ended June 30, 2011 compared with a net unrealized gain of $3,483,649 during the six months ended June 30, 2010.  The unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible notes were issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  During the six month ended June 30, 2011, several factors combined to produce the significant unrealized loss from derivative changes we recorded.  These factors include: 1) a significant increase in the share price on the OTC Bulletin Board of our common stock; 2) a marked increase in the calculated volatility used in the valuation model used in determining the fair value of our derivative liabilities; and 3) the maturity date of two rounds of outstanding convertible notes was extended by two years.  This extension increased the fair value of the conversion feature liability underlying the convertible notes.   These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2011 and during fiscal years 2010, 2009, and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $102,004 in its 5% Series A Preferred Stock dividends for the six months ended June 30, 2011 and June 30, 2010.  As of June 30, 2011, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$1,790,894
Series B	609,904
Series C	1,469,593
Total Preferred Stock Arrearages	$3,870,391

The three months-ended June 30, 2011 compared with the three months ended June 30, 2010

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2011 and June 30, 2010 is included in the table below.

	Summarized Statement of Operations
	For the three months ended
	June 30,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$3,351,520		$3,209,989		$141,531	4.4%

Cost of sales	497,917	14.9%	378,532	11.8%	119,385	31.5%

Gross margin	2,853,603	85.1%	2,831,457	88.2%	22,146	0.8%

Salaries, benefits and related taxes	2,089,623	62.3%	2,735,898	85.2%	(646,275)	-23.6%
Rent	225,980	6.7%	234,074	7.3%	(8,094)	-3.5%
Consulting	102,676	3.1%	81,652	2.5%	21,024	25.7%
Legal and professional fees	104,665	3.1%	98,549	3.1%	6,116	6.2%
Other expenses	407,225	12.2%	419,277	13.1%	(12,052)	-2.9%
Selling, general and administrative	228,758	6.8%	468,056	14.6%	(239,298)	-51.1%
Total operating expenses	3,158,927	94.3%	4,037,506	125.8%	(878,579)	-21.8%

Operating loss	(305,324)	-9.1%	(1,206,049)	-37.6%	900,725	-74.7%

Interest expense	(642,617)	-19.2%	(985,593)	-30.7%	342,976	-34.8%
Interest income	4,236	0.1%	1	0.0%	4,235	423527.0%
Gain (Loss) on extinguishment of debt	-0-	0.0%	-0-	0.0%	-0-	0.0%
Other Comprehensive Income (Loss)	574	0.0%	-0-	0.0%	574	0.0%
Change in derivatives	(54,181)	-1.6%	2,407,655	75.0%	(2,461,836)	-102.3%

Net loss	(997,312)	-29.8%	216,014	6.7%	(1,213,326)	-561.7%
Total preferred stock dividends	(51,284)	-1.5%	(51,284)	-1.6%	-	0.0%

Net loss attributable to common stockholders	$(1,048,596)	-31.3%	$164,730	5.1%	$(1,213,326)	-736.6%

Net loss per share	$(0.01)		$0.00

Weighted average number of shares outstanding	86,332,044		85,507,699

Revenues for the three months ended June 30, 2011 increased approximately 4.4% or $141,531 for the three months ended June 30, 2010. The table below provides a comparison of our recognized revenues for the three months ended June 30, 2011 and June 30, 2010.

	For the three months ended
Business Activity	June 30, 2011		June 30, 2010		Increase $	Increase %
Set-up Fees	$830,708	24.8%	$1,218,276	38.0%	$(387,568)	-31.8%
Change Orders	83,022	2.5%	53,586	1.7%	29,436	54.9%
Maintenance	1,331,152	39.7%	1,086,779	33.9%	244,373	22.5%
Software Licenses	798,352	23.8%	405,887	12.6%	392,465	96.7%
Professional Services	145,696	4.3%	231,183	7.2%	(85,487)	-37.0%
Hosting	162,590	4.9%	214,278	6.7%	(51,688)	-24.1%
Totals	$3,351,520	100.0%	$3,209,989	100.0%	$141,531	4.4%

Revenues from our TrialMaster ASP fees and maintenance from existing TrialMaster clients increased by $15,755 or 1.0% for the three months ended June 30, 2011 when compared to the three month period ended June 30, 2010.  During 2009 and 2010 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting.  Many of these firms are pre-revenue and as we understand are reliant on the capital markets for working capital and R & D funding.  With the difficult economic climate experienced beginning in late 2008 and continuing through the end of fiscal 2010 we believe that many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves.  We have seen evidence since late 2009of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.  In addition, we have placed an emphasis on increasing the number of customers licensing the TrialMaster software suite.  The licensing business model allows for more regular revenue recognition and operating cash flows, greater visibility into our operating results and has the potential, in the long-run, for stronger gross margins since the manpower requirements are smaller than under an ASP model thus producing less cost of goods sold.

We recorded $480,056 in revenues from our licensing activity and $43,565 from professional services associated with our TrialMaster suite during the three months ended June 30, 2011 compared with $173,202 and $76,145, respectively, during the three months ended June 30, 2010.

We expect revenues from both activities to increase during the remainder of fiscal 2011 for several reasons.  First, we see significant activity in the CRO market relating to infrastructure investing.  Second, we have entered into a contract with Kendle International for them to license our TrialMaster application.  Third, most new sales of our eClinical Suite application and TrialOne application will be made on a licensed basis.

We recorded $972,502 in revenues associated with clients with our acquisition of the eResearch Technology eClinical Suite software application (“eClinical”) during the three months ended June 30, 2011 compared with $1,299,000 for the three months ended June 30, 2010, a decrease of $326,498 or 25.1%. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  During fiscal 2010 we experienced significant license renewals/additions for this product.  Because of the long-term nature of many of these relationships many of the license purchases were one-time purchases aimed at increasing the total number of licenses available for use.

We recorded $165,172 in revenues associated with clients on our TrialOne EDC software and other Phase I EDC products and services for the three months ended June 30, 2011 compared with $76,954 for the three months ended June 30, 2010.   We have begun increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We have significantly increased our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions, maintenance services and professional services since the software is currently only sold under a technology transfer basis.

Our TrialMaster EDC application has historically been sold on an application ASP basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009, as discussed earlier, we completed the acquisition of the eResearch EDC Assets and TrialOne.  Both software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both  the eResearch EDC Assets and TrialOne applications to continue to be sold primarily on a licensed basis.

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

In late 2008, we began selling our core TrialMaster product on a licensed basis.  Beginning in the third fiscal three quarter of 2009 we have experienced greater success in selling TrialMaster on a licensed basis.  The EDC assets acquired from eResearch Technology and TrialOne are primarily sold on a licensed basis.  License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical Suite software and solutions.  Licensed contracts of the eClinical Suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually.  The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 41.9% of our revenues during the three months ended June 30, 2011 and approximately 43.4% of our revenues during the three months ended June 30, 2010.  One customer accounted for 22.4% of our revenues during the three months ended June 30, 2011.   One customer accounted for 24.1% of our revenues during the three months ended June 30, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 31.5% or $119,385 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Cost of goods sold were approximately 14.9% of revenues for the three months ended June 30, 2011 compared to approximately 11.8% for the three months ended June 30, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

Overall, total operating expenses decreased approximately 21.8% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.    Total operating expenses were approximately 94.3% of revenues during the three months ended June 30, 2011 compared to approximately 125.8% of revenues for the three months ended June 30, 2010.

Salaries and related expenses were our biggest operating expense at 66.1% of total operating expenses for the three months ended June 30, 2011 and 67.8% of total operating expenses for the three months ended June 30, 2010. Salaries and related expenses decreased approximately 23.6% for the three months ended June 30, 2011 when compared to the same period that ended June 30, 2010. During the second half of fiscal 2010 we reduced our overall staffing levels by approximately 20% in an effort at matching our staffing levels and total compensation costs more closely with our present and expected revenues and operating activities. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	June 30, 2011	June 30, 2010	Change	% Change
OmniComm Corporate Operations	$1,322,299	$1,735,944	$(413,645)	-23.8%
New Jersey Operations Office	$257,410	353,842	(96,432)	-27.3%
OmniComm Europe, GmbH	$267,841	295,849	(28,008)	-9.5%
OmniComm Ltd.	$212,290	122,366	89,924	73.5%
Employee Stock Option Expense	$29,783	227,897	(198,114)	-86.9%

Total Salaries and related expenses	$2,089,623	$2,735,898	$(646,275)	-23.6%

During the three months ended June 30, 2011 and the three months ended June 30, 2010 we incurred $29,783 and $227,897, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for employee services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 3.5% during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 primarily due to a rate increase on our office in the United Kingdom and in connection with increased rental payments on additional office space at our corporate headquarters.  Our primary data site is located at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio.  We will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2011.  We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during the third three months of fiscal 2009.  That office lease expires in February 2013.  Our OmniComm Ltd. subsidiary entered into a lease for office space during the fourth three months of 2009.  That office lease expires in October 2012.  During September 2010 we renewed our home office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location, subsidiary or operating activity.  Deducted from rent during 2011 was $3,180 in non-cash, straight-line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

For the three months ended
	June 30, 2011	June 30, 2010	Change	% Change
Corporate Office	$82,082	$83,164	$(1,082)	-1.3%
Co location and disaster recovery facilities	81,549	94,596	(13,047)	-13.8%
New Jersey Operations Office	19,482	18,301	1,181	6.5%
OmniComm Europe, GmbH	22,344	20,817	1,527	7.3%
OmniComm Ltd.	23,703	17,196	6,507	37.8%
Straight-line rent expense	(3,180)	0	(3,180)	n/m

Total	$225,980	$234,074	$(8,094)	-3.5%

Consulting services expense increased to $102,676 for the three months ended June 30, 2011 compared with $81,652 for the three months ended June 30, 2010, an increase of $21,024 or 25.7%.  Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts.  The Company has increased its use of outside consultants in an effort to augment our in-house R & D efforts.  The consulting engagements that have been undertaken or that are currently contemplated for the balance of 2011 involve development projects either non-core functionality of our software applications or are for highly specialized work that do not warrant the addition of full-time staff due to their non-recurring nature.  In addition, we decreased employee recruitment spending by bringing most of those efforts in-house.    The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	June 30, 2011	June 30, 2010	Change	% Change
Employee Recruitment	$-0-	$-0-	$-0-	0.0%
Sales & Marketing	-0-	(15,750)	15,750	n/m
Product Development	102,676	97,402	5,274	5.4%

	$102,676	$81,652	$21,024	25.7%

Legal and professional fees increased approximately 6.2% or $6,116 for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.  Professional fees include fees paid to our auditors for services rendered on a monthly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC filings and related matters.  The increase can be attributed to additional amounts spent on consolidating our information systems on the NetSuite ERP application, additional expense recorded on audit fees that is related to the timing of payments and expense recording and legal fees incurred on general corporate matters offset by a decrease in our spending on financial advisory services.  The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2011 and June 30, 2010, respectively.

For the three months ended
Expense Category	June 30, 2011	June 30, 2010	Change	% Change
Financial Advisory	$-0-	$25,779	$(25,779)	-100.0%
Audit and Related	43,641	22,652	20,989	92.7%
Accounting Services	35,798	15,936	19,862	124.6%
Miscellaneous	8,087	7,055	1,032	14.6%
General Legal	17,139	27,127	(9,988)	-36.8%

	$104,665	$98,549	$6,116	6.2%

Selling, general and administrative expenses (“SGA”) decreased approximately 51.1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  During the three months ended June 30, 2011 we recorded $61,975 in license fees associated with our license agreement with DataSci, LLC compared to $84,507 during the three months ended June 30, 2010.  We recorded a license fee of $2,693 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement.  SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company decreased its marketing, sales and advertising expenditures by approximately 19.3% or $18,465 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Interest expense was $642,617 during the three months ended June 30, 2011 compared to $985,593 for the three months ended June 30, 2009, a decrease of $342,976.  The decrease is partially due to a decrease in the amounts accreted on the discounts recorded on convertible notes originally issued in December 2008 which was offset by interest expense incurred on promissory notes that were issued during fiscal 2010.  Interest incurred to related parties was $366,226 during the three months ended June 30, 2011 and $288,042 for the three months ended June 30, 2010, an increase of $78,184 or 27.1%.  This increase is primarily related to the issuance of $2,866,879 in promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit during fiscal 2010. The table below provides detail on the significant components of interest expense for the three months ended June 30, 2011 and June 30, 2010.

For the three months ended
Debt Description	June 30, 2011	June 30, 2010	Change $
Accretion of Discount from Derivatives	$254,198	$671,477	$(417,279)
August 2008 Convertible Notes	47,868	56,595	(8,727)
December 2008 Convertible Notes	148,991	151,833	(2,842)
Sept 2009 Secured Convertible Debentures	35,901	41,885	(5,984)
Dec 2009 Convertible Debentures	44,578	44,578	-0-
General Interest	17,705	7,461	10,244
Related Party Notes	93,376	11,764	81,612
Total	$642,617	$985,593	$(342,976)

We recorded unrealized losses related to changes in our derivative liabilities associated with the issuance of convertible notes that occurred from fiscal 2008 to 2010.  We recorded a net unrealized loss of $54,181 during the three months ended June 30, 2011 compared with a net unrealized gain of $2,407,655 during the three months ended June 30, 2010.  The unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible notes were issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  During the three month ended June 30, 2011, several factors combined to produce the significant unrealized loss from derivative changes we recorded.  These factors include: 1) a significant increase in the share price on the OTC Bulletin Board of our common stock; 2) a marked increase in the calculated volatility used in the valuation model used in determining the fair value of our derivative liabilities; and 3) the maturity date of one of the outstanding convertible notes was extended by two years.  This extension increased the fair value of the conversion feature liability underlying that convertible note.   These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2011 and during fiscal years 2010, 2009, and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,284 in its 5% Series A Preferred Stock dividends for the three months ended June 30, 2011 and the three months ended  June 30, 2010.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
(all amounts in USD $)
Summarized Balance Sheet Disclosure
	June 30, 2011	December 31, 2010	Change
Cash	$134,445	$1,213,397	$(1,078,952)
Accounts Receivable, net of allowance for doubtful accounts	1,191,103	1,031,745	159,358
Prepaids	119,349	97,337	22,012
Current Assets	1,444,897	2,342,479	(897,582)

Accounts Payable and accrued expenses	1,538,134	1,371,703	166,431
Notes payable, current portion	20,000	12,500	7,500
Notes payable, related parties, current portion	37,500	2,615,000	(2,577,500)
Patent litigation settlement liability, current portion	737,499	765,089	(27,590)
Deferred revenue, current portion	4,182,449	4,060,425	122,024
Convertible notes payable, current portion, net of discount	75,000	395,733	(320,733)
Convertible notes payable, related parties, current portion, net of discount	-0-	2,169,622	(2,169,622)
Conversion feature liability, related parties, current portion	1,457,230	92,134	1,365,096
Conversion feature liability, current portion	36,546	72	36,474
Warrant liability, related parties	2,454,194	206,760	2,247,434
Warrant liability	548,996	54,388	494,608
Current liabilities	11,087,548	11,482,277	(394,729)

Working Capital (Deficit)	$(9,642,651)	$(9,139,798)	$(502,853)

Statement of Cash Flows Disclosure
For the six months ended
	June 30, 2011	June 30, 2010
Net cash (used in) operating activities	$(898,437)	$(341,878)
Net cash used in investing activities	(52,502)	(218,218)
Net cash provided by (used in) financing activities	(116,500)	565,000

Net (decrease) in cash and cash equivalents	(1,078,953)	(17,874)

Changes in working capital accounts	(73,791)	2,243,823
Effect of non-cash transactions on cash and cash equivalents	$4,066,591	$(1,281,599)

Cash and Cash Equivalents

Cash and cash equivalents decreased since December 31, 2010 by $1,078,952 at June 30, 2011.  The decrease is comprised of an operating loss of $4,891,236, offset by an increase from non-cash transactions of $4,066,591 offset by a decrease from working capital account changes of $73,791.  In addition, during the six months ended June 30, 2011 our investing activities were comprised of purchases of property and equipment of $52,502 and during the six months ended June 30, 2011 we repaid $212,500 in promissory notes and borrowed $96,000 under one promissory note.

During the six months ended June 30, 2011 and during fiscal 2010, our ability to collect on trade receivable improved as compared to fiscal 2009.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables.

During the remainder of fiscal 2011 we expect to continue to see improved trade receivables collections and not experience any material customer defaults.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2011:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$3,670,666	$20,000	(2)	$214,300	(3)	$569,487	(4)	$2,866,879
Convertible Notes	9,665,000	75,000	(6)	-0-		9,590,000	(7)	-0-
Operating Lease Obligations (8)	1,225,959	257,733		386,378		194,738		387,110
Patent Licensing Fees (9)	2,537,499	737,499		450,000		450,000		900,000
Total	$17,099,124	$1,090,232		$1,050,678		$10,804,225		$4,153,989

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in December 2011.
3.
Includes $111,800 of 12% notes payable that mature in July 2012; $37,500 of 12% notes payable that mature in April 2012; $20,000 of 12% notes payable that mature on December 2012; and $45,000 of 12% notes payable that mature in October 2012.

4.	Includes $137,500 of 12% notes payable that mature in April 2013; and $431,987 of 10% notes payable that mature in January 2013.
5.	Includes a $2,866,879 12% note payable that matures in April 2014.
6.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
7.
Includes $1,920,000 in 10% convertible notes that mature in August 2013 and $4,980,000 in 12% convertible notes that mature in December 2013 and $1,200,000 in 12% convertible notes that mature in March 2013; and $1,490,000 in convertible notes that mature in December 2013.

8.
Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, our R & D office in England, our European headquarters in Bonn, Germany and our co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.

9.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $165,947 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

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

On May 13, 2011, the Company issued a note payable with a principal amount owed of $96,000 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

During the next twelve months the following debts mature:  $75,000 of 10% convertible notes currently in default and due; $20,000 from a promissory note, held by our Chief Technology Officer, Randall G. Smith, that matures in December 2011 and $37,500 from a promissory note held by an investor that matures in April 2012.

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

While several of our officers and directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2011, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 29, 2011 regarding our audited financial statements for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.
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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, for the period ended June 30, 2011, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to the Company, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2)  was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred during the three months ended June 30, 2011 and up to the filing date of this quarterly report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ended June 30, 2011, the Company issued 400,000 shares of common stock to an employee in lieu of salary and recorded $40,000 as salary expense. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.45	Promissory note dated May 13, 2011 to Cornelis F. Wit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

*In accordance with Rule 406T of regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit	By:	/s/ Ronald T. Linares
	Cornelis F. Wit		Ronald T. Linares,
	Director, Chief Executive Officer and President (Principal Executive Officer)		Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	August 5, 2011	Date:	August 5, 2011