Form 10-Q
period 2011-09-30
OMNICOMM SYSTEMS INC
filed 2011-11-10
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended
September 30, 2011
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of November 10, 2011: 86,481,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4	Controls and Procedures.	47
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	48
Item 1A.	Risk Factors.	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48
Item 3.	Defaults Upon Senior Securities.	48
Item 4.	Removed and Reserved.	48
Item 5.	Other Information.	48
Item 6.	Exhibits.	48
SIGNATURES		49

Exhibit 10.46 Promissory Note dated September 30, 2011 to Cornelis F. Wit		50
Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CEO Cornelis F. Wit		52
Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002– CFO Ronald T. Linares		53
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer and Principal Financial Officer		54

PART I. FINANCIAL INFORMATION
Item. 1.  Financial Statements (unaudited)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$87,447	$1,213,397
Accounts receivable, net of allowance for doubtful accounts of $269,869 and $269,869 in 2011 and 2010, respectively	867,827	1,031,745
Prepaid expenses	148,929	97,337
Total current assets	1,104,203	2,342,479

PROPERTY AND EQUIPMENT, net	762,508	1,046,688

OTHER ASSETS
Intangible assets, net	348,175	696,350
Other assets	34,424	34,218

TOTAL ASSETS	$2,249,310	$4,119,735

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,929,417	$1,371,703
Notes payable, current portion	149,300	12,500
Notes payable related parties, current portion	20,000	2,615,000
Deferred revenue, current portion	3,231,286	4,060,425
Conversion feature liability, related parties, current portion	1,147,372	92,134
Conversion feature liability, current portion	29,260	72
Convertible notes payable, current portion, net of discount	75,000	395,733
Convertible notes payable, related parties, current portion, net of discount of $-0- and $399,645, respectively	-0-	2,169,622
Patent settlement liability, current portion	774,999	765,089
Warrant liability, related parties	2,034,116	206,760
Warrant liability	362,628	54,388
Total current liabilities	9,753,378	11,743,426

LONG TERM LIABILITIES
Notes payable - long term, net of current portion	451,986	601,286
Notes payable related parties, long term, net of current portion, net of discount of $982,384 and $-0-, respectively	2,504,995	409,379
Deferred revenue, long term, net of current portion	541,102	691,234
Convertible notes payable, related parties, net of current portion	9,440,000	6,900,000
Convertible notes payable, net of current portion	150,000	-0-
Patent settlement liability - long term, net of current portion	1,473,957	1,588,439

TOTAL LIABILITIES	24,315,418	21,933,764

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 share authorized 3,722,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,481,495 and 86,081,495 issued and outstanding, respectively, at $.001 par value	86,482	86,082
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,554,418	36,906,356
Less cost of treasury stock: common - -0- and 1,014,830 shares, respectively	-0-	(503,086)
Accumulated other comprehensive income (loss)	(47,088)	(24,298)
Accumulated deficit	(63,382,099)	(59,001,262)

TOTAL SHAREHOLDERS' (DEFICIT)	(22,066,108)	(17,814,029)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$2,249,310	$4,119,735

See accompanying summary of accounting policies and notes to condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$10,003,503	$9,076,158	$3,337,316	$3,168,806

Cost of sales	1,504,597	1,288,472	560,625	475,069

Gross margin	8,498,906	7,787,686	2,776,691	2,693,737

Operating expenses
Salaries, benefits and related taxes	6,018,625	7,917,389	1,830,261	2,495,741
Rent & occupancy expenses	689,836	708,376	238,819	273,567
Consulting services	230,630	404,848	77,775	112,471
Legal and professional fees	299,349	263,379	58,554	79,314
Travel	340,154	380,740	92,950	141,785
Telephone and internet	155,289	207,617	39,066	64,310
Selling, general and administrative	647,109	925,747	132,385	216,674
Bad debt expense	-0-	13,954	-0-	-0-
Depreciation expense	355,554	386,116	113,834	130,774
Amortization expense	348,175	348,175	116,058	116,058
Total operating expenses	9,084,721	11,556,341	2,699,702	3,630,694

Operating income (loss)	(585,815)	(3,768,655)	76,989	(936,957)
Other income (expense)
Interest expense	(668,680)	(2,007,044)	(120,674)	(612,227)
Interest expense, related parties	(1,099,578)	(879,699)	(374,362)	(318,415)
Interest income	4,625	48	-0-	-0-
Gain on extinguishment of debt	-0-	-0-	-0-	-0-
Change in derivative liabilities	(2,041,161)	4,260,594	923,590	776,945
Other Comprehensive Income	9,772	-0-	4,856	-0-
Income (loss) before income taxes and preferred dividends	(4,380,837)	(2,394,756)	510,399	(1,090,654)
Net income (loss)	(4,380,837)	(2,394,756)	510,399	(1,090,654)
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(153,850)	(153,850)	(51,847)	(51,847)
Total preferred stock dividends	(153,850)	(153,850)	(51,847)	(51,847)
Net income (loss) attributable to common stockholders	$(4,534,687)	$(2,548,606)	$458,552	$(1,142,501)

Net income (loss) per share
Basic and Diluted	$(0.05)	$(0.03)	$0.01	$(0.01)
Weighted average number of shares outstanding
Basic and Diluted	86,299,810	85,507,699	86,481,495	85,507,699

See accompanying summary of accounting policies and notes to condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE PERIOD JANUARY 1, 2010 TO SEPTEMBER 30, 2011
(unaudited)

				Preferred Stock
				5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock						Total
	Common Stock		Additional									Additional		Accumulated Other		Shareholders'
	Number	$0.001	Paid In	Number	$0.001	Number	$0.001	Number	$0.001	Number	$0.001	Paid In	Accumulated	Comprehensive	Treasury	Equity
	of Shares	Par Value	Capital -Common	of Shares	Par Value	of Shares	Par Value	of Shares	Par Value	of Shares	Par Value	Capital - Preferred	Deficit	Income	Stock	(Deficit)

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$3,718,054	$(55,870,527)	$2,934	$(503,086)	$(16,283,228)

Employee stock option expense			584,061													584,061

Common stock issued in lieu of salaries	573,796	574	42,531													43,105

Adjustment for treasury stock transactions		(966)	966													-0-

Foreign currency translation adjustment														(27,232)		(27,232)

Issuance of Series D preferred stock										250,000	250	999,750				1,000,000

Correcting entry to retained earnings																-0-

Net loss for the period ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	-	-	(3,130,735)	-	-	(3,130,735)

Balances at December 31, 2010	86,081,495	86,082	36,906,356	4,125,224	4,125	-	-	-	0	250,000	250	4,717,804	(59,001,262)	(24,298)	(503,086)	(17,814,029)

Employee stock option expense			111,548													111,548

Treasury stock retired			(503,086)												503,086	-0-

Foreign currency translation adjustment														(22,790)		(22,790)

Issuance of common stock in lieu of salary	400,000	400	39,600													40,000

Net loss for the period ended September 30, 2011	-	-	-	-	-	-	-	-	-	-	-	-	(4,380,837)	-	-	(4,380,837)

Balances at September 30, 2011	86,481,495	$86,482	$36,554,418	4,125,224	$4,125	$-0-	$-0-	$-0-	$-0-	250,000	$250	$4,717,804	$(63,382,099)	$(47,088)	$-0-	$(22,066,108)

See accompanying summary of accounting policies and notes to condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,380,837)	$(2,394,756)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	2,041,161	(4,260,594)
Interest expense from derivative instruments	596,122	1,928,926
Common stock issued in lieu of salary	40,000	-0-
Employee stock option expense	111,548	466,196
Depreciation and amortization	703,729	734,291
Bad debt expense	-0-	13,954
Changes in operating assets and liabilities
Accounts receivable	163,918	(156,741)
Prepaid expenses	(51,592)	86,600
Other assets	(206)	9,650
Accounts payable and accrued expenses	602,714	428,381
Patent settlement liability	(104,572)	(64,453)
Deferred revenue	(979,271)	1,107,070
Net cash (used in) operating activities	(1,257,286)	(2,101,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(71,374)	(281,380)
Net cash used in investing activities	(71,374)	(281,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts	-0-	125,926
Proceeds from notes payable, related parties	438,000	2,260,000
Repayments of notes payable	(212,500)	-0-
Net cash provided by (used in) financing activities	225,500	2,385,926

Effect of exchange rate changes on cash and cash equivalents	(22,790)	(33,480)
Net (decrease) in cash and cash equivalents	(1,125,950)	(30,410)
Cash and cash equivalents at beginning of period	1,213,397	60,352

Cash and cash equivalents at end of period	$87,447	$29,942

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$598,945	$703,005
Non-cash transactions
Notes payable issued in exchange for existing notes payable	$2,866,879	$-0-
Notes payable issued for accounts payable	$45,000	$-0-

See accompanying summary of accounting policies and notes to condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications; TrialMaster®; TrialOne®; and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the nine months ended September 30, 2011 and September 30, 2010 we spent approximately $1,894,690 and $2,779,262, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related  costs associated with the development of our software products.

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

The operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

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
SEPTEMBER 30, 2011

RECLASSIFICATIONS

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH and OmniComm Ltd., in Germany and the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $22,790 for the nine month period ended September 30, 2011 and a translation gain of $1,945 for the nine month period ended September 30, 2010.

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

The Company operates in one reportable segment which is the delivery of EDC Software and services to clinical trial sponsors.  The Company segregates its revenues based on the activity cycle used to generate its revenues.  Accordingly, revenues are currently generated through four main activities. These activities include hosted applications, licensing, professional services and maintenance.

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne solution is presently available only on a licensed basis. To date, hosted solutions have been related primarily to TrialMaster.

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial: the first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system.  The second component involves application hosting and related support services as well as billing change orders which consist of amounts billed to customers for functionality changes made and the third stage involves services required to close out, or lock, the database for the clinical trial.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The fees associated with each business activity for the nine months ended September 30, 2011 and September 30, 2010, respectively are:

	For the nine months ended
Business Activity	September 30, 2011	September 30, 2010
Set-up Fees	$2,495,415	$3,129,389
Change Orders	251,961	140,532
Maintenance	4,119,880	3,336,022
Software Licenses	2,163,071	1,320,812
Professional Services	520,930	566,141
Hosting	452,246	583,262
Totals	$10,003,503	$9,076,158

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

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying unaudited condensed consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectibility of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $269,569 and $269,869 as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	For the periods ended
	September 30, 2011	December 31, 2010
Beginning of period	$269,869	$267,526
Bad debt expense	-0-	13,954
Write-offs	-0-	(11,611)
End of period	$269,869	$269,869

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2011, there were no balances of cash and cash equivalents which were deposited in excess of FDIC-insured limits.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2011. Prior to 2008 the Company had not historically experienced significant losses related to receivables from individual customers or groups of customers in any specific industry or geographic area.  During the second half of fiscal 2008 and continuing during 2009, the biotechnology industry experienced liquidity and funding difficulties.  Several of the Company’s clients operate in this segment.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable prior to fiscal 2008 were consistently within management's expectations. The overall downturn in the Global economy impacted several of the Company’s clients beginning in late 2008.  During 2011 the Company has seen increased activity in the biotechnology sector and believes that some of the credit and financial constraints that were limiting R & D activity have begun to decrease.   Due to these factors, the Company believes no additional credit risk beyond the amounts provided for in our allowance for uncollectible accounts, which the Company reevaluates on a monthly basis based on specific review of receivable agings and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company's accounts receivable. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

One customer accounted for 21% of our revenues during the nine months ended September 30, 2011 or approximately $2,091,650. One customer accounted for 21% of our revenues during the nine months ended September 30, 2010 or approximately $1,900,198.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the nine month periods presented.

	Revenues		Accounts Receivable
For the Period ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Accounts Receivable
September 30, 2011	1	21%	1	25%
December 31, 2010	1	20%	3	44%
September 30, 2010	1	21%	2	27%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the nine month periods ended September 30, 2011 and September 30, 2010, respectively.

European Revenues
for the nine months ended
September 30, 2011		September 30, 2010
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$ 1,811,378	18.1%	$1,235,505	13.6%

The Company serves all of its hosting customers from third-party web hosting facilities located in the United States. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities become unavailable, although in such circumstances, the Company's service may be interrupted during the transition.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

ASSET IMPAIRMENT

Acquisitions and Intangible Assets

We account for acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”) and ASC 350, Intangibles- Goodwill and Other (“ASC 350”). The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our unaudited condensed consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of September 30, 2011, the Company had $3,772,388 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $3,231,286 in deferred revenues that are expected to be recognized in the next twelve months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $203,655 and $184,360 for the nine months ended September 30, 2011 and September 30, 2010, respectively and are included under selling, general and administrative expenses on our unaudited condensed consolidated statements of operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the nine month ended September 30, 2011 and September 30, 2010 we spent approximately $1,894,690 and $2,779,262 respectively, on research and development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

EARNINGS PER SHARE

The Company accounts for Earnings Per Share using ASC 260 – Earnings per Share.  Unlike diluted earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

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
SEPTEMBER 30, 2011

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 30, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but will require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2010 to determine their impact, if any, on our financial statements.

NOTE 3:                GOING CONCERN

We have experienced net losses and negative cash flows from operations and have funded our activities to-date primarily from debt and equity financings.  We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations.  Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending September 30, 2011 there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 4                 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,299,810 and 85,507,699 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,481,495 and 85,507,699 for the three months ended September 30, 2011 and September 30, 2010, respectively.

Antidilutive shares aggregating 92,995,960 and 85,457,739 have been omitted from the calculation of dilutive earnings (loss) per share for the nine months and three months ended September 30, 2011 and September 30, 2010, respectively as the shares were antidilutive. Provided below is reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2011 and September 30, 2010, respectively.

Anti-Dilutive Security	September 30, 2011	September 30, 2010
Preferred stock	2,750,149	2,750,149
Employee stock options	11,450,500	13,627,000
Warrants	52,195,758	40,808,241
Convertible notes	24,620,000	27,200,000
Shares issuable for accrued interest	1,979,553	1,072,349

Total	92,995,960	85,457,739

The employee stock options are exercisable at prices ranging from $0.10 to $0.70 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income (loss) per share and were not included in the computation of diluted earnings per share.

For the nine months ended
	September 30, 2011			September 30, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(4,534,687)	86,299,810	$(0.05)	$(2,548,606)	85,507,699	$(0.03)

Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(4,534,687)	86,299,810	$(0.05)	$(2,548,606)	85,507,699	$(0.03)

For the three months ended
	September 30, 2011			September 30, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$458,552	86,481,495	$0.01	$(1,142,501)	85,507,699	$(0.01)

Effect of Dilutive Securities
None.	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$458,552	86,481,495	$0.01	$(1,142,501)	85,507,699	$(0.01)

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 5:               PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Lives
Computer & Office Equipment	$1,516,152	$1,049,010	$467,142	$1,466,187	$914,016	$552,171	5 Years
Leasehold Improvements	75,476	58,573	16,903	84,313	51,212	33,101	5 Years
Computer Software	1,395,684	1,142,327	253,357	1,366,955	937,141	429,814	3 Years
Office Furniture	106,925	81,819	25,106	106,759	75,157	31,602	5 Years
	$3,094,237	$2,331,729	$762,508	$3,024,214	$1,977,526	$1,046,688

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $355,554 and $386,116, respectively.

NOTE 6:               INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	September 30, 2011			December 31, 2010
Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives
Customer lists	$1,392,701	$1,044,526	$348,175	$1,392,701	$696,351	$696,350	3 Years
	$1,392,701	$1,044,526	$348,175	$1,392,701	$696,351	$696,350

Amortization expense was $348,175 and $348,175 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2011	$116,058
2012	232,117
2013	-0-
2014	-0-
2015	-0-

Total	$348,175

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2011	December 31, 2010
Accounts payable	$673,624	$629,775
Accrued payroll and related costs	237,842	179,331
Other accrued expenses	41,447	159,294
Accrued interest	976,504	403,303

Total Accounts Payable and Accrued Expenses	$1,929,417	$1,371,703

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 8:                NOTES PAYABLE

At September 30, 2011, the Company owed $4,108,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non-Related Party		Related Party
Origination	Maturity	Interest	Principal		Long		Long
Date	Date	Rate	September 30, 2011	Current	Term	Current	Term
12/31/2010	7/1/2012	12%	$51,800	$51,800	-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	-0-	-0-	137,500
4/1/2011	10/1/2012	12%	45,000	-0-	-0-	-0-	45,000
12/31/2010	12/31/2011	12%	20,000	-0-	-0-	20,000	-0-
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	-0-	20,000	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
5/13/2011	1/1/2013	12%	96,000	-0-	-0-	-0-	96,000
9/30/2011	4/1/2014	12%	342,000	-0-	-0-	-0-	342,000
Discount on note payable			-0-	-0-	-0-	-0-	(982,384)
			$4,108,665	$149,300	$451,986	$20,000	$2,504,995

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of April 1, 2014.  This issuance caused us to calculate and record a derivative liability for the warrant liability.  The warrants were valued using a Binomial option pricing model.  A value of $1,178,861 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable.  As a result of the recorded discount, the carrying amount of the note at  September 30, 2011 was $1,688,018.   The warrant liability (discount) will be amortized over the 36 month duration of the note payable.  The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

On September 2, 2011, the Company issued a note payable in the principal amount of $50,000 to our Chief Executive Officer, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on September 7, 2011.

On September 30, 2011, the Company issued a promissory note in the principal amount of $342,000 to our Chief Executive Officer, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under the following promissory notes originally issued during 2011.

i. Promissory Note issued on August 16, 2011 for $80,000.00 with a maturity date of January 01, 2013.
ii. Promissory Note issued on August 19, 2011 for $15,000.00 with a maturity date of January 01, 2013.
iii. Promissory Note issued on August 25, 2011 for $35,000.00 with a maturity date of January 01, 2013.
iv. Promissory Note issued on September 02, 2011 for $32,000.00 with a maturity date of January 01, 2013.
v. Promissory Note issued on September 15, 2011 for $80,000.00 with a maturity date of January 01, 2013.
vi. Promissory Note issued on September 28, 2011 for $100,000.00 with a maturity date of January 01, 2013.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2011.

								Carrying Amount
			Principal at		Total	Discount at	Carrying Amount at	Short Term		Long Term
Date of Issuance	Interest Rate	Original Principal	September 30, 2011	Allocated Discount	Discount Amortized	September 30, 2011	September 30, 2011	Related	Non Related	Related	Non Related
Aug-01-1999	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
Aug-29-2008	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
Dec-16-2008	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
Sep-30-2009	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
Dec-31-2009	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000

Totals		$11,097,500	$9,665,000	$4,884,450	$4,884,450	$0	$9,665,000	$0	$75,000	$9,440,000	$150,000

The convertible notes originally issued on September 30, 2009 were comprised of a principal amount due of $1,400,000 with a maturity date of March 30, 2011.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  The warrants are now exercisable until September 30, 2015 at an exercise price of $0.25 per share.

The convertible notes originally issued on December 31, 2009 were comprised of a principal amount due of $1,490,000 with a maturity date of September 30, 2011.  On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering.  The warrants are now exercisable until December 31, 2015 at an exercise price of $0.25 per share.

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2011 are as follows:

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the year-ended December 31, 2010 and the nine months ended September 30, 2011.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2011 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value	Quoted prices in active markets for identical assets/ liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	at September 30, 2011	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,176,632	$-0-	$-0-	$1,176,632
Warrant liability	2,396,744	-0-	-0-	2,396,744
Total of derivative liabilties	$3,573,376	$-0-	$-0-	$3,573,376

(1) The fair value of the Derivative Instruments was estimated using the Income Approach and using the American Binomial option pricing model with the following assumptions for the nine months ended September 30, 2011

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at September 30, 2011
Risk free interest rate		0.38%
Dividend yield		0.00%
Expected Volatility		146.8%
Expected life (range in years)
Conversion feature liability		1.50 to 2.21
Warrant liability		0.42 to 4.50

	Other Income
	for the nine months ended
	September 30, 2011	September 30, 2010
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(2,041,161)	$4,260,594

Total unrealized gains/(losses) included in earnings	$(2,041,161)	$4,260,594

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The tables below set forth a summary of changes in fair value of the Company’s level 3 financial liabilities at fair value for the nine months ended September 30, 2011.  The tables reflect gains and losses for all financial liabilities at fair value categorized as level 3 as of September 30, 2011.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
			Net unrealized
			(gains)/losses	Net
			relating to	purchases,
	Balance,		instruments still	issuances	Net transfers	Balance,
	Beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of level 3	period
Period ended September 30, 2011
Derivatives:
Conversion feature liability	$92,206	$-0-	$1,084,426	$-0-	$-0-	$1,176,632
Warrant liability	261,148	-0-	956,735	1,178,861	-0-	2,396,744
Total of derivative liabilties	$353,354	$-0-	$2,041,161	$1,178,861	$-0-	$3,573,376

NOTE 11:             COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to computer co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at September 30, 2011 are as follows:

2011	$115,227
2012	386,582
2013	194,738
2014	189,760
2015	197,350

Total	$1,083,657

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the lease.  Rent expense was $689,836 and $708,376 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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
SEPTEMBER 30, 2011
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

2011	$550,000
2012	450,000
2013	450,000
2014	450,000
2015	450,000
2016-2017	900,000
Total	$3,250,000

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction.  The Company began making annual payments of $100,000 to DataSci beginning in July 2009 and has to-date made payments totaling $200,000 with a final payment of $100,000 due during 2011.

During the nine months ended September 30, 2011 and September 30, 2010, respectively, the Company recorded a charge to earnings of  $110,519 and $207,121, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2011 and September 30, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

During the nine months ended September 30, 2010 we accrued $167,661 in software licensing expense related to our use of several Microsoft® software products.  The final recorded expense was $50,000.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

On March 30, 2011, the Company extended a convertible note in the principal amount of $1,100,000 held by our Chief Executive Officer and Director, Cornelis F. Wit that had matured on that date.  The convertible note which was originally issued on September 30, 2009, bears interest at 12% per annum with interest payable monthly. Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  We also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.

On March 31, 2011, the Company issued a promissory note in the principal amount of $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on April 1, 2014.  In addition, the Company issued to Mr. Wit a warrant to purchase 11,467,517 shares of our common stock at an exercise price of $0.25 per share with an expiration date of April 1, 2014.  The promissory note consolidates the principal amounts owed under the following promissory notes originally issued during 2010.

i.	Promissory Note issued on April 13, 2010 with a principal amount of $450,000 with a maturity date of December 31, 2011.
ii.	Promissory Note issued on June 29, 2010 with a principal amount of $115,000 with a maturity date of December 31, 2011.
iii.	Promissory Note issued on September 30, 2010 with a principal amount of $695,000 with a maturity date of December 31, 2011.
iv.	Promissory Note issued on December 31, 2010 with a principal amount of $1,197,500 with a maturity date of December 31, 2011.
v.	Promissory Note issued on December 31, 2010 with a principal amount of $409,379 with a maturity date of April 01, 2012.

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

On September 2, 2011, the Company issued a note payable in the principal amount of $50,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on September 7, 2011.

On September 30, 2011, the Company issued a promissory note in the principal amount of $342,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under the following promissory notes originally issued during 2011.

i.	Promissory Note issued on August 16, 2011 for $80,000 with a maturity date of January 01, 2013.
ii.	Promissory Note issued on August 19, 2011 for $15,000 with a maturity date of January 01, 2013.
iii.	Promissory Note issued on August 25, 2011 for $35,000 with a maturity date of January 01, 2013.
iv.	Promissory Note issued on September 02, 2011 for $32,000 with a maturity date of January 01, 2013.
v.	Promissory Note issued on September 15, 2011 for $80,000 with a maturity date of January 01, 2013.
vi.	Promissory Note issued on September 28, 2011 for $100,000 with a maturity date of January 01, 2013.

For the nine months ended September 30, 2011 and September 30, 2010 we incurred $1,099,578 and $879,699, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 13:             STOCKHOLDERS’ EQUITY (DEFICIT)

EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of September 30, 2011, there were 6,642,000 outstanding options granted under the 1998 Plan.

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

As of September 30, 2011, there were 4,808,500 outstanding options granted under the 2009 Plan.  At September 30, 2011, there were 2,691,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.  As of September 30, 2011, substantially all of the Company’s employees were participating in either the 1998 Plan or 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)

Outstanding at December 31, 2008	10,997,770	$0.46
Granted	2,890,000	0.22
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(1,826,270)	(0.43)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	$-0-
Granted	1,865,000	0.23
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,104,500)	(0.32)

Outstanding at December 31, 2010	11,822,000	0.39	3.21	$-0-
Granted	1,458,500	0.11
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(1,830,000)	0.17

Outstanding at September 30, 2011	11,450,500	$0.37	2.76	$-0-

Vested and Exercisable at September 30, 2011	9,727,000	$0.41	2.47	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.

The total number of shares vested and the fair value of shares vested for the nine months ended September 30, 2011 and September 30, 2010, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the nine months ended September 30, 2011	1,307,500	$303,673
Fair value of options vested during the nine months ended September 30, 2010	2,244,584	$427,582

Cash received from stock option exercises for the nine months ended September 30, 2011 and September 30, 2010 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine months ended September 30, 2011 and September 30, 2010.

The following table summarizes information concerning options outstanding at September 30, 2011:

Awards Breakdown by Range as at September 30, 2011
	Outstanding			Vested
Strike Price Range ($)	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	3,168,500	3.91	$0.16	1,445,000	3.29	$0.20
0.21 to 0.29	3,285,000	2.54	0.26	3,285,000	2.54	0.26
0.30 to 0.49	875,000	2.16	0.45	875,000	2.16	0.45
0.50 to 0.70	4,122,000	2.19	0.60	4,122,000	2.19	0.60
0 to 0.70	11,450,500	2.76	$0.37	9,727,000	2.47	$0.41

The following table summarizes information concerning options outstanding at September 30, 2010:

Awards Breakdown by Price Range at September 30, 2010
	Outstanding			Vested
Strike Price Range ($)	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	1,995,000	4.31	$0.19	1,365,000	4.24	$0.20
0.21 to 0.29	5,472,000	3.03	0.26	4,844,500	2.87	0.26
0.30 to 0.49	1,195,000	3.42	0.45	1,190,000	3.42	0.45
0.50 to 0.70	4,661,500	3.20	0.60	4,036,500	3.32	0.60
0 to 0.70	13,323,500	3.32	$0.38	11,436,000	3.25	$0.39

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

	Stock Option Assumptions for the nine months ended
	September 30, 2011	September 30, 2010
Stock Option Assumptions
Risk-free interest rate	0.38%	1.76%
Expected dividend yield	0.0%	0.00%
Expected volatility	146.8%	71.80%
Expected life of options (in years)	5.0	5.0

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2011	2010
Stock options granted during the nine month period ended September 30,	$0.11	$0.10

Stock options vested during the nine month period ended September 30,	$0.23	$0.19

Stock options forfeited during the nine month period ended September 30,	$0.17	$0.23

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2011, and changes during the nine months ended September 30, 2010 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2011	1,610,000	$0.36

Nonvested Shares at September 30, 2011	1,723,500	$0.14

As of September 30, 2011, approximately $137,112 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.20 years.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the nine months ended September 30, 2011 and September 30, 2010, and the related changes during these periods.

September 30, 2011 Warrants Outstanding				September 30, 2011 Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$0.25 – 0.60	52,195,758	1.94	$0.40	52,195,758	$0.40

September 30, 2010 Warrants Outstanding				September 30, 2010 Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$0.25 – 0.60	40,808,241	2.21	$0.44	40,808,241	$0.44

Warrants
Balance at December 31, 2010	40,808,241
Issued	11,467,517
Exercised	-0-
Forfeited	(80,000)
Balance at September 30, 2011	52,195,758
Warrants Exercisable at September 30, 2011	52,195,758
Weighted Average Fair Value of Warrants Granted During 2011	$0.25

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2009	$2,934	$2,934
2010 Activity	(27,232)	(27,232)
Balance December 31, 2010	(24,298)	(24,298)
2011 Activity	(22,790)	(22,790)
Balance at September 30, 2011	$(47,088)	$(47,088)

NOTE 14:                      SUBSEQUENT EVENTS

Subsequent to September 30, 2011, the Company issued promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit. The promissory notes bear interest at a rate of 12% per annum with interest paid monthly and are unsecured. The maturity date of the three promissory notes is April 01, 2014. The table below provides the dates and amounts of each of the promissory notes.

Date	Amount
October 05, 2011	$130,000
October 28, 2011	123,000
October 31, 2011	82,000
Total	$335,000

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated condensed financial statements and notes thereto appearing elsewhere herein and other information set forth in this report. Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc.®. and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., and OmniComm Europe GmbH.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; and eClinical Suite™ (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During the first nine months of fiscal 2011 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	Emphasizing low operating costs;
●	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;
●
Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via partnerships with providers of complementary eClinical software and service solutions;

●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
●	Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed from our 2009 acquisitions.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During the nine months ended September 30, 2011, we increased our marketing and sales personnel both in the U.S. and European markets.  We continue to seek new opportunities in our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have improved our sales and marketing presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to continue to aggressively expand the scope of our sales and marketing operations in Europe during the remainder of fiscal 2011 and during fiscal 2012.

Our ability to compete within the EDC and eClinical industries is predicated on our success in enhancing and broadening the scope of software and service solutions we offer. Our R & D efforts are focused on developing new, complementary software products and related services, as well as the continued development of our existing software solutions through the addition of increased functionality. We spent approximately $1,894,690 and $2,779,262 on R & D activities during nine months ended September 30, 2011 and September 30, 2010, respectively. The decrease in R & D expenditure is due in large part to a migration of a portion of our R & D employees to Cost of Goods sold and other departments as our core product matures. The majority of our R & D expenses represent salaries and related expenses for our developers.  In addition, we decreased our overall R & D personnel by about 20% during fiscal 2010 in an effort to more closely align our cost structure with expected revenues.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced, both via organic growth and through our 2009 acquisitions, success in broadening our client roster over the past several years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a continued emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During the  nine months ended September 30, 2011, we emphasized commercializing our products on a licensed basis.  During 2011 we have been able to increase the scope of licenses existing clients had deployed in our eClinical Suite and TrialMaster product lines.  We found that the sale of licenses of our eClinical Software Products to new clients was somewhat hampered by what we perceived as a sluggish market for R & D spending.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of fiscal 2011.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allow us to broaden our potential client base, provide us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical Suite software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 18% and 14% of total revenues for the nine months ended September 30, 2011 and September 30, 2010, respectively.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build our sales and marketing efforts.  We have increased the marketing and business development budget for our TrialOne product during 2011 as we have placed increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  A critical aspect of our strategy is a concerted effort at increasing both the level and effectiveness of resources deployed in our sales and marketing efforts. We feel that the combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months-ended September 30, 2011 compared with the nine months ended September 30, 2010

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2011 and September 30, 2010 is included in the table below.

	Summarized Statement of Operations
	For the nine months ended
	September 30,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$10,003,503		$9,076,158		$927,345	10.2%

Cost of sales	1,504,597	15.0%	1,288,472	14.2%	216,125	16.8%

Gross margin	8,498,906	85.0%	7,787,686	85.8%	711,220	9.1%

Salaries, benefits and related taxes	6,018,625	60.2%	7,917,389	87.2%	(1,898,764)	-24.0%
Rent	689,836	6.9%	708,376	7.8%	(18,540)	-2.6%
Consulting	230,630	2.3%	404,848	4.5%	(174,218)	-43.0%
Legal and professional fees	299,349	3.0%	263,379	2.9%	35,970	13.7%
Other expenses	1,199,172	12.0%	1,336,602	14.7%	(137,430)	-10.3%
Selling, general and administrative	647,109	6.5%	925,747	10.2%	(278,638)	-30.1%
Total operating expenses	9,084,721	90.8%	11,556,341	127.3%	(2,471,620)	-21.4%

Operating loss	(585,815)	-5.9%	(3,768,655)	-41.5%	3,182,840	-84.5%

Interest expense	(1,768,258)	-17.7%	(2,886,743)	-31.8%	1,118,485	-38.7%
Interest income	4,625	0.0%	48	0.0%	4,577	9535.4%
Other Comprehensive Income	9,772	0.1%	-0-	0.0%	9,772	0.0%
Change in derivatives	(2,041,161)	-20.4%	4,260,594	46.9%	(6,301,755)	-147.9%

Net loss	(4,380,837)	-43.8%	(2,394,756)	-26.4%	(1,986,081)	82.9%

Total preferred stock dividends	(153,850)	-1.5%	(153,850)	-1.7%	-0-	0.0%

Net loss attributable to common stockholders	$(4,534,687)	-45.3%	$(2,548,606)	-28.1%	$(1,986,081)	77.9%

Net loss per share	$(0.05)		$(0.03)

Weighted average number of shares outstanding	86,299,810		85,507,699

Revenues for the nine months ended September 30, 2011 increased approximately 10.2% or $927,345 from the nine months ended September 30, 2010. The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2011 and September 30, 2010.

	For the nine months ended
Revenue Activity	September 30, 2011		September 30, 2010		Increase $	Increase %
Set-up Fees	$2,495,415	24.9%	$3,129,389	34.5%	$(633,974)	-20.3%
Change Orders	251,961	2.5%	140,532	1.5%	111,429	79.3%
Maintenance	4,119,880	41.2%	3,336,022	36.8%	783,858	23.5%
Software Licenses	2,163,071	21.6%	1,320,812	14.6%	842,259	63.8%
Professional Services	520,930	5.2%	566,141	6.2%	(45,211)	-8.0%
Hosting	452,246	4.5%	583,262	6.4%	(131,016)	-22.5%
Totals	$10,003,503	100.0%	$9,076,158	100.0%	$927,345	10.2%

Revenues from TrialMaster software and services fees increased by $1,229,432 or 24.4% for the nine months ended September 30, 2011 when compared to the nine month period ended September 30, 2010.  During 2009 and 2010 our primary customer base which consisted primarily of small, U.S.-based biotechnology firms, dramatically reduced the level of clinical trials they were conducting.  Many of these firms are pre-revenue and are reliant on the capital markets for working capital and R & D funding.  With the difficult economic climate experienced since 2008 many of these firms either reduced or completely curtailed their R & D activities either because of a lack of capital or in order to conserve their cash reserves.  We have seen some evidence during 2011 of increased activity from these clients but have not seen a complete recovery of this market segment’s R & D spending.  In addition, we have placed an emphasis on increasing the number of customers licensing the TrialMaster software suite.  The licensing business model allows for more regular revenue recognition and operating cash flows, greater visibility into our operating results and has the potential, in the long-run, for stronger gross margins since the manpower requirements are smaller than under an ASP model thus producing less cost of goods sold.

We recorded $1,083,753 in revenues from our licensing activity and $208,774 from professional services associated with our TrialMaster suite during the nine months ended September 30, 2011 compared with $650,935 and $181,334, respectively, during the nine months ended September 30, 2010.

We expect revenues from both activities to increase during the next twelve months for several reasons.  First, we see significant activity in the CRO market relating to infrastructure investing and second, as customers increase their use of eClinical solutions they tend to standardize their data collection practices.  It is significantly more cost effective to deploy eClinical software on a licensed basis.  The ability to undertake this kind of operational change is however predicated on having the network and technical infrastructure needed to replicate most of the services, support and infrastructure we provide on an ASP basis.

We recorded $2,740,332 in revenues associated with clients with our acquisition of the eResearch Technology eClinical Suite software application during the nine months ended September 30, 2011 compared with $3,911,453 for the nine months ended September 30, 2010, a decrease of $1,171,121, or 29.9%. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  During fiscal 2010 we experienced significant license renewals/additions for this product.  Because of the long-term nature of many of these relationships many of the license purchases were one-time purchases aimed at increasing the total number of licenses available for use.  During 2010 we experienced some client attrition associated with the general slowdown in the economy and the resulting difficult capital environment that has existed for smaller biotech and other clinical research organizations.

We recorded $452,247 in revenues from hosting and subscriptions activities and $166,833 in consulting services associated with the eClinical Suite during the nine months ended September 30, 2011 compared with $583,262 and $384,807, respectively, for the nine months ended September 30, 2010.  Generally, these revenues are paid monthly and are connected to hosting, maintenance and client support for clients licensing that application.  Maintenance revenues were $1,623,964 for the nine month period ended September 30, 2011 compared to $2,273,507 for the nine month period ended September 30, 2010, a decrease of $649,543 or 28.6%.  The decrease can be attributed to significant one-time payments incurred during fiscal 2010 coupled with the loss of several clients due to a reduction by those clients in their R & D spending during late 2009 and during fiscal 2010 primarily.

We recorded $855,924 in revenues associated with clients on our TrialOne EDC software and other Phase I EDC products and services for the nine months ended September 30, 2011 compared with $116,000 for the nine months ended September 30, 2010.   We have begun increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We have significantly increased our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions, maintenance services and professional services since the software is currently only sold under a technology transfer basis.  We recorded $521,970 from one client during the nine months ended September 30, 2011 or 61.0% of revenues for this product line.

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

Software license contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our software and solutions.  Licensed contracts of the eClinical Suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually.  The Company expects any licenses it sells of its software products to be sold under term licenses with durations of three to five years.

Our top five customers accounted for approximately 40.6% of our revenues during the nine months ended September 30, 2011 compared with approximately 38.9% of our revenues during the nine months ended September 30, 2010.  One customer accounted for 20.9% of our revenues during the nine months ended September 30, 2011.   One customer accounted for 21.0% of our revenues during the nine months ended September 30, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 16.8% or $216,125 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  Cost of goods sold were approximately 15.0% of revenues for the nine months ended September 30, 2011 compared to approximately 14.2% for the nine months ended September 30, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. The increase in cost of goods sold is primarily attributable to the increase in the number of employees in our cost of goods sold functions.    Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain fairly stable as we continue to expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 15 to 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the Phase I and CRO portions of our client base. TrialMaster (V4.0) increased the efficiency of our trial building operations by approximately 20% through the use of additional automated tools, the ability to use our library of pre-existing CRFs and through the use of our “drag and drop” clinical trial building tool.  We have begun our business development efforts in commercializing  TrialOne.  Our TrialOne application will be sold on a licensed basis providing further basis to our cost of goods sold estimates.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term cost of goods sold estimates as we develop and refine our installation, validation and training procedures.

Overall, total operating expenses decreased approximately 21.4% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  Total operating expenses were approximately 90.8% of revenues during the nine months ended September 30, 2011 compared to approximately 127.3% of revenues for the nine months ended September 30, 2010.

Salaries and related expenses were our biggest operating expense at 66.2% of total operating expenses for the nine months ended September 30, 2011 and 68.5% of total operating expenses for the nine months ended September 30, 2010. Salaries and related expenses decreased approximately 24.0% for the nine months ended September 30, 2011 when compared to the same period that ended September 30, 2010. During the second half of fiscal 2010 we reduced our overall staffing levels by approximately 20% in an effort at matching our staffing levels and total compensation costs more closely with our present and expected revenues and operating activities. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the Nine Months Ended
	September 30, 2011	September 30, 2010	Change	% Change
OmniComm Corporate Operations	$4,033,199	$5,089,212	$(1,056,013)	-20.8%
New Jersey Operations Office	638,603	1,028,646	(390,043)	-37.9%
OmniComm Europe, GmbH	735,992	944,785	(208,793)	-22.1%
OmniComm Ltd.	499,283	388,550	110,733	28.5%
Employee Stock Option Expense	111,548	466,196	(354,648)	-76.1%

Total Salaries and related expenses	$6,018,625	$7,917,389	$(1,898,764)	-24.0%

We currently employ approximately 48 employees out of our Florida corporate office, eight employees out of our New Jersey field office, 11 out-of-state employees, six employees out of a wholly-owned subsidiary in the United Kingdom and 13 employees out of a wholly-owned subsidiary in Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next nine months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the nine months ended September 30, 2011 and the nine months ended September 30, 2010 we incurred $111,548 and $466,196, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for employee services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 2.6% during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  Deducted from rent during 2011 was $14,948 in non-cash, straight-line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.  During the nine months ended September 30, 2010 we recorded $48,131 in straight line rent expense resulting in a decrease from our 2010 recognized expense of $63,079 or 131.1% for straight line rent expense.  The decrease in straight line rent is the primary cause for the decrease in rent during the period ended September 30, 2011.  We incurred a rate increase on our office in the United Kingdom.  This resulted in an increase in rent expense of $16,415 or 31.1%.  During late 2010 we increased our office space at our corporate headquarters to accommodate the space needs associated with our three year strategic plan. The increased square footage resulted in an increase in rent expense of $31,996 or 15.1%.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio.  We will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  During fiscal 2011 we diminished our total office in our German subsidiary.  That lease expires in December 2012.  We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during fiscal 2009.  That office lease expires in February 2013.  Our OmniComm Ltd. subsidiary entered into a lease for office space during fiscal 2009.  That office lease expires in October 2012.  During September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location, subsidiary or operating activity.

For the nine months ended
	September 30, 2011	September 30, 2010	Change	% Change
Corporate Office	$244,483	$212,487	$31,996	15.1%
Co location and disaster recovery facilities	277,055	277,451	(396)	-0.1%
New Jersey Operations Office	58,122	52,849	5,273	10.0%
OmniComm Europe, GmbH	55,975	64,724	(8,749)	-13.5%
OmniComm Ltd.	69,149	52,734	16,415	31.1%
Straight-line rent expense	(14,948)	48,131	(63,079)	-131.1%

Total	$689,836	$708,376	$(18,540)	-2.6%

Consulting services expense decreased to $230,630 for the nine months ended September 30, 2011 compared with $404,848 for the nine months ended September 30, 2010, a decrease of $174,218 or 43.0%.  Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts.    The Company has decreased its use of outside sales and marketing consultants in Europe partly as a result of general cost cutting efforts during fiscal 2010.  In addition, we decreased employee recruitment spending by bringing most of those efforts in-house.  The table provided below provides the significant components of the expenses incurred related to consulting services.

For the nine months ended
Expense Category	September 30, 2011	September 30, 2010	Change	% Change
Employee Recruitment	$-0-	$30,000	$(30,000)	N/A
Sales & Marketing	1,395	174,460	(173,065)	-99.2%
Product Development	229,235	200,388	28,847	14.4%

	$230,630	$404,848	$(174,218)	-43.0%

Legal and professional fees increased approximately 13.7% or $35,970 for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC filings and related matters.  The increase can be attributed to additional amounts spent on consolidating our information systems on the NetSuite ERP application, $15,653 in additional expense recorded on audit fees and an increase of $ 50,563 in legal fees incurred on employee and human resources related matters.  During 2011 we decreased our spending on financial advisory services which included investor relations and general corporate finance advisory services.  The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2011 and September 30, 2010, respectively.

For the nine months ended
Expense Category	September 30, 2011	September 30, 2010	Change	% Change
Financial Advisory	$-0-	$63,736	$(63,736)	-100.0%
Audit and Related	95,705	80,142	15,563	19.4%
Accounting Services	113,053	50,857	62,196	122.3%
Miscellaneous	17,076	22,865	(5,789)	-25.3%
Legal- Employment Related	56,288	5,725	50,563	883.2%
Legal- Financial Reporting	16,357	10,481	5,876	56.1%
General Legal	870	29,573	(28,703)	-97.1%

	$299,349	$263,379	$35,970	13.7%

Selling, general and administrative expenses (“SGA”) decreased approximately 30.1% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2011 we recorded $110,519 in license fees associated with our license agreement with DataSci, LLC compared to $207,121 during the nine months ended September 30, 2010.  We recorded license fees totaling $10,514 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009.  During the nine months ended September 30, 2010 we accrued $167,661 in software licensing expense in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Florida, New Jersey, England and Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement.  SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 10.5% or $19,295 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Marketing and advertising expenditures relate primarily to amounts spent on our participation in industry trade shows and conferences.  During the remainder of 2011, we expect the amount spent on general corporate marketing to  approximate $50,000 in connection with projects related to our corporate website and in conjunction with marketing activities aimed at increasing industry awareness and as well as on marketing campaigns specific to increasing product penetration of TrialOne.

During the nine months ended September 30, 2011 we did not incur bad debt expense compared to $13,954 incurred for bad debt expense during the nine months ended September 30, 2010.  During 2009 and the beginning of 2010, our existing base of TrialMaster clients, which is primarily comprised of small, U.S.-based biotechnology firms, experienced significant problems in obtaining working capital and R & D funding.  During 2009 and the first nine months of 2010, seven of our clients either ceased operations or severely curtailed their work with us.  Since late 2010 we have seen evidence of increased activity in general and believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2011.

Interest expense was $1,768,258 during the nine months ended September 30, 2011 compared to $2,886,743 for the nine months ended September 30, 2010, a decrease of $1,118,485.  The decrease is partially due to a decrease of $1,332,804 in the amounts accreted on the discounts recorded on convertible notes originally issued in December 2008 which was offset by interest expense incurred on promissory notes.  The table below provides details on the amount of discount accretion recorded for the nine months ended September 30, 2011 and September 30, 2010, respectively.

	Discount Accretion
Fiscal Year - Convertible Note Rounds	2011 Expense	2010 Expense
2008	$-0-	$1,197,870
2009	399,645	731,056
2011	196,477	-0-
Total	$596,122	$1,928,926

Interest incurred to related parties was $1,099,578 during the nine months ended September 30, 2011 compared to $879,699 for the nine months ended September 30, 2010, an increase of $219,879 or 25.0%.  This increase is primarily related to the issuance of $3,304,879 in promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit during fiscal 2011. The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2011 and September 30, 2010.

Interest Expense
For the nine months ended
Debt Description	September 30, 2011	September 30, 2010	Change $

Accretion of Discount from Derivatives	$596,122	$1,928,926	$(1,332,804)
August 2008 Convertible Notes	143,606	169,783	(26,177)
December 2008 Convertible Notes	446,972	455,244	(8,272)
Sept 2009 Secured Convertible Debentures	113,556	125,656	(12,100)
Dec 2009 Convertible Debentures	133,733	133,733	-0-
General Interest	53,242	22,646	30,596
Related Party Notes	281,027	50,755	230,272
Total	$1,768,258	$2,886,743	$(1,118,485)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into from 2008 to 2010 and during the first nine months of 2011, were obtained at the best terms available to the Company.

We recorded unrealized gains and losses related to changes in our derivative liabilities associated with the issuance of convertible notes that occurred from fiscal 2008 to 2010 and a note payable issued during fiscal 2011.  We recorded a net unrealized loss of $2,041,161 during the nine months ended September 30, 2011 compared with a net unrealized gain of $4,260,594 during the nine months ended September 30, 2010.  The recorded unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible notes were issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each periodic balance sheet date.  During the nine months ended September 30, 2011, several factors combined to produce the significant unrealized loss from derivative changes we recorded.  These factors include: 1) a significant increase in the share price on the OTC Bulletin Board of our common stock during the first and second quarters of fiscal 2011; 2) a marked increase in the calculated volatility used in the valuation model used in determining the fair value of our derivative liabilities; and 3) the maturity date of two rounds of outstanding convertible notes was extended by two years.  These extensions increased the fair value of the conversion feature liability underlying the convertible notes.   These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2011 and during fiscal our 2008 to 2010 fiscal years and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $153,850 in its 5% Series A Preferred Stock dividends for the nine months ended September 30, 2011 and September 30, 2010.  As of September 30, 2011, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$1,894,165
Series B	609,904
Series C	1,469,593
Total Preferred Stock Arrearages	$3,973,662

The three months ended September 30, 2011 compared with the three months ended September 30, 2010

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2011 and September 30, 2010 is included in the table below.

	Summarized Statement of Operations
	For the three months ended
	September 30,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$3,337,316		$3,168,806		$168,510	5.3%

Cost of sales	560,625	16.8%	475,069	15.0%	85,556	18.0%

Gross margin	2,776,691	83.2%	2,693,737	85.0%	82,954	3.1%

Salaries, benefits and related taxes	1,830,261	54.8%	2,495,741	78.8%	(665,480)	-26.7%
Rent	238,819	7.2%	273,567	8.6%	(34,748)	-12.7%
Consulting	77,775	2.3%	112,471	3.5%	(34,696)	-30.8%
Legal and professional fees	58,554	1.8%	79,314	2.5%	(20,760)	-26.2%
Other expenses	361,908	10.8%	452,927	14.3%	(91,019)	-20.1%
Selling, general and administrative	132,385	4.0%	216,674	6.8%	(84,289)	-38.9%
Total operating expenses	2,699,702	80.9%	3,630,694	114.6%	(930,992)	-25.6%

Operating income (loss)	76,989	2.3%	(936,957)	-29.6%	1,013,946	-108.2%

Interest expense	(495,036)	-14.8%	(930,642)	-29.4%	435,606	-46.8%
Interest income	-0-	0.0%	-0-	0.0%	-0-	0.0%
Gain (Loss) on extinguishment of debt	-0-	0.0%	-0-	0.0%	-0-	0.0%
Other Comprehensive Income	4,856	0.1%	-0-	0.0%	4,856	0.0%
Change in derivatives	923,590	27.7%	776,945	24.5%	146,645	18.9%

Net income (loss)	510,399	15.3%	(1,090,654)	-34.4%	1,601,053	-146.8%
Total preferred stock dividends	(51,847)	-1.6%	(51,847)	-1.6%	-0-	0.0%

Net income (loss) attributable to common stockholders	$458,552	13.7%	$(1,142,501)	-36.1%	$1,601,053	-140.1%

Net income (loss) per share	$0.01		$(0.01)

Weighted average number of
shares outstanding	86,481,495		85,507,699

Revenues for the three months ended September 30, 2011 increased approximately 5.3% or $168,510 compared to the three months ended September 30, 2010. The table below provides a comparison of our recognized revenues for the three months ended September 30, 2011 and September 30, 2010.

	For the three months ended
Revenue Activity	September 30, 2011		September 30, 2010		Increase $	Increase %
Set-up Fees	$909,152	27.2%	$1,125,005	35.5%	$(215,853)	-19.2%
Change Orders	91,058	2.7%	44,086	1.4%	46,972	106.5%
Maintenance	1,355,249	40.6%	1,119,923	35.3%	235,326	21.0%
Software Licenses	545,665	16.4%	578,610	18.3%	(32,945)	-5.7%
Professional Services	278,227	8.3%	109,642	3.5%	168,585	153.8%
Hosting	157,965	4.7%	191,540	6.0%	(33,575)	-17.5%
Totals	$3,337,316	100.0%	$3,168,806	100.0%	$168,510	5.3%

Revenues from our TrialMaster software and service fees clients increased by $311,462 or 15.8% during the three months ended September 30, 2011 when compared to the three month period ended September 30, 2010.  We recorded $382,402 in revenues from our licensing activity and $141,213 from professional services associated with our TrialMaster suite during the three months ended September 30, 2011 compared with $352,511 and $83,862, respectively, during the three months ended September 30, 2010.

We recorded $852,197 in revenues associated with clients with our acquisition of the eResearch Technology eClinical Suite software application (“eClinical”) during the three months ended September 30, 2011 compared with $1,115,706 for the three months ended September 30, 2010, a decrease of $263,509 or 23.6%.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  During fiscal 2010 we experienced significant license renewals/additions for this product.  Because of the long-term nature of many of these relationships many of the license purchases were one-time purchases aimed at increasing the total number of licenses available for use.  Maintenance revenues were $501,217 for the three month period ended September 30, 2011 compared to $672,288 for the three month period ended September 30, 2010, a decrease of $171,071 or 25.4%.  The decrease can be attributed to significant one-time payments incurred during fiscal 2010.

We recorded $128,747 in revenues associated with clients on our TrialOne EDC software and other Phase I EDC products and services for the three months ended September 30, 2011 compared with $76,954 for the three months ended September 30, 2010.  During 2011 we began increasing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We have significantly increased our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions, maintenance services and professional services since the software is currently only sold under a technology transfer basis.

Our top five customers accounted for approximately 44.5% of our revenues during the three months ended September 30, 2011 and approximately 40.6% of our revenues during the three months ended September 30, 2010.  One customer accounted for 23.3% of our revenues during the three months ended September 30, 2011.   One customer accounted for 19.1% of our revenues during the three months ended September 30, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 18.0% or $85,556 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Cost of goods sold were approximately 16.8% of revenues for the three months ended September 30, 2011 compared to approximately 15.0% for the three months ended September 30, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. The increase in cost of goods sold is primarily attributable to the increase in the number of employees in our cost of goods sold functions.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

Overall, total operating expenses decreased approximately 25.6% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  Total operating expenses were approximately 80.9% of revenues during the three months ended September 30, 2011 compared to approximately 114.6% of revenues for the three months ended September 30, 2010.

Salaries and related expenses were our biggest operating expense at 67.8% of total operating expenses for the three months ended September 30, 2011 and 68.7% of total operating expenses for the three months ended September 30, 2010. Salaries and related expenses decreased approximately 26.7% for the three months ended September 30, 2011 when compared to the same period that ended September 30, 2010. During the second half of fiscal 2010 we reduced our overall staffing levels by approximately 20% in an effort at matching our staffing levels and total compensation costs more closely with our present and expected revenues and operating activities. The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	September 30, 2011	September 30, 2010	Change	% Change
OmniComm Corporate Operations	$1,372,321	$1,621,884	$(249,563)	-15.4%
New Jersey Operations Office	101,452	311,863	(210,411)	-67.5%
OmniComm Europe, GmbH	211,739	312,435	(100,696)	-32.2%
OmniComm Ltd.	123,320	141,043	(17,723)	-12.6%
Employee Stock Option Expense	21,429	108,516	(87,087)	-80.3%

Total Salaries and related expenses	$1,830,261	$2,495,741	$(665,480)	-26.7%

During the three months ended September 30, 2011 and the three months ended September 30, 2010 we incurred $21,429 and $108,512, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for employee services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 12.7% during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010.  Deducted from rent during 2011 was $3,159 in non-cash, straight-line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.  During the three months ended September 30, 2010 we recorded $48,131 in straight line rent expense resulting in a decrease from our 2010 recognized straight line rent expense of $51,290 or 106.6%.  The decrease in straight line rent is the primary reason for the decrease in rent expense during the three month period ended September 30, 2011.  During late 2010 we increased our office space at our corporate headquarters to accommodate the space needs associated with our three year strategic plan. The increased square footage resulted in an increase in rent expense of $5,601 or 7.4%.  Our primary data site is located at a Cincinnati Bell owned Co-Location facility in Cincinnati, Ohio.  We will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2012.  We entered into a lease for office space in New Jersey in order to integrate our acquisition of the eResearch EDC Assets during the third quarter of fiscal 2009.  That office lease expires in February 2013.  Our OmniComm Ltd. subsidiary entered into a lease for office space during the  last fiscal quarter of of 2009.  That office lease expires in October 2012.  During September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location, subsidiary or operating activity.

For the three months ended
	September 30, 2011	September 30, 2010	Change	% Change
Corporate Office	$81,490	$75,889	$5,601	7.4%
Co location and disaster recovery facilities	106,103	86,706	19,397	22.4%
New Jersey Operations Office	19,482	18,997	485	2.6%
OmniComm Europe, GmbH	11,635	21,488	(9,853)	-45.9%
OmniComm Ltd.	23,268	22,356	912	4.08%
Straight-line rent expense	(3,159)	48,131	(51,290)	-106.6%

Total	$238,819	$273,567	$(34,748)	-12.7%

Consulting services expense decreased to $77,775 for the three months ended September 30, 2011 compared with $112,471 for the three months ended September 30, 2010, a decrease of $34,696 or 30.8%.  Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts.  The Company has, during fiscal 2010 and 2011, used outside consultants in an effort to augment our in-house R & D efforts.  The consulting engagements that have been undertaken or that are currently contemplated for the balance of 2011 involve development projects that are either non-core functionality of our software applications or are for highly specialized work that do not warrant the addition of full-time staff due to their non-recurring nature.  In addition, we decreased employee recruitment spending by bringing most of those efforts in-house.    The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	September 30, 2011	September 30, 2010	Change	% Change
Sales & Marketing	$495	$64,438	$(63,943)	99.2%
Product Development	77,280	48,033	29,247	60.9%

	$77,775	$112,471	$(34,696)	-30.8%

Legal and professional fees decreased approximately 26.2% or $20,760 for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  Professional fees include fees paid to our auditors for services rendered on a monthly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC filings and related matters.  The decrease can be attributed decreases that occurred due to timing differences on audit related fees offset by increases for amounts paid to standardize our information systems on the NetSuite application and an increase of $20,726 for legal fees associated with employment and human resources related matters.  The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2011 and September 30, 2010, respectively.

For the three months ended
Expense Category	September 30, 2011	September 30, 2010	Change	% Change
Audit and Related	$10,059	$49,658	$(39,599)	-79.7%
Accounting Services	28,034	14,558	13,476	92.6%
Miscellaneous	879	12,627	(11,748)	-93.0%
Legal- Employment Related	15,726	(5,000)	20,726	-414.5%
Legal- Financial Related	-0-	4,095	(4,095)	-100.0%
General Legal	3,856	3,376	480	14.2%

	$58,554	$79,314	$(20,760)	-26.2%

Selling, general and administrative expenses (“SGA”) decreased approximately 38.9% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  During the three months ended September 30, 2011 we recorded a reduction of 11,625 in license fees associated with our license agreement with DataSci, LLC compared to an expense of $81,342 during the three months ended September 30, 2010.  We recorded a license fee of $5,191 relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009.  During the nine months ended September 30, 2010 we accrued $167,661 in software licensing expense related to our use of several Microsoft® software products.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Florida, New Jersey, England and Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement.  SGA include the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. The Company increased its marketing, sales and advertising expenditures by approximately 96.5% or $22,048 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Interest expense was $495,036 during the three months ended September 30, 2011 compared to $930,642 for the three months ended September 30, 2010, a decrease of $435,606 or 46.8%.  The decrease is primarily due to a decrease of $487,735 in the amounts accreted on the discounts recorded on convertible notes originally issued in December 2008 which was offset by interest expense incurred on promissory notes.  The table below provides details on the amount of discount accretion recorded for the nine months ended September 30, 2011 and September 30, 2010, respectively.

	Discount Accretion
Fiscal Year - Convertible Note Rounds	2011 Expense	2010 Expense
2008	$-0-	$342,288
2009	-0-	243,685
2011	98,238	-0-
Total	$98,238	$585,973

Interest incurred to related parties was $374,362 during the three months ended September 30, 2011 and $318,415 for the three months ended September 30, 2010, an increase of $55,947 or 17.6%.  This increase is primarily related to the issuance of $3,304,879 in promissory notes to our Chief Executive Officer and Director, Cornelis F. Wit during fiscal 2011. The table below provides detail on the significant components of interest expense for the three months ended September 30, 2011 and September 30, 2010.

Interest Expense
For the three months ended
Debt Description	September 30, 2011	September 30, 2010	Change $

Accretion of Discount from Derivatives	$98,238	$585,973	$(487,735)
August 2008 Convertible Notes	48,395	57,216	(8,821)
December 2008 Convertible Notes	150,628	153,247	(2,619)
Sept 2009 Secured Convertible Debentures	36,296	42,345	(6,049)
Dec 2009 Convertible Debentures	45,067	45,067	-0-
General Interest	17,899	7,802	10,097
Related Party Notes	98,513	38,992	59,521
Total	$495,036	$930,642	$(435,606)

During fiscal 2010 and 2011 we recorded unrealized gains and losses related to changes in our derivative liabilities associated with the issuance of convertible notes that occurred from fiscal 2008 to 2010 and a note payable issued during fiscal 2011.  We recorded a net unrealized gain of $923,590 during the three months ended September 30, 2011 compared with a net unrealized gain of $776,945 during the three months ended September 30, 2010.  The recorded unrealized gains and losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible notes were issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  During the three months ended September 30, 2011, several factors combined to produce the significant unrealized gain from derivative changes we recorded.  These factors include: 1) a significant decrease in the share price on the OTC Bulletin Board of our common stock; 2) a marked increase in the calculated volatility used in the valuation model used in determining the fair value of our derivative liabilities; offset by 3) the maturity date of two of the outstanding convertible notes being extended by two years.  These extensions increased the fair value of the conversion feature liability underlying that convertible note.   These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2011 and during fiscal years 2010, 2009 and 2008 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,847 in its 5% Series A Preferred Stock dividends for the three months ended September 30, 2011 and the three months ended September 30, 2010.

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

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	September 30, 2011	December 31, 2010	Change
Cash	$87,447	$1,213,397	$(1,125,950)
Accounts Receivable, net of allowance for doubtful accounts	867,827	1,031,745	(163,918)
Prepaids	148,929	97,337	51,592
Current Assets	1,104,203	2,342,479	(1,238,276)

Accounts Payable and accrued expenses	1,929,417	1,371,703	557,714
Notes payable, current portion	149,300	12,500	136,800
Notes payable, related parties, current portion	20,000	2,615,000	(2,595,000)
Patent litigation settlement liability, current portion	774,999	765,089	9,910
Deferred revenue, current portion	3,231,286	4,060,425	(829,139)
Convertible notes payable, current portion, net of discount	75,000	395,733	(320,733)
Convertible notes payable, related parties, current portion, net of discount	-0-	2,169,622	(2,169,622)
Conversion feature liability, related parties, current portion	1,147,372	92,134	1,055,238
Conversion feature liability, current portion	29,260	72	29,188
Warrant liability, related parties	2,034,116	206,760	1,827,356
Warrant liability	362,628	54,388	308,240
Current liabilities	9,753,378	11,743,426	(1,990,048)

Working Capital (Deficit)	$(8,649,175)	$(9,400,947)	$751,772

Statement of Cash Flows Disclosure
For the nine months ended
	September 30, 2011	September 30, 2010
Net cash (used in) operating activities	$(1,257,286)	$(2,101,476)
Net cash (used in) investing activities	(71,374)	(281,380)
Net cash provided by financing activities	225,500	2,385,926

Net (decrease) in cash and cash equivalents	(1,125,950)	(30,410)

Changes in working capital accounts	(369,008)	1,410,507
Effect of non-cash transactions on cash and cash equivalents	$3,492,560	$(1,117,227)

Cash and Cash Equivalents

Cash and cash equivalents decreased since December 31, 2010 by $1,129,950 at September 30, 2011.  The decrease is comprised of an operating loss of $4,380,837, which was increased by a decrease in cash from working capital account changes of $369,008 offset by an increase from non-cash transactions of $3,492,560.  In addition, during the nine months ended September 30, 2011 our investing activities were comprised of purchases of property and equipment of $71,374.  During the nine months ended September 30, 2011 we repaid $212,500 in promissory notes and borrowed $438,000 under promissory notes issued to our Chief Executive Officer, Cornelis F. Wit.

During the nine months ended September 30, 2011 and during fiscal 2010, our ability to collect on trade receivables improved when compared to fiscal 2009.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables.  There is some degree of seasonality to our billings and consequently to our receivables collections and working capital position.  Historically, several of our largest client contracts are billed and collected during the first and fourth fiscal quarters.  There is therefore, a corresponding, significant timing-based component to the liquidity position we report that is dependent on the period of our fiscal year being reported.

During the remainder of fiscal 2011 we expect to continue to see improved trade receivables collections and not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, during fiscal 2010, the amounts expended on payroll and operating expenses decreased in connection with a restructuring of our operating costs.  The Company has experienced a commensurate decrease in payables and payroll related accruals and expects these trends to continue during the remainder of fiscal 2011.  Our revenue model mix significantly impacts the size, timing and collection pattern of our receivables since the contract terms and transaction size for our license and ADP models have different payment milestones and thus can have dramatically different billing and payment terms and impact on our operating cash flows.

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

Presently, we have approximately $500,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations during the next 12 months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2011:

Contractual Obligations		Payments Due by Period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$4,108,165	$169,300	(2)	$730,486	(3)	$3,208,379	(4)	$-0-
Convertible Notes	9,665,000	75,000	(5)	8,100,000	(6)	1,490,000	(7)	-0-
Operating Lease Obligations (8)	1,236,066	456,205		193,372		187,881		398,608
Patent Licensing Fees (9)	2,574,999	774,999		450,000		450,000		900,000
Total	$17,584,230	$1,475,504		$9,473,858		$5,336,260		$1,298,608

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in December 2011; $111,800 of 12% notes payable that mature in July 2012 and; $37,500 of 12% notes payable that mature in April 2012
3.
Includes $20,000 of 12% notes payable that mature on December 2012; and $45,000 of 12% notes payable that mature in October 2012; $137,500 of 12% notes payable that mature in April 2013; and $527,986 of 10% notes payable that mature in January 2013.

4.	Includes a $2,866,879 12% note payable that matures in April 2014; and, a $342,000 12% note payable that matures in April 2014.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share
6.
Includes $1,920,000 in 10% convertible notes that mature in August 2013; $4,980,000 in 12% convertible notes that mature in December 2013; and $1,200,000 in 12% convertible notes that mature in March 2013.

7.	Includes $1,490,000 in convertible notes that mature in June 2013.
8.
Includes office lease obligations for our headquarters in Fort Lauderdale, for our regional operating office in New Jersey, our R & D office in England, our European headquarters in Germany and our co-location and disaster recovery computer service centers in Ohio and Florida.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $167,837 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On February 1, 2011, the Company issued a promissory note for $137,500 to Noesis International Holdings, the parent company of Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions from 1999 to 2007 and a significant shareholder in the Company.  The promissory note bears interest at 12% per annum payable April 1, 2013 and replaces a promissory note in the same principal amount that matured on January 31, 2011.

On March 31, 2011, the Company issued a promissory note in the principal amount of $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit.  The promissory note bears interest at 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under several promissory notes originally issued during 2010.  The promissory note is comprised of the following amounts received on the following dates:

i.	Promissory Note issued on April 13, 2010 with a principal amount of $450,000 with a maturity date of December 31, 2011.
ii.	Promissory Note issued on June 29, 2010 with a principal amount of $115,000 with a maturity date of December 31, 2011.
iii.	Promissory Note issued on September 30, 2010 with a principal amount of $695,000 with a maturity date of December 31, 2011.
iv.	Promissory Note issued on December 31, 2010 with a principal amount of $1,197,500 with a maturity date of December 31, 2011.
v.	Promissory Note issued on December 31, 2010 with a principal amount of $409,379 with a maturity date of April 01, 2012.

On May 13, 2011, the Company issued a note payable with a principal amount owed of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.

On September 2, 2011, the Company issued a note payable in the principal amount of $50,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on September 7, 2011.

On September 30, 2011, the Company issued a promissory note in the principal amount of $342,000 to our Chief Executive Officer, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under several promissory notes originally issued during 2011.  The promissory note consolidated several promissory notes as provided below:

i.	Promissory Note issued on August 16, 2011 for $80,000 with a maturity date of January 01, 2013.
ii.	Promissory Note issued on August 19, 2011 for $15,000 with a maturity date of January 01, 2013.
iii.	Promissory Note issued on August 25, 2011 for $35,000 with a maturity date of January 01, 2013.
iv.	Promissory Note issued on September 02, 2011 for $32,000 with a maturity date of January 01, 2013.
v.	Promissory Note issued on September 15, 2011 for $80,000 with a maturity date of January 01, 2013.
vi.	Promissory Note issued on September 28, 2011 for $100,000 with a maturity date of January 01, 2013.

During the next twelve months the following debts mature:  $75,000 of 10% convertible notes currently in default and due; $20,000 from a promissory note, held by our Chief Technology Officer, Randall G. Smith, that matures in December 2011, $111,800 in promissory notes that mature in July 2012 and $37,500 from a promissory note held by an investor that matures in April 2012.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs.  Other than our revenues, current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

Since 2008, the Company has utilized the proceeds of convertible debentures, convertible notes and promissory notes (“Debt Capital”) to satisfy its working capital and capital expenditure needs.  During 2008 and 2009 we raised $10,035,000 in the form of convertible debentures that remain outstanding.  Approximately 96% of that Debt Capital was issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,660,000 to our Chief Executive Officer.  During 2010 we raised $2,886,879 from promissory notes to our Chief Executive Officer.  In addition, we issued a $20,000 promissory note to our Chairman and Chief Technology Officer during 2010.  During 2011 we raised $438,000 in promissory notes to our Chief Executive Officer.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2011, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 29, 2011 regarding our audited financial statements for the year ended December 31, 2010.

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

The Company recognizes sales, for both financial statement and tax purposes in accordance with ASC 605- Revenue Recognition and ASC 605.985, Software Industry Revenue Recognition. ASC 605 requires that revenues be recognized ratably over the life of a contract.  The Company will periodically record deferred revenues relating to advance payments in our contracts.  Under its licensing arrangement the Company recognizes revenue pursuant to ASC 605.985.  Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable.  ASC 605.985, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support.  License revenues are recognized on delivery if the other conditions of ASC 605.985 are satisfied.  License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 30, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on the Company’s condensed consolidated financial statements, but will require a change in the presentation of the Company’s comprehensive income from the notes of the condensed consolidated financial statements, where it is currently disclosed, to the face of the condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, for the period ended September 30, 2011, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) were effective such that the information relating to the Company, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2)  was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls over financial reporting that occurred during the three months ended September 30, 2011 and up to the filing date of this quarterly report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.46	Promissory note dated September 30, 2011 to Cornelis F. Wit
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

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

OmniComm Systems, Inc.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit
Director, Chief Executive Officer (Principal Executive Officer)
Date:	November 10, 2011

By:	/s/ Ronald T. Linares
Ronald T. Linares
Executive Vice President of Finance, Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)
Date:	November 10, 2011