Form 10-K
period 2011-12-31
OMNICOMM SYSTEMS INC
filed 2012-03-22
CIK 1034592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203

OmniComm Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3349762 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2011	71,998,411	$8,639,809

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 22, 2012	Common Stock, $0.001 par value per share	86,481,495

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2012 Annual Meeting of Stockholders to be held on August 2, 2012 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Our eClinical Products offer significant business benefits to our customers and are designed to help clinical trial sponsors more efficiently conduct their clinical trials.  This efficiency can translate into more rapid initiation of data collection, less cost incurred in the data collection process and the ability to make more timely Go/No-Go decisions.   We also provide business process consulting services that focus on more effectively integrating EDC and the broader array of eClinical Solutions and processes into the clinical trial process.  Our goal is to provide our clients a data collection process that is streamlined, efficient and cost-effective.  We believe that our eClinical Solutions are significantly more efficient than the traditional paper collection methods employed by the clinical trial industry in the past.  TrialMaster has been designed to make the trial building process more efficient than the technologies deployed by our competitors.  We are in the process of integrating the TrialOne and the eClinical Suites with TrialMaster in order to provide an end-to-end eClinical solution for our clients.

The benefits of managing a clinical trial using our eClinical products include:

•
Real-Time Access to the Data.  Our eClinical products are designed to provide all interested parties with real-time access to study data over the Internet as it is generated. This allows for the monitoring of patient enrollments and study outcome related clinical trial metrics in a time-frame that allows study sponsors the ability to make effective study conduct related decisions.

•
Faster Study Completion: We believe our eClinical products and services save time at the back-end of a clinical trial by eliminating most of the time it takes for database "clean-up" when compared with studies completed by paper-based Case Report Forms (“CRF”s). This is done by eliminating most incorrect or incomplete entries at the time of entry.  This may be critical if there are any unanticipated future delays in either the commencement or conduct of the study.

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

According to a February 2012 study by PhRMA, developing a new medicine or therapy takes an average of 10 to 15 years.  The process begins with the identification of 5,000 to 10,000 potential compounds.  250 of these compounds will make it to the Preclinical stage after 3 to 6 years.  Then after 6 to 7 years of Phase 1, Phase 2 and Phase 3 Trials, each with potentially hundreds or thousands of volunteers, the FDA might grant approval to a single new drug.  All of the trials for the approved drug as well as the trials for all of the compounds that were abandoned during the research and development process require extensive data capture and tracking.  The effective use of EDC can help reduce the timeline to approval and help ensure data integrity.  The need for EDC does not end with FDA approval.  Post marketing surveillance and the related data capture goes on for years after the drug is approved and marketed.  According to a 2010 Applied Clinical Trials report the costs associated with drug development are increasing at an annual rate of 11.8% which can be compared with sales that are growing in the range of 4.5% to 5.5% globally, and 2% to 5% in the United States.  The report authors suggest that the use of electronic solutions, such as EDC, are essential for achieving the efficiencies needed to speed development and better align development costs with product revenues.

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical Solutions are priced to provide a solid value, which we believe will stimulate customer demand.  In addition, we believe that through the natural evolution of our products and via the additional functionality we have added through our two fiscal 2009 acquisitions that we have increased the scope and quality of products and services we offer.  We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems.  During 2011 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges.

Our business strategy is based upon leveraging the experience of our operations, business development and marketing teams; on building programs and services around our learned best practices; and on building on our existing business model by expanding our relationships and resources.  Key facets of our strategy include:

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

Expand our global customer base. We expect global EDC adoption to increase, resulting in significant growth in spending on EDC solutions. We will continue to pursue new relationships with large global pharmaceutical and biotechnology companies by leveraging our support infrastructure, unique language translation capabilities and industry expertise. In addition, we have marketing, sales and services resources dedicated to small- and middle-market life sciences companies, since we believe this market represents an under-penetrated opportunity for customer expansion.

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

Increase Sales to our Existing Customers. We intend to increase the share of eClinical spending we receive from our existing customers by continuing to increase the scope of services and eClinical Products we offer. The two acquisitions completed in 2009 allowed us to add a dedicated Phase One solution, TrialOne, and a broad set of eClinical solutions including an enhanced reporting tool, a clinical trial management system (“CTMS”), a clinical data management system (“CDMS”) and a client portal that provides user dashboard functionality.  By offering end-to-end eClinical solutions to our customers we believe we afford them the opportunity to experience seamless integration of the services and software products needed to bring their therapies to market.  We believe a suite of integrated eClinical Products and Services will diminish the total cost of ownership; increase the efficiency of the solutions we provide; and will allow us to capture revenues that are currently being spent with other eClinical solution providers.

Emphasize Low Operating Costs.  We are committed to keeping our operating and general and administrative costs low. We have achieved our high gross margins primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time.  We believe that we use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on developing and implementing improvements that increase our efficiency and we believe that as we continue to integrate our three existing software platforms and services that we will enhance our ability to broaden our product line. We have already derived benefit from economies of scale by leveraging our current infrastructure over an expanded operation.

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

Continue Expansion of Indirect Sales Through CRO Partnerships.  Penetrating the CRO market is an important component of our strategic plan.  CROs now employ more R & D personnel worldwide than the major pharmaceutical companies according to a February 2012 report by the Tufts Center for the Study of Drug Development.  By emphasizing CRO partnerships through our CRO Preferred Program™ we have been able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice.  During 2011, the percentage of revenues from our CRO clients totaled approximately 27%.  We initiated the marketing of our CRO Preferred Program in early 2007 and as of December 31, 2011 we had entered into approximately 50 CRO Partner relationships.  CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself.  Our CRO strategy has allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base.  Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products.  The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services.

Develop New Consulting Services.  Organizations are continually seeking advice and assistance in the implementation of tools and processes to better manage their clinical business and meet regulatory requirements.  Our experience working with many different sizes and types of organizations allows us to assist organizations with business strategy, business requirements, and customer software and integration solutions, all using tools, methods, and operating processes required for regulated data and applications.

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

Penetrate the Large Pharma Market. Historically, we have had difficulty penetrating this market due to the size and scope of our operations.  Our long-term success in the eClinical market is predicated on leveraging the R & D, clinical and G & A investments we have made over as large a group of clients and projects as possible.  It is typically more cost efficient, both to us and our clients, to deploy EDC and eClinical Solutions over a broader array of projects since EDC and eClinical solutions provide significant economies of scale from a human resources perspective when compared with traditional paper-based data collection methods.  The largest pharmaceutical companies have R & D budgets encompassing a significantly larger number of therapies and projects than others in the clinical trial space and are therefore in a position to spend more on EDC and eClinical Solutions.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial.  Experience with EDC and other eClinical trial management solutions can also vary based on such factor as client size and sophistication.  Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based EDC solutions.  We offer our eClinical Products under several business models including- ASP and under Technology Transition and Technology Transfer models (both of which are considered licensed) which constituted 52%,  and 43% respectively of our revenues for 2011.

We offer a fully hosted ASP model designed to let the client bring study administration and set-up services in-house yet continue to host the solution with us, as well as a complete Technology Transfer model for clients that want to bring their eClinical technology solution in-house. This methodology allows our customers to use our services at their own pace, given the logistics of their human resource, infrastructure and capital constraints.  This model allows us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

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

ASP contracts provide for flexible pricing that is based on both the size and duration of the clinical trial.  Size parameters for ASP engagements include the number of case report forms (“CRF”) used to collect data and the number of sites utilizing our eClinical Products.  The client pays a trial setup fee based on the previously mentioned factors and then pays an on-going maintenance fee for the duration of the clinical trial that provides software updates, network and site support during the trial. Generally, these contracts will range in duration from three months to five years.  Setup fees are generally earned prior to the inception of a trial; however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” codified within Accounting Standards Codification 605 – Revenue Recognition, which requires that the revenues be recognized ratably over the life of the contract.  The maintenance fee revenues are earned and recognized monthly.  Costs associated with contract revenues are recognized as incurred.  In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability.  In the long-run, we believe this backlog of “unrecognized” revenue, which is recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

Pricing for Technology Transition and Technology Transfer is based on the transfer of a license for one of our eClinical solutions either on a perpetual or term license basis.  Pricing for the license is determined by the number of named users of the licensee and the volume of CRF pages collected annually.  Under our Technology Transition model there is also an annual maintenance charge incurred for hosting and hosting related services.  As part of our licensing model we offer professional and consulting services.  The scope of services includes installation, implementation, validation and training services related to the purchase of an eClinical software application license.  In addition, our professional services team provides consulting services aimed at helping our clients adopt “best practices” related to eClinical use within their existing operations.  Professional and consulting services are generally offered on a time-and-materials basis.

Both the TrialOne software application and eClinical Suites have historically been, and are expected to be sold in the future, under Technology Transfer arrangements.  Technology Transfer and Technology Transition relationships afford our clients with the ability to license eClinical solutions on a more cost-effective basis.  However, these relationships are normally predicated on the client having the internal infrastructure needed to effectively deploy EDC and eClinical products and services.  Consequently, we have found and continue to expect the typical client that licenses our eClinical applications to be a mid-sized or larger CRO; biotechnology or pharmaceutical client that is testing multiple therapies over a significant number of projects.

The advantage to us of having the licensing business model is that it allows us to significantly increase our installed base of EDC clients with a concomitant increase in revenues; however, we are able to make smaller investments in incremental cost of goods sold.  We expect our gross margins under licensing arrangements to exceed those we have historically experienced under our ASP model and are expected to be approximately 80% of revenues.

Our Software Products and Services

TrialMaster Solution for Electronic Data Capture

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage their clinical trial data over the internet. Users at investigative sites such as hospitals and doctor’s offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. For example, a rule could check that a medication start date is earlier than the medication stop date, and prompt the user to correct this before proceeding. Compared to paper studies such real-time feedback dramatically improves the initial data quality. This in turn decreases the time it takes to analyze the study results, helping pharmaceutical, biotech and medical device companies bring their products to market sooner.

TrialMaster has a number of competitive strengths when compared to other EDC products. A key differentiator is that the rule checks described above are implemented using JavaScript, giving a highly-responsive user experience. For example, if a medication is marked as “continuing”, the stop date field can be immediately disabled, preventing inconsistent data from being entered. Other products would allow inconsistent data to be entered and only catch the problem after the user saves the whole form, which is less friendly and considerably more time-consuming. Additionally, TrialMaster has an intuitive user interface, easy navigation, and robust tools for monitoring and tracking the state of the data at any time. Finally, TrialMaster has open Application Programming Interfaces (APIs) that allow other clinical trial applications to send and receive data over the internet. For example, laboratory data can be transmitted and loaded automatically, while an external project management system could inquire about how many patients were enrolled in a particular TrialMaster study and update a summary table accordingly.

TrialMaster has an integrated electronic learning system, a comprehensive set of standard reports and integrated ad-hoc reporting using a sophisticated business intelligence tool called LogiXML®.  TrialMaster allows the collected data to be extracted in a variety of standard formats, such as database tables, comma-delimited files, and SAS® datasets. The latest release also allows the data to be extracted in an industry-standard format called SDTM (Study Data Tabulation Model), simply by defining mappings between the input and output data structures. We believe this feature can save our customers considerable programming time.

TrialBuilder®. TrialBuilder is the tool our customers and professional services staff use to model a clinical study. This includes the data collection forms, the data consistency rules and the visit schedule, as well as the workflow and security rules for accessing and managing the data. TrialBuilder is a sophisticated multi-window application with a productive user interface that utilizes drag-and-drop functionality. For example, to program the rule that a medication start date must be before the stop date, the user would simply drag the start and stop date fields into an expression window, and insert a “less than” sign between them. Our experience indicates that the TrialBuilder tool can be used to model a clinical study far more quickly than is possible with competitive products. This means our customers can get their studies enrolling patients more rapidly, and at lower cost.

TrialMaster Archive allows us to provide human and machine-readable copies of the data when a clinical study has been completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages.  These are delivered to the client via CD in a read-only format, which affords our clients and the FDA the ability to review clinical trial data by: trial; site; patient; visit and by form. The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used.  Each site is provided with a CD with just their site specific data.  The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and an Internet connection is not required. The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all CRFs in FDA submission format.  This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

TrialMaster SafetyLink allows data about serious adverse events to be automatically collated and transmitted to an external safety reporting system. When a serious and unexpected adverse event is recorded during a clinical trial, the sponsor has a maximum of 15 calendar days to report the incident to the regulatory authorities in each country where the trial is being conducted. Historically, the practice has been for staff at the investigative site to fill in the adverse event information  on a paper form and fax this to the sponsor company conducting the trial. With SafetyLink, this information can now be transmitted automatically from the data stored in TrialMaster. This saves time and effort, not to mention improving patient safety by alerting the appropriate staff more quickly.

Hosting. Substantially all of our customers use our hosting services for TrialMaster at our dedicated data center in Cincinnati, Ohio, which is designed specifically to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. Our state of the art facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers.  In addition, we maintain back-up facilities and disaster recovery services out of a location in Fort Lauderdale, Florida.  We use Iron Mountain for offsite data storage.

Our hosting operations incorporate industry-standard hardware, databases and application servers in a flexible, scalable architecture. Elements of our applications’ infrastructure can be replaced or added with minimal interruption in service in order to reduce the likelihood that the failure of any single device will cause a broad service outage. We can scale to increasing numbers of customers by adding additional capacity in the form of servers and disk space. We have invested heavily in our data center operations to expand our storage capacity to meet increasing customer demands. Our storage architecture helps to ensure the safe, secure archiving of customers’ data and to deliver the speed and performance required to enable customers to access and manage their clinical study data in real-time.

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

Consulting and Professional Services

Our services include delivery of our hosted solutions and consulting services, customer support and training and the delivery of implementation services for Technology Transfer engagements, including installation, configuration, validation and training. The primary consulting services we offer for both ASP and Technology Transfer engagements include:

▪
Project Management – We assign a project manager to oversee every project and provide up-to-date communications on the status of the project.  We use a methodology called OmniAdvance, to ensure that all deliverables are standard and of high quality.

▪
Clinical Services – We have expertise in translating a clinical protocol into an electronic Case Report Form format.  We ensure that CRF design, Visit Schedule, Site and Patient Definitions, Edit Checks, Derivations, and Code Lists are all optimized to use industry best practices, and, where applicable, CDISC/CDASH standards.

▪
Training. We provide extensive hands-on and eLearning-based EDC training classes.  Training classes can be conducted at a sponsor location, at an investigator meeting or at an investigator site and via Web-cast.

▪
Custom Configuration.  Our EDC and eClinical platforms are flexible and allow for major reconfiguration.  Each trial can be designed to suit specific client workflows and trial design.  Our eClinical includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

▪
System Integration.  We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.).  We analyze the client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

▪
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

▪
Installation.  There are various architectures for deploying a secure EDC solution to remote investigator sites. These services explore different security, performance and system management alternatives and help the client design and install an optimal solution to meet their unique needs.

▪	Validation. We offer a test kit that includes test cases and documentation to validate the installation of our EDC applications against regulatory requirements.

TrialOne Phase I EDC Software

The Pharma and Biotech Industries are responding to growing pressure to reduce development time and increase the number of new medicines.  According to a October 2010 Advanced Pharma Report, the number of total compounds in active clinical trials has increased from 3,987 in 2004 to 5,605 in 2009.  At the same time the total procedures per protocol have increased from an average of 105.9 during the 4 year period prior to 2004 to an average of 158.1 post 2004.  The majority of EDC vendors cannot support the unique way Phase I trials are conducted.  Often clinical trial sponsors will conduct numerous small studies that require frequent last minute changes.  Those changes can be both time consuming and costly to implement.  Typically, this has caused pharmaceutical companies to continue using traditional paper-based data collection methods.  Typically, Phase I trials are conducted on small subject populations and often only at one site. Studies can be broken down into multiple cohorts where the majority of data is collected in the first 48 hours.

TrialOne has been designed for real-time source-based data collection. Where this is not possible, data is collected through customizable data collection forms that are designed to match the source paper collection forms in order to reduce the errors inherent to data entry.

We believe TrialOne can help dramatically reduce queries through the use of real time edit checks and direct data capture from source medical instrumentation (e.g., ECG, vital sign monitors).  The schedule-driven system, which is automated via the TrialOne application, assists investigators and their staff to collect accurate data at the point of patient collection, thus reducing errors inherent with manual operations in a clinical trial.

TrialOne is a web-based application which provides secure real-time access to all study information, in particular trial sponsors and investigators are provided with information that allows for faster decision making.  Mid-study data provides trial sponsors with information useful in determining a drug’s safety and efficacy. More rapid access to clinical trial data will also allow trial sponsors to stop unsuccessful compounds sooner and to bring the successful therapies to market more quickly.

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

TrialOne Phase I Application Suite

TrialOne is a comprehensive software application suite that provides clinical trial site sponsors, study investigators and study monitors with several tools designed at making the overall Phase I operation more efficient.  Phase I studies are used to conduct the first tests of new drugs or medical devices in humans. They are often held in dedicated Phase I clinics, where volunteers follow a strict timed schedule of dosing followed by measurements such as vital signs, electrocardiograms and repeated blood draws. TrialOne is designed to manage the automation of Phase I clinics. It allows the specification of the schedule and the corresponding dosing and required measurements, then supports the real-time collection of data according to that schedule. Much of the data collection is automated via direct entry from instruments, such as barcode scanners that read barcodes on both the patients and the vials of blood being filled. In short, TrialOne brings tried and tested production-line technology to the process of Phase I clinical trials.

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

Subject Recruitment and Screening.  According to Kenneth Getz with the Tufts CSDD at least 90% of clinical trials are extended by at least 6 weeks due to the failing to enroll patients on schedule and only approximately one-third of the sites in multisite trials successfully enroll the requisite number of patients.  The TrialOne subject recruitment module provides essential functionality for automating the collection and tracking of information involved in finding, screening and scheduling subject candidates for an early phase study.   The use of TrialOne for subject recruitment allows customers to access a comprehensive volunteer record management system with ease and efficiency.  The customized database can be searched for volunteers based on specific demographics, medical history and concomitant medications.  Trial sponsors can define study-specific screening test panels and record volunteer screening test results.  Outbound communications can be managed allowing for the scheduling of calls, sending e-mail blasts, printing mailing labels or exporting flexible CSV files.

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

AdHoc Reporting.  An integrated Ad-Hoc reporting tool is available with wizard-driven report generation with drill-down reports that include interactive charts and graphs.  The AdHoc module supports aggregate data and advanced calculations, an advanced and easy to use export feature, and distributable system reports by configurable schedules.  Data is protected by event configurable security and role-based security.  The AdHoc module allows for real-time data access to important trends such as vital signs and adverse events.

eClinical Suite

The eClinical Suite is comprised of a number of highly configurable modules that can be combined to provide a robust solution for capturing and managing clinical trial data based on client needs.  The modules are:

•	eClinical Portal – the gateway to all functions, data and reports. It provides the means to create an environment specific to any Protocol and User needs.

•	eClinical Data Management – where protocols are defined using libraries of reusable standard objects (Codelists, Data Items, Data Modules, Pages, Edit Checks, etc.).

•
eClinical Data Capture – is the (EDC) module used by Investigator Sites and client Personnel such as Data Managers, Statisticians, Safety, etc.  In this module data can be entered and reviewed; queries resolved, etc.  The interface is highly intuitive and easy to use thereby minimizing end-user training times.  High performance is maintained to keep page turn wait times to a minimum.

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

The eClinical suite is a robust and proven platform with a loyal customer base. There is some functional overlap with TrialMaster, in that both offer an EDC capability.  We continue to progressively integrate the features of the eClinical and TrialMaster tools and have offered those eClinical customers that solely use EDC the option to transition to TrialMaster.

To date, our software has been used to run over 3,000 clinical trials at approximately 40,000 clinical investigative sites worldwide.

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

Generic Drug Effect.  Competition from generic drugs following patent expiration has resulted in increasing market pressure on profit margins.  A 2011 EvaluatePharma report estimated that medicines now generating approximately $133 billion in revenues will be subject to generic competition by 2016.  In 2011 Lipitor, the top selling pharmaceutical medicine in the world came off patent and is now competing with generic versions.  Over the next several years, more drugs will come off patent.  The major pharmaceutical companies will need to increase R&D in order to identify new drugs that can replace the revenue lost to generic versions of their previously protected drugs.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective.  The regulatory review process for new drugs and devices is time consuming and expensive.  For example, a new drug application (“NDA”) can take up to two years before the FDA approves it.  This is in addition to approximately five to nine years of studies required to provide the data to support the NDA.  The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies can lose as much as $35.6 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®. Source: Pfizer, Inc. website.
•	In 2009, over 5,000 compounds were in active clinical trials and the FDA approved 83 drugs for sale. Source: 2011 Tufts Center for the Study of Drug Development report..
•	According to a 2011 Tufts Center for the Study of Drug Development report, the average drug approved for sale by the FDA costs over $1.3 Billion to bring to market.

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
•
Professional services.  The adoption and implementation of eClinical solutions into a clinical trial environment requires significant financial, technical and human resource investment on the part of clinical trial sponsors.  A robust offering of professional services that fully integrate with the technological eClinical offerings will be considered an integral part of any eClinical purchase.

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

Alphadas Licensing Agreement

Effective September 30, 2010, the Company and Logos Holdings, Ltd. (“Logos Holdings”) (a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system.  Pursuant to the agreement, the Company agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning on August 3, 2009, the date of the Company’s acquisition of Logos Technologies.  The license limits the total license fee payable by the Company to Holdings to $200,000.  The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company.  The Company incurred $13,921 in license fees under this arrangement during 2011.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2011, we had approximately 100 customers, including 3 of the top 10 global pharmaceutical companies measured by revenue, the second largest medical device company and the second largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Hoffmann-La Roche	Pharmaceutical (Phase I)
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
Kendle International	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer (Wyeth Consumer Healthcare)	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor Partners.  Our marketing efforts to-date have focused on increasing market awareness of our firm and products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2011, we had 14 employees in sales and marketing.

Our efforts during 2012 will include increasing the number of sales personnel employed in the U.S. and Europe, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.  Three additional sales personnel, one additional sales support person, and one inside sales person will be added in the U.S.  Also, two third-party contractors have been added to supplement the inside sales force for lead generation, one in the U.S. and one in Europe.

Our marketing strategy is to generate qualified sales leads, enhance the global recognition of our brand and products and establish OmniComm as a provider of high value eClinical solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base.  We sponsor and participate in industry events including user conferences, trade shows and webinars. During 2012 we expect to increase the number of articles authored by OmniComm employees and to increase our efforts at participating in cooperative marketing efforts with our CRO partners and other providers of complementary services or technology, including joint press announcements, joint trade show activities and joint seminars and webinars.

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

We have been able to obtain valuable insight into our customers’ needs through the following customer specific initiatives:

User Group Meeting:  In 2011, we successfully hosted our first annual Users Group Meeting.  The feedback from the customers in attendance resulted in several product enhancements that are in process of being implemented.  We will continue to host this forum every year and look forward to fostering a more collaborative relationship with our customers through this annual event.

eClinical webinars:  We host periodic web-based seminars for current and prospective customers, which are typically focused on our products or current developments in the eClinical industry.

Online Customer Forum:  OmniComm has created an online blog via LinkedIn that allows us to have constant communication with our customers.  This interactive forum allows us to post questions, solicit feedback, and share information with our customers on a daily basis.  It also allows our customers to share their opinions with us and other customers as well.  This feedback is invaluable to OmniComm as we strive to produce cutting-edge technology to keep pace with our customers’ needs.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our eClinical solutions.  Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers.  In the past, our philosophy towards software development has been to design and implement all of our solutions through in-house development. As of December 31, 2011, we had approximately 25 employees involved in our research and development efforts.

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

Our research and development department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated research and development team building integration software and APIs on top of our platform. During fiscal 2011, we spent approximately $2,479,000 on R & D activities, the majority of which represented the salaries of our programmers and developers.  In fiscal 2010 we spent approximately $3,304,000 on R & D activities, the majority of which represents salaries to our programmers and developers.

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

In addition, since the software and Internet-based industries are characterized by the existence of a large number of patents, trademarks and copyrights it also involves frequent litigation based on allegations of infringement or other violations of intellectual property rights. We, and other companies in our industry, have entered into a settlement and obtained a license from a patent holder to license third-party technology and other intellectual property rights that are incorporated into some elements of our services and solutions. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims against us, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management attention from executing our business plan or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business and financial position. There is no assurance that we will not become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. An adverse determination on such a claim would increase our costs and could also prevent us from offering our technologies and services to others.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment.  Our revenues prior to 2009 had been generated almost exclusively from U.S. based clients.  Our 2009 acquisitions allowed us to increase the number of clients we service in the European market.  TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia.  We began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations.  During 2007, we expanded our European operations by creating a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of OmniComm Europe BV into that unit. Our European subsidiary, OmniComm Europe, GmbH, operates out of an office in Bonn, Germany.  We currently employ 14 FTEs in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services.  Our European sales and business development efforts are managed out of this location as well.

In August 2009 we acquired the EDC assets of Logos Technologies Ltd. out of administration (similar to a U.S. Chapter 11 bankruptcy proceeding) in the U.K.  As part of that transaction we opened an R & D office for our newly acquired phase one product, TrialOne.  We currently employ seven software developers and engineers out of that office.

During 2009 we also completed the acquisition of the EDC assets of eResearch Technology.  One of the results of our two acquisitions was to increase the number of clients serviced in the European market to approximately 23 clients.  We expect the percentage of revenues generated from our European operations to continue to increase.  In 2011 approximately 17% of total revenues was generated in the European market.

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

Employees

We currently have 90 full time employees of which four are executives, four are administrative, 26 are programmers, engineers or technology specialists, 40 work in clinical operations, three are technology and systems managers and 13 are in sales and marketing.  We employ 53 employees out of our headquarters in Fort Lauderdale, Florida, seven employees out of a regional operating office in Monmouth Junction, New Jersey and nine field sales and marketing employees located in California, Missouri, Massachusetts, New York, Illinois, Tennessee, Pennsylvania, Louisiana, and North Carolina.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 14 FTEs in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs seven employees in Lymington, England.  We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

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

ITEM 1A.  Risk Factors
RISK FACTORS

An investment in our securities is speculative in nature and involves a high degree of risk.  In addition to the other information contained in this Annual Report on Form 10-K, the following material risk factors should be considered carefully in evaluating us and our business before purchasing our securities.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $3,728,830 and $3,335,869 in fiscal 2011 and 2010, respectively. At December 31, 2011, we had an accumulated deficit of approximately $62,525,605 and a working capital deficit of approximately $6,676,476.  We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability.  We expect our operating cash flows to improve in fiscal 2012, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2011, we had outstanding borrowings of approximately $14,935,665 of which:

•	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;
•	approximately $37,500 at 12% is due in April 2012;
•	approximately $111,800 at 12% interest is due in July 2012;
•	approximately $45,000 at 12% is due in October 2012;
•	approximately $20,000 at 12% is due in December 2012;
•	approximately $431,986 at 10% is due in January 2013;
•	approximately $1,200,000 at 12% interest is due in March 2013;
•	approximately $157,500 at 12% interest, is due in April 2013;
•	approximately $1,920,000 at 10% interest is due in August 2013;
•	approximately $1,490,000 at 12% interest is due in October 2013;
•	approximately $4,980,000 at 12% interest is due in December 2013;
•	approximately $2,866,879 at 12% interest is due in April 2014, and
•	approximately $1,600,000 at 12% is due in January 2015.

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

During the years ended December 31, 2011 and 2010 we were required to raise working capital to meet operating expenses in the amount of approximately $1,033,000 and $3,477,500.  Our plan of operations going forward may require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $14,935,665. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

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

As part of our current business model, we store and manage in excess of ten terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and this could lead to reduced revenues and increased expenses. Our hosting services are subject to service level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data storage and management requirements increases, our results of operations could be harmed.

A SYSTEM FAILURE COULD RESULT IN SIGNIFICANTLY REDUCED REVENUES.

Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service.  Clinical trial data could also be affected by computer viruses, electronic break-ins or other similar disruptions.  Our users will depend on Internet service providers, online service providers and other web site operators for access to our products.  Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Further, our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and/or power failure, break-ins, hurricanes, earthquake and similar events. Regionalized power loss caused by hurricanes or other storms if occurring over a long period of time could adversely impact our ability to service our clients.   Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

OUR REVENUES DERIVED FROM INTERNATIONAL OPERATIONS ARE SUBJECT TO RISK, INCLUDING RISKS RELATING TO UNFAVORABLE ECONOMIC, POLITICAL, LEGAL, REGULATORY, TAX, LABOR AND TRADE CONDITIONS IN THE FOREIGN COUNTRIES IN WHICH WE OPERATE, THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

During fiscal 2010 international customers began to account for a substantial percentage of our revenues.  International customers accounted for 17% and 13% of total revenues in fiscal 2011 and fiscal 2010, respectively.  International operations are subject to inherent risks. These risks include:

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

IF OUR LICENSE TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS IS TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS.

We are dependent on a license agreement relating to our current and possibly proposed products that give us rights under intellectual property rights of a third party. This agreement can be terminated on short notice by the licensor if we default on our obligations under the license and fail to cure such default after notice is provided. The license imposes commercialization, certain sublicensing, royalty, insurance and other obligations on us. Our failure, or any third party's failure, to comply with the terms of this license could result in our losing our rights to the license, which could result in our being unable to develop or sell our products.

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

The sales cycle for some of our software solutions frequently takes six months to a year or longer from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted EDC solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon completion of the scope of work detailed in our contracts, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable contract term, typically three months to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed client contracts in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 42% of our revenues during 2011 and approximately 38% of our revenues during 2010.  One customer accounted for 21% of our revenues during 2011 or approximately $2,850,000.  One customer accounted for 20% of our revenues during 2010, or approximately $2,466,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR PRODUCTS OR SERVICES OR OUR CUSTOMERS’ USE OF OUR PRODUCTS OR SERVICES.

Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our products or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although we are entitled to indemnification under our customer contracts against claims brought against us by third parties arising out of our customers’ use of our products, we might find ourselves entangled in lawsuits against us that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right if challenged by the customer obligated to indemnify us or that the customer will be able to fund any amounts for indemnification owed to us. We also cannot assure you that our existing general liability or professional liability insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

WE MAY BE UNABLE TO PREVENT COMPETITORS FROM USING OUR INTELLECTUAL PROPERTY, AND WE COULD FACE POTENTIALLY EXPENSIVE LITIGATION TO ASSERT OUR RIGHTS.  IF WE CANNOT PROTECT OUR PROPRIETARY INFORMATION, WE MAY LOSE A COMPETITIVE ADVANTAGE AND SUFFER DECREASED REVENUES AND CASH FLOW.

We are dependent, in part, on proprietary data, analytical computer programs and methods and related know-how for our day-to-day operations.  We rely on a combination of confidentiality agreements, contract provisions, license agreements, trademarks and trade secret laws to protect our proprietary rights.  Although we intend to protect our rights vigorously, to the extent that our intellectual property and other proprietary rights are not adequately protected, third parties might gain access to our proprietary information, develop and market products or services similar to ours, or use trademarks similar to ours, each of which could materially harm our business.  If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, the proceedings could be burdensome and expensive, even if we were to prevail. There can be no assurance we will be successful in protecting our proprietary rights.  If we are unable to protect our proprietary rights, or if our proprietary information and methods become widely available, we may lose our ability to obtain or maintain a competitive advantage within our market niche, which may have a material adverse effect on our business, results of operations or financial condition.

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

FAILURE TO MANAGE RAPID GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

To manage our current and anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. Our failure to manage our rapid growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our significant operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2011 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 22, 2012, we had 86,481,495 shares of common stock issued and outstanding and 97,123,908 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options.  Of the issued shares, 21,533,508 are eligible for resale pursuant to Rule 144.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 22, 2012, we had a total of 94,373,759 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock.  The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

THE 250,000 SHARES OF SERIES D PREFERRED STOCK ISSUED IN 2010 PROVIDE SUPER-VOTING RIGHTS THAT RESULTED IN A CHANGE OF CONTROL OF THE CORPORATION

Each share of the Series D Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and such shares of Series D Preferred Stock will vote together with the common stockholders, provided for the election or removal of directors the shares of Series D Preferred Stock will be voted in the same percentage as all voting shares of common stock voted for each director.  As a result of the change in control, the holder of the Series D Preferred Shares could vote the shares in a manner that could be contrary to the interests of the holders of our common stock.

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

Provisions of our articles of incorporation and by-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 4,375,224 shares are currently issued and outstanding.  Our board of directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2011 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
Fort Lauderdale, Florida	Corporate Headquarters	11,519 square feet	September 2016
Monmouth Junction, New Jersey	Office Space	3,877 square feet	February 2013
Bonn, Germany	European Headquarters	2,130 square feet	December 2012
Lymington, United Kingdom	Office Space	1,500 square feet	October 2012
Cincinnati, Ohio	Data Center	1,000 square feet	August 2013
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space		August 2012

Our principal executive offices are located in approximately 11,500 square feet of commercial office space at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.  We lease these offices under the terms of a lease expiring in September 2016.  Our annual rental payment under this lease is $173,706 plus sales tax.

We have a regional operating office located at 1100 Cornwall Road, Monmouth Junction, New Jersey.  This office is located in approximately 3,900 square feet of commercial office space.  We lease this office under the terms of a lease expiring in February 2013 and our annual rental payment under this lease is $73,340 plus sales tax.

Our European headquarters are located in approximately 2,100 square feet of commercial office space at Graurheindorfer Strasse 35-39, Bonn, Germany.  We lease these offices under the terms of a lease expiring in December 2012.  Our annual rental payment under this lease is 28,000 Euros or approximately $38,800.

We have an R & D office in Europe for our TrialOne software application. The office is located at The Shipyard, Bath Road, Lymington, Hampshire, UK. The office has an area of approximately 1,500 square feet.   We lease these offices under the terms of a lease expiring in October 2012.  Our annual rental payment under this lease is 51,000 British Pounds or approximately $81,600.

We currently have one data site, which serves as our primary network and data hosting location, it is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in March 2013.  We expect our annual lease payment to be approximately $82,200 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida.  We lease from our landlord, rack space for our SG&A servers and redundant data hosting, an office suite and cubicles that will allow us to maintain operations in the event of a disaster.  Our annual rental payment is $223,406 plus sales tax.  This lease expires in August 2012.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

On January 9, 2012, Simon Kemp, a former employee in the UK of our OmniComm Ltd. subsidiary, filed a claim with the Southampton Employment Tribunal alleging unfair dismissal, failure to provide a written statement of particulars of employment and breach of contract.  The company disagrees with the allegations and filed a response with the Employment Tribunal in February 2012.  This matter is ongoing and we are prepared to vigorously defend against the claim.

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

	HIGH	LOW
Fiscal 2011
1st Quarter	$0.16	$0.08
2nd Quarter	$0.15	$0.09
3rd Quarter	$0.12	$0.05
4th Quarter	$0.07	$0.02

Fiscal 2010
1st Quarter	$0.20	$0.16
2nd Quarter	$0.20	$0.12
3rd Quarter	$0.18	$0.08
4th Quarter	$0.09	$0.03

On March 20, 2012 the closing price of our common stock as reported on the OTC Bulletin Board was $0.07. At March 20, 2012 we had approximately 454 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical fact are "forward looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

During fiscal 2011 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;
•	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
•	Expanding our penetration of the large pharmaceutical sponsor market by leveraging the client contracts we assumed in our 2009 acquisitions;
•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;
•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
•	Emphasizing low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During  2011, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to aggressively expand the scope of our sales and marketing operations in Europe during 2012.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $2,479,000 and $3,304,000 on R & D activities during years ended December 31, 2011 and December 31, 2010, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects.  We currently employ software programmers, engineers and related  support personnel.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced, both via organic growth and through our 2009 acquisitions, success in broadening our client roster over the past several fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.  We believe that strengthening our reputation and broadening the scope of our brand recognition will serve to improve the effectiveness of our sales and marketing efforts.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2011 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing the software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In 2011 we added nine new clients to our license install base and expanded the number of licenses held by 21 exisiting clients.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2012.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 17% of total revenues for the year ended December 31, 2011.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2012.  We have increased the marketing and business development budget for our TrialOne product during 2012 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The Year ended December 31, 2011 compared with the Year ended December 31, 2010

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2011 and December 31, 2010 is included in the table below.

	Summarized Statement of Operations For the year ended December 31,
		% of		% of	$	%
	2011	Revenues	2010	Revenues	Change	Change
Total revenues	$13,599,341		$12,427,511		$1,171,830	9.4%

Cost of sales	2,278,527	16.8%	1,800,281	14.5%	478,246	26.6%

Gross margin	11,320,814	83.2%	10,627,230	85.5%	693,584	6.5%

Salaries, benefits and related taxes	7,810,957	57.4%	9,815,549	79.0%	(2,004,592)	-20.4%
Rent	904,682	6.7%	918,711	7.4%	(14,029)	-1.5%
Consulting	326,738	2.4%	429,240	3.5%	(102,502)	-23.9%
Legal and professional fees	355,880	2.6%	333,561	2.7%	22,319	6.7%
Other expenses	1,486,910	10.9%	1,798,121	14.5%	(311,211)	-17.3%
Selling, general and administrative	1,009,359	7.4%	1,165,512	9.4%	(156,153)	-13.4%
Total operating expenses	11,894,526	87.5%	14,460,694	116.4%	(2,566,168)	-17.7%

Operating loss	(573,712)	-4.2%	(3,833,464)	-30.8%	3,259,752	-85.0%

Interest expense	(2,281,029)	-16.8%	(3,628,230)	-29.2%	1,347,201	-37.1%
Interest income	4,625	0.0%	49	0.0%	4,576	9,338.8%
Other comprehensive income (loss)	(2,822)	0.0%	631	0.0%	(3,453)	(547.2)%
Change in derivatives	(671,405)	-4.9%	4,330,279	34.8%	(5,001,684)	-115.5%

Net loss	(3,524,343)	-25.9%	(3,130,735)	-25.2%	(393,608)	12.6%

Total preferred stock dividends	(204,487)	-1.5%	(205,134)	-1.7%	647	-0.3%

Net loss attributable to common stockholders	$(3,728,830)	-27.4%	$(3,335,869)	-26.8%	$(392,961)	11.8%

Net loss per share	$(0.04)		$(0.04)

Weighted average number of shares outstanding	86,345,605		85,606,706

Revenues for the year ended December 31, 2011 increased  9.4% from the year ended December 31, 2010. The table below provides a comparison of our recognized revenues for the years ended December 31, 2011 and December 31, 2010.

	For the year ended
Revenue Activity	December 31, 2011		December 31, 2010		Increase $	Increase %
Set-up Fees	$3,638,860	26.8%	$4,345,529	35.0%	$(706,669)	-16.3%
Change Orders	366,008	2.7%	217,960	1.8%	148,048	67.9%
Maintenance	5,472,318	40.2%	4,607,680	37.1%	864,638	18.8%
Software Licenses	2,809,629	20.7%	1,605,099	12.9%	1,204,530	75.0%
Professional Services	717,232	5.3%	858,710	6.9%	(141,478)	-16.5%
Hosting	595,294	4.4%	792,533	6.4%	(197,239)	-24.9%
Totals	$13,599,341	100.0%	$12,427,511	100.0%	$1,171,830	9.4%

Overall Revenue increased by $1.2 Million or 9.4%. This is primarily the result of our continuing efforts to expand the number of clients who utilize our EDC products on a license basis rather than under an ASP model. Revenue from licensing was $2,809,629 and $1,605,099 for the years ended December 31, 2011 and December 31, 2010 respectively, a 75% increase.

We recorded revenue of $8,867,296, including $1,565,962 from licensing and $2,988,403 from maintenance associated with our TrialMaster suite during the year ended December 31, 2011 compared with Revenue of $6,895,299 that included $743,358 and $1,328,033, respectively, during the year ended December 31, 2010.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $3,564,795 in revenues associated with clients with our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the year ended December 31, 2011 compared with $5,291,993 for the year ended December 31, 2010.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2010 Revenue results include a number of one-time transactions that were not replicated in 2011.  The 2011 revenue is in line with the pre-2010 revenue run rate.

We recorded $595,293 in revenues from hosting activities and $215,595 in consulting services associated with the eClinical suite during the year ended December 31, 2011 compared with $792,533 and $588,161 respectively, for the year ended December 31, 2010.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded $979,252 in revenues associated with clients on our TrialOne EDC software for the year ended December 31, 2011 compared with $240,289 for the year ended December 31, 2010.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne (the “Acquired Software”).  Both software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both Acquired Software applications to continue to be sold primarily on a licensed basis.

TrialMaster contracts for ASP services provide for pricing that is based on both the size and duration of the clinical trial. Size parameters include the number of case report forms used to collect data and the number of sites utilizing TrialMaster. The client will pay a trial setup fee at the beginning of a project based on the previously mentioned factors and then pay an on-going maintenance fee for the duration of the clinical trial that provides software, network and site support during the trial.

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

Our top five customers accounted for approximately 41.7% of our revenues during the year ended December 31, 2011 and approximately 37.6% of our revenues during the year ended December 31, 2010.  One customer accounted for approximately 21% of our revenues during the year ended December 31, 2011.   One customer accounted for approximately 20% of our revenues during the year ended December 31, 2010. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 27.0% or $478,246 for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  Cost of goods sold were approximately 16.8% of revenues for the year ended December 31, 2011 compared to approximately 14.5% for the year ended December 31, 2010. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the year ended December 31, 2011 primarily due to an increase in volume relating to a pass-thru expense for a third-party service that is classified under cost of goods sold.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 17.7% for the year ended December 31, 2011 when compared to the year ended December 31, 2010.  The decrease in operating expenses can be attributed to the restructuring that occurred in 2010, coupled with our continued focus to maintain our cost structure in line with our revenue.  Total operating expenses were approximately 87.5% of revenues during the year ended December 31, 2011 compared to approximately 116.4% of revenues for the year ended December 31, 2010.

Salaries and related expenses were our biggest operating expense at 65.7% of total operating expenses for the year ended December 31, 2011 compared to 67.9% of total operating expenses for the year ended December 31, 2010.  Salaries and related expenses decreased approximately 20.4% for the year ended December 31, 2011 when compared to the same period that ended December 31, 2010.  The decrease in salary expense is primarily related to the full year impact of our 2010 cost reduction initiatives.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
	December 31, 2011	December 31, 2010	Change	% Change
OmniComm Corporate Operations	$5,328,519	$6,199,413	$(870,894)	-14.0%
New Jersey Operations Office	751,924	1,310,252	(558,328)	-42.6%
OmniComm Europe, GmbH	964,731	1,191,920	(227,189)	-19.1%
OmniComm Ltd.	636,553	529,903	106,650	20.1%
Employee Stock Option Expense	129,229	584,061	(454,832)	-77.9%

Total Salaries and related expenses	$7,810,956	$9,815,549	$(2,004,593)	-20.4%

We currently employ approximately 53 employees out of our Ft. Lauderdale, Florida corporate office, seven employees out of our New Jersey regional operating office, nine out-of-state employees, seven employees out of a wholly-owned subsidiary in the United Kingdom and 21 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next six to nine months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.  In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the year ended December 31, 2011 and the year ended December 31, 2010 we incurred $129,229 and $584,061, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 1.5% during the year ended December 31, 2011 when compared to the year ended December 31, 2010.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2011 is associated with reductions in our straight-line rent expense offset by an increase in our corporate office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-Location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-Location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2012.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Lymington, UK.  That office lease expires in October 2012.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during 2011 was $9,216 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	For the year ended
	December 31, 2011	December 31, 2010	Change	% Change
Corporate Office	$302,935	$266,263	$36,672	13.8%
Co location and disaster recovery facilities	362,408	363,701	(1,293)	-0.4%
New Jersey Operations Office	71,111	71,846	(735)	-1.0%
OmniComm Europe, GmbH	67,063	86,660	(19,597)	-22.6%
OmniComm Ltd.	91,950	73,786	18,164	24.6%
Straight-line rent expense	9,216	56,455	(47,239)	-83.7%

Total	$904,683	$918,711	$(14,028)	-1.5%

Consulting services expense decreased to $326,738 for the year ended December 31, 2011 compared with $429,240 for the year ended December 31, 2010, a decrease of $102,502 or 23.9%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during fiscal 2011 as we utilized the services of additional third-party sources for portions of our product development work. The increase in Product Development consulting expense was offset by the elimination of consulting expenses relating to Sales and Marketing.

	For the year ended
Expense Category	December 31, 2011	December 31, 2010	Change	% Change
Employee Recruitment	$-0-	$30,000	$(30,000)	100.0%
Sales & Marketing	1,394	174,460	(173,066)	-99.2%
Product Development	325,344	224,780	100,564	44.7%

	$326,738	$429,240	$(102,502)	-23.9%

Legal and professional fees increased approximately 6.7% for the year ended December 31, 2011 compared with the year ended December 31, 2010. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2011 legal and professional fees increased primarily due to an increase in Accounting Services relating to our implementation of a new integrated business management software package that includes General Ledger/Accounting, CRM and ERP modules and an increase in Employment Related Legal Expenses relating to new and existing employees. These increases were partially offset by a decrease in Financial Advisory expenses that relate to our 2010 cost restructuring efforts. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2011 and December 31, 2010, respectively.

	For the year ended
Expense Category	December 31, 2011	December 31, 2010	Change	% Change
Financial Advisory	$(5,000)	$53,519	$(58,519)	-109.3%
Audit and Related	95,704	100,836	(5,132)	-5.1%
Accounting Services	136,102	82,447	53,655	65.1%
Legal- Employment Related	72,778	6,175	66,603	1078.6%
Legal- Financial Related	15,370	17,389	(2,019)	-11.6%
General Legal	40,926	73,195	(32,269)	-44.1%

	$355,880	$333,561	$22,319	6.7%

Selling, general and administrative expenses (“SGA”) decreased approximately 13.4% for the year ended December 31, 2011 compared to the year ended December 31, 2010. This decrease is primarily due to a decrease in our insurance expenses and the ongoing reduction in expenses resulting from the restructuring that occurred in 2010. During the year ended December 31, 2011 we recorded $316,809 in license fees associated with our license agreement with DataSci, LLC compared to $223,667 during the year ended December 31, 2010. In 2010 we incurred $50,000 in software licensing expense in conjunction with a software licensing matter with the Business Software Alliance related to our use of several Microsoft® software products. We recorded a license fee of $13,921 during the year ended December 31, 2011 as compared to an expense of $54,642 for the year ended December 31, 2010, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years expenditures.

During the year ended December 31, 2011 we recognized a credit of $119,889 in bad debt expense compared to an expense of $13,954 for the year ended December 31, 2010.  During 2011, we carefully and actively managed our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We were very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2012.

Interest expense was $2,281,029 during the year ended December 31, 2011 compared to $3,628,230 for the year ended December 31, 2010, a decrease of $1,347,201.  Interest incurred to related parties was $1,459,456 during the year ended December 31, 2011 and $1,236,843 for the year ended December 31, 2010.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2011 and December 31, 2010.

Interest Expense
For the year ended

Debt Description	December 31, 2011	December 31, 2010	Change $
Accretion of Discount from Derivatives	$694,361	$2,286,799	$(1,592,438)
August 2008 Convertible Notes	192,000	227,000	(35,000)
December 2008 Convertible Notes	597,600	608,531	(10,931)
Sept 2009 Secured Convertible Debentures	149,852	168,000	(18,148)
Dec 2009 Convertible Debentures	178,800	178,800	-0-
General Interest	91,360	30,407	60,953
Related Party Notes	377,056	128,693	248,363
Total	$2,281,029	$3,628,230	$(1,347,201)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2010 and 2011 were obtained at the best terms available to the Company. During the years ended December 31, 2011 and December 31, 2010 we issued $1,600,000 and $2,866,879, respectively, in Promissory Notes to our Chief Executive Officer and Director, Cornelis Wit

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $671,405 during the year ended December 31, 2011 compared with a net unrealized gain of $4,330,279 during the year ended December 31, 2010.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the years ended December 31, 2011 and December 31, 2010 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $204,487 and $205,134 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2011, and December 31, 2010, respectively.  As of December 31, 2011, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$1,944,661
Series B	609,887
Series C	1,472,093
Total Preferred Stock Arrearages	$4,026,641

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2011, we had working capital deficit of approximately $6,676,476.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	December 31, 2011	December 31, 2010	Change
Cash	$1,302,287	$1,213,397	$88,890
Accounts Receivable, net of allowance for doubtful accounts	1,283,944	1,031,745	252,199
Prepaids	157,363	97,337	60,026
Current Assets	2,743,594	2,342,479	401,115

Accounts Payable and accrued expenses	1,460,835	1,371,703	89,132
Notes payable, current portion	214,300	12,500	201,800
Notes payable, related parties, current portion	-0-	2,615,000	(2,615,000)
Patent litigation settlement liability, current portion	925,000	765,089	159,911
Deferred revenue, current portion	4,293,316	4,060,425	232,891
Convertible notes payable, current portion, net of discount	75,000	395,733	(320,733)
Convertible notes payable, related parties, current portion, net of discount	-0-	2,169,622	(2,169,622)
Conversion feature liability, related parties, current portion	740,218	92,134	648,084
Conversion feature liability, current portion	18,693	72	18,621
Warrant liability, related parties	1,506,287	206,760	1,299,527
Warrant liability	186,421	54,388	132,033
Current liabilities	9,420,070	11,743,426	(2,323,356)

Working Capital (Deficit)	$(6,676,476)	$(9,400,947)	$2,724,471

Statement of Cash Flows Disclosure
For the year ended
	December 31, 2011	December 31, 2010
Net cash used in operating activities	$(310,964)	$(1,953,919)
Net cash used in investing activities	(191,230)	(318,304)
Net cash provided by financing activities	620,500	3,452,500

Net (decrease) in cash and cash equivalents	88,890	1,153,045

Changes in working capital accounts	862,330	1,602,631
Effect of non-cash transactions on cash and cash equivalents	$2,351,049	$(425,815)

Cash and Cash Equivalents

Cash and cash equivalents increased by $88,890 to $1,302,287 at December 31, 2011. The increase is comprised of an operating loss of $3,524,343, offset by an increase from non-cash transactions of $2,351,049 and changes in working capital accounts of $862,330. During the year ended December 31, 2011 we had investing activities comprised of purchases of property and equipment of $191,230. During the year ended December 31, 2011 we raised a gross amount of $1,033,000 in promissory notes, repaid $200,000 in convertible notes and repaid $212,500 in notes payable.

During 2011 our ability to collect on trade receivables improved as compared to fiscal 2009 and 2010.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during 2012 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, the amounts expended on payroll and operating expenses were decreased during fiscal 2010 in connection with a 2010 restructuring of our costs.  The Company has experienced a commensurate decrease in payables and payroll related expenses and expects these trends to continue during fiscal 2012.

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

Presently, we have approximately $550,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2011:

Contractual Obligations		Payments Due by Period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$5,270,665	$214,300	(2)	$589,486	(3)	$2,866,879	(4)	$1,600,000	(5)
Convertible Notes	9,665,000	75,000	(6)	9,590,000	(7)	-0-		-0-
Operating Lease Obligations (8)	1,154,898	420,641		194,738		189,760		349,759
Patent Licensing Fees (9)	2,725,000	925,000		450,000		450,000		900,000
Total	$18,815,563	$1,634,941		$10,824,224		$3,506,639		$2,849,759

1.	Amounts do not include interest to be paid.
2.
Includes $37,500 of 12% notes payable that mature in April 2012; $111,800 of notes payable that mature in July 2012; $45,000 of 12% notes payable that mature in October 2012 and $20,000 of notes payable that mature in December 2012.

3.	Includes $431,986 of 10% notes payable that mature in January 2013 and $157,500 of 12% notes payable that mature in April 2013.
4.	Includes $2,866,879 of 12% notes payable that mature in April 2014.
5.	Includes $1,600,000 of 12% notes payable that mature in January 2015.
6.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
7.
Includes $1,200,000 in 12% Convertible Notes that mature in March 2013; $1,920,000 in 10% Convertible Notes that mature in August 2013; $1,490,000 in 12% Convertible Notes that mature in October 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.

8.
Includes office lease obligations for our headquarters in Fort Lauderdale, our regional operating office in New Jersey, our R & D office in England, our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $169,728 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On February 1, 2011, the Company issued a promissory note payable totaling $137,500 in exchange for a promissory note payable in the same amount originally issued in fiscal 2008 with a maturity date in 2011.  The promissory note bears interest at 12% and matures in April 2013.

On March 31, 2011, the Company issued a promissory note payable totaling $2,866,879 to our Chief Executive Officer in exchange for  promissory notes totaling $2,866,879 that matured in 2011 and 2012.  The new promissory note bears interest at 12% per annum and matures in April 2013.

On April 1, 2011, the Company issued a promissory note payable totaling $45,000 in exchange for outstanding professional fees.  The promissory note bears interest at 12% and matures in October 2012.

On December 31, 2011, the Company issued a promissory note payable totaling $1,600,000 to our Chief Executive Officer in exchange for  $833,000 in promissory notes that matured in 2013 and 2014 along with $767,000 in accrued interest outstanding.  The new promissory note bears interest at 12% per annum and matures in January 2015.

On December 31, 2011, the Company issued a promissory note payable totaling $20,000 to our Chairman and Chief Technology Officer in exchange for a promissory note that matured in 2011.  The new promissory note bears interest at 12% per annum and matures in April 2013.

On December 31, 2010, the Company issued promissory notes payable totaling $431,986 in exchange for two Convertible Debentures originally issued in August 2008 with a maturity date of August 29, 2010 with principal payments totaling $350,000 and accrued interest of 81,986.  The promissory notes bear interest at 10% per annum and mature in January 2013.

During fiscal 2010, $111,800 in promissory notes and $70,000 in convertible notes originally issued in fiscal 2008 and 2009 matured.  The convertible notes are held by two senior managers of the Company.  The convertible notes were extended utilizing promissory note with $12,500 of the notes payable in January 2011, $37,500 payable in April 2012 and $20,000 payable in December 2012.  The new promissory notes bear interest at 12% per annum.  The $111,800 in promissory notes were held by two long term investors and were extended to July 2012.  The notes bear interest at 12% per annum.

During the next twelve months we expect debt in the aggregate amount of $289,300 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $37,500 of 12% notes payable that mature in April 2012; $111,800 of notes payable that mature in July 2012; $45,000 of 12% notes payable that mature in October 2012 and $20,000 of notes payable that mature in December 2012.

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

Since 2008 the Company has utilized the proceeds of convertible debentures and promissory notes to satisfy its working capital and capital expenditure needs.  During 2008 and 2009 we raised $9,665,000 in convertible debentures that remain outstanding.  Approximately 96% of those debentures were issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,660,000 to our Chief Executive Officer.  We raised $1,600,000 and $2,886,879 in 2011 and 2010 respectively from promissory notes to our Chief Executive Officer.  In addition, in 2011 we extended a $20,000 promissory note to our Chairman and Chief Technology Officer that was originally issued in 2010.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending December 31, 2011, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 22, 2012 regarding our audited financial statements for the year ended December 31, 2011.

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

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 605) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract.  The Company will periodically record deferred revenues relating to advance payments in contracts.  Under its licensing arrangements the Company recognizes revenue pursuant to SOP 97-2.  Under these arrangements the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable.  SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support.  License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied.  License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

STOCK BASED COMPENSATION.

The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company currently uses the Black-Scholes option pricing model to determine grant date fair value.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU 2011-12 indefinitely defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU 2011-05, the new standard on comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on the consolidated financial statements.In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2013, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

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

Our financial statements are set forth on Pages F-1 through F-36 attached hereto.

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

Greenberg’s audit reports on our financial statements for the fiscal years ended December 31, 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion. Their opinion for the fiscal years ended December 31, 2008 and 2009 were not qualified or modified as to audit scope or accounting principles except that each such audit report for the fiscal years ended December 31, 2008 and 2009 contained a qualification regarding uncertainty regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2009 and 2008 and the subsequent interim period preceding the date Greenberg resigned as our independent registered public accounting firm (i) there were no disagreements between the Company and Greenberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Greenberg, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2011, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on August 4, 2012 (the “Proxy Statement”).

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Management” - “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Webb & Company, P.A. as independent auditors of OmniComm Systems” in the Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation –Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.1	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series B Preferred Stock offering (15)
4.2	Form of Warrant Agreement including the Form of Warrant issued in connection with the Series C Preferred Stock offering (16)
4.3	Form of 10% Convertible Note (17)
4.4	Form of Placement Agent Unit Option issued to Commonwealth Associates, LP in connection with the Series B Preferred Stock offering (18)
4.5	Form of Placement Agent Unit Option issued to Noesis Capital Corp. in connection with the Series C Preferred Stock offering (19)
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (20)
10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (21)
10.3	1998 Stock Incentive Plan (22)
10.4	Standard Agreement – Proprietary Protection (23)
10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (24)
10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (25)
10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (26)
10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (27)
10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (28)
10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (29)
10.23	Form of Debenture dated February 29, 2008 (30)
10.24	Form of Warrant February 29, 2008 (31)
10.27	Form of Debenture dated August 29, 2008 (32)
10.28	Form of Warrant dated August 29, 2008(33)
10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(34)
10.30	Form of Debenture dated December 16, 2008(35)
10.31	Form of Warrant December 16, 2008(36)
10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (37)
10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009(38)

10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009(39)
10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009(40)
10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto(41)
10.37	Form of Debenture dated September 30, 20(42)
10.38	Form of Warrant dated September 30, 2009(43)
10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (44)
10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010(45)
10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010(46)
10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010(47)
10.44	Promissory note payable to Cornelis F. Wit dated March 31, 2011*
10.45	Promissory note payable to Cornelis F. Wit dated December 31, 2011*
10.46	Promissory note payable to Randall Smith dated December 31, 2011*
14	OmniComm Systems, Inc. Code of Ethics (48)
21	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation***
101.DEF	XBRL Taxonomy Extension Definition***
101.LAB	XBRL Taxonomy Extension Label***
101.PRE	XBRL Taxonomy Extension Presentation***

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.1 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 4.2 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
17	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
18	Incorporated by reference to Exhibit 4.4 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
19	Incorporated by reference to Exhibit 4.5 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
20	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
21	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
22	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
23	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
24	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
25	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
26	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
27	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
28	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
29	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
30	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
31	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
32	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
33	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
37	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009
38	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009
39	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009
40	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009
41	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009
42	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009
43	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009
44	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010
45	Incorporated by reference to Exhibit 10.41 filed with our Form 10-K dated December 31, 2010
46	Incorporated by reference to Exhibit 10.42 filed with our Form 10-K dated December 31, 2010
47	Incorporated by reference to Exhibit 10.43 filed with our Form 10-K dated December 31, 2010
48	Incorporated by reference to our Proxy Statement filed on June 9 2003.

* Filed herewith
**Furnished herewith
***In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2012
OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 22, 2012
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 22, 2012
Randall G. Smith

/s/ Ronald T. Linares	Chief (Principal) Accounting and Financial Officer	March 22, 2012
Ronald T. Linares

/s/ Guus van Kesteren	Director	March 22, 2012
Guus van Kesteren

/s/ Matthew D. Veatch	Director	March 22, 2012
Matthew D. Veatch

/s/ Jonathan Seltzer	Director	March 22, 2012
Jonathan Seltzer

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package
Form 10-K

for the Year Ended
December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
OmniComm Systems, Inc.

We have audited the accompanying balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss attributable to common shareholders of $3,728,830, a negative cash flow from operations of $310,964, a working capital deficiency of $6,676,476 and a stockholders' deficiency of $21,198,559.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 22, 2012

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$1,302,287	$1,213,397
Accounts receivable, net of allowance for doubtful accounts of $142,444 and $269,869 in 2011 and 2010, respectively	1,283,944	1,031,745
Prepaid expenses	157,363	97,337
Total current assets	2,743,594	2,342,479
Property and equipment, net	766,207	1,046,688
Other assets
Intangible assets, net	232,117	696,350
Other assets	33,669	34,218
TOTAL ASSETS	$3,775,587	$4,119,735

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,460,835	$1,371,703
Notes payable, current portion	214,300	12,500
Notes payable related parties, current portion	-0-	2,615,000
Deferred revenue, current portion	4,293,316	4,060,425
Convertible notes payable, related parties, current portion, net of discount of $-0- and $399,645, respectively	-0-	2,169,622
Convertible notes payable, current portion, net of discount	75,000	395,733
Patent settlement liability, current portion	925,000	765,089
Conversion feature liability, related parties, current portion	740,218	92,134
Conversion feature liability, current portion	18,693	72
Warrant liability, related parties	1,506,287	206,760
Warrant liability	186,421	54,388
Total current liabilities	9,420,070	11,743,426

LONG TERM LIABILITIES
Notes payable - long term, net of current portion	3,354,735	409,379
Notes payable related parties, long term, net of current portion, net of discount of $1,132,144 and $-0-, respectively	569,486	601,286
Deferred revenue, long term, net of current portion	584,608	691,234
Convertible notes payable, related parties, net of current portion	9,440,000	6,900,000
Convertible notes payable, net of current portion	150,000	-0-
Patent settlement liability - long term, net of current portion	1,455,247	1,588,439

TOTAL LIABILITIES	24,974,146	21,933,764

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 share authorized 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,481,495 and 86,081,495 issued and outstanding, respectively, at $.001 par value	86,482	86,082
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,572,099	36,906,356
Less cost of treasury stock: common - -0- and 1,014,830 shares, respectively	-	(503,086)
Accumulated other comprehensive (loss)	(53,714)	(24,298)
Accumulated deficit	(62,525,605)	(59,001,262)

TOTAL SHAREHOLDERS' (DEFICIT)	(21,198,559)	(17,814,029)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,775,587	$4,119,735

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2011	2010
Revenues	$13,599,341	$12,427,511

Cost of revenues	2,278,527	1,800,281

Gross margin	11,320,814	10,627,230

Operating expenses
Salaries, benefits and related taxes	7,810,957	9,815,549
Rent & occupancy expenses	904,682	918,711
Consulting services	326,738	429,240
Legal and professional fees	355,880	333,561
Travel	465,810	535,929
Telephone and internet	205,046	271,693
Selling, general and administrative	1,009,359	1,165,512
Bad debt expense	(119,889)	13,954
Depreciation expense	471,709	512,311
Amortization expense	464,234	464,234
Total operating expenses	11,894,526	14,460,694

Operating loss	(573,712)	(3,833,464)

Other income (expense)
Interest expense	(821,573)	(2,391,387)
Interest expense, related parties	(1,459,456)	(1,236,843)
Interest income	4,625	49
Change in derivative liabilities	(671,405)	4,330,279
Other comprehensive income (loss)	(2,822)	631
Loss before income taxes and preferred dividends	(3,524,343)	(3,130,735)
Net loss	(3,524,343)	(3,130,735)
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(204,487)	(205,134)
Total preferred stock dividends	(204,487)	(205,134)
Net loss attributable to common stockholders	$(3,728,830)	$(3,335,869)

Net loss per share
Basic and Diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding
Basic and Diluted	86,345,605	85,606,706

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2011	2010
Net loss	$(3,728,830)	$(3,335,869)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(29,416)	(27,232)

Other comprehensive income (loss)	(29,416)	(27,232)

Comprehensive loss	$(3,758,246)	$(3,363,101)

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE PERIOD JANUARY 1, 2010 TO DECEMBER 31, 2011

	Common Stock			Preferred Stock
				5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock
														Accumulated		Total
	Number of Shares	$0.001 Par Value	Additional Paid In Capital - Common	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid In Capital - Preferred	Accum-ulated Deficit	Other Compre-hensive Income	Treasury Stock	Share-holders' Equity (Deficit)

Balances at December 31, 2009	85,507,699	$86,474	$36,278,798	4,125,224	$4,125	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$3,718,054	$(55,870,527)	$2,934	$(503,086)	$(16,283,228)

Employee stock option expense			584,061													584,061

Common stock issued in lieu of salaries	573,796	574	42,531													43,105

Adjustment for treasury stock transactions		(966)	966													-0-

Foreign currency translation adjustment														(27,232)		(27,232)

Issuance of Series D preferred stock										250,000	250	999,750				1,000,000

Net loss for the period ended December 31, 2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,130,735)	-0-	-0-	(3,130,735)

Balances at December 31, 2010	86,081,495	86,082	36,906,356	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	(59,001,262)	(24,298)	(503,086)	(17,814,029)

Employee stock option expense			129,229													129,229

Treasury stock retired			(503,086)												503,086	-0-

Foreign currency translation adjustment														(29,416)		(29,416)

Issuance of common stock in lieu of pay for services	400,000	400	39,600													40,000

Net loss for the period ended December 31, 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,524,343)	-0-	-0-	(3,524,343)

Balances at December 31, 2011	86,481,495	$86,482	$36,572,099	4,125,224	$4,125	$-0-	$-0-	$-0-	$-0-	250,000	$250	$4,717,804	$(62,525,605)	$(53,714)	$-0-	$(21,198,559)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,524,343)	$(3,130,735)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	671,405	(4,330,279)
Interest expense from derivative instruments	694,361	2,286,799
Common stock issued in lieu of salary	-0-	43,105
Common stock issued in lieu of pay for services	40,000	-0-
Employee stock option expense	129,229	584,061
Depreciation and amortization	935,943	976,545
Bad debt expense	(119,889)	13,954
Changes in operating assets and liabilities
Accounts receivable	(132,310)	(458,580)
Prepaid expenses	(60,026)	141,727
Other assets	549	(8,336)
Accounts payable and accrued expenses	901,132	314,853
Patent settlement liability	26,720	(109,744)
Deferred revenue	126,265	1,722,711
Net cash (used in) operating activities	(310,964)	(1,953,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(191,230)	(318,304)
Net cash used in investing activities	(191,230)	(318,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	1,033,000	3,477,500
Repayments of notes payable	(212,500)	(25,000)
Repayments of notes payable, related parties	(200,000)	-0-
Net cash provided by (used in) financing activities	620,500	3,452,500

Effect of exchange rate changes on cash and cash equivalents	(29,416)	(27,232)
Net increase in cash and cash equivalents	88,890	1,153,045
Cash and cash equivalents at beginning of period	1,213,397	60,352

Cash and cash equivalents at end of period	$1,302,287	$1,213,397

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$584,149	$810,982

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$4,041,879	$-0-
Common stock issued in lieu of salary	-0-	43,105
Conversion of notes payable into Series D Preferred Stock	-0-	1,000,000
Convertible notes payable converted into notes payable	-0-	445,000
Promissory notes issued for accrued interest	767,000	491,365
Common stock issued in lieu of pay for services	40,000	-0-
Notes payable issued for accounts payable	$45,000	$-0-

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the years ended December 31, 2011 and December 31, 2010 we spent approximately $2,478,704 and $3,304,075, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

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

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, royalty-based patent liabilities, the value of derivatives associated with debt issued by the Company and the valuation of any corresponding discount to the issuance of our debt.  Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2010 financial statements to conform to the 2011 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Ltd., in the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $29,416 for the year ended December 31, 2011 and a translation loss of $27,232 for the year ended December 31, 2010.

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

The Company operates in one reportable segment which is the delivery of EDC Software and services to clinical trial sponsors.  The Company segregates its revenues based on the activity cycle used to generate its revenues.  Accordingly, revenues are currently generated through four main activities. These activities include hosted applications, licensing, professional services and maintenance-related services.

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne solution is presently available only on a licensed basis. To date, hosted applications revenues have been primarily related to TrialMaster.

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial: the first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system.  The second component involves application hosting and related support services as well as billable change orders which consist of amounts billed to customers for functionality changes made. The third stage involves services required to close out, or lock, the database for the clinical trial.

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
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

The fees associated with each business activity for the years ended December 31, 2011 and December 31, 2010, respectively are:

	For the year ended
Revenue Activity	December 31, 2011	December 31, 2010
Set-up Fees	$3,638,860	$4,345,529
Change Orders	366,008	217,960
Maintenance	5,472,318	4,607,680
Software Licenses	2,809,629	1,605,099
Professional Services	717,232	858,710
Hosting	595,294	792,533
Totals	$13,599,341	$12,427,511

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staffs. Cost of revenues also includes outside service provider costs.  Cost of revenues are expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectibility of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $142,444 and $269,869 as of December 31, 2011 and December 31, 2010, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2011	December 31, 2010
Beginning of period	$269,869	$267,526
Bad debt expense	(119,889)	13,954
Write-offs	(7,536)	(11,611)
End of period	$142,444	$269,869

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2011, $1,038,456 in cash and cash equivalents were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2011.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2011, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 21% of our revenues during the year ended December 31, 2011 or approximately $2,850,275. One customer accounted for 20% of our revenues during the year ended December 31, 2010 or approximately $2,466,120.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts Receivable
For the years ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Accounts Receivable
December 31, 2011	1	21%	3	59%
December 31, 2010	1	20%	3	44%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the years ended December 31, 2011 and December 31, 2010, respectively.

European Revenues
For the year ended
December 31, 2011		December 31, 2010
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$2,247,812	16.5%	$1,587,676	12.8%

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2011, the Company had $4,877,924 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $4,293,316 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $238,902 and $242,168 for the years ended December 31, 2011 and December 31, 2010, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the years ended December 31, 2011 and December 31, 2010 we spent approximately $2,478,704 and $3,304,075 respectively, on research and development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009.  The 2009 Plan provides for the issuance of up to 7.5 million shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents.  The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008.  The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the 1998 Plan document.  Each plan is more fully described in “Note 14, Employee Equity Incentive Plans.”  The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company currently uses the Black Scholes option pricing model to determine grant date fair value.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2011, we adopted the following new accounting pronouncements:

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes became effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for the Company’s quarter ending June 30, 2012, however, the Company will adopt this pronouncement early. The adoption of ASU 2011-05 did not have a material effect on the Company’s consolidated financial statements, but has required a change in the presentation of the Company’s comprehensive income from the notes of the consolidated financial statements, where it has been previously disclosed, to the face of the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles - Goodwill and Other – Goodwill. Under ASU 2011-08, entities have the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for the Company’s fiscal year beginning January 1, 2012, with early adoption permitted. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.” ASU 2011-12 indefinitely defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement, while still requiring companies to adopt the other requirements contained in ASU 2011-05, the new standard on comprehensive income. ASU 2011-05 is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on the consolidated financial statements.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:                GOING CONCERN

We have experienced net losses and negative cash flows from operations and have utilized debt and equity financings to help provide for our working capital, capital expenditure and R&D needs.  We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations.  Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending December 31, 2011 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4                  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,345,605 and 85,606,706 for the years ended December 31, 2011 and December 31, 2010, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

Antidilutive shares aggregating 97,669,227 and 83,207,557 have been omitted from the calculation of dilutive earnings (loss) per share for the years ended December 31, 2011 and December 31, 2010 respectively as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2011 and December 31, 2010, respectively.

Anti-Dilutive Security	December 31, 2011	December 31, 2010
Preferred stock	2,750,149	2,750,149
Employee stock options	11,158,000	11,822,000
Warrants	58,595,758	40,808,241
Convertible notes	24,620,000	27,200,000
Shares issuable for accrued interest	545,320	627,167

Total	97,669,227	83,207,557

The employee stock options are exercisable at prices ranging from $0.045 to $0.69 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income (loss) per share and were not included in the computation of diluted earnings per share.

For the year ended
	December 31, 2011			December 31, 2010
	Income (loss)	Shares	Per-Share	Income (loss)	Shares	Per-Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Basic EPS	$(3,728,830)	86,345,605	$(0.04)	$(3,335,869)	85,606,706	$(0.04)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-
	------------	---------------	----------	------------	---------------	----------
Diluted EPS	$(3,728,830)	86,345,605	$(0.04)	$(3,335,869)	85,606,706	$(0.04)

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life
Computer & Office Equipment	$1,550,907	$1,094,152	$456,755	$1,466,187	$914,016	$552,171	5 Years
Leasehold Improvements	75,476	60,785	14,691	84,313	51,212	33,101	5 Years
Computer Software	1,477,539	1,207,662	269,877	1,366,955	937,141	429,814	3 Years
Office Furniture	107,389	82,505	24,884	106,759	75,157	31,602	5 Years
	$3,211,311	$2,445,104	$766,207	$3,024,214	$1,977,526	$1,046,688

Depreciation expense for the years ended December 31, 2011 and December 31, 2010 was $471,709 and $512,311, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consists of the following:

	December 31, 2011			December 31, 2010
Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives
Customer lists	$1,392,701	$1,160,584	$232,117	$1,392,701	$696,351	$696,350	3 Years
	$1,392,701	$1,160,584	$232,117	$1,392,701	$696,351	$696,350

Amortization expense was $464,234 and $464,234 for the years ended December 31, 2011 and December 31, 2010, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2012	$232,117
2013	-0-
2014	-0-
2015	-0-

Total	$232,117

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2011	December 31, 2010
Accounts payable	$672,516	$629,775
Accrued payroll and related costs	176,900	179,331
Other accrued expenses	70,047	159,294
Accrued interest	541,372	403,303

Total Accounts Payable and Accrued Expenses	$1,460,835	$1,371,703

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 8:                NOTES PAYABLE

At December 31, 2011, the Company owed $5,270,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non-Related Party		Related Party
Origination	Maturity	Interest	Principal		Long		Long
Date	Date	Rate	December 31, 2011	Current	Term	Current	Term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	137,500	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2010	12/31/2011	12%	20,000	-0-	-0-	-0-	20,000
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(1,132,144)
			$5,270,665	$214,300	$569,486	$-0-	$3,354,735

At December 31, 2010, the Company owed $3,638,165 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non-Related Party		Related Party
Origination	Maturity	Interest	Principal		Long		Long
Date	Date	Rate	December 31, 2010	Current	Term	Current	Term
12/31/2010	7/1/2012	12%	$51,800	$-0-	$51,800	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	-0-	60,000	-0-	-0-
12/31/2008	1/31/2011	9%	137,500	-0-	-0-	137,500	-0-
4/13/2010	12/31/2011	12%	450,000	-0-	-0-	450,000	-0-
6/30/2010	12/31/2011	12%	115,000	-0-	-0-	115,000	-0-
9/30/2010	12/31/2011	12%	695,000	-0-	-0-	695,000	-0-
12/31/2010	12/31/2011	12%	1,197,500	-0-	-0-	1,197,500	-0-
12/31/2010	12/31/2011	12%	20,000	-0-	-0-	20,000	-0-
12/31/2010	4/1/2012	12%	50,000	12,500	37,500	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	-0-	20,000	-0-	-0-
12/31/2010	1/1/2013	10%	308,562	-0-	308,562	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
12/31/2010	4/1/2012	12%	409,379	-0-	-0-	-0-	409,379

		-	$3,638,165	$12,500	$601,286	$2,615,000	$409,379

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of April 1, 2014.  This issuance caused us to calculate and record a derivative liability for the warrant liability.  The warrants were valued using the Black Scholes option pricing model.  A value of $1,178,861 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable.  As a result of the liability we recorded a discount to the note payable.  The carrying amount of the note at the time of issuance was therefore $1,688,018.  The warrant liability (discount) will be amortized over the 36 month duration of the note payable.  The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

The Promissory Note replaced the following Promissory Notes that had been previously issued:

i.	Promissory Note issued on April 13, 2010 for $450,000.00 with a maturity date of December 31, 2010.
ii.	Promissory Note issued on June 29, 2010 for $115,000.00 with a maturity date of December 31, 2010.
iii.	Promissory Note issued on September 30, 2010 for $695,000.00 with a maturity date of December 31, 2010.
iv.	Promissory Note issued on December 31, 2010 for $1,197,500.00 with a maturity date of December 31, 2010.
v.	Promissory Note issued on December 31, 2010 for $409,379.18 with a maturity date of April 01, 2012.

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On September 2, 2011, the Company issued a note payable in the principal amount of $50,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on September 7, 2011.

On September 30, 2011, the Company issued a promissory note in the principal amount of $342,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on April 1, 2014.  The promissory note consolidates the principal amounts owed under the following promissory notes originally issued during 2011.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

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

On October 5, 2011, the Company issued a note payable in the principal amount of $130,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On October 28, 2011, the Company issued a note payable in the principal amount of $123,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On October 31, 2011, the Company issued a note payable in the principal amount of $82,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

On November 23, 2011, the Company issued a note payable in the principal amount of $60,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This was note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On December 1, 2011, the Company issued a note payable in the principal amount of $150,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on December 27, 2011.

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on January 1, 2015.  The promissory note consolidates the amounts owed as detailed below:

i.	Promissory Note issued on May 13, 2011 for $96,000.00 with a maturity date of January 01, 2013;
ii.	Promissory Note issued on September 30, 2011 for $342,000.00 with a maturity date of April 01, 2014;
iii.	Promissory Note issued on October 05, 2011 for $130,000.00 with a maturity date of April 01, 2014;
iv.	Promissory Note issued on October 28, 2011 for $123,000.00 with a maturity date of April 01, 2014;
v.	Promissory Note issued on October 31, 2011 for $82,000.00 with a maturity date of April 01, 2014;
vi.	Promissory Note issued on November 23, 2011 for $60,000 with a maturity date of January 1, 2013; and
vii.	Accrued and unpaid interest in the amount of $767,000.

This issuance caused us to calculate and record a derivative liability for the warrant liability.  The warrants were valued using the Black Scholes option pricing model.  A value of $247,999 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable.  As a result of the liability we recorded a discount to the note payable.  The carrying amount of the note at the time of issuance was therefore $1,352,001.  The warrant liability (discount) will be amortized over the 36 month duration of the note payable.  The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2011.

				Principal			Discount	Carrying Amount	Carrying Amount
				at		Total	at	at	Short Term		Long Term
Date of Issuance	Maturity Date	Interest Rate	Original Principal	December 31, 2011	Allocated Discount	Discount Amortized	December 31, 2011	December 31, 2011	Related	Non Related	Related	Non Related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	March 31, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000

Totals			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$0	$9,665,000	$0	$75,000	$9,440,000	$150,000

The following table summarizes the convertible debt outstanding as of December 31, 2010.

				Principal			Discount	Carrying Amount	Carrying Amount
				at		Total	at	at	Short Term		Long Term
Date of Issuance	Maturity Date	Interest Rate	Original Principal	December 31, 2011	Allocated Discount	Discount Amortized	December 31, 2011	December 31, 2011	Related	Non Related	Related	Non Related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	March 31, 2013	12%	1,400,000	1,400,000	526,400	438,667	87,733	1,312,267	1,031,067	281,200	-0-	-0-
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	623,813	311,907	1,178,093	1,138,555	39,533	-0-	-0-

Totals			$11,097,500	$9,865,000	$4,884,450	$4,484,810	$399,640	$9,465,360	$2,169,622	$395,733	$6,900,000	$0

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of December 31, 2011, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $94,728 of accrued interest at December 31, 2011.

Secured Convertible Debentures

On September 30, 2009, we sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer.   We received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  The warrants are now exercisable until September 30, 2015 at an exercise price of $0.25 per share.

Convertible Debentures

On December 31, 2009, we sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer.  We received net proceeds of $1,490,000.  The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering.  The warrants are now exercisable until December 31, 2015 at an exercise price of $0.25 per share.

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2011 are as follows:

2012	$75,000
2013	9,590,000
2014	-0-
2015	-0-
2016	-0-
Total	$9,665,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2011 and December 31, 2010.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2011 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 that are associated with two notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2011	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$758,911	$-0-	$-0-	$758,911
Warrant liability	1,692,708	-0-	-0-	1,692,708
Total of derivative liabilties	$2,451,619	$-0-	$-0-	$2,451,619

(1)
The fair value of the Derivative Instruments was estimated using the Income Approach and using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2011

(2)	The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at December 31, 2011
Risk free interest rate	0.11% to 0.39%
Dividend yield	0.00%
Expected Volatility	179.7% to 261.0%
Expected life (range in years)
Conversion feature liability	1.25 to 1.96
Warrant liability	0.16 to 4.25

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair Value	Quoted prices in active markets for identical assets/ liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	at December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$92,206	$-0-	$-0-	$92,206
Warrant liability	261,148	-0-	-0-	261,148
Total of derivative liabilties	$353,354	$-0-	$-0-	$353,354

(1)
The fair value of the Derivative Instruments was estimated using the Income Approach and using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2010

(2)	The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at December 31, 2010
Risk free interest rate	0.12% to 2.55%
Dividend yield	0.00%
Expected Volatility	72.0%
Expected life (range in years)
Conversion feature liability	0.25 to 2.96
Warrant liability	1.16 to 3.00

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

	Other income for the year ended
	December 31, 2011	December 31, 2010
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(671,405)	$4,330,279

Total unrealized gains/(losses) included in earnings	$(671,405)	$4,330,279

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2011 and December 31, 2010. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2011 and December 31, 2010.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of year
Year ended December 31, 2011
Derivatives:
Conversion feature liability	$92,206	$-0-	$666,705	$-0-	$-0-	$758,911
Warrant liability	261,148	-0-	4,700	1,426,860	-0-	1,692,708
Total of derivative liabilties	$353,354	$-0-	$671,405	$1,426,860	$-0-	$2,451,619

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of year
Year ended December 31, 2010
Derivatives:
Conversion feature liability	$1,945,440	$-0-	$(1,853,234)	$-0-	$-0-	$92,206
Warrant liability	2,738,193	-0-	(2,477,045)	-0-	-0-	261,148
Total of derivative liabilties	$4,683,633	$-0-	$(4,330,279)	$-0-	$-0-	$353,354

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2011 are as follows:

2012	$420,641
2013	194,738
2014	189,760
2015	197,350
2016	152,409

Total	$1,154,898

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $904,682 and $918,711 for the years ended December 31, 2011 and December 31, 2010, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in December 2012.  The Company is presently reviewing its options in relation to its office lease in the German office but believes that suitable office space is available at market rates similar to those it currently has.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

LEGAL PROCEEDINGS

On November 24, 2010, Achyut Dhakal, a former employee, filed suit in the United States District Court for the Southern District of Fort Lauderdale, Florida, Miami Division, alleging racial and national discrimination, retaliation for a requested FMLA leave, retaliation under state whistleblower provisions and monies owed for overtime pay under the Fair Labor Standards Act (FLSA).  The Company disagreed with the allegations and submitted its response on February 1, 2011.  On March 3, 2011, the Company and Mr. Dhakal, subject to the terms agreed to during a court mandated settlement conference, entered into a Settlement Agreement and Full Release subject to mutual non-disclosure provisions.  On March 3, 2011, the Court entered an Order of Dismissal with Prejudice approving the settlement.

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

2012	$450,000
2013	450,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,700,000

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction.  The Company began making annual payments of $100,000 to DataSci beginning in July 2009 and has to-date made payments totaling $200,000.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

During the years ended December 31, 2011 and December 31, 2010, respectively, the Company recorded a charge to earnings of  $316,809 and $223,667 respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2011 and December 31, 2010 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

During the year ended December 31, 2010 we accrued $167,661 in software licensing expense related to our use of several Microsoft® software products.  The final recorded expense was $50,000.

EMPLOYMENT AGREEMENTS

In December 2011, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer through December 31, 2012. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term.  Mr. Wit receives an annual salary of $183,600 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives.  In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration.   The agreement also provides, among other things, for participation in employee benefits available to employees and executives.  Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2011, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $270,300 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones.  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.  If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six months salary.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In December 2011, we entered into a consulting agreement with Mr. Ronald Linares to serve as our Chief Financial Officer.  The consulting agreement commences January 1, 2012 and may be terminated by either party at any time and for any reason upon thirty (30) days prior written notice.  Under the terms of this agreement, Mr. Linares receives monthly compensation of $15,000.  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  The consulting agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

In September 2011, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $290,700 subject to annual adjustment for cost of living increases.  Mr. Johnson is eligible for a bonus, payable on an annual basis, equal to 5% of the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA).  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions.  If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three months salary for every year of service up to a maximum of twelve months salary.  The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

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

Fernando Montero. a member of our Board of Directors, is president, director and sole shareholder of Mentor Capital Corporation (“Mentor Capital ”). Mentor Capital is the fund manager for Atlantic Balanced Fund (“ABF”) having voting and dispositive control of the shares in OmniComm Systems, Inc. held by ABF and therefore Mr. Montero may be deemed to beneficially own the shares held by ABF. Mr. Montero also has voting and dispositive control of the shares in OmniComm Systems, Inc. held by Atlantic Security Bank (“ASB”) and therefore may be deemed to beneficially own the shares held by ASB. Mr. Montero may be deemed to beneficially own an aggregate of 7,873,411 shares of the Common Stock (as described below), which constitute approximately 9.1% of the outstanding shares of our Common Stock

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999.  The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011.  Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009.  The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008.  The Company repaid $60,000 in principal on this promissory note during the year ended December 31, 2010.   The promissory note was extended and now has a maturity date of April 1, 2013.  We incurred $12,375 in interest expense on the note payable to Noesis Capital Corp., the Placement Agent for the Company during the year ended December 31, 2010 and $16,149 for the year ended December 31, 2011.

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technolgy Officer, Randall G. Smith.  On December 31, 2011, the Company extended the promissory note that had matured on that date.  The promissory note bears interest at 12% per annum with interest payable monthly. Mr. Smith extended the maturity date of his promissory note until April 1, 2013

During the year ended December 31, 2010, the Company issued 573,796 shares of common stock to eleven employees of the Company including our Chief Executive Office, Chief Operating Officer, Chief Technology Officer and Chief Financial Officer.  The shares of common stock were issued in lieu of salary.  The shares were valued at prices ranging from $0.05 to $0.18 per share based on the closing share price of our common stock on the OTC Bulletin Board on the date of several payrolls during the year ended December 31, 2010 for salaries totaling $43,105.

As of December 31, 2011, we have an aggregate of $13,126,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

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

•
From July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009.  On September 30, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures were due on March 30, 2011 which were convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company. On March 30, 2011, Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.

•
From October to December 2009, Mr. Wit invested $1,440,000 which amount was aggregated under the terms of one convertible note dated December 31, 2009. This note was convertible at the option of the holder into any new securities we issued before the maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of April 1, 2014.

The Promissory Note replaced the following Promissory Notes that had been previously issued:

i.	Promissory Note issued on April 13, 2010 for $450,000.00 with a maturity date of December 31, 2010.
ii.	Promissory Note issued on June 29, 2010 for $115,000.00 with a maturity date of December 31, 2010.
iii.	Promissory Note issued on September 30, 2010 for $695,000.00 with a maturity date of December 31, 2010.
iv.	Promissory Note issued on December 31, 2010 for $1,197,500.00 with a maturity date of December 31, 2010.
v.	Promissory Note issued on December 31, 2010 for $409,379.18 with a maturity date of April 01, 2012.

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

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On June 30, 2011, the Company extended a convertible note in the principal amount of $1,440,000 held by our Chief Executive Officer and Director, Cornelis F. Wit that had matured on that date.  The convertible note which was originally issued on December 31, 2009, bears interest at 12% per annum with interest payable monthly. Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  We also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015.

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

On October 5, 2011, the Company issued a note payable in the principal amount of $130,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On October 28, 2011, the Company issued a note payable in the principal amount of $123,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On October 31, 2011, the Company issued a note payable in the principal amount of $82,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On November 23, 2011, the Company issued a note payable in the principal amount of $60,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On December 1, 2011, the Company issued a note payable in the principal amount of $150,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on December 27, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on January 1, 2015.  The promissory note consolidates the amounts owed as detailed below:

i.	Promissory Note issued on May 13, 2011 for $96,000 with a maturity date of January 01, 2013;
ii.	Promissory Note issued on September 30, 2011 for $342,000 with a maturity date of April 01, 2014;
iii.	Promissory Note issued on October 05, 2011 for $130,000 with a maturity date of April 01, 2014;
iv.	Promissory Note issued on October 28, 2011 for $123,000 with a maturity date of April 01, 2014;
v.	Promissory Note issued on October 31, 2011 for $82,000 with a maturity date of April 01, 2014;
vi.	Promissory Note issued on November 23, 2011 for $60,000 with a maturity date of January 1, 2013; and
vii.	Accrued and unpaid interest in the amount of $767,000.

For the years ended December 31, 2011 and December 31, 2010 we incurred $1,459,456, and $1,236,843, respectively, in interest expense payable to related parties.

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

As of December 31, 2011 we had the following outstanding securities:

o	86,481,495 shares of common stock issued and outstanding;
o	58,595,758 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010
Preferred stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.  The preferred stock will rank senior to our common stock for the payment of dividends and the distribution of assets on liquidation.  In addition, the Board of Directors may fix and determine all privileges and rights of the authorized preferred stock series including:

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

There were cumulative arrearages of $1,944,461 and $1,740,174, or $0.47 and $0.42 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2011 and December 31, 2010, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

The designations, rights and preferences of the Series B Preferred Stock include:

o           the stated value of each share is $10.00 per share,
o           the shares are not redeemable,
o           each share of Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert, subject to limitations based on trading volume, into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share.  We may require all outstanding shares of the Series B Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The NASDAQ Stock Market or other comparable national stock exchange or the OTC Bulletin board and a registration statement registering the shares of common stock issuable upon conversion of the Series B Preferred Stock has been declared effective,
o           the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,
o           the shares of Series B Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock,
o           each share of Series B Preferred Stock will rank senior to our Series A Preferred and pari passu with our Series C Preferred Stock,
o           in the event of our liquidation or winding up, each share of Series B Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and
o           the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2011 and December 31, 2010, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.36 and $4.36 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2011 and December 31, 2010, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

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

The designations, rights and preferences of the Series D Preferred Stock include:

o           the stated value of the Series D Preferred is $0.001 per share.
o           the Series D Preferred has no rights to receive dividend distributions or to participate in any dividends declared by the Corporation to or for the benefit of the holders of its common stock.
o           the shares of Series D Preferred are not convertible into or exchangeable for any other security of the Corporation.
o           except as provided in Series D Preferred Designation, in the case of the death or disability of Series D Preferred holder, the Series D Preferred is not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares of such Series D Preferred. In the event any shares of Series D Preferred are redeemed pursuant, the shares redeemed will automatically be canceled and returned to the status of authorized but unissued shares of preferred stock.
o           each share of Series D Preferred entitles the holder to Four Hundred (400) votes.  With respect to such vote, the holder is entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, and is entitled to vote, together as a single class with holders of common stock and any other series of preferred stock then outstanding, with respect to any question or matter upon which holders of common stock have the right to vote.  The Series D Preferred will also entitle the holders to vote the shares as a separate class as set forth herein and as required by law. In the event of any stock split, stock dividend or reclassification of the Corporation's common stock, the number of votes which attach to each share of Series D Preferred shall be adjusted in the same proportion as any adjustment to the number of outstanding shares of common stock. The shares of Series D Preferred present at a meeting of the Company’s shareholders shall vote in the same percentage as all voting shares voted for each director at the Company’s shareholder meeting in connection with the election or removal of directors to or from the Corporation’s Board of Directors,
o           in the event of the liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of shares of the Series D Preferred then outstanding are entitled to receive before holders of shares of common stock receive any amounts, out of the remaining assets of the Corporation available for distribution to its stockholders, an amount equal to $0.001 per share.
o           so long as any shares of Series D Preferred are outstanding, the Company cannot without first obtaining the written approval of the holders of at least a majority of the voting power of the then outstanding shares of such Series D Preferred Stock (i) alter or change the rights, preferences or privileges of the Series D Preferred, or (ii) increase or decrease the total number of authorized shares of Series D Preferred Stock.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

o           the holders of the Series D Preferred are not entitled to rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class.
o           the Company has a thirty (30) day “right of first refusal” in which to match the terms and conditions set forth in any bona fide offer received by holders of the Series D Preferred Stock.  The Company must purchase all of those shares of Series D Preferred offered by the holder of the Series D Preferred Stock.
o            the holders of Series D Preferred cannot, directly or indirectly, transfer any shares of Series D Preferred.  Any such purported transfer shall be of no force or effect and shall not be recognized by the Company.

The following table presents preferred dividends accreted for the years ended December 31, 2011 and December 31, 2010, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	Year ended December 31,		Year ended December 31,
	2011	2010	2011	2010
Preferred stock dividends in arrears Series A	$204,487	$205,134	$0.05	$0.05
Preferred stock dividends in arrears Series B	$-0-	$-0-	$0.00	$0.00
Preferred stock dividends in arrears Series C	$-0-	$-0-	$0.00	$0.00

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2011 and December 31, 2010, and the related changes during these years.

December 31, 2011 Warrants Outstanding				December 31, 2011 Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.25 – 0.60	58,595,758	1.94	$0.38	58,595,758	$0.38

December 31, 2010 Warrants Outstanding				December 31, 2010 Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.25 – 0.60	40,808,241	2.21	$0.44	40,808,241	$0.44

Warrants
Balance at December 31, 2010	40,808,241
Issued	17,867,517
Exercised	-0-
Expired/Forfeited	(80,000)
Balance at December 31, 2011	58,595,758
Warrants Exercisable at December 31, 2011	58,595,758
Weighted Average Fair Value of Warrants Granted During 2011	$0.25

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2009	$2,934	$2,934
2010 Activity	(27,232)	(27,232)
Balance December 31, 2010	(24,298)	(24,298)
2011 Activity	(29,416)	(29,416)
Balance at December 31, 2011	$(53,714)	$(53,714)

NOTE 14:              EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plan

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant for most employees, officers and directors of the Company.  Options granted to employees generally vest either upon grant or in two installments.  The first vesting, which is equal to 50% of the granted stock options, occurs upon completion of one full year of employment from the date of grant and the second vesting occurs on the second anniversary of the employee’s employment.  The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

As of December 31, 2011, there were 4,516,000 outstanding options that have been granted under the 2009 Plan.  At December 31, 2011, there were 2,984,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of December 31, 2011, there were 6,642,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)

Outstanding at December 31, 2008	10,997,770	$0.46
Granted	2,890,000	0.22
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(1,826,270)	(0.43)

Outstanding at December 31, 2009	12,061,500	0.40	3.62	$-0-
Granted	1,865,000	0.23
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,104,500)	(0.32)

Outstanding at December 31, 2010	11,822,000	0.39	3.21	$-0-
Granted	1,686,000	0.12
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,350,000)	0.30

Outstanding at December 31, 2011	11,158,000	$0.37	2.52	$-0-

Vested and Exercisable at December 30, 2011	9,329,500	$0.42	2.16	$-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2011 and December 31, 2010, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the year ended December 31, 2011	1,410,000	$319,868
Fair value of options vested during the year ended December 31, 2010	2,432,084	$456,682

Cash received from stock option exercises for the years ended December 31, 2011 and December 31, 2010 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2011 and December 31, 2010.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

The following table summarizes information concerning options outstanding at December 31, 2011:

Awards Breakdown by Range as at December 31, 2011
	Outstanding			Vested
Strike Price Range ($)	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	3,376,000	3.75	$0.15	1,547,500	3.02	$0.20
0.21 to 0.29	2,785,000	2.08	0.26	2,785,000	2.08	0.26
0.30 to 0.49	875,000	1.90	0.45	875,000	1.90	0.45
0.50 to 0.70	4,122,000	1.94	0.60	4,122,000	1.94	0.60
0 to 0.70	11,158,000	2.52	$0.37	9,329,500	2.16	$0.42

The following table summarizes information concerning options outstanding at December 31, 2010:

Awards Breakdown by Range as at December 31, 2010
	Outstanding			Vested
Strike Price Range ($)	Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0 to 0.20	1,900,000	4.06	$0.19	1,410,000	3.98	$0.20
0.21 to 0.29	4,585,000	3.16	0.26	4,090,000	3.02	0.26
0.30 to 0.49	935,000	2.86	0.45	935,000	2.86	0.45
0.50 to 0.70	4,402,000	2.95	0.60	3,777,000	3.07	0.60
0 to 0.70	11,822,000	3.21	$0.39	10,212,000	3.16	$0.39

The weighted average fair value (per share) of options granted during the years ended December 31, 2011, and December 31, 2010 using the Black Scholes option-pricing model was $0.10 and $0.10, respectively.

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

The fair value of share-based payments was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

	Stock Option Assumptions for the year ended
	December 31, 2011	December 31, 2010
Stock Option Assumptions
Risk-free interest rate	0.91%	1.93%
Expected dividend yield	0.0%	0.00%
Expected volatility	166.2%	72.3%
Expected life of options (in years)	5.0	5.0

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND DECEMBER 31, 2010

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2011	2010
Stock options granted during the year ended December 31,	$0.10	$0.10

Stock options vested during the year ended December 31,	0.23	0.19

Stock options forfeited during the year ended December 31,	$0.15	$0.27

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2011, and changes during the year ended December 31, 2011 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2011	1,610,000	$0.36

Nonvested Shares at December 31, 2011	1,828,500	$0.10

As of December 31, 2011, approximately $126,260 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.28 years.

NOTE 15:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows

	December 31, 2011	December 31, 2010
Statutory rate applied to loss before income taxes	$(1,326,210)	$(1,178,096)
Increase (decrease) in income taxes results from:
Non deductible expenses	529,790	(549,179)
Change in deferred assets	119,214	84,166
Other	(4,190)	-0-
Change in valuation allowance	681,396	1,643,109

Income tax expense (benefit)	$-0-	$-0-

The components of income tax expense (benefit) for the years ended:

	December 31, 2011	December 31, 2010
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-
Deferred tax expense (benefit):
Bad debt allowance	47,950	(882)
Operating loss carryforward	(848,561)	(1,726,393)
Patent litigation settlement	119,215	84,166
	(681,396)	(1,643,109)
Valuation allowance	681,396	1,643,109
Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2011	December 31, 2010
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	52,629	100,579
Patent litigation liability accrual	468,891	588,106
Operating loss carryforwards	16,920,055	16,071,494
Gross deferred tax assets	17,725,273	17,043,877

Valuation allowance	(17,725,273)	(17,043,877)
Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $47,210,372.  This loss is allowed to be offset against future income until the year 2031 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2011.  The change in the valuation allowance for the year ended December 31, 2011 was an increase of $681,396.

NOTE 16:              SUBSEQUENT EVENTS

On January 9, 2012, Simon Kemp, a former employee in the UK of our OmniComm Ltd. subsidiary, filed a claim with the Southampton Employment Tribunal alleging unfair dismissal, failure to provide a written statement of particulars of employment and breach of contract.  The company disagrees with the allegations and filed a response with the Employment Tribunal in February 2012.  This matter is ongoing and we are prepared to vigorously defend against the claim.