Form 10-Q
period 2012-03-31
OMNICOMM SYSTEMS INC
filed 2012-05-10
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012
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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 10, 2012: 86,481,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4	Controls and Procedures	48
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	49
SIGNATURES		50

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CEO Cornelis F. Wit*
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – CFO Ronald T. Linares*
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 –Principal Executive Officer and Principal Financial Officer**
Exhibit 101.INS	XBRL Instance Document***
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document***
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Document***
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document***
Exhibit 101.LAB	XBRL Taxonomy Extension Label Document***
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document***

* Filed herewith
**Furnished herewith
*** In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

PART I. FINANCIAL INFORMATION
Item1.  Financial Statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$714,140	$1,302,287
Accounts receivable, net of allowance for doubtful accounts of $142,444 and $142,444, respectively	1,718,241	1,283,944
Prepaid expenses	137,003	157,363
Total current assets	2,569,384	2,743,594
Property and equipment, net	666,076	766,207
Other assets
Intangible assets, net	116,058	232,117
Other assets	34,183	33,669

TOTAL ASSETS	$3,385,701	$3,775,587

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,372,659	$1,460,835
Notes payable, current portion	646,286	214,300
Deferred revenue, current portion	4,579,580	4,293,316
Convertible notes payable, current portion	75,000	75,000
Patent settlement liability, current portion	962,500	925,000
Conversion feature liability, related parties	1,600,037	740,218
Conversion feature liability	39,298	18,693
Warrant liability, related parties	3,173,954	1,506,287
Warrant liability	283,246	186,421
Total current liabilities	12,732,560	9,420,070

LONG TERM LIABILITIES
Notes payable - long term, net of current portion	137,500	569,486
Notes payable related parties, long term, net of discount of $1,013,239 and $1,132,144, respectively	3,473,640	3,354,735
Deferred revenue, long term, net of current portion	610,056	584,608
Convertible notes payable, related parties, net of current portion	9,440,000	9,440,000
Convertible notes payable, net of current portion	150,000	150,000
Patent settlement liability - long term, net of current portion	1,399,906	1,455,247

TOTAL LIABILITIES	27,943,662	24,974,146

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,722,500 shares undesignated	-0-	-0-

Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,481,495 and 86,481,495 issued and outstanding, respectively, at $0.001 par value	86,482	86,482
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,589,760	36,572,099
Accumulated other comprehensive (loss)	(52,492)	(53,714)
Accumulated deficit	(65,903,890)	(62,525,605)

TOTAL SHAREHOLDERS' (DEFICIT)	(24,557,961)	(21,198,559)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,385,701	$3,775,587

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2012	2011
Revenues	$3,533,638	$3,314,668
Reimbursable revenues	235,856	-0-
Total revenues	3,769,494	3,314,668

Cost of goods sold	690,711	446,055
Reimbursable expenses - cost of goods sold	157,124	-0-
Cost of revenues	847,835	446,055

Gross margin	2,921,659	2,868,613

Operating expenses
Salaries, benefits and related taxes	2,128,244	2,098,741
Rent and occupancy expenses	198,638	225,037
Consulting services	62,346	50,178
Legal and professional fees	104,038	136,130
Travel	111,853	120,508
Telephone and internet	35,082	66,917
Selling, general and administrative	227,686	285,967
Depreciation expense	118,399	126,557
Amortization expense	116,059	116,058
Total operating expenses	3,102,345	3,226,093

Operating loss	(180,686)	(357,480)

Other income (expense)
Interest expense	(30,645)	(271,613)
Interest expense, related parties	(523,001)	(358,990)
Interest income	177	388
Change in derivative liabilities	(2,644,916)	(2,910,570)
Other comprehensive income (loss)	786	4,342
Loss before income taxes and preferred dividends	(3,378,285)	(3,893,923)
Net loss	(3,378,285)	(3,893,923)
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(74,115)	(50,720)
Total preferred stock dividends	(74,115)	(50,720)
Net loss attributable to common stockholders	$(3,452,400)	$(3,944,643)

Net loss per share
Basic and diluted	$(0.04)	$(0.05)
Weighted average number of shares outstanding
Basic and diluted	86,481,495	86,081,495

  See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the three months ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(3,452,400)	$(3,944,643)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,222	(9,575)

Other comprehensive income (loss)	1,222	(9,575)

Comprehensive loss	$(3,451,178)	$(3,954,218)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
FOR THE PERIOD JANUARY 1, 2011 TO MARCH 31, 2012
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Additional paid in capital - preferred	Number of shares	$0.001 Par value	Additional paid in capital - common	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders' (deficit)
Balances at December 31, 2010	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,081,495	$86,082	$36,906,356	$(59,001,262)	$(24,298)	$(503,086)	$(17,814,029)

Employee stock option expense												129,229				129,229

Treasury stock retired												(503,086)			503,086	-0-

Foreign currency translation adjustment														(29,416)		(29,416)

Issuance of common stock in lieu of salary										400,000	400	39,600				40,000

Net loss for the year ended December 31, 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,524,343)	-0-	-0-	(3,524,343)

Balances at December 31, 2011	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,481,495	86,482	36,572,099	(62,525,605)	(53,714)	-0-	(21,198,559)

Employee stock option expense												17,661				17,661

Foreign currency translation adjustment														1,222		1,222

Net loss for the three months ended March 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,378,285)	-0-	-0-	(3,378,285)

Balances at March 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,589,760	$(65,903,890)	$(52,492)	$-0-	$(24,557,961)

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,378,285)	$(3,893,923)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	2,644,916	2,910,570
Interest expense from derivative instruments	118,905	243,685
Employee stock option expense	17,661	60,336
Depreciation and amortization	234,458	242,615
Changes in operating assets and liabilities
Accounts receivable	(434,297)	(134,139)
Prepaid expenses	20,360	(44,831)
Other assets	(514)	(1,149)
Accounts payable and accrued expenses	(88,177)	(88,589)
Patent settlement liability	(17,841)	(4,919)
Deferred revenue	311,712	(98,190)
Net cash used in operating activities	(571,102)	(808,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,267)	(44,179)
Net cash used in investing activities	(18,267)	(44,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(212,500)
Net cash provided by financing activities	-0-	(212,500)

Effect of exchange rate changes on cash and cash equivalents	1,222	(9,575)
Net decrease in cash and cash equivalent	(588,147)	(1,074,788)
Cash and cash equivalents at beginning of period	1,302,287	1,213,397

Cash and cash equivalents at end of period	$714,140	$138,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$497,510	$395,352

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$-0-	$3,004,379
Notes payable issued for matured convertible note payable	$-0-	$1,200,000

See accompanying summary of accounting policies and notes to unaudited consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the three month periods ended March 31, 2012 and March 31, 2011 we spent approximately $560,404 and $654,875, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2011 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission.  All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Ltd., in the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $1,222 for the three months ended March 31, 2012 and a translation loss of $9,575 for the three months ended March 31, 2011.

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
MARCH 31, 2012 AND MARCH 31, 2011

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

The fees associated with each business activity for the three month periods ended March 31, 2012 and March 31, 2011, respectively are:

	For the three months ended
Revenue Activity	March 31, 2012	March 31, 2011
Set-up fees	$1,148,177	$755,555
Change orders	91,756	77,881
Maintenance	1,315,647	1,396,053
Software licenses	767,082	819,054
Professional services	285,157	97,007
Hosting	161,675	169,118
Total	$3,769,494	$3,314,668

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staffs. Cost of revenues also includes outside service provider costs.  Cost of revenues is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $142,444 as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	March 31, 2012	December 31, 2011
Beginning of period	$142,444	$269,869
Bad debt expense	-0-	(119,889)
Write-offs	-0-	(7,536)
End of period	$142,444	$142,444

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2012, $186,600 in cash and cash equivalents were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2012.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of March 31, 2012, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

One customer accounted for 17% of our revenues during the three month period ended March 31, 2012 or approximately $635,000 and one accounted for 16% or $602,879. One customer accounted for 17% of our revenues during the three month period ended March 31, 2011 or approximately $561,250 and one accounted for 15% or $495,608.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the three month periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2012	2	33%	3	49%
December 31, 2011	1	21%	3	59%
March 31, 2011	2	32%	2	22%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

European revenues
For the three months ended
March 31, 2012		March 31, 2011
European revenues	% of Total revenues	European revenues	% of Total revenues
$352,738	9.4%	$913,910	27.6%

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
MARCH 31, 2012 AND MARCH 31, 2011

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of March 31, 2012, the Company had $5,189,636 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $4,579,580 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $74,489 and $81,429 for the three month periods ended March 31, 2012 and March 31, 2011, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the three month periods ended March 31, 2012 and March 31, 2011 we spent approximately $560,404 and $654,875 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients' projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2012, we adopted the following new accounting pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  Our adoption of these new provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  We adopted the provisions of ASU 2011-05 on January 1, 2012 and have elected to present two separate consecutive statements in our consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2012 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4                  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,481,495 and 86,081,495 for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

Antidilutive shares aggregating 87,167,175 and 91,676,777 have been omitted from the calculation of dilutive earnings (loss) per share for the three month periods ended March 31, 2012 and March 31, 2011, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2012 and March 31, 2011, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

	Anti-dilutive security	March 31, 2012	March 31, 2011
Preferred stock		2,750,149	2,750,149
Employee stock options		11,093,000	11,557,000
Warrants		48,274,288	52,195,758
Convertible notes		24,620,000	24,620,000
Shares issuable for accrued interest		429,738	553,870
Total		87,167,175	91,676,777

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

For the three months ended
	March 31, 2012			March 31, 2011
	Income (loss)	Shares	Per-share	Income (loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(3,452,400)	86,481,495	$(0.04)	$(3,944,643)	86,081,495	$(0.05)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(3,452,400)	86,481,495	$(0.04)	$(3,944,643)	86,081,495	$(0.05)

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2012			December 31, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life
Computer & office equipment	$1,570,581	$1,143,940	$426,641	$1,550,907	$1,094,152	$456,755	5 Years
Leasehold improvements	75,476	62,609	12,867	75,476	60,785	14,691	5 Years
Computer software	1,481,057	1,277,603	203,454	1,477,539	1,207,662	269,877	3 Years
Office furniture	107,804	84,690	23,114	107,389	82,505	24,884	5 Years
Total	$3,234,918	$2,568,842	$666,076	$3,211,311	$2,445,104	$766,207

Depreciation expense for the three month periods ended March 31, 2012 and March 31, 2011 was $118,399 and $126,557, respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	March 31, 2012			December 31, 2011
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life
Customer lists	$1,392,701	$1,276,643	$116,058	$1,392,701	$1,160,584	$232,117	3 Years
	$1,392,701	$1,276,643	$116,058	$1,392,701	$1,160,584	$232,117

Amortization expense was $116,059 and $116,058 for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

Remaining amortization expense for the Company’s intangible assets is as follows:

2012	$116,058
2013	-0-
2014	-0-
2015	-0-
Total	$116,058

NOTE 7:        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2012	December 31, 2011
Accounts payable	$508,323	$672,516
Accrued payroll and related costs	308,946	176,900
Other accrued expenses	76,787	70,047
Accrued interest	478,603	541,372
Total accounts payable and accrued expenses	$1,372,659	$1,460,835

NOTE 8:                NOTES PAYABLE

At March 31, 2012, the Company owed $5,270,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	March 31, 2012	Current	term	Current	term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	137,500	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	-0-	20,000
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	308,561	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	123,425	-0-	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(1,013,239)
Total			$5,270,665	$646,286	$137,500	$-0-	$3,473,640

At December 31, 2011, the company owed $5,270,665 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination date	Maturity date	Interest rate	principal December 31, 2011	Current	Long term	Current	Long term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	137,500	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	-0-	20,000
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(1,132,144)
Total			$5,270,665	$214,300	$569,486	$-0-	$3,354,735

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
MARCH 31, 2012 AND MARCH 31, 2011

The Promissory Note replaced the following Promissory Notes that had been previously issued:
i.            Promissory Note issued on April 13, 2010 for $450,000 with a maturity date of December 31, 2010.
ii.           Promissory Note issued on June 29, 2010 for $115,000 with a maturity date of December 31, 2010.
iii.          Promissory Note issued on September 30, 2010 for $695,000 with a maturity date of December 31, 2010.
iv.          Promissory Note issued on December 31, 2010 for $1,197,500 with a maturity date of December 31, 2011.
v.           Promissory Note issued on December 31, 2010 for $409,379 with a maturity date of April 01, 2012.

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
MARCH 31, 2012 AND MARCH 31, 2011

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

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2012.

									Carrying amount
				Principal at		Total	Discount at	Carrying amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	March 31, 2012	Allocated discount	discount amortized	March 31,2012	March 31, 2012	Related	Non related	Related	Non related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,440,000	$150,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

The following table summarizes the convertible debt outstanding as of December 31, 2011.

								Carrying	Carrying amount
				Principal at		Total	Discount at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2011	Allocated discount	Discount amortized	December 31, 2011	December31, 2011	Related	Non related	Related	Non related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,440,000	$150,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2012, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $96,598 of accrued interest at March 31, 2012.

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

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2012 are as follows:

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

2012	$75,000
2013	9,590,000
2014	-0-
2015	-0-
2016	-0-
Total	$9,665,000

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the three month periods ended March 31, 2012 and March 31, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2012 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	at March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,639,335	$-0-	$-0-	$1,639,335
Warrant liability	3,457,200	-0-	-0-	3,457,200
Total of derivative liabilties	$5,096,535	$-0-	$-0-	$5,096,535

(1) The fair value of the derivative instruments was estimated using the Black Scholes option pricing model with the following assumptions for the three months ended March 31, 2012
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at March 31, 2012
Risk free interest rate	0.16% to 0.38%
Dividend yield	0.00%
Expected volatility	191.2% to 262.2%
Expected life (range in years)
Conversion feature liability	1.00 to 1.71
Warrant liability	0.19 to 4.00

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$758,911	$-0-	$-0-	$758,911
Warrant liability	1,692,708	-0-	-0-	1,692,708
Total of derivative liabilties	$2,451,619	$-0-	$-0-	$2,451,619

(1) The fair value of the derivative instruments was estimated using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2011
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2011
Risk free interest rate	0.11% to 0.39%
Dividend yield	0.00
Expected volatility	179.7% to 261.0%
Expected life (range in years)
Conversion feature liability	1.25 to 1.96
Warrant liability	0.16 to 4.25

	Other income
	for the three months ended
	March 31, 2012	March 31, 2011
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(2,644,916)	$(2,910,570)

Total unrealized gains/(losses) included in earnings	$(2,644,916)	$(2,910,570)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended March 31, 2012 and December 31, 2011.  The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2012 and December 31, 2011.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Three months ended March 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$880,424	$-0-	$-0-	$1,639,335
Warrant liability	1,692,708	-0-	1,764,492	-0-	-0-	3,457,200
Total of derivative liabilities	$2,451,619	$-0-	$2,644,916	$-0-	$-0-	$5,096,535

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

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

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at March 31, 2012 are as follows:

2012	$279,615
2013	194,738
2014	189,760
2015	197,350
2016	152,409
Total	$1,013,872

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $198,638 and $225,037 for the three month periods ended March 31, 2012 and March 31, 2011, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in October 2012.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in December 2012.  The Company is presently reviewing its options in relation to its office lease for the German office but believes that suitable office space is available at market rates similar to those it currently has.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011
PATENT LITIGATION SETTLEMENT

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”).  DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein,  from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater.  The remaining minimum royalty payments per year are as follows:

2012	$450,000
2013	450,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,700,000

During the three month periods ended March 31, 2012 and March 31, 2011 the Company recorded a charge to earnings of  $57,157 and $60,169, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2012 and March 31, 2011 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer
Randall G. Smith, Chief Technology Officer
Stephen E. Johnson, President and Chief Operating Officer

The agreements provide, among other things, for participation in employee benefits available to employees and executives.  Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term.  Under the terms of the agreement, we may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions.  The employment agreements contain customary non-disclosure and severance provisions, as well as non-compete clauses.

In December 2011, we entered into a consulting agreement with Dr. Ronald T. Linares to serve as our Chief Financial Officer.  The consulting agreement commences on January 1, 2012 and may be terminated by either party at any time and for any reason upon thirty (30) days prior written notice. The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  The consulting agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

NOTE 12:              RELATED PARTY TRANSACTIONS

Fernando Montero, a former member of our Board of Directors, is president, director and sole shareholder of Mentor Capital Corporation (“Mentor Capital”). Mentor Capital is the fund manager for Atlantic Balanced Fund (“ABF”) having voting and dispositive control of the shares in OmniComm Systems, Inc. held by ABF and therefore Mr. Montero may be deemed to beneficially own the shares held by ABF. Mr. Montero also has voting and dispositive control of the shares in OmniComm Systems, Inc. held by Atlantic Security Bank (“ASB”) and therefore may be deemed to beneficially own the shares held by ASB. Mr. Montero may be deemed to beneficially own an aggregate of 7,873,411 shares of the Common Stock (as described below), which constitute approximately 9.1% of the outstanding shares of our Common Stock.

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith.  On December 31, 2011, the Company extended the promissory note that had matured on that date.  The promissory note bears interest at 12% per annum with interest payable monthly. Mr. Smith extended the maturity date of his promissory note until April 1, 2013

As of March 31, 2012, we have an aggregate of $13,126,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

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
MARCH 31, 2012 AND MARCH 31, 2011

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

•
From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009.  On September 30, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures were due on March 30, 2011 which were convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company. On March 30, 2011, Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.

•
From October 2009 to December 2009, Mr. Wit invested $1,440,000 which amount was aggregated under the terms of one convertible note dated December 31, 2009. This note was convertible at the option of the holder into any new securities we issued before the maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

•
On September 30, 2010, $1,000,000 principal amount promissory note with a maturity date of December 31, 2011. This note carries an interest rate of 12% per annum.  The promissory note was comprised of the following amounts received on the following dates: (i) principal amount of $50,000 received on July 6, 2010, (ii) principal amount of $65,000 received on July 14, 2010, (iii) principal amount of $175,000 received on July 15, 2010, (iv) principal amount of $140,000 received on July 30, 2010, (v) principal amount of $400,000 received on August 12, 2010, (vi) principal amount of $90,000 received on August 27, 2010, and (vii) principal amount of $80,000 received on  August 31, 2010.  On November 30, 2010, the note was converted by Mr. Wit into 250,000 shares of the Company’s Series D Preferred Stock.

•
On April 13, 2010, $450,000 principal amount promissory note with a maturity date of December 31, 2011. This note carries an interest rate of 12% per annum and was consolidated on March 31, 2011 into a new note with a principal amount of $2,866,879.

•
 On June 29, 2010, $115,000 principal amount promissory note with a maturity date of December 31, 2011. This note carries an interest rate of 12% per annum and was consolidated on March 31, 2011 into a new note with a principal amount of $2,866,879.

•
On September 30, 2010, $695,000 principal amount promissory note with a maturity date of December 31, 2011. This note carries an interest rate of 12% per annum.  The promissory note was comprised of the following amounts received on the following dates: (i) principal amount of $120,000 received on  August 31, 2010, (ii) principal amount of $50,000 received on September 7, 2010, (iii) principal amount of $200,000 received on September 15, 2010, (iv) principal amount of $90,000 received on September 22, 2010, (v) principal amount of $200,000 received on September 29, 2010, and (vi) principal amount of $35,000 received on September 30, 2010.  This note was consolidated on March 31, 2011 into a new note with a principal amount of $2,866,879.

•
On December 31, 2010, $1,197,500 principal amount promissory note with a maturity date of December 31, 2011.  The note carries an interest rate of 12% per annum.   The promissory note is comprised of the following amounts received on the following dates: (i) principal amount of $150,000 received on October 15, 2010, (ii) principal amount of $140,000 received on October 26, 2010, (iii) principal amount of $200,000 received on October 28, 2010, (iv) principal amount of $43,500 received on November 2, 2010, (v) principal amount of $200,000 received on November 10, 2010, (vi) principal amount of $32,000 received on November 22, 2010, (vii) principal amount of $37,000 received on November 29, 2010, (viii) principal amount of $160,000 received on November 30, 2010, (ix) principal amount of $25,000 received on December 2, 2010, (x) principal amount of $50,000 received on December 8, 2010, (xi) principal amount of $10,000 received on December 9, 2010, (xii) principal amount of $40,000 received on December 15, 2010, and (xiii) principal amount of $110,000 received on December 16, 2010.  This note was consolidated on March 31, 2011 into a new note with a principal amount of $2,866,879.

•
On December 31, 2010, $409,379 principal amount promissory note with a maturity date of April 1, 2012.  The note carries and interest rate of 12% per annum.  The note is comprised of accrued and unpaid interest owed as of December 31, 2010 on various notes held by Mr. Wit that were converted into the principal amount owed under this note payable.  This note was consolidated on March 31, 2011 into a new note with a principal amount of $2,866,879.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

•
On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of April 1, 2014.  The Promissory Note replaced the following Promissory Notes that had been previously issued:

i.	Promissory Note issued on April 13, 2010 for $450,000 with a maturity date of December 31, 2011.
ii.	Promissory Note issued on June 29, 2010 for $115,000 with a maturity date of December 31, 2011.
iii.	Promissory Note issued on September 30, 2010 for $695,000 with a maturity date of December 31, 2011.
iv.	Promissory Note issued on December 31, 2010 for $1,197,500 with a maturity date of December 31, 2011.
v.	Promissory Note issued on December 31, 2010 for $409,379 with a maturity date of April 01, 2012.

•
On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

•
On September 2, 2011, the Company issued a note payable in the principal amount of $50,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on September 7, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

•
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

•
On October 5, 2011, the Company issued a note payable in the principal amount of $130,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

•
On October 28, 2011, the Company issued a note payable in the principal amount of $123,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

•
On October 31, 2011, the Company issued a note payable in the principal amount of $82,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

•
On November 23, 2011, the Company issued a note payable in the principal amount of $60,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

•
On December 1, 2011, the Company issued a note payable in the principal amount of $150,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note bore interest at a rate of 12% per annum and had a maturity date of January 1, 2013.  This note was repaid in full on December 27, 2011.

•
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

For the three months ended March 31, 2012 and March 31, 2011 we incurred $523,001, and $358,990, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

NOTE 13:              STOCKHOLDERS’ (DEFICIT)
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

As of March 31, 2012 we had the following outstanding securities:

o	86,481,495 shares of common stock issued and outstanding;
o	48,274,288 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,560,000 shares of common stock.

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
MARCH 31, 2012 AND MARCH 31, 2011

Our Board of Directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation.  In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The following table presents preferred dividends accreted for the three month periods ended March 31, 2012 and March 31, 2011, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	three months ended March 31,		three months ended March 31,
	2012	2011	2012	2011
Preferred stock dividends in arrears Series A	$74,115	$50,720	$0.0180	$0.0125
Preferred stock dividends in arrears Series B	$-0-	$-0-	$0.0000	$0.0000
Preferred stock dividends in arrears Series C	$-0-	$-0-	$0.0000	$0.0000

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the three month periods ended March 31, 2012 and March 31, 2011, and the related changes during these periods.

March 31, 2012 Warrants outstanding				March 31, 2012 Warrants exercisable
	Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
Range of exercise price	March 31, 2012	remaining contractual life	exercise price	March 31, 2012	exercise price
$0.25 – 0.60	48,274,288	2.07	$0.36	48,274,288	$0.36

December 31, 2011 Warrants outstanding				December 31, 2011 Warrants exercisable
	Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
Range of exercise price	December 31, 2011	remaining contractual life	exercise price	December 31, 2011	exercise price
$0.25 – 0.60	58,595,758	1.94	$0.38	58,595,758	$0.38

Warrants
Balance at December 31, 2011	58,595,758
Issued	-0-
Exercised	-0-
Expired/forfeited	(10,321,470)
Balance at March 31, 2012	48,274,288
Warrants exercisable at March 31, 2012	48,274,288
Weighted average fair value of warrants granted during 2012	n/a

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign currency translation	Accumulated other comprehensive gain (loss)
Balance December 31, 2010	$(24,298)	$(24,298)
2011 Activity	(29,416)	(29,416)
Balance at December 31, 2011	(53,714)	(53,714)
2012 Activity	1,222	1,222
Balance at March 31, 2012	$(52,492)	$(52,492)

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

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

As of March 31, 2012, there were 4,451,000 outstanding options that have been granted under the 2009 Plan.  At March 31, 2012, there were 3,049,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of March 31, 2012, there were 6,642,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2010	11,822,000	$0.39	3.21	$-0-
Granted	1,686,000	0.12
Exercised	-0-	-0-
Forfeited/cancelled/expired	(2,350,000)	0.30

Outstanding at December 31, 2011	11,158,000	0.37	2.52	$-0-
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited/cancelled/expired	(65,000)	0.18

Outstanding at March 31, 2012	11,093,000	0.37	2.26	$11,250

Vested and exercisable at March 31, 2012	9,304,500	$0.42	1.91	$-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.

The total number of shares vested and the fair value of shares vested for the three month periods ended March 31, 2012 and March 31, 2011, respectively, was:

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

	Number of options vested	Fair value of options vested
Fair value of options vested during the three months ended March 31, 2012	25,000	$2,675
Fair value of options vested during the three months ended March 31, 2011	662,500	$240,918

Cash received from stock option exercises for the three month periods ended March 31, 2012 and March 31, 2011 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2012 and March 31, 2011.

The following table summarizes information concerning options outstanding at March 31, 2012:

Awards breakdown by price range at March 31, 2012
	Outstanding			Vested
Strike price range ($)	Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0 to 0.20	3,311,000	3.50	$0.15	1,522,500	2.77	$0.20
0.21 to 0.29	2,785,000	1.83	0.26	2,785,000	1.83	0.26
0.30 to 0.49	875,000	1.65	0.45	875,000	1.65	0.45
0.50 to 0.70	4,122,000	1.69	0.60	4,122,000	1.69	0.60
0 to 0.70	11,093,000	2.26	$0.37	9,304,500	1.91	$0.42

The following table summarizes information concerning options outstanding at December 31, 2011:

Awards breakdown by price range at December 31, 2011
	Outstanding			Vested
Strike price range ($)	Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00 to 0.20	3,376,000	3.75	$0.15	1,547,500	3.02	$0.20
0.21 to 0.29	2,785,000	2.08	0.26	2,785,000	2.08	0.26
0.30 to 0.49	875,000	1.90	0.45	875,000	1.90	0.45
0.50 to 0.70	4,122,000	1.94	0.60	4,122,000	1.94	0.60
0.00 to 0.70	11,158,000	2.52	$0.37	9,329,500	2.16	$0.42

The weighted average fair value (per share) of options granted during the three month periods ended March 31, 2012, and March 31, 2011 using the Black Scholes option-pricing model was $ 0.00 as no options were granted during the periods.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments that have been granted. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

The fair value of share-based payments for the three months ended March 31, 2012 and the three months ended March 31, 2011 was not calculated as no options were granted during either period.

Stock option assumptions for the three months ended
	March 31, 2012	March 31, 2011
Stock option assumptions	n/a	n/a
Risk-free interest rate	n/a	n/a
Expected dividend yield	n/a	n/a
Expected volatility	n/a	n/a
Expected life of options (in years)	n/a	n/a

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2012	2011
Stock options granted during the three month period ended March 31,	n/a	n/a

Stock options vested during the three month period ended March 31,	$0.11	$0.36

Stock options forfeited during the three month period ended March 31,	$0.10	$0.16

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2012, and changes during the three month period ended March 31, 2012 is as follows:
	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2012	1,828,500	$0.10

Nonvested shares at March 31, 2012	1,788,500	$0.10

As of March 31, 2012, approximately $107,723 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.81 years.

NOTE 15:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2012	March 31, 2011
Statutory rate applied to loss before income taxes	$(1,301,373)	$(717,220)
Increase (decrease) in income taxes results from:
Non deductible expenses	1,076,797	461,588
Change in deferred assets	21,508	22,641
Other	-0-	-0-
Change in valuation allowance	203,068	232,991

Income tax expense (benefit)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND MARCH 31, 2011

The components of income tax expense (benefit) for the three month periods ended:

	March 31, 2012	March 31, 2011
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-
Deferred tax expense (benefit):
Bad debt allowance	-0-	-0-
Operating loss carryforward	(224,576)	(255,632)
Patent litigation settlement	21,508	22,641
	(203,068)	(232,991)
Valuation allowance	203,068	232,991
Total tax expense (benefit)	$-0-	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2012	December 31, 2011
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	52,629	52,629
Patent litigation liability accrual	447,383	468,891
Operating loss carryforwards	17,144,632	16,920,055
Gross deferred tax assets	17,928,342	17,725,273

Valuation allowance	(17,928,342)	(17,725,273)
Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $47,807,174.  This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2012.  The change in the valuation allowance for the three month period ended March 31, 2012 was an increase of $203,068.

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

In 2012, the primary focus of our strategy includes:

•	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

•	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;

•	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;

•	Expanding our penetration of the large pharmaceutical sponsor market;

•	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;

•	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

•	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and

•	Emphasizing low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2011, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to aggressively expand the scope of our sales and marketing efforts both domestically and in Europe during 2012.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $560,404 and $654,875 on R & D activities during the three months ended March 31, 2012 and March 31, 2011, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects. Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2011 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing the software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first three months of 2012 we added two new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2012.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 9% of total revenues for the three months ended March 31, 2012.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2012.  We have increased the marketing and business development budget for our TrialOne product during 2012 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2012 compared with the three months ended March 31, 2011

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2012 and March 31, 2011 is included in the table below.

	Summarized Statement of Operations
	For the three months ended
	March 31,
		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Total revenues	$3,769,494		$3,314,668		$454,826	13.7%

Cost of sales	847,835	22.5%	446,055	13.5%	401,780	90.1%

Gross margin	2,921,659	77.5%	2,868,613	86.5%	53,046	1.8%

Salaries, benefits and related taxes	2,128,244	56.5%	2,098,741	63.3%	29,503	1.4%
Rent	198,638	5.3%	225,037	6.8%	(26,399)	-11.7%
Consulting	62,346	1.7%	50,178	1.5%	12,168	24.2%
Legal and professional fees	104,038	2.8%	136,130	4.1%	(32,092)	-23.6%
Other expenses	381,393	10.1%	430,040	13.0%	(48,647)	-11.3%
Selling, general and administrative	227,686	6.0%	285,967	8.6%	(58,281)	-20.4%
Total operating expenses	3,102,345	82.3%	3,226,093	97.3%	(123,748)	-3.8%

Operating loss	(180,686)	-4.8%	(357,480)	-10.8%	176,794	-49.5%

Interest expense	(553,646)	-14.7%	(630,603)	19.0%	76,957	-12.2%
Interest income	177	0.0%	388	0.0%	(211)	-54.4%
Other comprehensive income	786	0.0%	4,342	0.0%	(3,556)	-81.9%
Change in derivatives	(2,644,916)	-70.2%	(2,910,570)	-87.8%	265,654	-9.1%

Net loss	(3,378,285)	-89.6%	(3,893,923)	-117.5%	515,638	-13.2%

Total preferred stock dividends	(74,115)	2.0%	(50,720)	-1.5%	23,395	46.1%

Net loss attributable to common stockholders	$(3,452,400)	-91.6%	$(3,944,643)	-119.0%	$492,243	-12.5%

Net loss per share	$(0.04)		$(0.05)

Weighted average number of shares outstanding	86,481,495		86,081,495

Revenues for the three months ended March 31, 2012 increased 13.7% as compared to the three months ended March 31, 2011. The table below provides a comparison of our recognized revenues for the three months ended March 31, 2012 and March 31, 2011.

	For the three months ended
Revenue activity	March 31, 2012		March 31, 2011		$ Change	% Change
Set-up fees	$1,148,177	30.5%	$755,555	22.8%	$392,622	52.0%
Change orders	91,756	2.4%	77,881	2.3%	13,875	17.8%
Maintenance	1,315,647	34.9%	1,396,053	42.2%	(80,406)	-5.8%
Software licenses	767,082	20.3%	819,054	24.7%	(51,972)	-6.3%
Professional services	285,157	7.6%	97,007	2.9%	188,150	194.0%
Hosting	161,675	4.3%	169,118	5.1%	(7,443)	-4.4%
Total	$3,769,494	100.0%	$3,314,668	100.0%	$454,826	13.7%

Overall Revenue increased by $454,826 or 13.7%. This is primarily the result of an increase in Set-up fees relating to the successful acquisition of new ASP contracts. Revenue from Set-up fees was $1,148,177 and $755,555 for the three months ended March 31, 2012 and March 31, 2011 respectively, a 52% increase.

We recorded revenue of $2,630,034, including $422,233 from licensing and $775,344 from maintenance associated with our TrialMaster suite during the three months ended March 31, 2012 compared with Revenue of $1,837,030 that included $221,295 in licensing revenues and $720,877 in maintenance revenues during the three months ended March 31, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $1,103,534 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended March 31, 2012 compared with $915,633 for the three months ended March 31, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $142,622 in revenues from hosting activities and $110,366 in consulting services associated with the eClinical suite during the three months ended March 31, 2012 compared with $131,692 from hosting activities and $64,411 from consulting activities for the three months ended March 31, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $338,182 in from licensing relating to eClinical in the first three months of 2012 as compared to $121,269 for the first three months of 2011.

We recorded $34,606 in revenues associated with clients on our TrialOne EDC software for the three months ended March 31, 2012 compared with $562,005 for the three months ended March 31, 2011.  Approximately $477,000 of the Q1 2011 revenue related to a one-time sale to a single client.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions.  Licensed contracts of the eClinical suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly.  The Company expects any licenses it sells of its software products to be sold in three to five year term licenses.

Our top five customers accounted for approximately 49.2% of our revenues during the three months ended March 31, 2012 and approximately 44.8% of our revenues during the three months ended March 31, 2011.  One customer accounted for approximately 17% and another accounted for approximately 16% of our revenues during the three months ended March 31, 2012.   One customer accounted for approximately 17% and another accounted for approximately 15% of our revenues during the three months ended March 31, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 90.1% or $401,780 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Cost of goods sold were approximately 22.5% of revenues for the three months ended March 31, 2012 compared to approximately 13.5% for the three months ended March 31, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-thru revenues. Cost of goods sold increased during the three months ended March 31, 2012 primarily due to an increase in volume relating to pass-thru expenses for a third-party service that is classified under cost of goods sold.  The pass-thru revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-thru revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 3.8% for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  The decrease in operating expenses can be attributed to our continued focus to maintain our cost structure in line with our revenue.  Total operating expenses were approximately 82.3% of revenues during the three months ended March 31, 2012 compared to approximately 97.3% of revenues for the three months ended March 31, 2011.

Salaries and related expenses were our biggest operating expense at 68.6% of total operating expenses for the three months ended March 31, 2012 compared to 65.1% of total operating expenses for the three months ended March 31, 2011.  Salaries and related expenses increased approximately 1.4% for the three months ended March 31, 2012 when compared to the same period that ended March 31, 2011.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2011.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
OmniComm corporate operations	$1,663,043	$1,338,578	$324,465	24.2%
New Jersey operations office	69,135	279,742	(210,607)	-75.3%
OmniComm Europe, GmbH	277,542	256,412	21,130	8.2%
OmniComm Ltd.	100,863	163,673	(62,810)	-38.4%
Employee stock option expense	17,661	60,336	(42,675)	-70.7%
Total salaries and related expenses	$2,128,244	$2,098,741	$29,503	1.4%

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

During the three months ended March 31, 2012 and the three months ended March 31, 2011 we incurred $17,661 and $60,336, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 11.7% during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is primarily associated with reductions in our co-location and disaster recovery facilities, German office and Corporate office rent expense offset by increases in our straight-line rent and our U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-Location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2012.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Lymington, UK.  That office lease expires in October 2012.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first three months of 2012 was a reduction in expense of $4,961 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $8,609 in the first quarter of 2011.

	For the three months ended
	March 31, 2012	March 31, 2011	Change	% Change
Corporate office	$74,070	$80,911	$(6,841)	-8.5%
Co location and disaster recovery facilities	73,869	89,403	(15,534)	-17.4%
New Jersey operations office	19,437	19,159	278	1.5%
OmniComm Europe, GmbH	10,880	21,995	(11,115)	-50.5%
OmniComm Ltd.	25,343	22,178	3,165	14.3%
Straight-line rent expense	(4,961)	(8,609)	3,648	-42.4%
Total	$198,638	$225,037	$(26,399)	-11.7%

Consulting services expense increased to $62,346 for the three months ended March 31, 2012 compared with $50,178 for the three months ended March 31, 2011, an increase of $12,168 or 24.2%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the first three months of 2012 as we utilized the services of additional third-party sources for portions of our product development work.

	For the three months ended
Expense Category	March 31, 2012	March 31, 2011	Change	% Change
Sales and marketing	$2,643	$900	$1,743	193.7%
Product development	59,703	49,278	10,425	21.2%
Total	$62,346	$50,178	$12,168	24.2%

Legal and professional fees decreased approximately 23.6% for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased primarily due to a decrease in Audit and Related expenses and decreases in Employment Related Legal Expenses relating to new and existing employees as well as Financial-Related Legal expenses. These decreases were partially offset by an increase in General Legal expense. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2012 and March 31, 2011, respectively.

	For the three months ended
Expense Category	March 31, 2012	March 31, 2011	Change	% Change
Audit and related	$30,600	$42,004	$(11,404)	-27.1%
Accounting services	47,003	49,221	(2,218)	-4.5%
Miscellaneous	-0-	8,111	(8,111)	-100.0%
Legal- employment related	10,879	27,544	(16,665)	-60.5%
Legal- financial related	725	8,106	(7,381)	-91.1%
General legal	14,831	1,144	13,687	1196.4%
Total	$104,038	$136,130	$(32,092)	-23.6%

Selling, general and administrative expenses (“SGA”) decreased approximately 20.4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease is primarily due to a decrease in our insurance expenses coupled with our continued focus to maintain our cost structure inline with our revenue. During the three months ended March 31, 2012 we recorded $57,157 in license fees associated with our license agreement with DataSci, LLC compared to $60,169 during the three months ended March 31, 2011.  We recorded a license fee of $0.00 during the three months ended March 31, 2012 as compared to an expense of $2,629 for the three months ended March 31, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years’ expenditures.

During the three month periods ended March 31, 2012 and March 31, 2011 respectively, we did not recognize any bad debt expense.  During 2012 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2012.

Interest expense was $553,646 during the three months ended March 31, 2012 compared to $630,603 for the three months ended March 31, 2011, a decrease of $76,957.  Interest incurred to related parties was $523,001 during the three months ended March 31, 2012 and $358,990 for the three months ended March 31, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011.  The table below provides detail on the significant components of interest expense for the three months ended March 31, 2012 and March 31, 2011.

Interest expense

	For the three months ended
Debt description	March 31, 2012	March 31, 2011	Change $
Accretion of discount from derivatives	$118,905	$243,685	$(124,780)
August 2008 convertible notes	47,868	47,342	526
December 2008 convertible notes	148,991	147,353	1,638
Sept 2009 secured convertible debentures	35,901	41,359	(5,458)
Dec 2009 convertible debentures	44,578	44,088	490
General interest	23,165	17,638	5,527
Related party notes payable	134,238	89,138	45,100
Total	$553,646	$630,603	$(76,957)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2011 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $2,644,916 during the three months ended March 31, 2012 compared with a net unrealized loss of $2,910,570 during the three months ended March 31, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2012 and March 31, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $74,115 and $50,720 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2012, and March 31, 2011, respectively.  As of March 31, 2012, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of preferred stock	Cumulative arrearage

Series A	$2,018,776
Series B	609,904
Series C	1,469,593
Total preferred stock arrearages	$4,098,273

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2012, we had working capital deficit of approximately $10,163,176.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	March 31, 2012	December 31, 2011	Change
Cash	$714,140	$1,302,287	$(588,147)
Accounts Receivable, net of allowance for doubtful accounts	1,718,241	1,283,944	434,297
Prepaids	137,003	157,363	(20,360)
Current Assets	2,569,384	2,743,594	(174,210)

Accounts Payable and accrued expenses	1,372,659	1,460,835	(88,176)
Notes payable, current portion	646,286	214,300	431,986
Patent litigation settlement liability, current portion	962,500	925,000	37,500
Deferred revenue, current portion	4,579,580	4,293,316	286,264
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,600,037	740,218	859,819
Conversion feature liability	39,298	18,693	20,605
Warrant liability, related parties	3,173,954	1,506,287	1,667,667
Warrant liability	283,246	186,421	96,825
Current liabilities	12,732,560	9,420,070	3,312,490

Working Capital (Deficit)	$(10,163,176)	$(6,676,476)	$(3,486,700)

Statement of Cash Flows Disclosure

	March 31, 2012	March 31, 2011
Net cash used in operating activities	$(571,102)	$(808,534)
Net cash used in investing activities	(18,267)	(44,179)
Net cash provided by financing activities	-0-	(212,500)

Net (decrease) in cash and cash equivalents	(588,147)	(1,074,788)

Changes in working capital accounts	(208,757)	(371,817)

Effect of non-cash transactions on cash and cash equivalents	$3,015,940	$3,457,206

Cash and Cash Equivalents

Cash and cash equivalents decreased by $588,147 to $714,140 at March 31, 2012. The decrease is comprised of an operating loss of $3,378,285 and changes in working capital accounts of $208,756 offset by an increase from non-cash transactions of $3,015,939. During the three months ended March 31, 2012 we had investing activities comprised of purchases of property and equipment of $18,267 and we did not have any financing activities.

During 2011 our ability to collect on trade receivables improved as compared to fiscal 2009 and 2010.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during the remainder of 2012 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, the amounts expended on payroll and operating expenses were decreased during fiscal 2011 in connection with a 2010 restructuring of our costs.  The Company has experienced a commensurate decrease in payables and payroll related expenses and expects these trends to continue during fiscal 2012.

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

Presently, we have approximately $550,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations during the remainder of 2012.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2012:

Contractual obligations	Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,270,665	$646,286	(2)	$157,500	(3)	$4,466,879	(4)	$-0-
Convertible notes	9,665,000	75,000	(5)	9,590,000	(6)	-0-		-0-
Operating lease obligations (7)	1,013,873	337,056		184,268		191,639		300,910
Patent licensing fees (8)	2,762,500	962,500		450,000		450,000		900,000
Total	$18,712,038	$2,020,842		$10,381,768		$5,108,518		$1,200,910

1. Amounts do not include interest to be paid.

2.  Includes $37,500 of 12% notes payable that mature in April 2012; $111,800 of notes payable that mature in July 2012; $45,000 of 12% notes payable that mature in October 2012, $20,000 of notes payable that mature in December 2012 and 431,986 of 12% notes payable that mature in January 2013.

3. Includes $157,500 of 12% notes payable that mature in April 2013.

4. Includes $2,866,879 of 12% notes payable that mature in April 2014 and $1,600,000 of 12% notes payable that mature in January 2015.

5. Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.

6.  Includes $1,200,000 of 12% Convertible Notes that mature in April 2013; $1,920,000 in 10% Convertible Notes that mature in August 2013; $1,490,000 in 12% Convertible Notes that mature in October 2013, and $4,980,000 in 12% Convertible Notes that mature in December 2013.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $171,598 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

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

During fiscal 2010, $111,800 in promissory notes originally issued in fiscal 2009 matured.  The promissory notes were held by two long term investors and were extended to July 2012.  The new promissory notes bear interest at 12% per annum.

During fiscal 2010, $70,000 in convertible notes originally issued in fiscal 2008 matured.  The convertible notes were held by two senior managers of the Company.  The convertible notes were extended utilizing promissory notes with $12,500 of the notes payable in January 2011, $37,500 payable in April 2012 and $20,000 payable in December 2012.  The new promissory notes bear interest at 12% per annum.

During the next twelve months we expect debt in the aggregate amount of $721,286 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share; $37,500 of 12% notes payable that mature in April 2012; $111,800 of 12% notes payable that mature in July 2012; $45,000 of 12% notes payable that mature in October 2012; $20,000 of notes payable that mature in December 2012; and $431,986 of 12% notes payable that mature in January 2013.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2012, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 22, 2012 regarding our audited financial statements for the year ended December 31, 2011.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first three months of 2012, we adopted the following new accounting pronouncements:

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements.  Our adoption of these new provisions of ASU 2011-04 on January 1, 2012 did not have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires the presentation of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  We adopted the provisions of ASU 2011-05 on January 1, 2012 and have elected to present two separate consecutive statements in our consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2011 to determine their impact, if any, on our financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith
***
In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2012
OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer