Form 10-Q
period 2012-06-30
OMNICOMM SYSTEMS INC
filed 2012-08-03
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012
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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 2, 2012: 86,481,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX
MONTH PERIOD ENDED JUNE 30, 2012

* Filed herewith
**Furnished herewith

PART I. FINANCIAL INFORMATION

ITEM1.  FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$969,293	$1,302,287
Accounts receivable, net of allowance for doubtful accounts of $226,588 and $142,444, respectively	2,101,636	1,283,944
Prepaid expenses	167,869	157,363
Total current assets	3,238,798	2,743,594
Property and equipment, net	503,338	766,207
Other assets
Intangible assets, net	-0-	232,117
Other assets	24,541	33,669

TOTAL ASSETS	$3,766,677	$3,775,587

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,751,761	$1,460,835
Notes payable, current portion	746,286	214,300
Notes payable - current - related party	20,000	-0-
Deferred revenue, current portion	4,718,754	4,293,316
Convertible notes payable, related parties, current portion, net of discount of $-0- and $-0-, respectively	1,100,000	-0-
Convertible notes payable, current portion	175,000	75,000
Patent settlement liability, current portion	962,500	925,000
Conversion feature liability, related parties	907,860	740,218
Conversion feature liability	21,135	18,693
Warrant liability, related parties	2,012,478	1,506,287
Warrant liability	98,929	186,421
Total current liabilities	12,514,703	9,420,070

LONG TERM LIABILITIES
Notes payable - long term, net of current portion	17,500	569,486
Notes payable related parties, long term, net of discount of $894,334 and $1,132,144, respectively	3,572,545	3,354,735
Deferred revenue, long term, net of current portion	928,275	584,608
Convertible notes payable, related parties, net of current portion	8,340,000	9,440,000
Convertible notes payable, net of current portion	50,000	150,000
Patent settlement liability - long term, net of current portion	1,342,903	1,455,247

TOTAL LIABILITIES	26,765,926	24,974,146

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,722,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,481,495 and 86,481,495 issued and outstanding, respectively, at $0.001 par value	86,482	86,482
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,605,826	36,572,099
Accumulated other comprehensive (loss)	(60,902)	(53,714)
Accumulated deficit	(64,352,834)	(62,525,605)

TOTAL SHAREHOLDERS' (DEFICIT)	(22,999,249)	(21,198,559)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,766,677	$3,775,587

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
Revenues	$7,422,934	$6,659,377	$3,889,295	$3,344,710
Reimbursable revenues	416,234	6,810	180,379	6,810
Total revenues	7,839,168	6,666,187	4,069,674	3,351,520

Cost of goods sold	1,329,744	901,546	639,428	455,776
Reimbursable expenses - cost of goods sold	347,528	42,426	190,405	42,141
Total cost of sales	1,677,272	943,972	829,833	497,917

Gross margin	6,161,896	5,722,215	3,239,841	2,853,603

Operating expenses
Salaries, benefits and related taxes	4,288,407	4,188,364	2,159,768	2,089,623
Rent and occupancy expenses	422,445	451,017	223,807	225,980
Consulting services	67,436	152,855	5,091	102,676
Legal and professional fees	197,455	240,795	93,417	104,665
Travel	206,083	247,204	94,230	126,696
Telephone and internet	73,604	116,223	38,521	49,307
Selling, general and administrative	466,140	514,724	238,454	228,758
Bad debt expense	84,144	-0-	84,144	-0-
Depreciation expense	232,755	241,720	114,356	115,164
Amortization expense	232,117	232,117	116,058	116,058
Total operating expenses	6,270,586	6,385,019	3,167,846	3,158,927

Operating income/(loss)	(108,690)	(662,804)	71,995	(305,324)

Other income/(expense)
Interest expense	(60,888)	(548,005)	(30,243)	(276,391)
Interest expense, related parties	(1,046,003)	(725,216)	(523,001)	(366,226)
Interest income	208	4,625	31	4,236
Change in derivative liabilities	(588,784)	(2,964,751)	2,056,132	(54,181)
Loss on sale of fixed assets	(22,106)	-0-	(22,106)	-0-
Other comprehensive income	(966)	4,915	(1,752)	574
Income/(loss) before income taxes and preferred dividends	(1,827,229)	(4,891,236)	1,551,056	(997,312)
Net income/(loss)	(1,827,229)	(4,891,236)	1,551,056	(997,312)
Preferred stock dividends
Preferred stock dividends in arrears Series A preferred	(125,539)	(102,004)	(51,424)	(51,284)
Total preferred stock dividends	(125,539)	(102,004)	(51,424)	(51,284)
Net income/(loss) attributable to common stockholders	$(1,952,768)	$(4,993,240)	$1,499,632	$(1,048,596)

Net income/(loss) per share
Basic and diluted	$(0.02)	$(0.06)	$0.02	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	86,481,495	86,207,462	86,481,495	86,332,044

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
Net income/(loss) attributable to common stockholders	$(1,952,768)	$(4,993,240)	$1,499,632	$(1,048,596)
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	(7,188)	(11,514)	(5,966)	(1,939)

Other comprehensive income/(loss)	(7,188)	(11,514)	(5,966)	(1,939)

Comprehensive income/(loss):	$(1,959,956)	$(5,004,754)	$1,493,666	$(1,050,535)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012
(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	Additional paid in capital - preferred	Number of shares	$ 0.001 Par value	Additional paid in capital - common	Accumulated deficit	Accumulated other comprehensive income	Treasury stock	Total shareholders' (deficit)
Balances at December 31, 2010	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,081,495	$86,082	$36,906,356	$(59,001,262)	$(24,298)	$(503,086)	$(17,814,029)

Employee stock option expense												129,229				129,229

Treasury stock retired												(503,086)			503,086	-0-

Foreign currency translation adjustment														(29,416)		(29,416)

Issuance of common stock in lieu of salary										400,000	400	39,600				40,000

Net loss for the year ended December 31, 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,524,343)	-0-	-0-	(3,524,343)

Balances at December 31, 2011	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,481,495	86,482	36,572,099	(62,525,605)	(53,714)	-	(21,198,559)

Employee stock option expense												33,727				33,727

Foreign currency translation adjustment														(7,188)		(7,188)

Net loss for the six months ended June 30, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,827,229)	-0-	-0-	(1,827,229)

Balances at June 30, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,605,826	$(64,352,834)	$(60,902)	$-0-	$(22,999,249)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,827,229)	$(4,891,236)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	588,784	2,964,751
Loss from sale of fixed assets, net	14,606	-0-
Interest expense from derivative instruments	237,810	497,884
Common stock issued in lieu of salary	-0-	40,000
Employee stock option expense	33,727	90,119
Depreciation and amortization	464,872	473,837
Changes in operating assets and liabilities
Accounts receivable	(901,836)	(159,358)
Provision for doubtful accounts	84,144	-0-
Prepaid expenses	(10,506)	(22,015)
Other assets	9,127	(1,490)
Accounts payable and accrued expenses	290,925	211,431
Patent settlement liability	(74,844)	(17,944)
Deferred revenue	769,105	(84,415)
Net cash used in operating activities	(321,315)	(898,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	50,000	-0-
Purchase of property and equipment	(34,491)	(52,502)
Net cash provided by/(used in) investing activities	15,509	(52,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(20,000)	(212,500)
Proceeds of notes payable, related parties	-0-	96,000
Net cash used in financing activities	(20,000)	(116,500)

Effect of exchange rate changes on cash and cash equivalents	(7,188)	(11,514)
Net decrease in cash and cash equivalent	(332,994)	(1,078,952)
Cash and cash equivalents at beginning of period	1,302,287	1,213,397

Cash and cash equivalents at end of period	$969,293	$134,445

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-0-	$-0-
Interest	$761,682	$525,731

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$-0-	$2,866,879
Notes payable issued for matured convertible note payable	$-0-	$45,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

NOTE 1:                ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications; TrialMaster®, TrialOne®, and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the six month periods ended June 30, 2012 and June 30, 2011 we spent approximately $1,224,769 and $1,280,630, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

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

The operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, royalty-based patent liabilities, the value of derivatives associated with debt issued by the Company and the valuation of any corresponding discount to the issuance of our debt.  Actual results may differ from those estimates.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Ltd., in the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $7,188 and $11,514 for the six month periods ended June 30, 2012 and June 30, 2011.

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software.  From time-to-time a client might require significant modification or customization subsequent to delivery to the customer.  The Company generally enters into software term licenses for its EDC Software products with its customers for three to five year periods, although customers have entered into both longer and shorter term license agreements.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term, which typically is either on a quarterly or annual basis. Payment terms are generally net 30 days.

In the past the Company has sold perpetual licenses for EDC Software products in certain situations to existing customers with the option to purchase customer support, and may, in the future, do so for new customers based on customer requirements or market conditions. The Company has established vendor specific objective evidence of fair value for the customer support. Accordingly, license revenues are recognized upon delivery of the software and when all other revenue recognition criteria are met. Customer support revenues are recognized ratably over the term of the underlying support arrangement.  The Company generates customer support and maintenance revenues from its perpetual license customer base.

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense in accordance with ASC 605-45, Principal Agent Considerations. In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

The fees associated with each business activity for the six month periods ended June 30, 2012 and June 30, 2011, respectively are:

	For the six months ended
Revenue activity	June 30, 2012	June 30, 2011
Set-up fees	$2,627,133	$1,586,263
Change orders	154,081	160,902
Maintenance	2,620,531	2,707,453
Software licenses	1,678,637	1,617,406
Professional services	425,115	242,703
Hosting	333,671	351,460
Total	$7,839,168	$6,666,187

	For the three months ended
Revenue activity	June 30, 2012	June 30, 2011
Set-up fees	$1,478,956	$830,708
Change orders	62,325	83,022
Maintenance	1,304,884	1,331,152
Software licenses	911,555	798,352
Professional services	139,958	145,696
Hosting	171,996	162,590
Total	$4,069,674	$3,351,520

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staff. Cost of revenues also includes outside service provider costs.  Cost of revenues is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $226,588 as of June 30, 2012 and $142, 444 as of December 31, 2011, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	For the periods ended
	June 30, 2012	December 31, 2011
Beginning of period	$142,444	$269,869
Bad debt expense	84,144	(119,889)
Write-offs	-0-	(7,536)
End of period	$226,588	$142,444

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2012, no funds were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2012.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of June 30, 2012, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 20% of our revenues during the six month period ended June 30, 2012 or approximately $1,575,000 and one accounted for 18% or approximately $1,390,000. One customer accounted for 20% of our revenues during the six month period ended June 30, 2011 or approximately $1,313,000.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the six month periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2012	2	38%	4	49%
December 31, 2011	1	21%	2	29%
June 30, 2011	1	20%	4	54%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the six month periods ended June 30, 2012 and June 30, 2011, respectively.

European revenues For the six months ended
June 30, 2012		June 30, 2011
European revenues	% of Total revenues	European revenues	% of Total revenues
$783,659	10%	$1,384,507	21%

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
JUNE 30, 2012 AND JUNE 30, 2011
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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments.  Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815 Derivatives and Hedging. ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement.  The fair value measurement is determined in accordance with ASC 820 Fair Value Measurements and Disclosures.

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of June 30, 2012, the Company had $5,647,029 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years.  The Company had $4,718,754 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $118,256 and $158,764 for the six month periods ended June 30, 2012 and June 30, 2011, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the six month periods ended June 30, 2012 and June 30, 2011 we spent approximately $1,224,769 and $1,280,630 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009.  The 2009 Plan provides for the issuance of up to 7,500,000 shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents.  The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008.  The 1998 Plan provided for the issuance of up to 12,500,000 shares in accordance with the terms of the 1998 Plan document.  Each plan is more fully described in “Note 14, Employee Equity Incentive Plans.”  The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes.  ASC 740 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized.  Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2012, we adopted the following new accounting pronouncements:

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of either performing Step One of the goodwill impairment test or performing a qualitative assessment to determine whether performing Step One of the goodwill impairment test is necessary. An entity may choose to perform the qualitative assessment for some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step One of the impairment test. Our adoption of ASU 2011-08 did not have an impact on our financial statements.

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
JUNE 30, 2012 AND JUNE 30, 2011
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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending June 30, 2012 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,481,495 and 86,207,462 for the six month periods ended June 30, 2012 and June 30, 2011, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,481,495 and 86,332,044 for the three month periods ended June 30, 2012 and June 30, 2011, respectively.

Antidilutive shares aggregating 87,055,227 and 93,647,034 have been omitted from the calculation of dilutive earnings (loss) per share for the six month periods ended June 30, 2012 and June 30, 2011, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share for the six month periods ended June 30.  The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2012 and June 30, 2011, respectively.

Anti-dilutive security	June 30, 2012	June 30, 2011
Preferred stock	2,750,149	2,750,149
Employee stock options	11,093,000	12,739,500
Warrants	48,009,582	52,195,758
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	582,496	1,341,627
Total	87,055,227	93,647,034

The employee stock options are exercisable at prices ranging from $0.045 to $0.69 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income (loss) per share and were not included in the computation of diluted earnings per share.

For the six months ended
	June 30, 2012			June 30, 2011
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(1,952,768)	86,481,495	$(0.02)	$(4,993,240)	86,207,462	$(0.06)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,952,768)	86,481,495	$(0.02)	$(4,993,240)	86,207,462	$(0.06)

For the three months ended
	June 30, 2012			June 30, 2011
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$1,499,632	86,481,495	$0.02	$(1,048,596)	86,332,044	$(0.01)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$1,499,632	86,481,495	$0.02	$(1,048,596)	86,332,044	$(0.01)

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2012			December 31, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (Years)
Computer & office equipment	$1,429,323	$1,101,228	$328,095	$1,550,907	$1,094,152	$456,755	5
Leasehold improvements	75,476	64,340	11,136	75,476	60,785	14,691	5
Computer software	1,484,786	1,341,550	143,236	1,477,539	1,207,662	269,877	3
Office furniture	107,067	86,196	20,871	107,389	82,505	24,884	5
Total	$3,096,652	$2,593,314	$503,338	$3,211,311	$2,445,104	$766,207

Depreciation expense for the six month periods ended June 30, 2012 and June 30, 2011 was $232,755 and $241,720, respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2012			December 31, 2011
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (Years)
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117	3
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117

Amortization expense was $232,117 and $232,117 for the six month periods ended June 30, 2012 and June 30, 2011, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2012	December 31, 2011
Accounts payable	$659,742	$672,516
Accrued payroll and related costs	271,203	176,900
Other accrued expenses	172,045	70,047
Accrued interest	648,771	541,372
Total accounts payable and accrued expenses	$1,751,761	$1,460,835

NOTE 8:                NOTES PAYABLE

At June 30, 2012, the Company owed $5,250,665 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

				Non related party		Related party
Origination date	Maturity date	Interest rate	Ending principal June 30, 2012	Current	Long term	Current	Long term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	137,500	-0-	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	20,000	-0-
4/1/2012	1/1/2014	12%	17,500	-0-	17,500	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	308,561	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	123,425	-0-	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(894,334)
Total			$5,250,665	$746,286	$17,500	$20,000	$3,572,545

At December 31, 2011, the Company owed $5,270,665 in notes payable all of which were unsecured.  The table below provides details as to the terms and conditions of the notes payable.

				Non related party		Related party
Origination date	Maturity date	Interest rate	Ending principal December 31, 2011	Current	Long term	Current	Long term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	137,500	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	-0-	20,000
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(1,132,144)
Total			$5,270,665	$214,300	$569,486	$-0-	$3,354,735

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2012.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of	Maturity	Interest	Original	June 30,	Allocated	discount	June 30,	June 30,		Non		Non
issuance	date	rate	principal	2012	discount	amortized	2012	2012	Related	related	Related	related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	1,100,000	100,000	-0-	-0-
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$1,100,000	$175,000	$8,340,000	$50,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The following table summarizes the convertible debt outstanding as of December 31, 2011.

							Discount	Carrying	Carrying amount
				Principal at		Total	at	amount at	Short term		Long term
Date of	Maturity	Interest	Original	December	Allocated	discount	December	December		Non		Non
issuance	date	rate	principal	31, 2011	discount	amortized	31, 2011	31, 2011	Related	related	Related	related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,440,000	$150,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of June 30, 2012, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $98,468 of accrued interest at June 30, 2012.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2012 are as follows:

2012	$9,665,000
2013	-0-
2014	-0-
2015	-0-
Total	$9,665,000

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the six month periods ended June 30, 2012 and June 30, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2012 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair value at June 30, 2012	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$928,995	$-0-	$-0-	$928,995
Warrant liability	2,111,407	-0-	-0-	2,111,407
Total of derivative liabilities	$3,040,402	$-0-	$-0-	$3,040,402

(1)   The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2012

(2)    The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at June 30, 2012
Risk free interest rate	0.19%	to	0.39%
Dividend yield		0.00%
Expected volatility	202.0%	to	262.2%
Expected life (range in years)
Conversion feature liability	0.75	to	1.46
Warrant liability	0.16	to	3.75

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair value at December 31, 2011	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$758,911	$-0-	$-0-	$758,911
Warrant liability	1,692,708	-0-	-0-	1,692,708
Total of derivative liabilties	$2,451,619	$-0-	$-0-	$2,451,619

(1)   The fair value of the derivative instruments was estimated using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2011

(2)    The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2011
Risk free interest rate	0.11%	to	0.39%
Dividend yield		0.00%
Expected volatility	179.7%	to	261.0%
Expected life (range in years)
Conversion feature liability	1.25	to	1.96
Warrant liability	0.16	to	4.25

	Other income for the six months ended
	June 30, 2012	June 30, 2011
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(588,784)	$(2,964,751)

Total unrealized gains/(losses) included in earnings	$(588,784)	$(2,964,751)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended June 30, 2012 and December 31, 2011.  The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2012 and December 31, 2011.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Period ended June 30, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$170,085	$-0-	$-0-	$928,996
Warrant liability	1,692,708	-0-	418,699	-0-	-0-	2,111,407
Total of derivative liabilties	$2,451,619	$-0-	$588,784	$-0-	$-0-	$3,040,403

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at June 30, 2012 are as follows:

2012	$182,315
2013	274,538
2014	209,710
2015	197,350
2016	152,409
Total	$1,016,322

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $422,445 and $451,017 for the six month periods ended June 30, 2012 and June 30, 2011, respectively.

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

2012	$737,500
2013	450,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,987,500

During the six month periods ended June 30, 2012 and June 30, 2011 the Company recorded a charge to earnings of  $112,655 and $122,144, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2012 and June 30, 2011 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

NOTE 12:              RELATED PARTY TRANSACTIONS

Fernando Montero, a former member of our Board of Directors, is president, director and sole shareholder of Mentor Capital Corporation (“Mentor Capital”). Mentor Capital is the fund manager for Atlantic Balanced Fund (“ABF”) having voting and dispositive control of the shares in OmniComm Systems, Inc. held by ABF and therefore Mr. Montero may be deemed to beneficially own the shares held by ABF. Mr. Montero also has voting and dispositive control of the shares in OmniComm Systems, Inc. held by Atlantic Security Bank (“ASB”) and therefore may be deemed to beneficially own the shares held by ASB. Mr. Montero may be deemed to beneficially own an aggregate of 6,523,411 shares of the Common Stock (as described below), which constitute approximately 7.5% of the outstanding shares of our Common Stock.

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith.  On December 31, 2011, the Company extended the promissory note that had matured on that date.  The promissory note bears interest at 12% per annum with interest payable monthly. Mr. Smith extended the maturity date of his promissory note until April 1, 2013

As of June 30, 2012, we have an aggregate of $13,126,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

vi.	Promissory Note issued on August 16, 2011 for $80,000 with a maturity date of January 01, 2013.
vii.	Promissory Note issued on August 19, 2011 for $15,000 with a maturity date of January 01, 2013.
viii.	Promissory Note issued on August 25, 2011 for $35,000 with a maturity date of January 01, 2013.
ix.	Promissory Note issued on September 02, 2011 for $32,000 with a maturity date of January 01, 2013.
x.	Promissory Note issued on September 15, 2011 for $80,000 with a maturity date of January 01, 2013.
xi.	Promissory Note issued on September 28, 2011 for $100,000 with a maturity date of January 01, 2013.

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
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

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

For the six months ended June 30, 2012 and June 30, 2011 we incurred $1,046,003, and $725,216, respectively, in interest expense payable to related parties.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

As of June 30, 2012 we had the following outstanding securities:

o           86,481,495 shares of common stock issued and outstanding;
o           48,009,582 warrants issued and outstanding to purchase shares of our common stock;
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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2012 and June 30, 2011, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of June 30,		Cumulative arrearage per share as of June 30,
Series of preferred stock	2012	2011	2012	2011

Series A	$2,070,200	$1,790,894	$0.50	$0.43
Series B	609,904	609,904	$3.05	$3.05
Series C	1,469,593	1,469,593	$4.36	$4.36
Total preferred stock arrearage	$4,149,697	$3,870,391

The following table presents preferred dividends accreted for the six month periods ended June 30, 2012 and June 30, 2011, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted six months ended June 30,		Dividends per share six months ended June 30,
	2012	2011	2012	2011
Preferred stock dividends in arrears Series A	$125,539	$102,004	$0.03	$0.03
Preferred stock dividends in arrears Series B	$-0-	$-0-	$0.00	$0.00
Preferred stock dividends in arrears Series C	$-0-	$-0-	$0.00	$0.00

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the six month periods ended June 30, 2012 and June 30, 2011, and the related changes during these periods.

June 30, 2012 Warrants outstanding						June 30, 2012 Warrants exercisable
Range of exercise price			Number outstanding at June 30, 2012	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at June 30, 2012	Weighted average exercise price
$0.25	–	0.60	48,009,582	2.56	$0.35	48,009,582	$0.35

December 31, 2011 Warrants Outstanding						December 31, 2011Warrants Exercisable
Range of exercise price			Number outstanding at December 31, 2011	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$0.25	–	0.60	58,595,758	1.94	$0.38	58,595,758	$0.38

Warrants
Balance at December 31, 2011	58,595,758
Issued	-0-
Exercised	-0-
Expired/forfeited	(10,586,176)
Balance at June 30, 2012	48,009,582
Warrants exercisable at June 30, 2012	48,009,582
Weighted average fair value of warrants granted during 2012	n/a

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign currency translation	Accumulated other comprehensive gain (loss)
Balance December 31, 2010	$(24,298)	$(24,298)
2011 Activity	(29,416)	(29,416)
Balance at December 31, 2011	(53,714)	(53,714)
2012 Activity	(7,188)	(7,188)
Balance at June 30, 2012	$(60,902)	$(60,902)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

As of June 30, 2012, there were 4,408,500 outstanding options that have been granted under the 2009 Plan.  At June 30, 2012, there were 3,091,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of June 30, 2012, there were 6,632,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2010	11,822,000	$0.39	3.21	$-0-
Granted	1,686,000	0.12
Exercised	-0-	-0-
Forfeited/cancelled/expired	(2,350,000)	0.30

Outstanding at December 31, 2011	11,158,000	0.37	2.52	-0-
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited/cancelled/expired	(117,500)	0.17

Outstanding at June 30, 2012	11,040,500	0.37	2.01	3,750

Vested and exercisable at June 30, 2012	9,847,833	$0.40	1.77	$-0-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.

The total number of shares vested and the fair value of shares vested for the six month periods ended June 30, 2012 and June 30, 2011, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vested during the six months ended June 30, 2012	592,083	$62,934
Fair value of options vested during the six months ended June 30, 2011	1,165,000	$292,453

Cash received from stock option exercises for the six month periods ended June 30, 2012 and June 30, 2011 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2012 and June 30, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The following table summarizes information concerning options outstanding at June 30, 2012:

Awards breakdown by price range at June 30, 2012
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,268,500	3.24	$0.15	2,075,833	2.85	$0.18
0.21	to	0.29	2,775,000	1.58	0.26	2,775,000	1.58	0.26
0.30	to	0.49	875,000	1.40	0.45	875,000	1.40	0.45
0.50	to	0.70	4,122,000	1.44	0.60	4,122,000	1.44	0.60
0.00	to	0.70	11,040,500	2.01	$0.37	9,847,833	1.77	$0.40

The following table summarizes information concerning options outstanding at December 31, 2011:

Awards breakdown by price range at December 31, 2011
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,376,000	3.75	$0.15	1,547,500	3.02	$0.20
0.21	to	0.29	2,785,000	2.08	0.26	2,785,000	2.08	0.26
0.30	to	0.49	875,000	1.90	0.45	875,000	1.90	0.45
0.50	to	0.70	4,122,000	1.94	0.60	4,122,000	1.94	0.60
0.00	to	0.70	11,158,000	2.52	$0.37	9,329,500	2.16	$0.42

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2012 was $0.00 as no options were granted during the period, and $0.11 during the six month period ended June 30, 2011. The Black Scholes option-pricing model was utilized to calculate these values.

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

The fair value of share-based payments for the six months ended June 30, 2012 was not calculated as no options were granted during the period. Below are the assumptions for the fair value of share-based payments for the six months ended June 30, 2011.

	Stock option assumptions for the six months ended
	June 30, 2012	June 30, 2011
Stock option assumptions
Risk-free interest rate	n/a	2.24%
Expected dividend yield	n/a	0.0%
Expected volatility	n/a	126.1%
Expected life of options (in years)	n/a	5%

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2012	2011
Stock options granted during the six month period ended June 30,	n/a	$0.11

Stock options vested during the six month period ended June 30,	$0.11	$0.25

Stock options forfeited during the six month period ended June 30,	$0.11	$0.19

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2012, and changes during the six month period ended June 30, 2012 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2012	1,828,500	$0.10

Nonvested shares at June 30, 2012	1,192,667	$0.09

As of June 30, 2012, approximately $90,341 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.63 years.

NOTE 15:             INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	June 30, 2012	June 30, 2011
Statutory rate applied to loss before income taxes	$(672,257)	$(1,840,572)
Increase (decrease) in income taxes results from:
Non deductible expenses	323,739	1,348,952
Change in deferred assets	42,392	45,963
Change in valuation allowance	306,126	445,657

Income tax expense (benefit)	$-0-	$-0-

The components of income tax expense (benefit) for the six month periods ended:

	June 30, 2012	June 30, 2011
Current tax expense (benefit):
Income tax at statutory rates	$-0-	$-0-
Deferred tax expense (benefit):
Bad debt allowance	(31,664)	-0-
Operating loss carryforward	(316,854)	(491,620)
Patent litigation settlement	42,392	45,963
	(306,126)	(445,657)
Valuation allowance	306,126	445,657
Total tax expense (benefit)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND JUNE 30, 2011
(unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30, 2012	December 31, 2011
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	84,292	52,629
Patent litigation liability accrual	426,499	468,891
Operating loss carryforwards	17,236,909	16,920,055
Gross deferred tax assets	18,031,398	17,725,273

Valuation allowance	(18,031,398)	(17,725,273)
Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $48,052,398.  This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through June 30, 2012.  The change in the valuation allowance for the six month period ended June 30, 2012 was an increase of $203,068.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2011, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to aggressively expand the scope of our sales and marketing efforts both domestically and in Europe during the remainder of 2012.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,224,769 and $1,280,630 on R & D activities during the six months ended June 30, 2012 and June 30, 2011, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position.  As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust end-to-end solutions that can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced success in broadening our client roster over the past several fiscal years via both organic growth and through acquisitions. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.  We believe that strengthening our reputation and broadening the scope of our brand recognition will serve to improve the effectiveness of our sales and marketing efforts.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2011 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first half of 2012 we added four new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the second half of 2012.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 10% of total revenues for the six months ended June 30, 2012.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the second half of 2012.  We have increased the marketing and business development budget for our TrialOne product during the first half of 2012 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2012 compared with the six months ended June 30, 2011

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2012 and June 30, 2011 is included in the table below.
	Summarized Statement of Operations For the six months ended June 30,
	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Total revenues	$7,839,168		$6,666,187		$1,172,981	17.6%

Cost of sales	1,677,272	21.4%	943,972	14.2%	733,300	77.7%

Gross margin	6,161,896	78.6%	5,722,215	85.8%	439,681	7.7%

Salaries, benefits and related taxes	4,288,407	54.7%	4,188,364	62.8%	100,043	2.4%
Rent	422,445	5.4%	451,017	6.8%	(28,572)	-6.3%
Consulting	67,436	0.9%	152,855	2.3%	(85,419)	-55.9%
Legal and professional fees	197,455	2.5%	240,795	3.6%	(43,340)	-18.0%
Other expenses	828,703	10.6%	837,264	12.6%	(8,561)	-1.0%
Selling, general and administrative	466,140	5.9%	514,724	7.7%	(48,584)	-9.4%
Total operating expenses	6,270,586	80.0%	6,385,019	95.8%	(114,433)	-1.8%

Operating loss	(108,690)	-1.4%	(662,804)	-9.9%	554,114	-83.6%

Interest expense	(1,106,891)	-14.1%	(1,273,221)	-19.1%	166,330	-13.1%
Interest income	208	0.0%	4,625	0.1%	(4,417)	-95.5%
Other comprehensive income	(966)	0.0%	4,915	0.1%	(5,881)	-119.7%
Loss on sale of fixed assets	(22,106)	-0.3%	-0-	0.0%	(22,106)	n/a
Change in derivatives	(588,784)	-7.5%	(2,964,751)	-44.5%	2,375,967	-80.1%

Net loss	(1,827,229)	-23.3%	(4,891,236)	-73.4%	3,064,007	-62.6%

Total preferred stock dividends	(125,539)	-1.6%	(102,004)	-1.5%	(23,535)	23.1%

Net loss attributable to common stockholders	$(1,952,768)	-24.9%	$(4,993,240)	-74.9%	$3,040,472	-60.9%

Net loss per share, basic and diluted	$(0.02)		$(0.06)

Weighted average number of shares outstanding	86,481,495		86,207,462

Revenues for the six months ended June 30, 2012 increased 17.6% as compared to the six months ended June 30, 2011. The table below provides a comparison of our recognized revenues for the six months ended June 30, 2012 and June 30, 2011.

	For the six months ended
Revenue activity	June 30, 2012		June 30, 2011		$ Change	% Change
Set-up fees	$2,627,133	33.5%	$1,586,263	23.8%	$1,040,870	65.6%
Change orders	154,081	2.0%	160,902	2.4%	(6,821)	-4.2%
Maintenance	2,620,531	33.4%	2,707,453	40.7%	(86,922)	-3.2%
Software licenses	1,678,637	21.4%	1,617,406	24.3%	61,231	3.8%
Professional services	425,115	5.4%	242,703	3.6%	182,412	75.2%
Hosting	333,671	4.3%	351,460	5.3%	(17,789)	-5.1%
Total	$7,839,168	100.0%	$6,666,187	100.0%	$1,172,981	17.6%

Overall Revenue increased by $1,172,981 or 17.6%. This is primarily the result of an increase in Set-up fees relating to the successful acquisition of new ASP contracts from both new and existing clients. Revenue from Set-up fees was $2,627,133 and $1,586,263 for the six months ended June 30, 2012 and June 30, 2011 respectively, a 65.6% increase.

We recorded revenue of $5,491,581, including $877,447 from licensing and $1,539,891 from maintenance associated with our TrialMaster suite during the six months ended June 30, 2012 compared with Revenue of $3,990,529 that included $701,351 in licensing revenues and $1,417,273 in maintenance revenues during the six months ended June 30, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $2,290,484 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the six months ended June 30, 2012 compared with $1,888,135 for the six months ended June 30, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $298,421 in revenues from hosting activities and $167,336 in consulting services associated with the eClinical suite during the six months ended June 30, 2012 compared with $294,282 from hosting activities and $104,311 from consulting activities for the six months ended June 30, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $794,523 in from licensing relating to eClinical in the first six months of 2012 as compared to $366,796 for the first six months of 2011.

We recorded $57,103 in revenues associated with clients of our TrialOne EDC software for the six months ended June 30, 2012 compared with $727,177 for the six months ended June 30, 2011.  Approximately $521,970 of the 2011 revenue related to a one-time sale to a single client.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $416,234 in Reimbursable revenues for the six months ended June 30, 2012 and $6,810 for the six months ended June 30, 2011.  These amounts represent amounts associated with third-party services provided to our customers by our service and product partners.  Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.  In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  While these relationships are an important part of our service offering we do not expect these amounts to continue to grow.

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

Generally, ASP contracts will range in duration from one month to several years. ASP Set-up fees are generally recognized in accordance with Accounting Standards Codification 605 (“ASC 605”) “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 52.3% of our revenues during the six months ended June 30, 2012 and approximately 40.8% of our revenues during the six months ended June 30, 2011.  One customer accounted for approximately 20.1% and another accounted for approximately 17.7% of our revenues during the six months ended June 30, 2012.   One customer accounted for approximately 19.7% during the six months ended June 30, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 77.7% or $733,300 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  Cost of goods sold were approximately 21.4% of revenues for the six months ended June 30, 2012 compared to approximately 14.2% for the six months ended June 30, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold increased during the six months ended June 30, 2012 primarily due to an increase in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs, the key components of our cost of goods sold, on an absolute basis as our trial revenues increase. We expect our cost of goods sold to return to the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the Phase I and CRO portions of our client base.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses decreased approximately 1.4% for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  The decrease in operating expenses can be attributed to our continued focus to maintain our cost structure in line with our revenue.  Total operating expenses were approximately 80.3% of revenues during the six months ended June 30, 2012 compared to approximately 95.8% of revenues for the six months ended June 30, 2011.  We expect operating expenses to continue to decrease as a percentage of revenue.  We believe we are currently achieving operating and administrative efficiencies at the operating expense level that will provide us leverage as our client and revenue base increase.

Salaries and related expenses were our biggest operating expense at 68.2% of total operating expenses for the six months ended June 30, 2012 compared to 65.6% of total operating expenses for the six months ended June 30, 2011.  Salaries and related expenses increased approximately 2.4% for the six months ended June 30, 2012 when compared to the same period that ended June 30, 2011.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2011.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the six months ended
	June 30, 2012	June 30, 2011	Change	% Change
OmniComm corporate operations	$3,306,064	$2,660,878	$645,186	24.2%
New Jersey operations office	167,652	537,152	(369,500)	-68.8%
OmniComm Europe, GmbH	505,911	524,252	(18,341)	-3.5%
OmniComm Ltd.	275,053	375,963	(100,910)	-26.8%
Employee stock option expense	33,727	90,119	(56,392)	-62.6%
Total salaries and related expenses	$4,288,407	$4,188,364	$100,043	2.4%

We currently employ approximately 53 employees out of our Ft. Lauderdale, Florida corporate office, eight employees out of our New Jersey regional operating office, nine out-of-state employees, seven employees out of a wholly-owned subsidiary in the United Kingdom and 21 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next six to nine months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.  In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the six months ended June 30, 2012 and the six months ended June 30, 2011 we incurred $33,727 and $90,119, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 6.3% during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is primarily associated with reductions in our co-location and disaster recovery facilities, German office and Corporate office rent expense offset by increases in our straight-line rent and our U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2012.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Lymington, UK.  That office lease expires in October 2012.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first six months of 2012 was a reduction in expense of $1,979 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $11,789 in the first quarter of 2011.

	For the six months ended
	June 30, 2012	June 30, 2011	Change	% Change
Corporate office	$156,607	$162,993	$(6,386)	-3.9%
Co location and disaster recovery facilities	158,586	170,952	(12,366)	-7.2%
New Jersey operations office	39,404	38,641	763	2.0%
OmniComm Europe, GmbH	19,059	44,340	(25,281)	-57.0%
OmniComm Ltd.	50,768	45,880	4,888	10.7%
Straight-line rent expense	(1,979)	(11,789)	9,810	-83.2%
Total	$422,445	$451,017	$(28,572)	-6.3%

Consulting services expense decreased to $67,437 for the six months ended June 30, 2012 compared with $152,855 for the six months ended June 30, 2011, a decrease of $85,418 or 55.9%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the first six months of 2011 as we utilized the services of additional third-party sources for portions of our product development work.

	For the six months ended
Expense Category	June 30, 2012	June 30, 2011	Change	% Change
Sales and marketing	$10,174	$900	$9,274	1030.4%
Product development	57,262	151,955	(94,693)	-62.3%
Total	$67,436	$152,855	$(85,419)	-55.9%

Legal and professional fees decreased approximately 18.0% for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased primarily due to decreases in Audit and Related expenses, Accounting Services expenses and Financial-Related Legal expenses. These decreases were partially offset by an increase in Employment Related Legal Expenses relating to new and existing employees as well as an increase in General Legal expense. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2012 and June 30, 2011, respectively.

	For the six months ended
Expense Category	June 30, 2012	June 30, 2011	Change	% Change
Audit and related	$46,179	$85,646	$(39,467)	-46.1%
Accounting services	76,180	85,019	(8,839)	-10.4%
Miscellaneous	-0-	16,197	(16,197)	-100.0%
Legal- employment related	52,633	36,792	15,841	43.1%
Legal- financial related	4,475	18,407	(13,932)	-75.7%
General legal	17,988	(1,266)	19,254	-1521.4%
Total	$197,455	$240,795	$(43,340)	-18.0%

Selling, general and administrative expenses (“SGA”) decreased approximately 9.4% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. This decrease is primarily due to a decrease in our insurance expenses coupled with our continued focus to maintain our cost structure in line with our revenue. During the six months ended June 30, 2012 we recorded $112,655 in license fees associated with our license agreement with DataSci, LLC compared to $122,144 during the six months ended June 30, 2011.  We recorded a license fee of $0.00 during the six months ended June 30, 2012 as compared to an expense of $5,323 for the six months ended June 30, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years’ expenditures.

During the six month period ended June 30, 2012 we recognized $84,144 of bad debt expense as compared to $0 for the six month period ended June 30, 2011.  During the period we adjusted the estimates used to calculate the allowance for doubtful accounts based on a review of our historical experience.  During the remainder of 2012 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the second half of fiscal 2012.

Interest expense was $1,106,891 during the six months ended June 30, 2012 compared to $1,273,221 for the six months ended June 30, 2011, a decrease of $166,330.  Interest incurred to related parties was $1,046,003 during the six months ended June 30, 2012 and $725,216 for the six months ended June 30, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011.  The table below provides detail on the significant components of interest expense for the six months ended June 30, 2012 and June 30, 2011.

Interest expense

	For the six months ended
Debt description	June 30, 2012	June 30, 2011	Change $
Accretion of discount from derivatives	$237,810	$497,884	$(260,074)
August 2008 convertible notes	95,737	95,211	526
December 2008 convertible notes	297,982	296,344	1,638
Sept 2009 secured convertible debentures	71,803	77,260	(5,457)
Dec 2009 convertible debentures	89,155	88,666	489
General interest	45,929	35,342	10,587
Related party notes payable	268,475	182,514	85,961
Total	$1,106,891	$1,273,221	$(166,330)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $588,784 during the six months ended June 30, 2012 compared with a net unrealized loss of $2,964,751 during the six months ended June 30, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2012 and June 30, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $125,539 and $102,004 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2012, and June 30, 2011, respectively.  As of June 30, 2012, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of preferred stock	Cumulative arrearage

Series A	$2,070,200
Series B	609,904
Series C	1,469,593
Total preferred stock arrearages	$4,149,697

The three months ended June 30, 2012 compared with the three months ended June 30, 2011

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2012 and June 30, 2011 is included in the table below.

	Summarized Statement of Operations For the three months ended June 30,
	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Total revenues	$4,069,674		$3,351,520		$718,154	21.4%

Cost of sales	829,833	20.4%	497,917	14.9%	331,916	66.7%

Gross margin	3,239,841	79.6%	2,853,603	85.1%	386,238	13.5%

Salaries, benefits and related taxes	2,159,768	53.1%	2,089,623	62.3%	70,145	3.4%
Rent	223,807	5.5%	225,980	6.7%	(2,173)	-1.0%
Consulting	5,091	0.1%	102,676	3.1%	(97,585)	-95.0%
Legal and professional fees	93,417	2.3%	104,665	3.1%	(11,248)	-10.7%
Other expenses	447,309	11.0%	407,225	12.2%	40,084	9.8%
Selling, general and administrative	238,454	5.9%	228,758	6.8%	9,696	4.2%
Total operating expenses	3,167,846	77.8%	3,158,927	94.3%	8,919	0.3%

Operating income (loss)	71,995	1.8%	(305,324)	-9.1%	377,319	n/a

Interest expense	(553,244)	-13.6%	(642,617)	-19.2%	89,373	-13.9%
Interest income	31	0.0%	4,236	0.1%	(4,205)	-99.3%
Other comprehensive income	(1,752)	0.0%	574	0.0%	(2,326)	-405.2%
Loss on sale of fixed assets	(22,106)	-0.5%	-0-	0.0%	(22,106)	n/a
Change in derivatives	2,056,132	50.5%	(54,181)	-1.6%	2,110,313	n/a

Net income (loss)	1,551,056	38.1%	(997,312)	-29.8%	2,548,368	-255.5%
Total preferred stock dividends	(51,424)	-1.3%	(51,284)	-1.5%	(140)	0.3%

Net income (loss) attributable to common stockholders	$1,499,632	36.8%	$(1,048,596)	-31.3%	$2,548,228	-243.0%

Net income (loss) per share, basic and diluted	$0.02		$(0.01)

Weighted average number of
shares outstanding	86,481,495		86,332,044

Revenues for the three months ended June 30, 2012 increased 21.4% as compared to the three months ended June 30, 2011. The table below provides a comparison of our recognized revenues for the three months ended June 30, 2012 and June 30, 2011.

	For the three months ended
Revenue activity	June 30, 2012		June 30, 2011		$ Change	% Change
Set-up fees	$1,478,956	36.3%	$830,708	24.8%	$648,248	78.0%
Change orders	62,325	1.5%	83,022	2.5%	(20,697)	-24.9%
Maintenance	1,304,884	32.1%	1,331,152	39.8%	(26,268)	-2.0%
Software licenses	911,555	22.4%	798,352	23.8%	113,203	14.2%
Professional services	139,958	3.4%	145,696	4.3%	(5,738)	-3.9%
Hosting	171,996	4.2%	162,590	4.9%	9,406	5.8%
Total	$4,069,674	100.0%	$3,351,520	100.0%	$718,154	21.4%

Overall Revenue increased by $718,154 or 21.4%. This is primarily the result of an increase in Set-up fees relating to the successful acquisition of new ASP contracts. Revenue from Set-up fees was $1,478,956 and $830,708 for the three months ended June 30, 2012 and June 30, 2011 respectively, a 78.0% increase.

We recorded revenue of $2,861,546, including $455,214 from licensing and $764,547 from maintenance associated with our TrialMaster suite during the three months ended June 30, 2012 compared with Revenue of $2,153,499 that included $480,056 in licensing revenues and $716,149 in maintenance revenues during the three months ended June 30, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $1,186,950 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended June 30, 2012 compared with $972,502 for the three months ended June 30, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $155,799 in revenues from hosting activities and $56,970 in consulting services associated with the eClinical suite during the three months ended June 30, 2012 compared with $162,590 from hosting activities and $39,900 from consulting activities for the three months ended June 30, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $456,341 in from licensing relating to eClinical in the first three months of 2012 as compared to $245,527 for the first three months of 2011.

We recorded $22,496 in revenues associated with clients on our TrialOne EDC software for the three months ended June 30, 2012 compared with $165,172 for the three months ended June 30, 2011.  Approximately $70,000 of the Q2 2011 revenue related to a one-time sale to a single client.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $180,379 in Reimbursable revenues for the three months ended June 30, 2012 and $6,810 for the three months ended June 30, 2011.  These amounts represent amounts associated with third-party services provided to our customers by our service and product partners.  Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.  In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  While these relationships are an important part of our service offering we do not expect these amounts to continue to grow.

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

Our top five customers accounted for approximately 53.5% of our revenues during the three months ended June 30, 2012 and approximately 41.9% of our revenues during the three months ended June 30, 2011.  One customer accounted for approximately 23.1% and another accounted for approximately 16.7% of our revenues during the three months ended June 30, 2012.   One customer accounted for approximately 22.4% of our revenues during the three months ended June 30, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 66.7% or $331,916 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  Cost of goods sold were approximately 20.4% of revenues for the three months ended June 30, 2012 compared to approximately 14.9% for the three months ended June 30, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended June 30, 2012 primarily due to an increase in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses increased approximately 1.0% for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  The increase in operating expenses is the result of the additional staff and other expenses required to support our increased workload resulting from the successful acquisition of new business in 2012.  Total operating expenses were approximately 78.4% of revenues during the three months ended June 30, 2012 compared to approximately 94.3% of revenues for the three months ended June 30, 2011.

Salaries and related expenses were our biggest operating expense at 67.7% of total operating expenses for the three months ended June 30, 2012 compared to 66.1% of total operating expenses for the three months ended June 30, 2011.  Salaries and related expenses increased approximately 3.4% for the three months ended June 30, 2012 when compared to the same period that ended June 30, 2011.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2011.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	June 30, 2012	June 30, 2011	Change	% Change
OmniComm corporate operations	$1,643,021	$1,322,299	$320,722	24.3%
New Jersey operations office	98,517	257,410	(158,893)	-61.7%
OmniComm Europe, GmbH	227,974	267,841	(39,867)	-14.9%
OmniComm Ltd.	174,190	212,290	(38,100)	-17.9%
Employee stock option expense	16,066	29,783	(13,717)	-46.1%
Total salaries and related expenses	$2,159,768	$2,089,623	$70,145	3.4%

During the three months ended June 30, 2012 and the three months ended June 30, 2011 we incurred $16,066 and $29,783, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 1.0% during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is primarily associated with reductions in our German office rent expense offset by increases in our straight-line rent, co-location and disaster recovery facilities and our U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in August 2012.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in December 2012.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Lymington, UK.  That office lease expires in October 2012.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first three months of 2012 was an increase in expense of $2,983 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $3,180 in the first quarter of 2011.

	For the three months ended
	June 30, 2012	June 30, 2011	Change	% Change
Corporate office	$82,538	$82,082	$456	0.6%
Co location and disaster recovery facilities	84,717	81,549	3,168	3.9%
New Jersey operations office	19,967	19,482	485	2.5%
OmniComm Europe, GmbH	8,178	22,344	(14,166)	-63.4%
OmniComm Ltd.	25,424	23,703	1,721	7.3%
Straight-line rent expense	2,983	(3,180)	6,163	-193.8%
Total	$223,807	$225,980	$(2,173)	-1.0%

Consulting services expense decreased to $5,091 for the three months ended June 30, 2012 compared with $102,676 for the three months ended June 30, 2011, a decrease of $97,585 or 95.0%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the three months of 2011 as we utilized the services of additional third-party sources for portions of our product development work.

	For the three months ended
Expense Category	June 30, 2012	June 30, 2011	Change	% Change
Sales and marketing	$7,532	$-0-	$7,532	n/m
Product development	(2,441)	102,676	(105,117)	-102.4%
Total	$5,091	$102,676	$(97,585)	-95.0%

Legal and professional fees decreased approximately 10.7% for the three months ended June 30, 2012 compared with the three months ended June 30, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased primarily due to decreases in Audit and Related expenses, Accounting services expenses, Legal–financial related expenses and General legal expenses. These decreases were partially offset by an increase in Employment Related Legal Expenses relating to new and existing employees.  The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2012 and June 30, 2011, respectively.

	For the three months ended
Expense Category	June 30, 2012	June 30, 2011	Change	% Change
Audit and related	$15,578	$43,641	$(28,063)	-64.3%
Accounting services	29,178	35,798	(6,620)	-18.5%
Legal- employment related	41,754	9,189	32,565	354.4%
Legal- financial related	3,750	8,751	(5,001)	-57.1%
General legal	3,157	7,286	(4,129)	-57.2%
Total	$93,417	$104,665	$(11,248)	-10.7%

Selling, general and administrative expenses (“SGA”) increased approximately 4.2% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. This increase is primarily due to expenses required to support our increased workload resulting from the successful acquisition of new business in 2012.  During the three months ended June 30, 2012 we recorded $55,497 in license fees associated with our license agreement with DataSci, LLC compared to $61,975 during the three months ended June 30, 2011.  We recorded a license fee of $0.00 during the three months ended June 30, 2012 as compared to an expense of $2,694 for the three months ended June 30, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Lymington, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years’ expenditures.

During the three month period ended June 30, 2012 we recognized $84,144 of bad debt expense as compared to $0 for the three month period ended June 30, 2011.  During the period we adjusted the estimates used to calculate the allowance for doubtful accounts based on a review of our historical experience.  During 2012 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2012.

Interest expense was $553,244 during the three months ended June 30, 2012 compared to $642,617 for the three months ended June 30, 2011, a decrease of $89,373.  Interest incurred to related parties was $523,001 during the three months ended June 30, 2012 and $366,226 for the three months ended June 30, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011.  The table below provides detail on the significant components of interest expense for the three months ended June 30, 2012 and June 30, 2011.

Interest expense

	For the three months ended
Debt description	June 30, 2012	June 30, 2011	Change $
Accretion of discount from derivatives	$118,905	$254,198	$(135,293)
August 2008 convertible notes	47,868	47,868	-0-
December 2008 convertible notes	148,991	148,991	-0-
Sept 2009 secured convertible debentures	35,901	35,901	-0-
Dec 2009 convertible debentures	44,578	44,578	-0-
General interest	22,763	17,705	5,058
Related party notes payable	134,238	93,376	40,862
Total	$553,244	$642,617	$(89,373)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized gain of $2,056,132 during the three months ended June 30, 2012 compared with a net unrealized loss of $54,181 during the three months ended June 30, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2012 and June 30, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,424 and $51,284 in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2012, and June 30, 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2012, we had working capital deficit of approximately $9,275,905.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	June 30, 2012	December 31, 2011	Change
Cash	$969,293	$1,302,287	$(332,994)
Accounts Receivable, net of allowance for doubtful accounts	2,101,636	1,283,944	817,692
Prepaids	167,869	157,363	10,506
Current Assets	3,238,798	2,743,594	495,204

Accounts Payable and accrued expenses	1,751,761	1,460,835	290,926
Notes payable, current portion	746,286	214,300	531,986
Notes payable, related parties, current portion	20,000	-0-	20,000
Patent litigation settlement liability, current portion	962,500	925,000	37,500
Deferred revenue, current portion	4,718,754	4,293,316	425,438
Convertible notes payable, current portion, net of discount	175,000	75,000	100,000
Convertible notes payable, related parties, current portion, net of discount	1,100,000	-0-	1,100,000
Conversion feature liability, related parties	907,860	740,218	167,642
Conversion feature liability	21,135	18,693	2,442
Warrant liability, related parties	2,012,478	1,506,287	506,191
Warrant liability	98,929	186,421	(87,492)
Current liabilities	12,514,703	9,420,070	3,094,633

Working Capital (Deficit)	$(9,275,905)	$(6,676,476)	$(2,599,429)

Statement of Cash Flows Disclosure

	June 30, 2012	June 30, 2011
Net cash used in operating activities	$(321,315)	$(898,436)
Net cash used in investing activities	15,509	(52,502)
Net cash provided by financing activities	(20,000)	(116,500)

Net (decrease) in cash and cash equivalents	(332,994)	(1,078,952)

Changes in working capital accounts	166,115	(73,791)

Effect of non-cash transactions on cash and cash equivalents	$1,339,799	$4,066,591

Cash and Cash Equivalents

Cash and cash equivalents decreased by $332,994 to $969,293 at June 30, 2012. The decrease is comprised of an operating loss of $1,827,229 offset by changes in working capital accounts of $166,115 and an increase from non-cash transactions of $1,339,799. During the six months ended June 30, 2012 we had investing activities comprised of net purchases of property and equipment of $15,509 and we repaid $20,000 of notes payable.

During 2011 and the first half of 2012, our ability to collect on trade receivables improved as compared to fiscal 2009 and 2010.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during the remainder of 2012 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, the amounts expended on payroll and operating expenses were decreased during fiscal 2011 in connection with a 2010 restructuring of our costs.  The Company has experienced a commensurate decrease in payables and payroll related expenses and expects these trends to continue during the remainder of fiscal 2012.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2012:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,250,665	$766,286	(2)	$2,884,379	(3)	$1,600,000	(4)	$-0-
Convertible notes	9,665,000	1,275,000	(5)	8,390,000	(6)	-0-		-0-
Operating lease obligations (7)	1,016,321	324,819		245,924		193,517		252,061
Patent licensing fees (8)	2,762,500	962,500		450,000		450,000		900,000
Total	$18,694,486	$3,328,605		$11,970,303		$2,243,517		$1,152,061

1.  Amounts do not include interest to be paid.

2.  Includes $111,800 of 12% notes payable that mature in July 2012; $45,000 of 12% notes payable that mature in October 2012, $20,000 of 12% notes payable that mature in December 2012, $431,986 of 10% notes payable that mature in January 2013, and $157,500 of 12% notes payable that mature in April 2013.

3.  Includes $17,500 of 12% notes payabla that mature in January 2014 and $2,866,879 of 12% notes payable that mature in April 2014.

4.  Includes $1,600,000 of 12% notes payable that mature in January 2015.

5.  Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share and $1,200,000 of 12% Convertible Notes that mature in April 2013.

6.  Includes $1,920,000 of 10% Convertible Notes that mature in August 2013; $1,490,000 in 12% Convertible Notes that mature in October 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $173,468 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

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

During fiscal 2010, $111,800 in promissory notes and $70,000 in convertible notes originally issued in fiscal 2008 and 2009 matured.  The convertible notes are held by two senior managers of the Company.  The convertible notes were extended utilizing a promissory note with $12,500 of the notes payable in January 2011, $37,500 payable in April 2012 and $20,000 payable in December 2012.  The new promissory notes bear interest at 12% per annum.  The $111,800 in promissory notes were held by two long term investors and were extended to July 2012.  The promissory notes bear interest at 12% per annum.

During the next twelve months we expect debt in the aggregate amount of $2,041,286 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;

●	$111,800 of 12% notes payable that mature in July 2012;

●	$45,000 of 12% notes payable that mature in October 2012;

●	$20,000 of notes payable that mature in December 2012;

●	$431,986 of 10% notes payable that mature in January 2013;

●	$1,200,000 of 12% convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.25 per share that mature in April 2013 and

●	$157,500 of 12% notes payable that mature in April 2013.

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

We raised $1,600,000 in 2011 from promissory notes to our Chief Executive Officer.  In addition, in 2011 we extended a $20,000 promissory note to our Chairman and Chief Technology Officer that was originally issued in 2010.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2012, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 22, 2012 regarding our audited financial statements for the year ended December 31, 2011.

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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments.  Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815 Derivatives and Hedging. ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/ (losses) in the earnings statement.  The fair value measurement is determined in accordance with ASC 820 Fair Value Measurements and Disclosures.

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

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 605) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract.  The Company will periodically record deferred revenues relating to advance payments in contracts.  Under its licensing arrangements, the Company recognizes revenue pursuant to SOP 97-2.  Under these arrangements, the Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer and/or delivery has occurred; (3) the collection of fees is probable; and (4) the fee is fixed or determinable.  SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.  We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support.  License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied.  License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

During the first six months of 2012, we adopted the following new accounting pronouncements:

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

On January 1, 2012, FASB Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08") became effective. This standard gives an entity the option of either performing Step One of the goodwill impairment test or performing a qualitative assessment to determine whether performing Step One of the goodwill impairment test is necessary. An entity may choose to perform the qualitative assessment for some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit in any period and proceed directly to Step One of the impairment test. Our adoption of ASU 2011-08 did not have an impact on our financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2012
OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Ronald T. Linares
Ronald T. Linares, Chief Accounting and Financial Officer