Form 10-Q
period 2012-09-30
OMNICOMM SYSTEMS INC
filed 2012-11-06
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2012
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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 5, 2012: 86,556,495 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTH
PERIOD ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$805,546	$1,302,287
Accounts receivable, net of allowance for doubtful accounts of $269,207 and $142,444, respectively	1,291,938	1,283,944
Prepaid expenses	167,392	157,363
Total current assets	2,264,876	2,743,594
Property and equipment, net	501,633	766,207
Other assets
Intangible assets, net	-0-	232,117
Other assets	50,673	33,669

TOTAL ASSETS	$2,817,182	$3,775,587

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,913,548	$1,460,835
Notes payable, current portion	634,486	214,300
Notes payable, related parties, current portion	20,000	-0-
Deferred revenue, current portion	3,907,430	4,293,316
Convertible notes payable, related parties, current portion, net of discount of $-0- and $-0-, respectively	3,020,000	-0-
Convertible notes payable, current portion	175,000	75,000
Patent settlement liability, current portion	962,500	925,000
Conversion feature liability, related parties	2,221,496	740,218
Conversion feature liability	48,840	18,693
Warrant liability, related parties	4,806,206	1,506,287
Warrant liability	179,337	186,421
Total current liabilities	17,888,843	9,420,070

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	17,500	569,486
Notes payable, related parties, long term, net of current portion, net of discount of $775,429 and $1,132,144, respectively	3,691,450	3,354,735
Deferred revenue, long term, net of current portion	867,349	584,608
Convertible notes payable, related parties, net of current portion	6,420,000	9,440,000
Convertible notes payable, net of current portion	50,000	150,000
Patent settlement liability, long term, net of current portion	1,284,190	1,455,247

TOTAL LIABILITIES	30,219,332	24,974,146

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,722,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,556,495 and 86,481,495 issued and outstanding, respectively, at $0.001 par value	86,556	86,482
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,619,235	36,572,099
Accumulated other comprehensive (loss)	(64,300)	(53,714)
Accumulated deficit	(68,765,820)	(62,525,605)

TOTAL SHAREHOLDERS' (DEFICIT)	(27,402,150)	(21,198,559)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$2,817,182	$3,775,587

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
Revenues	$11,317,590	$9,952,782	$3,894,656	$3,293,405
Reimbursable revenues	579,898	50,721	163,664	43,911
Total revenues	11,897,488	10,003,503	4,058,320	3,337,316

Cost of goods sold	2,020,507	1,390,239	690,763	488,693
Reimbursable expenses - cost of goods sold	397,817	114,358	50,289	71,932
Total cost of sales	2,418,324	1,504,597	741,052	560,625

Gross margin	9,479,164	8,498,906	3,317,268	2,776,691

Operating expenses
Salaries, benefits and related taxes	6,374,375	6,018,625	2,086,203	1,830,261
Rent and occupancy expenses	649,424	689,836	226,979	238,819
Consulting services	144,496	230,630	77,060	77,775
Legal and professional fees	236,967	299,349	39,512	58,554
Travel	292,323	340,154	86,240	92,950
Telephone and internet	111,921	155,289	38,317	39,066
Selling, general and administrative	698,512	647,109	232,371	132,385
Bad debt expense	126,763	-0-	42,619	-0-
Depreciation expense	308,666	355,554	75,912	113,834
Amortization expense	232,117	348,175	-0-	116,058
Total operating expenses	9,175,564	9,084,721	2,905,213	2,699,702

Operating income/(loss)	303,600	(585,815)	412,055	76,989

Other income/(expense)
Interest expense	(89,537)	(668,680)	(28,649)	(120,674)
Interest expense, related parties	(1,573,444)	(1,099,578)	(527,442)	(374,362)
Interest income	225	4,625	17	-0-
Change in derivative liabilities	(4,804,260)	(2,041,161)	(4,215,476)	923,590
Loss on sale of property and equipment	(22,106)	-0-	-0-	-0-
Transaction gain/(loss)	6	9,772	973	4,856
Income/(loss) before income taxes	(6,185,516)	(4,380,837)	(4,358,522)	510,399
Income taxes	(54,699)	-0-	(54,699)	-0-
Net income/(loss)	(6,240,215)	(4,380,837)	(4,413,221)	510,399
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(177,528)	(153,850)	(51,989)	(51,847)
Total preferred stock dividends	(177,528)	(153,850)	(51,989)	(51,847)
Net income/(loss) attributable to common stockholders	$(6,417,743)	$(4,534,687)	$(4,465,210)	$458,552

Net income/(loss) per share
Basic and diluted	$(0.07)	$(0.05)	$(0.05)	$0.01
Weighted average number of shares outstanding
Basic and diluted	86,496,550	86,299,810	86,526,332	86,481,495

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
Net income/(loss) attributable to common stockholders	$(6,417,743)	$(4,534,687)	$(4,465,210)	$458,552
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	(10,586)	(22,790)	(3,398)	(11,276)

Other comprehensive income/(loss)	(10,586)	(22,790)	(3,398)	(11,276)

Comprehensive income/(loss):	$(6,428,329)	$(4,557,477)	$(4,468,608)	$447,276

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		Accumulated
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001Par value	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	paid in capital preferred	Number of shares	$ 0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income (loss)	Treasury stock	Total shareholders' (deficit)

Balances at December 31, 2010	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,081,495	$86,082	$36,906,356	$(59,001,262)	$(24,298)	$(503,086)	$(17,814,029)

Employee stock option expense												129,229				129,229

Treasury stock retired												(503,086)			503,086	-0-

Foreign currency translation adjustment														(29,416)		(29,416)

Issuance of common stock in lieu of salary										400,000	400	39,600				40,000

Net loss for the year ended December 31, 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,524,343)	-0-	-0-	(3,524,343)

Balances at December 31, 2011	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,481,495	86,481	36,572,099	(62,525,605)	(53,714)	-0-	(21,198,559)

Employee stock option expense												47,211				47,211

Foreign currency translation adjustment														(10,586)		(10,586)

Issuance of common stock, employee stock option exercise										75,000	75	(75)				-0-

Net loss for the nine months ended September 30, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(6,240,215)	-0-	-0-	(6,240,215)

Balances at September 30, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,556,495	$86,556	$36,619,235	$(68,765,820)	$(64,300)	$-0-	$(27,402,150)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,240,215)	$(4,380,837)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	4,804,260	2,041,161
Loss from sale of property and equipment, net	14,606	-0-
Interest expense from derivative instruments	356,715	596,122
Common stock issued in lieu of salary	-0-	40,000
Employee stock option expense	47,211	111,548
Depreciation and amortization	540,783	703,729
Changes in operating assets and liabilities
Accounts receivable	(134,757)	163,918
Provision for doubtful accounts	126,763	-0-
Prepaid expenses	(10,029)	(51,592)
Other assets	(17,004)	(206)
Accounts payable and accrued expenses	452,712	602,714
Patent settlement liability	(133,557)	(104,572)
Deferred revenue	(103,145)	(979,271)
Net cash (used in) operating activities	(295,657)	(1,257,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	50,000	-0-
Purchase of property and equipment	(108,698)	(71,374)
Net cash provided by/(used in) investing activities	(58,698)	(71,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(131,800)	(212,500)
Proceeds from notes payable, related parties	-0-	438,000
Net cash provided by / (used in) financing activities	(131,800)	225,500

Effect of exchange rate changes on cash and cash equivalents	(10,586)	(22,790)
Net decrease in cash and cash equivalents	(496,741)	(1,125,950)
Cash and cash equivalents at beginning of period	1,302,287	1,213,397

Cash and cash equivalents at end of period	$805,546	$87,447

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$54,699	$-0-
Interest	$1,242,079	$598,945

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$-0-	$2,866,879
Notes payable issued for matured convertible notes payable	$-0-	$45,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the nine month periods ended September 30, 2012 and September 30, 2011 we spent approximately $1,867,778 and $1,894,690, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

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

The operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2011 financial statements to conform to the 2012 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currencies of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Ltd., in the United Kingdom, are the Euro and British Pound Sterling, respectively. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $10,586 and $22,790 for the nine month periods ended September 30, 2012 and September 30, 2011.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

The fees associated with each business activity for the periods ended September 30, 2012 and September 30, 2011, respectively are:

	For the nine months ended
Revenue activity	September 30, 2012	September 30, 2011
Set-up fees	$4,085,437	$2,495,415
Change orders	202,498	251,961
Maintenance	3,928,079	4,119,880
Software licenses	2,525,933	2,163,071
Professional services	638,302	520,930
Hosting	517,239	452,246
Total	$11,897,488	$10,003,503

	For the three months ended
Revenue activity	September 30, 2012	September 30, 2011
Set-up fees	$1,458,304	$909,152
Change orders	48,417	91,058
Maintenance	1,307,547	1,355,249
Software licenses	847,297	545,665
Professional services	213,187	278,227
Hosting	183,568	157,965
Total	$4,058,320	$3,337,316

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $269,207 as of September 30, 2012 and $142,444 as of December 31, 2011, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	For the periods ended
	September 30, 2012	December 31, 2011
Beginning of period	$142,444	$269,869
Bad debt expense	126,763	(119,889)
Write-offs	-0-	(7,536)
End of period	$269,207	$142,444

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2012, no funds were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2012.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of September 30, 2012, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 21% of our revenues during the nine month period ended September 30, 2012 or approximately $2,442,000 and one accounted for 17% or approximately $2,043,000. One customer accounted for 21% of our revenues during the nine month period ended September 30, 2011 or approximately $2,092,000.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the nine month periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2012	2	38%	1	13%
December 31, 2011	1	21%	3	59%
September 30, 2011	1	21%	1	25%

Subsequent to two acquisitions completed in fiscal 2009, the Company’s European operations have become a more material portion of its overall revenues.  The table below provides revenues from European customers for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

European revenues For the nine months ended
September 30, 2012		September 30, 2011
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,157,462	10%	$1,811,378	18%

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of September 30, 2012, the Company had $4,774,779 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years.  The Company had $3,907,430 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $191,894 and $203,655 for the nine month periods ended September 30, 2012 and September 30, 2011, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the nine month periods ended September 30, 2012 and September 30, 2011 we spent approximately $1,867,778 and $1,894,690 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2012, we adopted the following new accounting pronouncements:

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 enhances the disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-002 is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending September 30, 2012 there is substantial doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,496,550 and 86,299,810 for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,526,332 and 86,481,495 for the three month periods ended September 30, 2012 and September 30, 2011, respectively.

Antidilutive shares aggregating 82,521,509 and 92,995,959 have been omitted from the calculation of dilutive earnings (loss) per share for the nine month periods ended September 30, 2012 and September 30, 2011, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share for the nine month periods ended September 30.  The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2012 and September 30, 2011, respectively.

Anti-dilutive security	September 30, 2012	September 30, 2011
Convertible preferred stock	2,750,149	2,750,149
Employee stock options	10,502,500	11,450,500
Warrants	44,089,580	52,195,758
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	559,280	1,979,552
Total	82,521,509	92,995,959

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

For the nine months ended
	September 30, 2012			September 30, 2011
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(6,417,743)	86,496,550	$(0.07)	$(4,534,687)	86,299,810	$(0.05)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(6,417,743)	86,496,550	$(0.07)	$(4,534,687)	86,299,810	$(0.05)

For the three months ended
	September 30, 2012			September 30, 2011
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(4,465,210)	86,526,332	$(0.05)	$458,552	86,481,495	$0.01

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(4,465,210)	86,526,332	$(0.05)	$458,552	86,481,495	$0.01

NOTE 5:                 PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2012			December 31, 2011
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life
Computer & office equipment	$1,485,357	$1,141,486	$343,871	$1,550,907	$1,094,152	$456,755	5 Years
Leasehold improvements	80,351	65,955	14,396	75,476	60,785	14,691	5 Years
Computer software	1,499,677	1,378,347	121,330	1,477,539	1,207,662	269,877	3 Years
Office furniture	110,338	88,302	22,036	107,389	82,505	24,884	5 Years
Total	$3,175,723	$2,674,090	$501,633	$3,211,311	$2,445,104	$766,207

Depreciation expense for the nine month periods ended September 30, 2012 and September 30, 2011 was $308,666 and $355,554, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

NOTE 6:                 INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	September 30, 2012			December 31, 2011
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117	3 Years
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117

Amortization expense was $232,117 and $348,175 for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

NOTE 7:                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2012	December 31, 2011
Accounts payable	$616,594	$672,516
Accrued payroll and related costs	535,357	176,900
Other accrued expenses	156,038	70,047
Accrued interest	605,559	541,372
Total accounts payable and accrued expenses	$1,913,548	$1,460,835

NOTE 8:                 NOTES PAYABLE

At September 30, 2012, the Company owed $5,138,865 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending principal	Non related party		Related party
Origination date	Maturity date	Interest rate	September 30, 2012	Current	Long term	Current	Long term
2/1/2011	4/1/2013	12%	$137,500	$137,500	$-0-	$-0-	$-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	20,000	-0-
4/1/2012	1/1/2014	12%	17,500	-0-	17,500	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	308,561	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	123,425	-0-	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(775,429)
Total			$5,138,865	$634,486	$17,500	$20,000	$3,691,450

At December 31, 2011, the Company owed $5,270,665 in notes payable all of which were unsecured.  The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

			Ending principal	Non related party		Related party
Origination date	Maturity date	Interest rate	December 31, 2011	Current	Long term	Current	Long term
12/31/2010	7/1/2012	12%	$51,800	$51,800	$-0-	$-0-	$-0-
12/31/2010	7/1/2012	12%	60,000	60,000	-0-	-0-	-0-
2/1/2011	4/1/2013	12%	137,500	-0-	137,500	-0-	-0-
4/1/2011	10/1/2012	12%	45,000	45,000	-0-	-0-	-0-
12/31/2011	4/1/2013	12%	20,000	-0-	-0-	-0-	20,000
12/31/2010	4/1/2012	12%	37,500	37,500	-0-	-0-	-0-
12/16/2010	12/16/2012	12%	20,000	20,000	-0-	-0-	-0-
12/31/2010	1/1/2013	10%	308,561	-0-	308,561	-0-	-0-
12/31/2010	1/1/2013	10%	123,425	-0-	123,425	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
Discount on note payable				-0-	-0-	-0-	(1,132,144)
Total			$5,270,665	$214,300	$569,486	$-0-	$3,354,735

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

NOTE 9:                 CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2012.

									Carrying amount
									Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	Principal at September 30, 2012	Allocated discount	Total discount amortized	Discount at September 30, 2012	Carrying amount at September 30, 2012	Related	Non related	Related	Non related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	1,920,000	-0-	-0-	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	1,100,000	100,000	-0-	-0-
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$3,020,000	$175,000	$6,420,000	$50,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

The following table summarizes the convertible debt outstanding as of December 31, 2011.

									Carrying amount
									Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	Principal at December 31, 2011	Allocated discount	Total discount amortized	Discount at December 31, 2011	Carrying amount at December 31, 2011	Related	Non related	Related	Non related
August 1, 1999	June 30, 2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
August 29, 2008	August 29, 2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
December 16, 2008	December 16, 2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
September 30, 2009	April 1, 2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
December 31, 2009	October 1, 2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,440,000	$150,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2012, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $100,358 of accrued interest at September 30, 2012.

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

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2012 are as follows:

2012	$75,000
2013	9,590,000
2014	-0-
2015	-0-
Total	$9,665,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the nine month periods ended September 30, 2012 and September 30, 2011.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2012 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at September 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,270,336	$-0-	$-0-	$2,270,336
Warrant liability	4,985,543	-0-	-0-	4,985,543
Total of derivative liabilities	$7,255,879	$-0-	$-0-	$7,255,879

(1) The fair value of the derivative instruments was estimated using the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2012

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at September 30, 2012
Risk free interest rate	0.18%	to	0.38%
Dividend yield		0.00%
Expected volatility	216.4%	to	267.5%
Expected life (range in years)
Conversion feature liability	0.50	to	1.21
Warrant liability	0.17	to	3.50

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair value at December 31, 2011	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$758,911	$-0-	$-0-	$758,911
Warrant liability	1,692,708	-0-	-0-	1,692,708
Total of derivative liabilties	$2,451,619	$-0-	$-0-	$2,451,619

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

	Other income for the nine months ended
	September 30, 2012	September 30, 2011
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(4,804,260)	$(2,041,161)

Total unrealized gains/(losses) included in earnings	$(4,804,260)	$(2,041,161)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended September 30, 2012 and December 31, 2011.  The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2012 and December 31, 2011.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Period ended September 30, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,511,425	$-0-	$-0-	$2,270,336
Warrant liability	1,692,708	-0-	3,292,835	-0-	-0-	4,985,543
Total of derivative liabilties	$2,451,619	$-0-	$4,804,260	$-0-	$-0-	$7,255,879

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of year
Year ended December 31, 2011
Derivatives:
Conversion feature liability	$92,206	$-0-	$666,705	$-0-	$-0-	$758,911
Warrant liability	261,148	-0-	4,700	1,426,860	-0-	1,692,708
Total of derivative liabilties	$353,354	$-0-	$671,405	$1,426,860	$-0-	$2,451,619

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

NOTE 11:               COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at September 30, 2012 are as follows:

2012	$81,596
2013	387,648
2014	324,456
2015	289,386
2016	212,028
2017	45,713
Total	$1,340,827

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $649,424 and $689,836 for the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2015.

LEGAL PROCEEDINGS

On January 9, 2012, Simon Kemp, a former employee in the UK of our OmniComm Ltd. subsidiary, filed a claim with the Southampton Employment Tribunal alleging unfair dismissal, failure to provide a written statement of particulars of employment and breach of contract.  The company disagrees with the allegations and filed a response with the Employment Tribunal in February 2012.  On August 14, 2012, the Company and Mr. Kemp, subject to the terms agreed to in a pre-tribunal hearing conciliation entered into a settlement agreement and full release subject to mutual non-disclosure provisions.

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

2012	$625,000
2013	450,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,875,000

During the nine month periods ended September 30, 2012 and September 30, 2011 the Company recorded a charge to earnings of  $166,442 and $110,519, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2012 and September 30, 2011 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith.  On December 31, 2011, the Company extended the promissory note that had matured on that date.  The promissory note bears interest at 12% per annum with interest payable monthly. Mr. Smith extended the maturity date of his promissory note until April 1, 2013.

As of September 30, 2012, we have an aggregate of $13,126,879 principal amount of convertible notes payable and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

For the nine months ended September 30, 2012 and September 30, 2011 we incurred $1,573,444, and $1,099,578, respectively, in interest expense payable to related parties.

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

As of September 30, 2012 we had the following outstanding securities:

o           86,556,495 shares of common stock issued and outstanding;
o           44,089,580 warrants issued and outstanding to purchase shares of our common stock;
o           4,125,224 shares of our  Series A  Preferred Stock issued and outstanding,
o           -0- shares of our Series B  Preferred Stock issued and outstanding;
o           -0- shares of our Series C  Preferred Stock issued and outstanding;
o           250,000 Series D Preferred Stock issued and outstanding; and
o           $9,665,000 principal amount Convertible Notes Payable convertible into 24,620,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2012 and September 30, 2011, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
Series of preferred stock	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Series A	$2,122,189	$1,944,661	$0.51	$0.47
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,204,169	$4,026,641

The following table presents preferred dividends accreted for the nine month periods ended September 30, 2012 and September 30, 2011, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted nine months ended September 30,		Dividends per share nine months ended September 30,
	2012	2011	2012	2011
Preferred stock dividends in arrears Series A	$177,528	$153,850	$0.04	$0.04
Preferred stock dividends in arrears Series B	$-0-	$-0-	$0.00	$0.00
Preferred stock dividends in arrears Series C	$-0-	$-0-	$0.00	$0.00

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the nine month period ended September 30, 2012 and the year ended December 31, 2011, and the related changes during the period.

September 30, 2012 Warrants outstanding						September 30, 2012 Warrants exercisable
Range of exercise price			Number outstanding at September 30, 2012	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at September 30, 2012	Weighted average exercise price
$0.25	–	0.60	44,089,580	2.52	$0.36	44,089,580	$0.36

December 31, 2011 Warrants Outstanding						December 31, 2011Warrants Exercisable
Range of exercise price			Number outstanding at December 31, 2011	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$0.25	–	0.60	58,595,758	1.94	$0.38	58,595,758	$0.38

Warrants
Balance at December 31, 2011	58,595,758
Issued	-0-
Exercised	-0-
Expired/forfeited	(14,506,178)
Balance at September 30, 2012	44,089,580
Warrants exercisable at September 30, 2012	44,089,580
Weighted average fair value of warrants granted during 2012	n/a

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign currency translation	Accumulated other comprehensive gain (loss)
Balance December 31, 2010	$(24,298)	$(24,298)
2011 Activity	(29,416)	(29,416)
Balance at December 31, 2011	(53,714)	(53,714)
2012 Activity	(10,586)	(10,586)
Balance at September 30, 2012	$(64,300)	$(64,300)

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

As of September 30, 2012, there were 4,468,500 outstanding options that have been granted under the 2009 Plan.  At September 30, 2012, there were 3,031,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of September 30, 2012, there were 6,034,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2010	11,822,000	$0.39	3.21	$-0-
Granted	1,686,000	0.12
Exercised	-0-	-0-
Forfeited/cancelled/expired	(2,350,000)	0.30

Outstanding at December 31, 2011	11,158,000	0.37	2.52	$-0-
Granted	325,000	0.11
Exercised	(265,000)	0.20
Forfeited/cancelled/expired	(715,500)	0.47

Outstanding at September 30, 2012	10,502,500	$0.36	1.88	$42,648

Vested and exercisable at September 30, 2012	9,084,083	$0.40	1.55	$5,028

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.

The total number of shares vested and the fair value of shares vested for the nine month periods ended September 30, 2012 and September 30, 2011, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vested during the nine months ended September 30, 2012	691,333	$70,383
Fair value of options vested during the nine months ended September 30, 2011	1,307,500	$303,673

Cash received from stock option exercises for the nine month periods ended September 30, 2012 and September 30, 2011 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2012 and September 30, 2011.

The following table summarizes information concerning options outstanding at September 30, 2012:

Awards breakdown by price range at September 30, 2012
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,328,500	3.22	$0.15	1,910,083	2.66	$0.17
0.21	to	0.29	2,700,000	1.36	0.26	2,700,000	1.36	0.26
0.30	to	0.49	755,000	1.05	0.45	755,000	1.05	0.45
0.50	to	0.70	3,719,000	1.22	0.60	3,719,000	1.22	0.60
0.00	to	0.70	10,502,500	1.88	$0.36	9,084,083	1.55	$0.40

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

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

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2012 was $0.10 and $0.11 during the nine month period ended September 30, 2011. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the nine month periods ended September 30, 2012 and September 30, 2011.

	Stock option assumptions for the nine months ended
Stock option assumptions	September 30, 2012	September 30, 2011
Risk-free interest rate	0.37%	0.38%
Expected dividend yield	0.0%	0.0%
Expected volatility	186.6%	146.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2012	2011
Stock options granted during the nine month period ended September 30,	$0.10	$0.11

Stock options vested during the nine month period ended September 30,	$0.10	$0.23

Stock options forfeited during the nine month period ended September 30,	$0.33	$0.17

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2012, and changes during the nine month period ended September 30, 2012 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2012	1,828,500	$0.10

Nonvested shares at September 30, 2012	1,418,417	$0.09

As of September 30, 2012, approximately $105,754 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.47 years.

NOTE 15:               INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	September 30, 2012	September 30, 2011
Statutory rate applied to loss before income taxes	$(2,327,610)	$(1,648,509)
Increase (decrease) in income taxes results from:
Current tax expense (benefit)	54,699	-0-
Non deductible expenses	1,961,459	1,034,385
Change in deferred assets	62,632	45,545
Change in valuation allowance	303,519	568,579

Income tax expense (benefit)	$54,699	$-0-

The components of income tax expense (benefit) for the nine month periods ended:

	September 30, 2012	September 30, 2011
Current tax expense (benefit):	$54,699	$-0-

Bad debt allowance	(47,701)	-0-
Operating loss carryforward	(318,450)	(614,124)
Patent litigation settlement	62,632	45,545
Deferred tax expense (benefit):	(303,519)	(568,579)

Valuation allowance	303,519	568,579
Total tax expense (benefit)	$54,699	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30, 2012	December 31, 2011
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	100,330	52,629
Patent litigation liability accrual	401,020	463,652
Operating loss carryforwards	17,238,505	16,920,055
Gross deferred tax assets	18,023,553	17,720,034

Valuation allowance	(18,023,553)	(17,720,034)
Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $48,083,003.  This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through September 30, 2012.  The change in the valuation allowance for the nine month period ended September 30, 2012 was an increase of $313,440.

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

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,867,778 and $1,894,690 on R & D activities during the nine months ended September 30, 2012 and September 30, 2011, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position.  As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced success in broadening our client roster over the past several fiscal years, via both organic growth and through acquisitions. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.  We believe that strengthening our reputation and broadening the scope of our brand recognition will serve to improve the effectiveness of our sales and marketing efforts.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2011, we emphasized commercializing our products on a licensed basis.  During 2011 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first nine months of 2012 we added seven new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2012.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 10% of total revenues for the nine months ended September 30, 2012.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2012.  We have increased the marketing and business development budget for our TrialOne product during the first nine months of 2012 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2012 and September 30, 2011 is included in the table below.
Summarized Statement of Operations
For the nine months ended
September 30,
	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Total revenues	$11,897,488		$10,003,503		$1,893,985	18.9%

Cost of sales	2,418,324	20.3%	1,504,597	15.0%	913,727	60.7%

Gross margin	9,479,164	79.7%	8,498,906	85.0%	980,258	11.5%

Salaries, benefits and related taxes	6,374,375	53.6%	6,018,625	60.2%	355,750	5.9%
Rent	649,424	5.5%	689,836	6.9%	(40,412)	-5.9%
Consulting	144,496	1.2%	230,630	2.3%	(86,134)	-37.3%
Legal and professional fees	236,967	2.0%	299,349	3.0%	(62,382)	-20.8%
Other expenses	1,071,790	9.0%	1,199,172	12.0%	(127,382)	-10.6%
Selling, general and administrative	698,512	5.9%	647,109	6.5%	51,403	7.9%
Total operating expenses	9,175,564	77.1%	9,084,721	90.8%	90,843	1.0%

Operating income/(loss)	303,600	2.6%	(585,815)	-5.9%	889,415	151.8%

Interest expense	(1,662,981)	-14.0%	(1,768,258)	-17.7%	105,277	-6.0%
Interest income	225	0.0%	4,625	0.0%	(4,400)	-95.1%
Transaction gain/(loss)	6	0.0%	9,772	0.1%	(9,766)	-99.9%
Loss on sale of property and equipment	(22,106)	-0.2%	-0-	0.0%	(22,106)	n/a
Change in derivatives	(4,804,260)	-40.4%	(2,041,161)	-20.4%	(2,763,099)	-135.4%

(Loss) before income taxes and benefits	(6,185,516)	-52.0%	(4,380,837)	-43.8%	(1,804,679)	-41.2%
Income tax expense (benefit)	(54,699)	-0.5%	-0-	0.0%	(54,699)	n/a

Net loss	(6,240,215)		(4,380,837)		(1,859,378)	-42.4%

Total preferred stock dividends	(177,528)	-1.5%	(153,850)	-1.5%	(23,678)	-15.4%

Net loss attributable to common stockholders	$(6,417,743)	-53.9%	$(4,534,687)	-45.3%	$(1,883,056)	-41.5%

Net loss per share, basic and diluted	$(0.07)		$(0.05)

Weighted average number of shares outstanding	86,496,550		86,299,810

Revenues for the nine months ended September 30, 2012 increased 18.9% as compared to the nine months ended September 30, 2011. The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2012 and September 30, 2011.

	For the nine months ended
Revenue activity	September 30, 2012		September 30, 2011		$ Change	% Change
Set-up fees	$4,085,437	34.3%	$2,495,415	24.9%	$1,590,022	63.7%
Change orders	202,498	1.7%	251,961	2.5%	(49,463)	-19.6%
Maintenance	3,928,079	33.0%	4,119,880	41.3%	(191,801)	-4.7%
Software licenses	2,525,933	21.2%	2,163,071	21.6%	362,862	16.8%
Professional services	638,302	5.4%	520,930	5.2%	117,372	22.5%
Hosting	517,239	4.3%	452,246	4.5%	64,993	14.4%
Total	$11,897,488	100.0%	$10,003,503	100.0%	$1,893,985	18.9%

Overall revenue increased by $1,893,985 or 18.9%. This is primarily the result of an increase in Set-up fees relating to the successful acquisition of new ASP contracts from both existing and new customers. Revenue from Set-up fees was $4,085,437 and $2,495,415 for the nine months ended September 30, 2012 and September 30, 2011 respectively, a 63.7% increase.

We recorded revenue of $8,398,821, including $1,377,287 from licensing and $2,308,526 from maintenance associated with our TrialMaster suite during the nine months ended September 30, 2012 compared with revenue of $6,278,137 that included $1,083,753 in licensing revenues and $2,238,234 in maintenance revenues during the nine months ended September 30, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $3,360,120 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the nine months ended September 30, 2012 compared with $2,740,332 for the nine months ended September 30, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $429,939 in revenues from hosting activities and $256,961 in consulting services associated with the eClinical suite during the nine months ended September 30, 2012 compared with $452,246 from hosting activities and $166,833 from consulting activities for the nine months ended September 30, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $1,132,314 in from licensing relating to eClinical in the first nine months of 2012 as compared to $497,289 for the first nine months of 2011.

We recorded $138,546 in revenues associated with clients of our TrialOne EDC software for the nine months ended September 30, 2012 compared with $855,924 for the nine months ended September 30, 2011.  Approximately $550,531 of the 2011 revenue related to a one-time sale to a single client.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $579,898 in Reimbursable revenues for the nine months ended September 30, 2012 and $50,721 for the nine months ended September 30, 2011.  These amounts represent amounts associated with third-party services provided to our customers by our service and product partners.  Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.  In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  While these relationships are an important part of our service offering we do not expect these amounts to continue to grow.

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

Our top five customers accounted for approximately 51.1% of our revenues during the nine months ended September 30, 2012 and approximately 40.6% of our revenues during the nine months ended September 30, 2011.  One customer accounted for approximately 20.5% and another accounted for approximately 17.2% of our revenues during the nine months ended September 30, 2012.   One customer accounted for approximately 20.9% during the nine months ended September 30, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 60.7% or $913,727 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  Cost of goods sold were approximately 20.3% of revenues for the nine months ended September 30, 2012 compared to approximately 15.0% for the nine months ended September 30, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold increased during the nine months ended September 30, 2012 primarily due to an increase in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs, the key components of our cost of goods sold, on an absolute basis as our trial revenues increase. We expect our cost of goods sold to remain in the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the Phase I and CRO portions of our client base.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 1.0% for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.  We are maintaining our focus on keeping our cost structure in line with our revenue.  Total operating expenses were approximately 77.1% of revenues during the nine months ended September 30, 2012 compared to approximately 90.8% of revenues for the nine months ended September 30, 2011.  We expect operating expenses to continue to decrease as a percentage of revenues.  We believe we are currently achieving operating and administrative efficiencies at the operating expense level that will provide us leverage as our client and revenue base increase.

Salaries and related expenses were our biggest operating expense at 69.8% of total operating expenses for the nine months ended September 30, 2012 compared to 66.3% of total operating expenses for the nine months ended September 30, 2011.  Salaries and related expenses increased approximately 5.9% for the nine months ended September 30, 2012 when compared to the same period that ended September 30, 2011.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2011.  The table below provides a summary of the significant components of salary and related expenses by primary cost category for the nine month periods ended September 30, 2012 and September 30, 2011.

	For the nine months ended
	September 30, 2012	September 30, 2011	Change	% Change
OmniComm corporate operations	$4,948,201	$4,033,199	$915,002	22.7%
New Jersey operations office	216,996	638,603	(421,607)	-66.0%
OmniComm Europe, GmbH	753,657	735,992	17,665	2.4%
OmniComm Ltd.	404,010	499,283	(95,273)	-19.1%
Employee stock option expense	51,511	111,548	(60,037)	-53.8%
Total salaries and related expenses	$6,374,375	$6,018,625	$355,750	5.9%

We currently employ approximately 54 employees out of our Ft. Lauderdale, Florida corporate office, ten employees out of our New Jersey regional operating office, fourteen out-of-state employees, six employees out of a wholly-owned subsidiary in the United Kingdom and 21 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel over the next six to nine months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.  In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the nine months ended September 30, 2012 and the nine months ended September 30, 2011 we incurred $51,511 and $111,548, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 5.9% during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is primarily associated with reductions in our co-location and disaster recovery facilities, German office and Corporate office rent expense offset by increases in our straight-line rent and our U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expired in August 2012.  We are operating under a month to month agreement as we negotiate a new long term agreement.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first nine months of 2012 was a reduction in expense of $6,965 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $14,948 in the first nine months of 2011.

For the nine months ended
	September 30, 2012	September 30, 2011	Change	% Change
Corporate office	$238,780	$244,483	$(5,703)	-2.3%
Co location and disaster recovery facilities	243,193	277,055	(33,862)	-12.2%
New Jersey operations office	59,699	58,122	1,577	2.7%
OmniComm Europe, GmbH	38,855	55,975	(17,120)	-30.6%
OmniComm Ltd.	75,862	69,149	6,713	9.7%
Straight-line rent expense	(6,965)	(14,948)	7,983	-53.4%
Total	$649,424	$689,836	$(40,412)	-5.9%

Consulting services expense decreased to $144,496 for the nine months ended September 30, 2012 compared with $230,630 for the nine months ended September 30, 2011, a decrease of $86,134 or 37.3%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the first nine months of 2011 as we utilized the services of additional third-party sources for portions of our product development work.

For the nine months ended
Expense Category	September 30, 2012	September 30, 2011	Change	% Change
Sales and marketing	$19,278	$1,395	$17,883	1281.9%
Product development	125,218	229,235	(104,017)	-45.4%
Total	$144,496	$230,630	$(86,134)	-37.3%

Legal and professional fees decreased approximately 20.8% for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased primarily due to decreases in Audit and Related expenses, Accounting Services expenses and Financial-Related Legal expenses. These decreases were partially offset by an increase in Employment Related Legal Expenses relating to new and existing employees as well as an increase in General Legal expense. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2012 and September 30, 2011, respectively.

For the nine months ended
Expense Category	September 30, 2012	September 30, 2011	Change	% Change
Audit and related	$50,916	$95,705	$(44,789)	-46.8%
Accounting services	99,759	113,053	(13,294)	-11.8%
Miscellaneous	-0-	17,076	(17,076)	-100.0%
Legal- employment related	59,310	56,288	3,022	5.4%
Legal- financial related	6,807	16,357	(9,550)	-58.4%
General legal	20,175	870	19,305	2218.5%
Total	$236,967	$299,349	$(62,382)	-20.8%

Selling, general and administrative expenses (“SGA”) increased by approximately $51,403 or 7.9% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This increase is primarily due to increases in our License expenses as well as our Marketing expenses. During the nine months ended September 30, 2012 we recorded $166,442 in license fees associated with our license agreement with DataSci, LLC compared to $110,519 during the nine months ended September 30, 2011.  We recorded a license fee of $0 during the nine months ended September 30, 2012 as compared to an expense of $10,514 for the nine months ended September 30, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the Company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years’ expenditures.

During the nine month period ended September 30, 2012 we recognized $126,763 of bad debt expense as compared to $0 for the nine month period ended September 30, 2011.  During the period we adjusted the estimates used to calculate the allowance for doubtful accounts based on a review of our historical experience.  During the remainder of 2012 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2012.

Interest expense was $1,662,981 during the nine months ended September 30, 2012 compared to $1,768,258 for the nine months ended September 30, 2011, a decrease of $105,277 or 6.0%.  Interest incurred to related parties was $1,573,444 during the nine months ended September 30, 2012 and $1,099,578 for the nine months ended September 30, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011.  The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2012 and September 30, 2011.

Interest Expense

	For the nine months ended
Debt Description	September 30, 2012	September 30, 2011	Change $
Accretion of discount from derivatives	$356,715	$596,122	$(239,407)
August 2008 convertible notes	144,132	143,606	526
December 2008 convertible notes	448,609	446,972	1,637
Sept 2009 secured convertible debentures	108,099	113,556	(5,457)
Dec 2009 convertible debentures	134,222	133,733	489
General interest	67,016	53,242	13,774
Related party notes payable	404,188	281,027	123,161
Total	$1,662,981	$1,768,258	$(105,277)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $4,804,260 during the nine months ended September 30, 2012 compared with a net unrealized loss of $2,041,161 during the nine months ended September 30, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly, the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2012 and September 30, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $177,528 and $153,850 in its 5% Series A Preferred Stock dividends for the nine month periods ended September 30, 2012, and September 30, 2011, respectively.  As of September 30, 2012, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of preferred stock	Cumulative arrearage

Series A	$2,122,189
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,204,169

The three months ended September 30, 2012 compared with the three months ended September 30, 2011

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2012 and September 30, 2011 is included in the table below.

Summarized Statement of Operations
For the three months ended
September 30,
	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Total revenues	$4,058,320		$3,337,316		$721,004	21.6%

Cost of sales	741,052	18.3%	560,625	16.8%	180,427	32.2%

Gross margin	3,317,268	81.7%	2,776,691	83.2%	540,577	19.5%

Salaries, benefits and related taxes	2,086,203	51.4%	1,830,261	54.8%	255,942	14.0%
Rent	226,979	5.6%	238,819	7.2%	(11,840)	-5.0%
Consulting	77,060	1.9%	77,775	2.3%	(715)	-0.9%
Legal and professional fees	39,512	1.0%	58,554	1.8%	(19,042)	-32.5%
Other expenses	243,088	6.0%	361,908	10.8%	(118,821)	-32.8%
Selling, general and administrative	232,371	5.7%	132,385	4.0%	99,986	75.5%
Total operating expenses	2,905,213	71.6%	2,699,702	80.9%	205,510	7.6%

Operating income (loss)	412,055	10.2%	76,989	2.3%	335,067	435.2%

Interest expense	(556,091)	-13.7%	(495,036)	-14.8%	(61,055)	12.3%
Transaction gain/(loss)	17	0.0%	-0-	0.0%	17	n/a
Other comprehensive income	973	0.0%	4,856	0.1%	(3,883)	-80.0%
Change in derivatives	(4,215,476)	-103.9%	923,590	27.7%	(5,139,066)	n/m

Gain/(loss) before income taxes and dividends	(4,358,522)	-107.4%	510,399	15.3%	(4,868,920)	n/m
Income tax expense (benefit)	(54,699)	-1.3%	-0-	0.0%	(54,699)	n/a

Net income/(loss)	(4,413,221)	-108.7%	510,399	15.3%	(4,923,619)	n/m

Total preferred stock dividends	(51,989)	-1.3%	(51,847)	-1.6%	(142)	0.3%

Net income (loss) attributable to common stockholders	$(4,465,210)	-110.0%	$458,552	13.7%	$(4,923,761)	n/m

Net income (loss) per share, basic and diluted	$(0.05)		$0.01

Weighted average number of shares outstanding	86,526,332		86,481,495

Revenues for the three months ended September 30, 2012 increased 21.6% as compared to the three months ended September 30, 2011. The table below provides a comparison of our recognized revenues for the three months ended September 30, 2012 and September 30, 2011.

	For the three months ended
Revenue activity	September 30, 2012		September 30, 2011		$ Change	% Change
Set-up fees	$1,458,304	35.9%	$909,152	27.2%	$549,152	60.4%
Change orders	48,417	1.2%	91,058	2.7%	(42,641)	-46.8%
Maintenance	1,307,547	32.2%	1,355,249	40.7%	(47,702)	-3.5%
Software licenses	847,297	20.9%	545,665	16.4%	301,632	55.3%
Professional services	213,187	5.3%	278,227	8.3%	(65,040)	-23.4%
Hosting	183,568	4.5%	157,965	4.7%	25,603	16.2%
Total	$4,058,320	100.0%	$3,337,316	100.0%	$721,004	21.6%

Overall Revenue increased by $721,004 or 21.6%. This is primarily the result of an increase in Set-up fees relating to the successful acquisition of new ASP contracts. Revenue from Set-up fees was $1,458,304 and $909,152 for the three months ended September 30, 2012 and September 30, 2011 respectively, a 60.4% increase.

We recorded revenue of $2,907,241, including $499,840 from licensing and $768,634 from maintenance associated with our TrialMaster suite during the three months ended September 30, 2012 compared with Revenue of $2,287,608 that included $382,402 in licensing revenues and $763,782 in maintenance revenues during the three months ended September 30, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $1,069,636 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended September 30, 2012 compared with $852,197 for the three months ended September 30, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $131,518 in revenues from hosting activities and $89,625 in consulting services associated with the eClinical suite during the three months ended September 30, 2012 compared with $157,965 from hosting activities and $62,521 from consulting activities for the three months ended September 30, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $337,791 in from licensing relating to eClinical in the three months ending September 30, 2012 as compared to $130,493 for the three months ending September 30, 2011.

We recorded $81,444 in revenues associated with clients on our TrialOne EDC software for the three months ended September 30, 2012 compared with $128,747 for the three months ended September 30, 2011.  Approximately $29,000 of the Q3 2011 revenue related to a one-time sale to a single client.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $163,664 in Reimbursable revenues for the three months ended September 30, 2012 and $43,911 for the three months ended September 30, 2011.  These amounts represent amounts associated with third-party services provided to our customers by our service and product partners.  Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.  In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  While these relationships are an important part of our service offering we do not expect these amounts to continue to grow.

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

Our top five customers accounted for approximately 49.6% of our revenues during the three months ended September 30, 2012 and approximately 44.5% of our revenues during the three months ended September 30, 2011.  One customer accounted for approximately 21.4% and another accounted for approximately 16.1% of our revenues during the three months ended September 30, 2012.   One customer accounted for approximately 23.4% of our revenues during the three months ended September 30, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 32.2% or $180,426 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Cost of goods sold were approximately 18.3% of revenues for the three months ended September 30, 2012 compared to approximately 16.8% for the three months ended September 30, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended September 30, 2012 primarily due to an increase in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

We expect to increase development programming and support labor costs on an absolute basis as our trial revenues increase. We expect our cost of goods sold to maintain the 20% to 22% range we have historically experienced as we expand the number of licenses we deploy and service since we expect cost of sales from licensed engagements to fall in the 20% range as that business model matures. We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 7.6% for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011.  The increase in operating expenses is the result of the additional staff and other expenses required to support our increased workload resulting from the successful acquisition of new business in 2012.  Total operating expenses were approximately 71.6% of revenues during the three months ended September 30, 2012 compared to approximately 80.9% of revenues for the three months ended September 30, 2011.

Salaries and related expenses were our biggest operating expense at 71.8% of total operating expenses for the three months ended September 30, 2012 compared to 67.8% of total operating expenses for the three months ended September 30, 2011.  Salaries and related expenses increased approximately 14% for the three months ended September 30, 2012 when compared to the same period that ended September 30, 2011.  The increase in salary expense is primarily related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2011.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	September 30, 2012	September 30, 2011	Change	% Change
OmniComm corporate operations	$1,642,137	$1,372,321	$269,816	19.7%
New Jersey operations office	49,344	101,452	(52,108)	-51.4%
OmniComm Europe, GmbH	247,746	211,739	36,007	17.0%
OmniComm Ltd.	129,192	123,320	5,872	4.8%
Employee stock option expense	17,784	21,429	(3,645)	-17.0%
Total salaries and related expenses	$2,086,203	$1,830,261	$255,942	14.0%

During the three months ended September 30, 2012 and the three months ended September 30, 2011 we incurred $17,784 and $21,429, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 5.0% during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is primarily associated with reductions in our co-location and disaster recovery facilities expenses offset by increases in our German and U.K. office rent expenses.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expired in August 2012.  We are operating under a month to month agreement as we negotiate a new long term agreement.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  That lease expires in February 2013.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending September 30, 2012 was a decrease in expense of $4,986 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $3,159 in the three months ending September 30, 2011.

	For the three months ended
	September 30, 2012	September 30, 2011	Change
Corporate office	$82,172	$81,490	$683
Co location and disaster recovery facilities	84,606	106,103	(21,497)
New Jersey operations office	20,296	19,482	814
OmniComm Europe, GmbH	19,797	11,635	8,162
OmniComm Ltd.	25,094	23,268	1,826
Straight-line rent expense	(4,986)	(3,159)	(1,827)
Total	$226,979	$238,819	$(11,840)

Consulting services expense decreased slightly to $77,060 for the three months ended September 30, 2012 compared with $77,775 for the three months ended September 30, 2011. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the three months of 2011 as we utilized the services of additional third-party sources for portions of our product development work.

	For the three months ended
Expense Category	September 30, 2012	September 30, 2011	Change
Sales and marketing	$9,104	$495	$8,609
Product development	67,956	77,280	(9,324)
Total	$77,060	$77,775	$(715)

Legal and professional fees decreased approximately 32.5% for the three months ended September 30, 2012 compared with the three months ended September 30, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased primarily due to decreases in Audit and related expenses, Accounting services expenses, Legal-employment related expenses and General legal expenses. These decreases were partially offset by an increase in Legal–financial related expenses.  The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2012 and September 30, 2011, respectively.
	For the three months ended
Expense Category	September 30, 2012	September 30, 2011	Change
Audit and related	$4,737	$10,059	$(5,322)
Accounting services	23,579	28,034	(4,455)
Miscellaneous	-0-	879	(879)
Legal- employment related	6,677	15,726	(9,049)
Legal- financial related	2,332	-0-	2,332
General legal	2,187	3,856	(1,669)
Total	$39,512	$58,554	$(19,042)

Selling, general and administrative expenses (“SGA”) increased by $99,986 or approximately 75.5% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase is primarily due to our License expense.  During the three months ended September 30, 2012 we recorded $53,787 in license fees associated with our license agreement with DataSci, LLC compared to a credit of $11,625 during the three months ended September 30, 2011.  We recorded a license fee of $0 during the three months ended September 30, 2012 as compared to an expense of $5,191 for the three months ended September 30, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2011 and 2010 the company spent approximately $250,000 per year on marketing, sales and advertising. We expect that the 2012 marketing, sales and advertising expenses will be in line with the prior years’ expenditures.

During the three month period ended September 30, 2012 we recognized $42,619 of bad debt expense as compared to $0 for the three month period ended September 30, 2011.  During the period we adjusted the estimates used to calculate the allowance for doubtful accounts based on a review of our historical experience.  During 2012 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2012.

Interest expense was $556,091 during the three months ended September 30, 2012 compared to $495,037 for the three months ended September 30, 2011, an increase of $61,054.  Interest incurred to related parties was $408,537 during the three months ended September 30, 2012 and $374,362 for the three months ended September 30, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011.  The table below provides detail on the significant components of interest expense for the three months ended September 30, 2012 and September 30, 2011.

Interest Expense

	For the three months ended
Debt Description	September 30, 2012	September 30, 2011	Change $
Accretion of discount from derivatives	$118,905	$98,238	$20,667
August 2008 convertible notes	48,395	48,395	-0-
December 2008 convertible notes	150,628	150,628	-0-
Sept 2009 secured convertible debentures	36,296	36,296	-0-
Dec 2009 convertible debentures	45,067	45,067	-0-
General interest	21,087	17,899	3,188
Related party notes payable	135,713	98,513	37,200
Total	$556,091	$495,036	$61,055

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $4,215,476 during the three months ended September 30, 2012 compared with a net unrealized gain of $923,590 during the three months ended September 30, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2012 and September 30, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,989 and $51,847 in its 5% Series A Preferred Stock dividends for the three month periods ended September 30, 2012, and September 30, 2011, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2012, we had working capital deficit of approximately $15,623,967.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure

	September 30, 2012	December 31, 2011	Change
Cash	$805,546	$1,302,287	$(496,741)
Accounts Receivable, net of allowance for doubtful accounts	1,291,938	1,283,944	7,994
Prepaids	167,392	157,363	10,029
Current Assets	2,264,876	2,743,594	(478,718)

Accounts payable and accrued expenses	1,913,548	1,460,835	452,713
Notes payable, current portion	634,486	214,300	420,186
Notes payable, related parties, current portion	20,000	-0-	20,000
Patent litigation settlement liability, current portion	962,500	925,000	37,500
Deferred revenue, current portion	3,907,430	4,293,316	(385,886)
Convertible notes payable, current portion, net of discount	175,000	75,000	100,000
Convertible notes payable, related parties, current portion, net of discount	3,020,000	-0-	3,020,000
Conversion feature liability, related parties	2,221,496	740,218	1,481,278
Conversion feature liability	48,840	18,693	30,147
Warrant liability, related parties	4,806,206	1,506,287	3,299,919
Warrant liability	179,337	186,421	(7,084)
Current liabilities	17,888,843	9,420,070	8,468,773

Working Capital (Deficit)	$(15,623,967)	$(6,676,476)	$(8,947,491)

 Statement of Cash Flows Disclosure

	September 30, 2012	September 30, 2011
Net cash (used in) operating activities	$(295,657)	$(1,257,286)
Net cash (used in) investing activities	(58,698)	(71,374)
Net cash provided by / (used in) financing activities	(131,800)	225,500

Net (decrease) in cash and cash equivalents	(496,741)	(1,125,951)

Changes in working capital accounts	180,982	(369,009)

Effect of non-cash transactions on cash and cash equivalents	$5,763,575	$3,492,560

Cash and Cash Equivalents

Cash and cash equivalents decreased by $496,741 to $805,546 at September 30, 2012. The decrease is primarily comprised of a net loss of $6,240,215 offset by changes in working capital accounts of $180,982 and an increase from non-cash transactions of $5,763,575. During the nine months ended September 30, 2012 we had investing activities comprised of net purchases of property and equipment of $58,698 and we repaid $131,800 of notes payable.

During 2011 and the first nine months of 2012, our ability to collect on trade receivables improved as compared to fiscal 2009 and 2010.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during the remainder of 2012 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

In the past, the Company has through extending payments on trade payables managed to improve its working capital and cash position.  Additionally, the amounts expended on payroll and operating expenses were decreased during fiscal 2011 in connection with a 2010 restructuring of our costs.  The Company has experienced a commensurate decrease in payables and payroll related expenses when compared to fiscal 2010 and expects these trends to continue during the remainder of fiscal 2012.

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

Presently, we have approximately $50,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations during the remainder of 2012.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2012:
Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,138,865	$654,486	(2)	$2,884,379	(3)	$1,600,000	(4)	$-0-
Convertible notes	9,665,000	3,195,000	(5)	6,470,000	(6)	-0-		-0-
Operating lease obligations (7)	1,340,828	373,742		342,109		301,639		323,338
Patent licensing fees (8)	2,762,500	962,500		450,000		450,000		900,000
Total	$18,907,193	$5,185,728		$10,146,488		$2,351,639		$1,223,338

1. Amounts do not include interest to be paid.

2.  Includes $45,000 of 12% notes payable that mature in October 2012, $20,000 of 12% notes payable that mature in December 2012, $431,986 of 10% notes payable that mature in January 2013, and $157,500 of 12% notes payable that mature in April 2013.

3. Includes $17,500 of 12% notes payable that mature in January 2014 and $2,866,879 of 12% notes payable that mature in April 2014.

4. Includes $1,600,000 of 12% notes payable that mature in January 2015.

5.  Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share, $1,200,000 of 12% Convertible Notes that mature in April 2013, and $1,920,000 of 10% Convertible Notes that mature in August 2013.

6. Includes $1,490,000 in 12% Convertible Notes that mature in October 2013 and $4,980,000 in 12% Convertible Notes that mature in December 2013.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $175,358 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

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

During the next twelve months we expect debt in the aggregate amount of $3,849,486 to mature as follows:

•	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
•	$45,000 of 12% notes payable that mature in October 2012;
•	$20,000 of notes payable that mature in December 2012;
•	$431,986 of 10% notes payable that mature in January 2013;
•	$1,200,000 of 12% convertible notes that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.25 per share that mature in April 2013;
•	$157,500 of 12% notes payable that mature in April 2013; and
•	$1,920,000 of 10% Convertible Notes that mature in August 2013.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2012, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Webb & Company, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 22, 2012 regarding our audited financial statements for the year ended December 31, 2011.

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

During the first nine months of 2012, we adopted the following new accounting pronouncements:

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

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-002 is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Dated: November  6, 2012
OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer