Form 10-K
period 2012-12-31
OMNICOMM SYSTEMS INC
filed 2013-03-27
CIK 1034592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2012	77,572,272	$4,654,366

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB).  Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant has no shares of non-voting stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 22, 2013	Common Stock, $0.001 par value per share	87,823,659

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2013 Annual Meeting of Stockholders to be held on August 01, 2013 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I.

ITEM 1.          BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report.  Reference to “us” “we” “our” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, and OmniComm Spain S.L.

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

•
Comprehensive clinical development solution. We have designed our comprehensive solutions to provide support throughout the clinical development process, from providing consulting services in the protocol authoring process to preparing data for regulatory analysis and submission. We provide third-party technology providers with access to our application programming interface, or API, and developer tools, which facilitates integration with complementary business systems. Our eClinical Products can be integrated easily with auxiliary clinical and operational data systems, making it the core of a complete end-to-end solution.

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

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical Solutions are priced to provide a solid value, which we believe will stimulate customer demand.  We have increased the scope and quality of the products and services we offer.  We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems.  During 2012 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges. In July 2012, we released TrialMaster version 4.1.2.  This latest version included Dynamic Monitoring, a feature that allows organizations conducting clinical trials to significantly reduce their monitoring costs.

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

Expand our global customer base. We expect global EDC adoption to increase, resulting in significant growth in spending on EDC solutions. We will continue to pursue new relationships with large global pharmaceutical and biotechnology companies by leveraging our support infrastructure, unique language translation capabilities and industry expertise. In addition, we have marketing, sales and services resources dedicated to small and middle-market life sciences companies, since we believe this market represents an under-penetrated opportunity for customer expansion.

Stimulate Demand by providing Clinical Trial Sponsors with High Value eClinical Services and Products.  Deploying eClinical services and products can be an expensive proposition.  Each trial is considered a stand-alone project and can incur data collection costs that are according to a CenterWatch report approximately 8.5% of total drug development costs.  Our eClinical solutions have been designed to make the trial building process more efficient than the technologies deployed by our competitors and we have been able to provide pricing that is in many cases substantially lower than that of the competition.  We believe we provide a broad array of eClinical solutions, excellent customer service, including full project management and process improvement consulting - while maintaining significant gross margins.  The combination of our cost structure and our use of technology allows us to compete on both quality and price.

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

Continue Expansion of Indirect Sales Through CRO Partnerships.  Penetrating the CRO market is an important component of our strategic plan.  CROs now employ more R & D personnel worldwide than the major pharmaceutical companies according to a February 2012 report by the Tufts Center for the Study of Drug Development.  By emphasizing CRO partnerships through our CRO Preferred Program™ we have been able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice.  During 2012, the percentage of revenues from our CRO clients totaled approximately 22%.  We initiated the marketing of our CRO Preferred Program in early 2007 and as of December 31, 2012 we had entered into over 50 CRO Partner relationships.  CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself.  Our CRO strategy has allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base.  Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products.  The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services.

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

Penetrate the Large Pharma Market. Historically, we have had difficulty penetrating this market due to the size and scope of our operations.  Our long-term success in the eClinical market is predicated on leveraging the R & D, clinical and SG&A investments we have made over as large a group of clients and projects as possible.  It is typically more cost efficient, both to us and our clients, to deploy EDC and eClinical Solutions over a broader array of projects since EDC and eClinical solutions provide significant economies of scale from a human resources perspective when compared with traditional paper-based data collection methods.  The largest pharmaceutical companies have R & D budgets encompassing a significantly larger number of therapies and projects than others in the clinical trial space and are therefore in a position to spend more on EDC and eClinical Solutions.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial.  Experience with EDC and other eClinical trial management solutions can also vary based on such factor as client size and sophistication.  Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based EDC solutions.  We offer our eClinical Products under several business models including ASP as well as Technology Transition and Technology Transfer models (both of which are considered licensed) which constituted 54% and 40%, respectively of our revenues for 2012.

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

Pricing for Technology Transition and Technology Transfer is based on the transfer of a license for one of our eClinical solutions either on a perpetual or term license basis.  Pricing for the license is determined by the number of named users of the licensee and the volume of CRF pages collected annually.  Under our Technology Transition model there is also an annual maintenance charge incurred for hosting and hosting related services.  As part of our licensing model we offer professional and consulting services.  The scope of services offered includes installation, implementation, validation and training services related to the purchase of an eClinical software application license.  In addition, our professional services team provides consulting services aimed at helping our clients adopt “best practices” related to eClinical use within their existing operations.  Professional and consulting services are generally offered on a time-and-materials basis.

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

It is standard practice to monitor all the data in the EDC system against the source medical records, an activity called Source Document Verification (SDV). In August 2011, the FDA issued draft guidance stating, among other things, that it was no longer necessary to perform 100% SDV, providing the data selection was part of a risk-based monitoring plan. TrialMaster includes a facility called “dynamic monitoring”, which allows organizations conducting clinical trials to select a subset of data for SDV based on a configurable, statistical algorithm. This capability allows TrialMaster customers to save significant costs in the conduct of clinical trials, since monitoring activities typically consume 30% of the total costs for a trial.

TrialBuilder® is the tool our customers and professional services staff use to model a clinical study. This includes the data collection forms, the data consistency rules and the visit schedule, as well as the workflow and security rules for accessing and managing the data. TrialBuilder is a sophisticated multi-window application with a productive user interface that utilizes drag-and-drop functionality. For example, to program the rule that a medication start date must be before the stop date, the user would simply drag the start and stop date fields into an expression window, and insert a “less than” sign between them. Our experience indicates that the TrialBuilder tool can be used to model a clinical study far more quickly than is possible with competitive products. This means our customers can get their studies enrolling patients more rapidly, and at lower cost.

TrialMaster Archive allows us to provide human and machine readable copies of the data when a clinical study has been completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages.  These are delivered to the client via CD in a read-only format, which affords our clients and the FDA the ability to review clinical trial data by: trial; site; patient; visit and form. The trial sponsor receives a CD with data for all sites, including final data exports in the formats their TrialMaster study used.  Each site is provided with a CD with just their site specific data.  The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and an Internet connection is not required. The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all CRFs in FDA submission format.  This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

Hosting. Substantially all of our customers use our hosting services for TrialMaster at our dedicated data center in Cincinnati, Ohio, which is specifically designed to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. Our state of the art facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers.  In addition, we maintain back-up facilities and disaster recovery services out of a location in Fort Lauderdale, Florida.  We use Iron Mountain for offsite data storage.

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

▪
Custom Configuration.  Our EDC and eClinical platforms are flexible and allow for major reconfiguration.  Each trial can be designed to suit the specific client workflows and trial design.  Our eClinical includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

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

TrialOne Phase I EDC Software

The Pharma and Biotech Industries are responding to growing pressure to reduce development time and increase the number of new medicines.  According to an October 2010 Advanced Pharma Report, the number of total compounds in active clinical trials has increased from 3,987 in 2004 to 5,605 in 2009.  At the same time the total procedures per protocol have increased from an average of 105.9 during the 4 year period prior to 2004 to an average of 158.1 post 2004.  The majority of EDC vendors cannot support the unique way Phase I trials are conducted.  Often clinical trial sponsors will conduct numerous small studies that require frequent last minute changes.  Those changes can be both time consuming and costly to implement.  Typically, this has caused pharmaceutical companies to continue using traditional paper-based data collection methods.  Typically, Phase I trials are conducted on small subject populations and often only at one site. Studies can be broken down into multiple cohorts where the majority of data is collected in the first 48 hours.

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

Direct Data Capture (DDC).  The DDC module allows capture of real-time data for screening or study at data collection stations, bed-side or roaming.  The system allows for the collection of data online, over an intranet or internet using a desktop, notebook, or tablet PC.  Using a library of custom drivers the DDC module can collect vital signs or other biologic data directly from device and/or instrumentation.  As with later phase applications the system can clean data at the point of collection with real-time validation edit checks while enhancing protocol compliance via schedule-driven workflow.  Working with the Subject Recruitment and Screening module the system seamlessly maps data to the recruitment database for future criteria searches.  Automation and authentication checks are maintained using a full array of barcode and scanner support for all aspects of the clinic including subject ID’s, sample labeling and event tracking.

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

eClinical Suite

The eClinical Suite is comprised of a number of highly configurable modules that can be combined to provide a robust solution for capturing and managing clinical trial data based on specific client needs.  The modules are:

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

Industry Background

The eClinical industry is poised for growth over the next few years in both the domestic and international clinical trial market.
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

Government Health Care Reform.  There has been continued pressure in the U.S. to enact health care reform.  New legislation may alter the dynamic of how prescription drugs are reimbursed by both private insurers and government-sponsored agencies.  These pressures which may mandate significant cost containment measures including government sponsored health care and regulation over the cost of therapies may increase the pressure on drug and device manufacturers to expedite the approval of their products and services.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective.  The regulatory review process for new drugs and devices is time consuming and expensive.  For example, a new drug application (“NDA”) can take up to two years before the FDA approves it.  This is in addition to approximately five to nine years of studies required to provide the data to support the NDA.  The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

•	Drug companies can lose as much as $35.6 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®. Source: Pfizer, Inc. website.
•	In 2009, over 5,000 compounds were in active clinical trials and the FDA approved 83 drugs for sale. Source: 2011 Tufts Center for the Study of Drug Development report.
•	According to a 2011 Tufts Center for the Study of Drug Development report, the average drug approved for sale by the FDA costs over $1.3 Billion to bring to market.

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

We believe that success in the EDC market is predicated on several criteria.  As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success.  We believe these success criteria include:

•
Deployment options.  Successful EDC vendors provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis.  The ultimate criteria for the selection of the type of technology delivery methodology is often predicated on the size of the clinical trial sponsor.  Since this will often determine first the financial resources available for the deployment of new technologies and second, will help determine the sophistication of the company’s technology infrastructure and therefor their ability to bring in-house their EDC operations.

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

License Agreements

DataSci, LLC

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent. We anticipate that this will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2013 - until expiration of the Licensed Patent - $450,000 per year.  In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share.  The warrant has been granted for past use of the Licensed Patent.  The warrant can be exercised by DataSci in month 24 or later or upon its sole discretion require the Company to pay $300,000 in cash in lieu of exercising the warrant.

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology.  Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the EDC assets acquired in the agreement.

Alphadas Licensing Agreement

Effective September 30, 2010, the Company and Logos Holdings, Ltd. (“Logos Holdings”) (a UK limited company) entered into an agreement delineating the ownership rights of the Alphadas EDC system owned by Logos Holdings and the Company’s TrialOne EDC system.  Pursuant to the agreement, the Company agreed to pay Logos Holdings a license fee of 15% on certain clients utilizing the Alphadas system that were being serviced by the Company beginning on August 3, 2009, the date of the Company’s acquisition of Logos Technologies.  The license limits the total license fee payable by the Company to Holdings to $200,000.  The license terminates upon the termination or expiration of any Alphadas contracts serviced by the Company.  The Company incurred $13,921 in license fees under this arrangement during 2011.  In 2012, the Company did not incur any license expense under this agreement as the last of the Alphadas contracts expired in 2011.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2012, we had approximately 100 customers, including 3 of the top 10 global pharmaceutical companies measured by revenue, the second largest medical device company and the second largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Hoffmann-La Roche	Pharmaceutical (Phase I)
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
INC Research	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer (Wyeth Consumer Healthcare)	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our firm and products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2012, we had 14 employees in sales and marketing.

Our efforts during 2013 will include increasing the number of sales personnel and sales support staff employed in the U.S. and Europe, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

Our marketing strategy is to generate qualified sales leads, enhance the global recognition of our brand and products and establish OmniComm as a provider of high value eClinical solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base.  We sponsor and participate in industry events including user conferences, trade shows and webinars. During 2013 we expect to increase the number of articles authored by OmniComm employees and to increase our efforts at participating in cooperative marketing efforts with our CRO partners and other providers of complementary services or technology, including joint press announcements, joint trade show activities and joint seminars and webinars.

Clinical trial sponsors have historically outsourced many of their clinical research activities in an attempt to control costs and expand capacity. Our CRO relationships help us position our software solutions as the core platform for their outsourced client trial management services. Through our CRO Preferred Program, we partner with CROs to deliver our eClinical technologies along with the CRO’s project and data management expertise. We also train, certify and support our CRO and other clinical services partners, which enables them to quickly and cost-effectively implement our technology in sponsors’ studies.  A critical aspect of the program is our ability to deliver our eClinical solutions on a fixed cost basis to our partners.  Because of the economics intrinsic to the CRO industry, a fixed cost solution affords the partner a stronger ability to manage their costs and deliver cost-effective solutions to their clinical trial sponsor clients.

We have been able to obtain valuable insight into our customers’ needs through the following customer specific initiatives:

User Group Meeting:  In 2012, we successfully hosted our second annual User Group Meeting.  The participation and feedback from our customers in attendance was even better than the previous year and resulted in many product enhancements and new ideas that are now in the process of being implemented.  We will continue to host this forum every year and look forward to fostering a more collaborative relationship with our customers through this annual event.

eClinical webinars:  We host periodic web-based seminars for current and prospective customers, which are typically focused on our products or current developments in the eClinical industry.  These webinars offer informative industry related topics to our customers and foster good relationships with our current and potential customers.

Online Customer Forum:  OmniComm has created an online blog via LinkedIn that allows us to have constant communication with our customers.  This interactive forum allows us to post questions, solicit feedback, and share information with our customers on a daily basis.  It also allows our customers to share their opinions with us and other customers as well.  This feedback is invaluable to OmniComm as we strive to produce cutting-edge technology to keep pace with our customers’ needs.  OmniComm will continue to explore innovative approaches to offer value added information to our clients, leveraging social media and other available outlets.

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our eClinical solutions.  Our Research and Development (R & D) efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers.  In the past, our philosophy towards software development has been to design and implement all of our solutions through in-house development. As of December 31, 2012, we had approximately 29 employees involved in our R & D efforts.

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

When developing our technical solutions to manage clinical data, industry regulatory requirements also dictate that substantial documentation be created to demonstrate the integrity of the solution, known in the industry as a validation package. Our software development lifecycle practices include streamlined methodologies for generating and maintaining validation packages during the software release process. These methodologies include a validated path for upgrading existing installations and data. We currently release major updates to our software applications approximately twice per year.  We believe that the completeness of our validation packages provides our customers with an ability to stay on current technology, allowing us to minimize the number of legacy releases that require maintenance and support.

Our R & D department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated R & D team building integration software and APIs on top of our platform. During fiscal 2012, we spent approximately $2,337,904 on R & D activities, the majority of which represented the salaries of our programmers and developers.  In fiscal 2011 we spent approximately $2,478,704 on R & D activities, the majority of which represents salaries to our programmers and developers.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment.  Our revenues prior to 2009 had been generated almost exclusively from U.S. based clients.  Our 2009 acquisitions allowed us to increase the number of clients we service in the European market.  TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia.  We began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations.  In 2007, we created a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of OmniComm Europe BV into that unit. OmniComm Europe, GmbH, operates out of an office in Bonn, Germany.  We currently employ 14 FTEs in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services.  In 2012 we expanded our European operations by creating a wholly owned subsidiary in Spain, OmniComm Spain S.L. We currently have one employee in Spain.

In August 2009 we acquired the EDC assets of Logos Technologies Ltd. out of administration (similar to a U.S. Chapter 11 bankruptcy proceeding) in the U.K.  As part of that transaction we opened an R & D office for our newly acquired phase one product, TrialOne.  We currently employ eight employees out of that office.

During 2009 we also completed the acquisition of the EDC assets of eResearch Technology.  One of the results of our two acquisitions was to increase the number of clients serviced in the European market to approximately 21 clients.  In 2013, we expect the percentage of revenues generated from our European operations to increase.  In 2012 approximately 10% of total revenue was generated in the European market.

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

Employees

We currently have 100 FTEs of which four are executives, four are administrative, 29 are programmers, engineers or technology specialists, 46 work in clinical operations, three are technology and systems managers and fourteen are in sales and marketing.  We employ 55 employees out of our headquarters in Fort Lauderdale, Florida, ten employees out of a regional operating office in Monmouth Junction, New Jersey and twelve field employees located throughout the United States.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs fourteen FTEs in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs eight employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, Sociedad Limitada employs one employee in Barcelona, Spain.  We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997.  We currently have operating subsidiaries in Bonn, Germany, Southampton, England, Barcelona, Spain and a wholly-owned U.S. subsidiary, OmniComm USA, Inc.  Our Internet website address is http://www.omnicomm.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $8,062,487 and $3,728,830 in fiscal 2012 and 2011, respectively. At December 31, 2012, we had an accumulated deficit of approximately $70,358,575 and a working capital deficit of approximately $13,382,871.  We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability.  We expect our operating cash flows to improve in fiscal 2013, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2012, we had outstanding borrowings of approximately $14,803,865 of which:

•	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;
•	approximately $160,000, at 12% interest is due in December 2013;
•	approximately $217,500 at 12% is due in January 2014;
•	approximately $2,866,879 at 12% interest is due in April 2014;
•	approximately $20,000 at 12% interest is due in December 2014;
•	approximately $581,986 at 10% is due in January 2015;
•	approximately $1,882,500 at 12% is due in January 2015;
•	approximately $1,770,000 at 10% is due in January 2016 and,
•	approximately $7,230,000 at 12% interest is due in January 2016;

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

During the years ended December 31, 2012 and 2011 we were required to raise working capital to meet operating expenses in the amount of approximately $-0- and $1,033,000.  Our plan of operations going forward may require us to raise additional working capital if our revenue projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $14,803,865. In addition, we may also need to raise additional funds to meet known needs or to respond to future business contingencies, which may include the need to:

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

In 2010 international customers began to account for a substantial percentage of our revenues.  International customers accounted for 16% and 19% of total revenues in 2012 and 2011, respectively.  International operations are subject to inherent risks. These risks include:

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

The clinical trial process is subject to extensive and strict regulation by the U.S. Food and Drug Administration and other regulatory authorities worldwide. Our software products, services and hosted solutions are also subject to state, federal and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practice reforms could cause our customers to delay planned R & D until some of these uncertainties are resolved. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of any such changes.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 48% of our revenues during 2012 and approximately 42% of our revenues during 2011.  One customer accounted for 19% of our revenues during 2012 or approximately $2,909,000.  One customer accounted for 21% of our revenues during 2011, or approximately $2,850,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our historical operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2012 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 22, 2013, we had 87,823,659 shares of common stock issued and outstanding and 78,035,522 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options.  Of the issued shares, 21,575,672 are eligible for resale pursuant to Rule 144.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least two years may sell them without volume limitation or the need for our reports to be current.

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

As of March 22, 2013, we had a total of 75,285,373 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock.  The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2012 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
Fort Lauderdale, Florida	Corporate Headquarters	11,519 square feet	September 2016
Monmouth Junction, New Jersey	Office Space	2,508 square feet	February 2016
Bonn, Germany	European Headquarters	3,714 square feet	July 2015
Southampton, United Kingdom	Office Space	1,415 square feet	September 2017
Cincinnati, Ohio	Data Center	1,000 square feet	March 2014
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space		Month to month

Our principal executive offices are located in approximately 11,500 square feet of commercial office space at 2101 West Commercial Blvd, Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.  We lease these offices under the terms of a lease expiring in September 2016.  Our annual rental payment under this lease is $180,654 plus sales tax.

We have a regional operating office located at 1100 Cornwall Road, Monmouth Junction, New Jersey.  This office is located in approximately 2,500 square feet of commercial office space.  We lease this office under the terms of a lease expiring in February 2016 and our annual rental payment under this lease is $48,904 plus sales tax.

Our European headquarters are located in approximately 3,700 square feet of commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  We lease these offices under the terms of a lease expiring in July 2015.  Our annual rental payment under this lease is 58,600 Euros or approximately $76,200.

We have an R & D office in Europe for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. The office has an area of approximately 1,400 square feet.   We lease these offices under the terms of a lease expiring in September 2017.  Our annual rental payment under this lease is 33,500 British Pounds or approximately $50,000.

We currently have one data site, which serves as our primary network and data hosting location, it is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in March 2014.  We expect our annual lease payment to be approximately $108,000 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes in Ft. Lauderdale, Florida.  We lease from our landlord, rack space for our SG&A servers and redundant data hosting, an office suite and cubicles that will allow us to maintain operations in the event of a disaster.  Our annual rental payment is $223,406 plus sales tax.  We are currently operating under a month to month agreement as we negotiate a new long term agreement.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

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

	HIGH	LOW
Fiscal 2012
1st Quarter	$0.12	$0.05
2nd Quarter	$0.09	$0.05
3rd Quarter	$0.30	$0.06
4th Quarter	$0.20	$0.14

Fiscal 2011
1st Quarter	$0.16	$0.08
2nd Quarter	$0.15	$0.09
3rd Quarter	$0.12	$0.05
4th Quarter	$0.07	$0.02

On March 22, 2013 the closing price of our common stock as reported on the OTC Bulletin Board was $0.20. At March 22, 2013 we had approximately 350 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

During fiscal 2012 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2012, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to aggressively expand the scope of our sales and marketing operations in Europe during 2013.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $2,337,904 and $2,478,704 on R & D activities during years ended December 31, 2012 and December 31, 2011, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects.  We currently employ software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2012, we emphasized commercializing our products on a licensed basis.  During 2012 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing the software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In 2012 we added seven new clients to our license install base and expanded the number of licenses held by nine existing clients.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2013.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 10% of total revenues for the year ended December 31, 2012.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2013.  We increased the marketing and business development budget for our TrialOne product during 2012 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The Year ended December 31, 2012 compared with the Year ended December 31, 2011

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2012 and December 31, 2011 is included in the table below.

	Summarized Statement of Operations For the year ended December 31,
		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Total revenues	$15,552,263		$13,599,341		$1,952,922	14.4%

Cost of sales	3,213,657	20.7%	2,278,527	16.8%	935,130	41.0%

Gross margin	12,338,606	79.3%	11,320,814	83.2%	1,017,792	9.0%

Salaries, benefits and related taxes	8,335,565	53.6%	7,810,957	57.4%	524,608	6.7%
Rent	881,503	5.7%	904,682	6.7%	(23,179)	-2.6%
Consulting	152,297	1.0%	326,738	2.4%	(174,441)	-53.4%
Legal and professional fees	278,427	1.8%	355,880	2.6%	(77,453)	-21.8%
Other expenses	1,159,470	7.5%	1,486,910	10.9%	(327,440)	-22.0%
Selling, general and administrative	931,269	6.0%	1,009,359	7.4%	(78,090)	-7.7%
Total operating expenses	11,738,531	75.5%	11,894,526	87.5%	(155,995)	-1.3%

Operating income/(loss)	600,075	3.9%	(573,712)	-4.2%	1,173,787	204.6%

Interest expense	(2,225,280)	-14.3%	(2,281,029)	-16.8%	55,749	-2.4%
Interest income	237	0.0%	4,625	0.0%	(4,388)	-94.9%
Other comprehensive income/(loss)	1,220	0.0%	(2,822)	0.0%	4,042	n/a
Loss on sale of property and equipment	(22,106)	-0.1%	-0-	0.0%	(22,106)	n/a
Change in derivatives	(6,123,302)	-39.4%	(671,405)	-4.9%	(5,451,897)	812.0%

Loss before income taxes	(7,769,156)	-50.0%	(3,524,343)	-25.9%	(4,244,813)	120.4%
Income tax expense	(63,814)	-0.4%	-0-	0.0%	(63,814)	n/a

Net loss	(7,832,970)	-50.4%	(3,524,343)	-25.9%	(4,308,627)	122.3%

Total preferred stock dividends	(229,517)	-1.5%	(204,487)	-1.5%	(25,030)	12.2%

Net loss attributable to common stockholders	$(8,062,487)	-51.8%	$(3,728,830)	-27.4%	$(4,333,657)	116.2%

Net loss per share	$(0.09)		$(0.04)

Weighted average number of shares outstanding	86,522,332		86,345,605

Revenues for the year ended December 31, 2012 increased 14.4% from the year ended December 31, 2011. The table below provides a comparison of our recognized revenues for the years ended December 31, 2012 and December 31, 2011.

	For the year ended
Revenue Activity	December 31, 2012		December 31, 2011		Change $	Change %
Set-up Fees	$4,990,378	32.1%	$3,638,860	26.8%	$1,351,518	37.1%
Change Orders	249,673	1.6%	366,008	2.7%	(116,335)	-31.8%
Maintenance	5,270,913	33.9%	5,472,318	40.2%	(201,405)	-3.7%
Software Licenses	3,364,324	21.6%	2,809,629	20.7%	554,695	19.7%
Professional Services	996,081	6.4%	717,232	5.3%	278,849	38.9%
Hosting	680,894	4.4%	595,294	4.4%	85,600	14.4%
Totals	$15,552,263	100.0%	$13,599,341	100.0%	$1,952,922	14.4%

Overall Revenue increased by approximately $2.0 Million or 14.4%. This is primarily the result of our continuing efforts to expand the number of clients who utilize our EDC products on a license basis rather than under an ASP model. Revenue from licensing was $3,364,324 and $2,809,629 for the years ended December 31, 2012 and December 31, 2011 respectively, a 19.7% increase.

We recorded revenue of $11,024,013, including $2,087,175 from licensing and $3,092,120 from maintenance associated with our TrialMaster suite during the year ended December 31, 2012 compared with Revenue of $8,867,296 that included $1,565,963 and $2,988,403, respectively, during the year ended December 31, 2011.  The increase in revenue is the result of maintaining and expanding our relationships with our existing clients while also expanding our installed client base with the addition of new clients.

We recorded $4,308,192 in revenues associated with clients from our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the year ended December 31, 2012 compared with $3,564,795 for the year ended December 31, 2011.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 Revenue results demonstrate our success in continuing to expand our relationships with these clients.

We recorded $546,976 in revenues from hosting activities and $445,820 in consulting services associated with the eClinical suite during the year ended December 31, 2012 compared with $595,293 and $215,595 respectively, for the year ended December 31, 2011.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded $220,058 in revenues associated with clients on our TrialOne EDC software for the year ended December 31, 2012 compared with $979,252 for the year ended December 31, 2011.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

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

Our top five customers accounted for approximately 48% of our revenues during the year ended December 31, 2012 and approximately 42% of our revenues during the year ended December 31, 2011.  One customer accounted for approximately 19% and another accounted for approximately 16% of our revenues during the year ended December 31, 2012.   One customer accounted for approximately 21% of our revenues during the year ended December 31, 2011. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 41.0% or $935,130 for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  Cost of goods sold were approximately 20.7% of revenues for the year ended December 31, 2012 compared to approximately 16.8% for the year ended December 31, 2011. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold increased during the year ended December 31, 2012 primarily due to an increase in volume relating to a pass-thru expense for a third-party service that is classified under cost of goods sold.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 1.3% for the year ended December 31, 2012 when compared to the year ended December 31, 2011.  The decrease in operating expenses can be attributed to our continued focus to maintain our cost structure in line with our revenue.  Total operating expenses were approximately 75.5% of revenues during the year ended December 31, 2012 compared to approximately 87.5% of revenues for the year ended December 31, 2011.

Salaries and related expenses were our biggest operating expense at 71.0% of total operating expenses for the year ended December 31, 2012 compared to 65.7% of total operating expenses for the year ended December 31, 2011.  Salaries and related expenses increased approximately 6.7% for the year ended December 31, 2012 when compared to the same period that ended December 31, 2011.  The increase in salary expense is primarily related to increased headcount resulting from the increase in new business coupled with salary increases for our existing staff.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
	December 31, 2012	December 31, 2011	Change	% Change
OmniComm Corporate Operations	$6,227,358	$5,328,520	$898,838	16.9%
New Jersey Operations Office	488,270	751,924	(263,654)	-35.1%
OmniComm Europe, GmbH	999,236	964,731	34,505	3.6%
OmniComm Ltd.	512,575	636,553	(123,978)	-19.5%
OmniComm Spain	38,081	-0-	38,081	n/a
Employee Stock Option Expense	70,045	129,229	(59,184)	-45.8%

Total Salaries and related expenses	$8,335,565	$7,810,957	$524,608	6.7%

We currently employ approximately 55 employees out of our Ft. Lauderdale, Florida corporate office, ten employees out of our New Jersey regional operating office, twelve out-of-state employees, eight employees out of a wholly-owned subsidiary in the United Kingdom, 21 employees out of a wholly-owned subsidiary in Bonn, Germany and one employee out of a wholly-owned subsidiary in Barcelona, Spain.  We expect to continue to selectively add experienced sales and marketing personnel over the next six to twelve months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.  In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the year ended December 31, 2012 and the year ended December 31, 2011 we incurred $70,045 and $129,229, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 2.6% during the year ended December 31, 2012 when compared to the year ended December 31, 2011.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2012 is associated with reductions in our Corporate office, German office and Co-location rent expense offset by increases in our New Jersey office and straight line rent expense.  Our primary data site is located at a Cincinnati Bell owned co-Location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-Location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK.  That office lease expires in September 2017.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during 2012 was $19,918 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

For the year ended
	December 31, 2012	December 31, 2011	Change	% Change
Corporate Office	$290,732	$302,935	$(12,203)	-4.0%
Co-location and disaster recovery facilities	338,840	362,407	(23,567)	-6.5%
New Jersey Operations Office	79,666	71,111	8,555	12.0%
OmniComm Europe, GmbH	59,170	67,063	(7,893)	-11.8%
OmniComm Ltd.	91,871	91,950	(79)	-0.1%
OmniComm Spain	1,306	-0-	1,306	n/a
Straight-line rent expense	19,918	9,216	10,702	116.1%

Total	$881,503	$904,682	$(23,179)	-2.6%

Consulting services expense decreased to $152,297 for the year ended December 31, 2012 compared with $326,738 for the year ended December 31, 2011, a decrease of $174,441or 53.4%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were lower during 2012 as we reduced the utilization of the services of third-party sources for portions of our product development work. The decrease in Product Development consulting expense was slightly offset by an increase of consulting expenses relating to Sales and Marketing.

For the year ended
Expense Category	December 31, 2012	December 31, 2011	Change	% Change
Sales & Marketing	$27,079	$1,394	$25,685	1,842.5%
Product Development	125,218	325,344	(200,126)	-61.5%

	$152,297	$326,738	$(174,441)	-53.4%

Legal and professional fees decreased approximately 21.8% for the year ended December 31, 2012 compared with the year ended December 31, 2011. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2012 legal and professional fees decreased across all categories as we continue to focus on reducing costs. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2012 and December 31, 2011, respectively.

For the year ended
Expense Category	December 31, 2012	December 31, 2011	Change	% Change
Financial Advisory	$-0-	$(5,000)	$5,000	n/a
Audit and Related	59,256	95,704	(36,348)	-38.0%
Accounting Services	121,922	136,102	(14,180)	-10.4%
Legal- Employment Related	60,252	72,778	(12,526)	-17.2%
Legal- Financial Related	10,397	15,370	(4,973)	-32.4%
General Legal	26,500	40,926	(14,426)	-35.7%

	$278,427	$355,880	$(77,453)	-21.8%

Selling, general and administrative expenses (“SGA”) decreased approximately 7.7% for the year ended December 31, 2012 compared to the year ended December 31, 2011. This decrease is primarily due to decreases in our license expense and insurance expense offset by an increase in marketing and related expenses. During the year ended December 31, 2012 we recorded $218,467 in license fees associated with our license agreement with DataSci, LLC compared to $316,809 during the year ended December 31, 2011. We recorded a license fee of $0 during the year ended December 31, 2012 as compared to an expense of $13,921 for the year ended December 31, 2011, relating to a license agreement with Logos Holdings, Ltd. relating to certain clients we acquired as part of our acquisition of Logos Technologies, Ltd. in August 2009. In addition, SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $280,000 on marketing, sales and advertising as compared to approximately $250,000 in 2011. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the year ended December 31, 2012 we recognized a credit of $58,234 in bad debt expense compared to a credit of $119,889 for the year ended December 31, 2011.  During 2012, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We were very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2013.

Interest expense was $2,225,280 during the year ended December 31, 2012 compared to $2,281,029 for the year ended December 31, 2011, a decrease of $55,749.  Interest incurred to related parties was $1,633,129 during the year ended December 31, 2012 and $1,459,456 for the year ended December 31, 2011.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2012 and December 31, 2011.

Interest Expense
For the year ended

Debt Description	December 31, 2012	December 31, 2011	Change $
Accretion of Discount from Derivatives	$475,620	$694,361	$(218,741)
August 2008 Convertible Notes	192,526	192,000	526
December 2008 Convertible Notes	599,237	597,600	1,637
Sept 2009 Secured Convertible Debentures	144,394	149,852	(5,458)
Dec 2009 Convertible Debentures	179,290	178,800	490
General Interest	94,312	91,360	2,952
Related Party Notes	539,901	377,056	162,845
Total	$2,225,280	$2,281,029	$(55,749)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2011 were obtained at the best terms available to the Company. During the years ended December 31, 2012 and December 31, 2011 we issued $-0- and $1,600,000, respectively, in Promissory Notes to our Chief Executive Officer and Director, Cornelis Wit

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $6,123,302 during the year ended December 31, 2012 compared with a net unrealized loss of $671,405 during the year ended December 31, 2011.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the years ended December 31, 2012 and December 31, 2011 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $229,517 and $204,487 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,174,178
Series B	609,887
Series C	1,472,093
Total Preferred Stock Arrearages	$4,256,158

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2012, we had working capital deficit of approximately $13,382,871.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	December 31, 2012	December 31, 2011	Change
Cash	$873,315	$1,302,287	$(428,972)
Accounts receivable, net of allowance for doubtful accounts	1,240,898	1,283,944	(43,046)
Prepaids	131,942	157,363	(25,421)
Current assets	2,246,155	2,743,594	(497,439)

Accounts payable and accrued expenses	2,124,365	1,460,835	663,530
Notes payable, current portion	-0-	214,300	(214,300)
Notes payable, related parties, current portion	-0-	-0-	-0-
Patent litigation settlement liability, current portion	962,500	925,000	37,500
Deferred revenue, current portion	3,732,240	4,293,316	(561,076)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Convertible notes payable, related parties, current portion, net of discount	160,000	-0-	160,000
Conversion feature liability, related parties, current portion	2,240,782	740,218	1,500,564
Conversion feature liability, current portion	46,541	18,693	27,848
Warrant liability, related parties	6,095,153	1,506,287	4,588,866
Warrant liability	192,445	186,421	6,024
Current liabilities	15,629,026	9,420,070	6,208,956

Working capital (deficit)	$(13,382,871)	$(6,676,476)	$(6,706,395)

Statement of Cash Flows Disclosure
For the year ended
	December 31, 2012	December 31, 2011
Net cash provided by/(used in) operating activities	$(173,912)	$(310,964)
Net cash provided by/(used in) investing activities	(107,882)	(191,230)
Net cash provided by/(used in) financing activities	(131,800)	620,500

Net increase/(decrease) in cash and cash equivalents	(428,972)	88,890

Changes in working capital accounts	362,125	862,330
Effect of non-cash transactions on cash and cash equivalents	$7,296,933	$2,351,049

Cash and Cash Equivalents

Cash and cash equivalents decreased from $1,302,287 to $873,315 at December 31, 2012. The decrease is primarily comprised of a net loss of $7,832,970, offset by an increase from non-cash transactions of $7,296,933 and changes in working capital accounts of $362,125. During the year ended December 31, 2012 we had investing activities comprised of purchases of property and equipment of $157,882 and proceeds of $50,000 from the sale of property and equipment. During the year ended December 31, 2012 we repaid $131,800 in notes payable.

During 2012 our ability to collect on trade receivables improved as compared to fiscal 2010 and 2011.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during 2013 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Presently, we have approximately $750,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2012:

Contractual Obligations		Payments Due by Period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory Notes (1)	$5,138,865	$-0-		$2,904,379	(2)	$2,214,486	(3)	$20,000	(4)
Convertible Notes	9,665,000	235,000	(5)	200,000	(6)	250,000	(7)	8,980,000	(8)
Operating Lease Obligations (9)	1,935,630	603,504		525,795		490,094		316,237
Patent Licensing Fees (10)	2,762,500	962,500		450,000		450,000		900,000
Total	$19,501,995	$1,801,004		$4,080,174		$3,404,580		$10,216,237

1.	Amounts do not include interest to be paid.

2.	Includes $17,500 of 12% notes payable that mature in January 2014; $2,866,879 of 12% notes payable that mature in April 2014 and $20,000 of notes payable that mature in December 2014.

3.	Includes $431,986 of 10% notes payable that mature in January 2015 and $1,782,500 of 12% notes payable that mature in January 2015.

4.	Includes $20,000 of 12% notes payable that mature in January 2016.

5.
Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share and $160,000 of 12% convertible notes that mature in December 2013.

6.	Includes $200,000 in 12% convertible notes that mature in January 2014.

7.	Includes $150,000 in 10% convertible notes that mature in January 2015 and $100,000 in 12% convertible notes that mature in January 2015.

8.	Includes $1,770,000 in 10% convertible notes that mature in January 2016 and $7,210,000 in 12% convertible notes that mature in January 2016.

9.
Includes office lease obligations for our headquarters in Fort Lauderdale, our regional operating office in New Jersey, our R & D office in England, our European headquarters in Bonn, Germany and lease obligations for co-location and disaster recovery computer service centers in Cincinnati, Ohio and Fort Lauderdale, Florida.

10.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $177,248 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On March 5, 2013, the Company issued a promissory note payable totaling $137,500 in exchange for a promissory note payable in the same amount originally issued in fiscal 2011 with a maturity date in 2013.  The promissory note bears interest at 12% and matures in January 2015.

On March 31, 2011, the Company issued a promissory note payable totaling $2,866,879 to our Chief Executive Officer in exchange for promissory notes totaling $2,866,879 that matured in 2011 and 2012.  The new promissory note bears interest at 12% per annum and matures in April 2014.

On January 1, 2013, the Company issued a promissory note payable totaling $45,000 in exchange for an outstanding promissory note.  The promissory note bears interest at 12% and matures in January 2015.

On December 31, 2011, the Company issued a promissory note payable totaling $1,600,000 to our Chief Executive Officer in exchange for $833,000 in promissory notes that matured in 2013 and 2014 along with $767,000 in accrued interest outstanding.  The new promissory note bears interest at 12% per annum and matures in January 2015.

On February 1, 2013, the Company issued a promissory note payable totaling $20,000 to our Chairman and Chief Technology Officer in exchange for an outstanding promissory note.  The new promissory note bears interest at 12% per annum and matures in January 2016.

On January 1, 2013, the Company issued promissory notes payable totaling $431,986 in exchange for two promissory notes originally issued in December 2010 with a maturity date of January 1, 2013.  The promissory notes bear interest at 10% per annum and mature in January 2015.

During fiscal 2010, $111,800 in promissory notes and $70,000 in convertible notes originally issued in fiscal 2008 and 2009 matured.  The convertible notes are held by two senior managers of the Company.  The convertible notes were extended utilizing promissory note with $12,500 of the notes payable in January 2011, $37,500 payable in April 2012 and $20,000 payable in December 2012.  The new promissory notes bear interest at 12% per annum.  The $111,800 in promissory notes were held by two long term investors and were extended to July 2012.  The notes bear interest at 12% per annum. In 2012 the $111,800 in promissory notes were paid off and retired.

During the next twelve months we expect debt in the aggregate amount of $235,000 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $160,000 of 12% notes payable that mature in December 2013 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share.

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

Since 2008 the Company has utilized the proceeds of convertible debentures and promissory notes to satisfy its working capital and capital expenditure needs.  During 2008 and 2009 we raised $9,590,000 in convertible debentures that remain outstanding.  Approximately 97% of those debentures were issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,785,000 to our Chief Executive Officer.  We raised $0 and $1,600,000 in 2012 and 2011 respectively from promissory notes to our Chief Executive Officer.

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

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our R & D development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

While several of our officers and directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending December 31, 2012, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 27, 2013 regarding our audited financial statements for the year ended December 31, 2012.

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

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of this standard, which is required for reporting periods beginning in 2013, to have an impact on its consolidated financial position or results of operations.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2011 to determine their impact, if any, on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on Pages F-1 through F-38 attached hereto.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2012, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors”, “Management”, “Compliance with Section 16(a) of the Exchange Act “, and “Stock Option Plan”, in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on August 1, 2013 (the “Proxy Statement”).

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Liggett, Vogt & Webb, P.A. as independent auditors of OmniComm Systems” in the Proxy Statement.
PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation –Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.3	Form of 10% Convertible Note (15)
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (16)
10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (17)
10.3	1998 Stock Incentive Plan (18)
10.4	Standard Agreement – Proprietary Protection (19)
10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (20)
10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)
10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (22)
10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (23)
10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (24)
10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (25)
10.23	Form of Debenture dated February 29, 2008 (26)
10.24	Form of Warrant February 29, 2008 (27)
10.27	Form of Debenture dated August 29, 2008 (28)
10.28	Form of Warrant dated August 29, 2008 (29)
10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (30)
10.30	Form of Debenture dated December 16, 2008 (31)
10.31	Form of Warrant December 16, 2008 (32)
10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (33)
10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009 (34)

10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009 (35)
10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (36)
10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (37)
10.37	Form of Debenture dated September 30, 2009 (38)
10.38	Form of Warrant dated September 30, 2009 (39)
10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (40)
10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010 (41)
10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (42)
10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (43)
10.44	Promissory note payable to Cornelis F. Wit dated March 31, 2011 (44)
10.45	Promissory note payable to Cornelis F. Wit dated December 31, 2011 (45)
10.46	Promissory note payable to Randall Smith dated December 31, 2011 (46)
10.47	2009 Equity Incentive Plan (47)
10.48	Promissory note payable to Noesis International Holdings dated January 1, 2013 *
10.49	Promissory note payable to Ad Klinkenberg dated January 1, 2013 *
10.50	Promissory note payable to Wim Boegem dated January 1, 2013 *
10.51	Promissory note payable to Cornelis F. Wit dated January 1, 2013 *
10.52	Promissory note payable to Randall Smith dated February 1, 2013 *
10.53	August 2008 convertible note maturity date extension with Guus van Kesteren dated 2/22/2013 *
10.54	August 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 *
10.55	December 2008 convertible note maturity date extension with Stephen Johnson dated 2/22/2013 *
10.56	December 2008 convertible note maturity date extension with Randall Smith dated 2/22/2013 *
10.57	December 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 *
10.58	Ammendment number two to securities purchase agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated 2/22/2013 *
10.59	Ammendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 *
10.60	Ammendment number two to securities purchase agreement between the Company and Richard & Carolyn Danzansky dated 2/22/2013 *
10.61	Ammendment number two to securities purchase agreement between the Company and Paul Spitzberg dated 2/22/2013 *
10.62	Ammendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 *
10.63	December 2008 convertible note maturity date extension with Matthew Veatch dated 2/27/2013 *
10.64	Promissory note payable to Noesis International Holdings dated March 5, 2013 *
10.65	December 2008 convertible note maturity date extension with Fernando Montero Incentive Savings Trust dated 3/6/2013 *
10.66	December 2008 convertible note maturity date extension with Noesis International Holdings dated 3/12/2013 *
14	OmniComm Systems, Inc. Code of Ethics (48)
21	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation***
101.DEF	XBRL Taxonomy Extension Definition***
101.LAB	XBRL Taxonomy Extension Label***
101.PRE	XBRL Taxonomy Extension Presentation***

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.

10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
17	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
18	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
19	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
20	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
21	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
22	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
23	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
24	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
25	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
26	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
27	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
28	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009
29	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009
30	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008
31	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008
32	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008
33	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009
34	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009
35	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009
36	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009
37	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009
38	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009
39	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009
40	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010
41	Incorporated by reference to Exhibit 10.41 filed with our Form 10-K dated December 31, 2010
42	Incorporated by reference to Exhibit 10.42 filed with our Form 10-K dated December 31, 2010
43	Incorporated by reference to Exhibit 10.43 filed with our Form 10-K dated December 31, 2010
44	Incorporated by reference to Exhibit 10.44 filed with our Form 10-K dated December 31, 2011
45	Incorporated by reference to Exhibit 10.45 filed with our Form 10-K dated December 31, 2011
46	Incorporated by reference to Exhibit 10.46 filed with our Form 10-K dated December 31, 2011
47	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009
48	Incorporated by reference to our Proxy Statement filed on June 9, 2003

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

Dated: March 27, 2013
OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 27, 2013
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 27, 2013
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and Financial Officer	March 27, 2013
Thomas E. Vickers

/s/ Guus van Kesteren	Director	March 27, 2013
Guus van Kesteren

/s/ Jonathan Seltzer	Director	March 27, 2013
Jonathan Seltzer

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package
Form 10-K

for the Year Ended
December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
OmniComm Systems, Inc.

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss attributable to common shareholders of $8,062,487, a negative cash flow from operations of $173,912, a working capital deficiency of $13,382,871 and a stockholders' deficit of $28,973,300.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 27, 2013

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$873,315	$1,302,287
Accounts receivable, net of allowance for doubtful accounts of $84,210 and $142,444, respectively	1,240,898	1,283,944
Prepaid expenses	131,942	157,363
Total current assets	2,246,155	2,743,594
Property and equipment, net	481,803	766,207
Other assets
Intangible assets, net	-0-	232,117
Other assets	51,153	33,669
TOTAL ASSETS	$2,779,111	$3,775,587

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,124,365	$1,460,835
Notes payable, current portion	-0-	214,300
Deferred revenue, current portion	3,732,240	4,293,316
Convertible notes payable, current portion, net of discount	75,000	75,000
Convertible notes payable, related parties, current portion, net of discount	160,000	-0-
Patent settlement liability, current portion	962,500	925,000
Conversion feature liability	46,541	18,693
Conversion feature liability, related parties	2,240,782	740,218
Warrant liability	192,445	186,421
Warrant liability, related parties	6,095,153	1,506,287
Total current liabilities	15,629,026	9,420,070

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	651,987	569,486
Notes payable related parties, long term, net of current portion, net of discount of $656,524 and $1,132,144, respectively	3,830,355	3,354,735
Deferred revenue, long term, net of current portion	987,328	584,608
Convertible notes payable, long term, net of current portion	465,000	150,000
Convertible notes payable, related parties, long term, net of current portion	8,965,000	9,440,000
Patent settlement liability, long term, net of current portion	1,223,715	1,455,247

TOTAL LIABILITIES	31,752,411	24,974,146

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized and 3,772,500 shares undesignated, respectively	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $.001 par value liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $.001 par value	250	250
Common stock - 250,000,000 shares authorized, 86,598,659 and 86,481,495 issued and outstanding, respectively, at $.001 par value	86,599	86,482
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,645,589	36,572,099
Accumulated other comprehensive (loss)	(69,092)	(53,714)
Accumulated deficit	(70,358,575)	(62,525,605)

TOTAL SHAREHOLDERS' (DEFICIT)	(28,973,300)	(21,198,559)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$2,779,111	$3,775,587

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2012	2011
Revenues	$14,818,479	$13,443,119
Reimbursable revenues	733,784	156,222
Total revenues	15,552,263	13,599,341

Cost of goods sold	2,762,081	1,899,501
Reimbursable expenses – cost of goods sold	451,576	379,026
Total cost of sales	3,213,657	2,278,527

Gross margin	12,338,606	11,320,814

Operating expenses
Salaries, benefits and related taxes	8,335,565	7,810,957
Rent and occupancy expenses	881,503	904,682
Consulting services	152,297	326,738
Legal and professional fees	278,427	355,880
Travel	442,030	465,810
Telephone and internet	165,877	205,046
Selling, general and administrative	931,269	1,009,359
Bad debt expense	(58,234)	(119,889)
Depreciation expense	377,680	471,709
Amortization expense	232,117	464,234
Total operating expenses	11,738,531	11,894,526

Operating income/(loss)	600,075	(573,712)

Other income /(expense)
Interest expense	(116,531)	(821,573)
Interest expense, related parties	(2,108,749)	(1,459,456)
Interest income	237	4,625
Change in derivative liabilities	(6,123,302)	(671,405)
Loss on sale of property and equipment	(22,106)	-0-
Transaction gain/(loss)	1,220	(2,822)
(Loss) before income taxes and preferred dividends	(7,769,156)	(3,524,343)
Income taxes	(63,814)	-0-
Net (loss)	(7,832,970)	(3,524,343)
Preferred stock dividends
Preferred stock dividends in arrears
Series A Preferred	(229,517)	(204,487)
Total preferred stock dividends	(229,517)	(204,487)
Net (loss) attributable to common stockholders	$(8,062,487)	$(3,728,830)

Net (loss) per share
Basic and Diluted	$(0.09)	$(0.04)
Weighted average number of shares outstanding
Basic and Diluted	86,522,332	86,345,605

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	For the year ended December 31,
	2012	2011
Net (loss) attributable to common shareholders	$(8,062,487)	$(3,728,830)
Other comprehensive (loss):
Change in foreign currency translation adjustment	(15,378)	(29,416)

Other comprehensive (loss)	(15,378)	(29,416)

Comprehensive (loss)	$(8,077,865)	$(3,758,246)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND  DECEMBER 31, 2012

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid In Capital - Preferred	Number of Shares	$0.001 Par Value	Additional Paid In Capital - Common	Accum-ulated Deficit	Accumulated Other Compre-hensive Income	Treasury Stock	Total Share-holders' (Deficit)

Balances at December 31, 2010	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,081,495	$86,082	$36,906,356	$(59,001,262)	$(24,298)	$(503,086)	$(17,814,029)

Employee stock option expense												129,229				129,229

Treasury stock retired												(503,086)			503,086	-0-

Foreign currency translation adjustment														(29,416)		(29,416)

Issuance of common stock in lieu of pay for services										400,000	400	39,600				40,000

Net loss for the period ended December 31, 2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,524,343)	-0-	-0-	(3,524,343)

Balances at December 31, 2011	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,481,495	86,482	36,572,099	(62,525,605)	(53,714)	-0-	(21,198,559)

Employee stock option expense												65,744				65,744

Foreign currency translation adjustment														(15,378)		(15,378)

Issuance of common stock in lieu of accrued interest										42,164	42	7,821				7,863

Cashless issuance of common stock, employee stock option exercise										75,000	75	(75)				-0-

Net loss for the period ended December 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(7,832,970)	-0-	-0-	(7,832,970)

Balances at December 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,598,659	$86,599,	$36,645,589	$(70,358,575)	$(69,092)	$-0-	$(28,973,300)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,832,970)	$(3,524,343)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	6,123,302	671,405
Interest expense from derivative instruments	475,621	694,361
Loss from sale of property and equipment, net	14,606	-0-
Common stock issued in lieu of pay for services	-0-	40,000
Common stock issued in lieu of accrued interest	7,863	-0-
Employee stock option expense	65,744	129,229
Depreciation and amortization	609,797	935,943
Changes in operating assets and liabilities
Accounts receivable	101,280	(132,310)
Provision for doubtful accounts	(58,234)	(119,889)
Prepaid expenses	25,421	(60,026)
Other assets	(17,484)	549
Accounts payable and accrued expenses	663,530	901,132
Patent settlement liability	(194,032)	26,720
Deferred revenue	(158,356)	126,265
Net cash (used in) operating activities	(173,912)	(310,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	50,000	-0-
Purchase of property and equipment	(157,882)	(191,230)
Net cash (used in) investing activities	(107,882)	(191,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	-0-	1,033,000
Repayments of notes payable	(131,800)	(212,500)
Repayments of notes payable, related parties	-0-	(200,000)
Net cash provided by/(used in) financing activities	(131,800)	620,500

Effect of exchange rate changes on cash and cash equivalents	(15,378)	(29,416)
Net increase/(decrease) in cash and cash equivalents	(428,972)	88,890
Cash and cash equivalents at beginning of period	1,302,287	1,213,397

Cash and cash equivalents at end of period	$873,315	$1,302,287

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$63,814	$-0-
Interest	$1,331,956	$584,149

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$-0-	$4,041,879
Common stock issued in lieu of accrued interest	7,863	-0-
Promissory notes issued for accrued interest	-0-	767,000
Common stock issued in lieu of pay for services	-0-	40,000
Notes payable issued for matured notes payable	$-0-	$45,000

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the years ended December 31, 2012 and December 31, 2011 we spent approximately $2,337,904 and $2,478,704, respectively, on R & D activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission.  All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Spain S.L. in Spain is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $15,378 for the year ended December 31, 2012 and a translation loss of $29,416 for the year ended December 31, 2011.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

The fees associated with each business activity for the years ended December 31, 2012 and December 31, 2011, respectively are:

	For the year ended
Revenue Activity	December 31, 2012	December 31, 2011
Set-up Fees	$4,990,378	$3,638,860
Change Orders	249,673	366,008
Maintenance	5,270,913	5,472,318
Software Licenses	3,364,324	2,809,629
Professional Services	996,081	717,232
Hosting	680,894	595,294
Total	$15,552,263	$13,599,341

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staff. Cost of revenues also includes outside service provider cost.  Cost of revenues is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $84,210 and $142,444 as of December 31, 2012 and December 31, 2011, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2012	December 31, 2011
Beginning of period	$142,444	$269,869
Bad debt expense	(58,234)	(119,889)
Write-offs	-0-	(7,536)
End of period	$84,210	$142,444

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2012, no funds were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2012.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2012, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 19% and another accounted for 16% of our revenues during the year ended December 31, 2012 or approximately $2,909,300 and $2,503,100, respectively. One customer accounted for 21% of our revenues during the year ended December 31, 2011 or approximately $2,850,275.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts Receivable
For the years ended	# of Customers	Percentage of Total Revenues	# of Customers	Percentage of Accounts Receivable
December 31, 2012	2	35%	3	54%
December 31, 2011	1	21%	3	59%

The table below provides revenues from European customers for the years ended December 31, 2012 and December 31, 2011, respectively.

European Revenues
For the year ended
December 31, 2012		December 31, 2011
European Revenues	% of Total Revenues	European Revenues	% of Total Revenues
$1,545,730	9.9%	$2,247,812	16.5%

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2012, the Company had $4,719,568 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $3,732,240 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $269,311 and $238,902 for the years ended December 31, 2012 and December 31, 2011, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R & D and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the years ended December 31, 2012 and December 31, 2011 we spent approximately $2,337,904 and $2,478,704 respectively, on R & D activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  R & D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

EARNINGS/(LOSS)  PER SHARE

The Company accounts for Earnings/(loss) Per Share using ASC 260 – Earnings per Share.  Unlike diluted earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

INCOME TAXES

The Company accounts for income taxes in accordance ASC 740, Income Taxes.  ASC 740 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized.  Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company does not expect the adoption of this standard, which is required for reporting periods beginning in 2013, to have an impact on its consolidated financial position or results of operations.

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

To satisfy our capital requirements, we may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all.  If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our R & D and marketing programs.  If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending December 31, 2012 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4                  EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 86,522,332 and 86,345,605 for the years ended December 31, 2012 and December 31, 2011, respectively.

Antidilutive shares aggregating 82,069,096 and 97,669,227 have been omitted from the calculation of dilutive earnings/(loss) per share for the years ended December 31, 2012 and December 31, 2011 respectively as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings/(loss) per shares:  There were no differences between basic and diluted earnings/(loss) per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2012 and December 31, 2011, respectively.

Anti-Dilutive Security	December 31, 2012	December 31, 2011
Preferred stock	2,750,149	2,750,149
Employee stock options	10,452,500	11,158,000
Warrants	43,212,873	58,595,758
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	1,033,574	545,320

Total	82,069,096	97,669,227

The employee stock options are exercisable at prices ranging from $0.045 to $0.69 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings/(loss) per share.

For the year ended
	December 31, 2012			December 31, 2011
	Income (loss) Numerator	Shares Denominator	Per-Share Amount	Income (loss) Numerator	Shares Denominator	Per-Share Amount
Basic EPS	$(8,062,487)	86,522,332	$(0.09)	$(3,728,830)	86,345,605	$(0.04)

Effect of Dilutive Securities

None.	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(8,062,487)	86,522,332	$(0.09)	$(3,728,830)	86,345,605	$(0.04)

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life (years)
Computer & Office Equipment	$1,519,617	$1,181,451	$338,166	$1,550,907	$1,094,152	$456,755	5
Leasehold Improvements	92,686	68,044	24,642	75,476	60,785	14,691	5
Computer Software	1,502,524	1,403,705	98,819	1,477,539	1,207,662	269,877	3
Office Furniture	110,780	90,604	20,176	107,389	82,505	24,884	5
	$3,225,607	$2,743,804	$481,803	$3,211,311	$2,445,104	$766,207

Depreciation expense for the years ended December 31, 2012 and December 31, 2011 was $377,680 and $471,709, respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	December 31, 2012			December 31, 2011
Asset	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value	Estimated Useful Lives (years)
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117	3
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,160,584	$232,117

Amortization expense was $232,117 and $464,234 for the years ended December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012, the company’s intangible assets are fully amortized.

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2012	December 31, 2011
Accounts payable	$665,139	$672,516
Accrued payroll and related costs	383,859	176,900
Other accrued expenses	124,154	70,047
Accrued interest	951,213	541,372

Total Accounts Payable and Accrued Expenses	$2,124,365	$1,460,835

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 8:                NOTES PAYABLE

At December 31, 2012, the Company owed $5,138,866 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non-Related Party		Related Party
Origination Date	Maturity Date	Interest Rate	Principal December 31, 2012	Current	Long Term	Current	Long Term
12/31/2010	1/1/2015	10%	$308,562	$-0-	$308,562	$-0-	$-0-
12/31/2010	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
2/1/2011	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
12/31/2011	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2012	1/1/2014	12%	17,500	-0-	17,500	-0-	-0-
10/1/2012	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	-0-	20,000	-0-	-0-
Discount on note payable				-0-	-0-	-0-	(656,524)
			$5,138,866	$-0-	$651,987	$-0-	$3,830,355

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2012.

				Principal			Discount	Carrying Amount	Carrying Amount
				at		Total	at	at	Short Term		Long Term
Date of Issuance	Maturity Date	Interest Rate	Original Principal	December 31, 2012	Allocated Discount	Discount Amortized	December 31, 2012	December 31, 2012	Related	Non Related	Related	Non Related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
1216/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000

Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$75,000	$8,965,000	$465,000

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

The following table summarizes the convertible debt outstanding as of December 31, 2011.

				Principal			Discount	Carrying Amount	Carrying Amount
				at		Total	at	at	Short Term		Long Term
Date of Issuance	Maturity Date	Interest Rate	Original Principal	December 31, 2011	Allocated Discount	Discount Amortized	December 31, 2011	December 31, 2011	Related	Non Related	Related	Non Related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	8/29/2013	10%	2,270,000	1,920,000	2,052,080	2,052,080	-0-	1,920,000	-0-	-0-	1,920,000	-0-
12/16/2008	12/16/2013	12%	5,075,000	4,980,000	1,370,250	1,370,250	-0-	4,980,000	-0-	-0-	4,980,000	-0-
9/30/2009	3/31/2013	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	10/1/2013	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000

Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$0	$9,665,000	$0	$75,000	$9,440,000	$150,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2012, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $102,248 of accrued interest at December 31, 2012.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer.   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  On February 22, 2013, the Company extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  The warrants are now exercisable until January 1, 2016 at an exercise price of $0.25 per share.

Convertible Debentures

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer.  The Company received net proceeds of $1,490,000.  The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering.  The warrants are now exercisable until December 31, 2015 at an exercise price of $0.25 per share.  On February 22, 2013, the Company extended all $1,490,000 of the convertible notes until January 1, 2016, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering.  The warrants are now exercisable until January 1, 2016 at an exercise price of $0.25 per share.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011
The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2012 are as follows:

2013	$235,000
2014	200,000
2015	250,000
2016	8,980,000
Total	$9,665,000

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2012 and December 31, 2011.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2012 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 that are associated with two notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2012	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,287,323	$-0-	$-0-	$2,287,323
Warrant liability	6,287,598	-0-	-0-	6,287,598
Total of derivative liabilities	$8,574,921	$-0-	$-0-	$8,574,921

(1)
The fair value of the Derivative Instruments was estimated using the Income Approach and using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2012

(2)	The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant Valuation Assumptions of Derivative Instruments at December 31, 2012
Risk free interest rate	0.18%	to	0.36%
Dividend yield		0.00%
Expected Volatility	218.2%	to	259.1%
Expected life (range in years)
Conversion feature liability	0.25	to	0.96
Warrant liability	0.66	to	3.25

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2011	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$758,911	$-0-	$-0-	$758,911
Warrant liability	1,692,708	-0-	-0-	1,692,708
Total of derivative liabilities	$2,451,619	$-0-	$-0-	$2,451,619

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

	Other income for the year ended
	December 31, 2012	December 31, 2011
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(6,123,302)	$(671,405)

Total unrealized gains/(losses) included in earnings	$(6,123,302)	$(671,405)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2012 and December 31, 2011. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2012 and December 31, 2011.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of year
Year ended December 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,528,412	$-0-	$-0-	$2,287,323
Warrant liability	1,692,708	-0-	4,594,890	-0-	-0-	6,287,598
Total of derivative liabilities	$2,451,619	$-0-	$6,123,302	$-0-	$-0-	$8,574,921

	Level 3 Financial Assets and Financial Liabilities at Fair Value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of level 3	Balance, end of year
Year ended December 31, 2011
Derivatives:
Conversion feature liability	$92,206	$-0-	$666,705	$-0-	$-0-	$758,911
Warrant liability	261,148	-0-	4,700	1,426,860	-0-	1,692,708
Total of derivative liabilities	$353,354	$-0-	$671,405	$1,426,860	$-0-	$2,451,619

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2012 are as follows:

2013	$603,504
2014	525,795
2015	490,094
2016	270,503
2017	45,734
Total	$1,935,630

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $881,503 and $904,682 for the years ended December 31, 2012 and December 31, 2011, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2013.  Negotiations are in process to renew the lease under similar terms through February 2016.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2016.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2015.

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011
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

2013	$450,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
2018	450,000
Total	$2,700,000

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

During the years ended December 31, 2012 and December 31, 2011, respectively, the Company recorded a charge to earnings of  $218,467 and $316,809 respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2012 and December 31, 2011 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

In December 2012, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer through December 31, 2013. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term.  Mr. Wit receives an annual salary of $192,780 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives.  In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration.   The agreement also provides, among other things, for participation in employee benefits available to employees and executives.  Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

In December 2012, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $283,815 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones.  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.  If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six month’s salary.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2012, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $305,235.   The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions.  If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three month’s salary for every year of service up to a maximum of twelve months salary.  The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

NOTE 12:             RELATED PARTY TRANSACTIONS

Guus van Kesteren, a member of our Board of Directors, is a consultant to Noesis International Holdings.  Noesis International Holdings has acted as a placement agent for the sale of our securities in various offerings since 1999.  Mr. van Kesteren is a holder of greater than 5% of our securities on a fully diluted basis as measured under Section 13 of the Securities Act of 1934.

In December 2008, the Company issued a promissory note for $197,500 that included $112,500 in accrued expenses associated with financial services provided by Noesis Capital Corp., the Company’s Placement Agent for several equity and debt transactions since 1999.  The amount was borrowed under a promissory note bearing interest at 9% per annum payable with a maturity date of January 31, 2011.  Included in the principal amount due under this promissory note is $85,000 that was originally owed under a $185,000 principal amount promissory note with a maturity date of January 1, 2009.  The remaining $100,000 in principal amount owed was converted into a Convertible Note dated December 16, 2008.  The Company repaid $60,000 in principal on this promissory note during the year ended December 31, 2010.   The promissory note was extended and now has a maturity date of January 1, 2015.  We incurred $16,149 in interest expense on the note payable to Noesis Capital Corp., the Placement Agent for the Company during the year ended December 31, 2011 and $16,545 for the year ended December 31, 2012.

On December 16, 2010, we issued a promissory note with a principal amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith.  On December 31, 2011, the Company extended the promissory note that had matured on that date.  The promissory note bears interest at 12% per annum with interest payable monthly. Mr. Smith extended the maturity date of his promissory note until January 1, 2016

As of December 31, 2012, we have an aggregate of $13,126,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and a director, and have issued certain warrants to Mr. Wit, as follows:

•
On February 14, 2008, $150,000 principal amount promissory note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was due on December 31, 2009.  On December 16, 2008, Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures were due on December 16, 2010.  Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009.  In addition, Mr. Wit agreed to extend the maturity date of the convertible debenture he was issued by three years to December 16, 2013.  On February 22, 2013, Mr. Wit agreed to extend the maturity date of the convertible debenture until January 1, 2016.  The expiration date of the warrants associated with the convertible debenture has been extended to January 1, 2016.

•
On June 10, 2008, $210,000 principal amount convertible note and common stock purchase warrants to purchase an aggregate of 264,706 shares of our common stock.   We received net proceeds of $210,000.  This note was convertible at the option of the holder into any securities we issue (“New Securities”) before maturity of the convertible debenture on the same terms and conditions of the sale of the New Securities.  This convertible debenture, which carried an interest rate of 10% per annum, was due on June 10, 2009.  On August 29, 2008, Mr. Wit agreed to convert this convertible debenture into a private placement of convertible debentures that originally matured on August 29, 2010.  Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009.   On February 22, 2013, Mr. Wit agreed to extend the maturity date of the convertible debenture until January 1, 2016.  The expiration date of the warrants associated with the convertible debenture has been extended to January 1, 2016.

•
On June 10, 2008, $300,000 principal amount convertible note. This note was convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of this promissory note on the same terms and conditions of the sale of the New Securities. This convertible note carried an interest rate of 10% per annum and was originally due on June 30, 2010.  On August 29, 2008, Mr. Wit agreed to convert this convertible note into a private placement of convertible debentures, which convertible debentures that originally matured on August 29, 2010.  Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009.   On February 22, 2013, Mr. Wit agreed to extend the maturity date of the convertible debenture until January 1, 2016.  The expiration date of the warrants associated with the convertible debenture has been extended to January 1, 2016.

•
During August 2008, $1,260,000 principal amount convertible note that is part of a private placement of Convertible Debentures that originally matured in August 29, 2010.   Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a Secured Convertible Debenture financing the Company completed in September 2009.   On February 22, 2013, Mr. Wit agreed to extend the maturity date of the convertible debenture until January 1, 2016.  The expiration date of the warrants associated with the convertible debenture has been extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

•
From September 2008 to December 2008, $4,200,000 principal amount convertible notes. These notes were convertible at the option of the holder into any New Securities (“New Securities”) we issue before maturity of the Convertible Note on the same terms and conditions of the sale of the New Securities. These convertible notes carried an interest rate of 12% per annum and were due on December 31, 2009.  On December 16, 2008, Mr. Wit agreed to convert these convertible notes into a private placement of convertible debentures, which convertible debentures originally matured on December 16, 2010.  Mr. Wit waived his anti-dilution rights relating to the outstanding debenture and warrants issued in this transaction as part of the terms and conditions of a secured convertible debenture financing the Company completed in September 2009.   On February 22, 2013, Mr. Wit agreed to extend the maturity date of the convertible debenture until January 1, 2016.  The expiration date of the warrants associated with the convertible debenture has been extended to January 1, 2016.

•
From July to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  This note was convertible at the option of the holder into any new securities we issue before maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009.  On September 30, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum, which Secured Convertible Debentures were due on March 30, 2011 which were convertible into 4,400,000 shares of common stock and received 4,400,000 warrants to purchase common stock of the Company. On March 30, 2011, Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.  On February 22, 2013, Mr. Wit extended the maturity date of his convertible note until January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note until January 1, 2016.

•
From October to December 2009, Mr. Wit invested $1,440,000 which amount was aggregated under the terms of one convertible note dated December 31, 2009. This note was convertible at the option of the holder into any new securities we issued before the maturity of this promissory note on the same terms and conditions of the sale of any new securities issued. This convertible note carried an interest rate of 12% per annum and was due on December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015.  On February 22, 2013, Mr. Wit extended the maturity date of his convertible note until January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note until January 1, 2016.

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

•
On December 31, 2010, $409,379 principal amount promissory note with a maturity date of December 31, 2011.  The note carries an interest rate of 12% per annum.  The note is comprised of accrued and unpaid interest owed as of December 31, 2010 on various notes held by Mr. Wit that were converted into the principal amount owed under this note payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

On March 30, 2011, the Company extended a convertible note in the principal amount of $1,100,000 held by our Chief Executive Officer and Director, Cornelis F. Wit that had matured on that date.  The convertible note which was originally issued on September 30, 2009, bears interest at 12% per annum with interest payable monthly. Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  We also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, Mr. Wit extended the maturity date of his convertible note until January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with the convertible note until January 1, 2016.

On May 13, 2011, the Company issued a note payable in the principal amount of $96,000 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note accrues interest at a rate of 12% per annum and has a maturity date of January 1, 2013.  This note was consolidated on December 31, 2011 into a new note with a principal amount of $1,600,000.

On June 30, 2011, the Company extended a convertible note in the principal amount of $1,440,000 held by our Chief Executive Officer and Director, Cornelis F. Wit that had matured on that date.  The convertible note which was originally issued on December 31, 2009, bears interest at 12% per annum with interest payable monthly. Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  We also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, Mr. Wit extended the maturity date of his convertible note until January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with the convertible note until January 1, 2016.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

For the years ended December 31, 2012 and December 31, 2011 we incurred $2,108,749 and $1,459,456, respectively, in interest expense payable to related parties.
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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

As of December 31, 2012 we had the following outstanding securities:

o	86,598,659 shares of common stock issued and outstanding;
o	43,212,873 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

There were cumulative arrearages of $2,174,178 and $1,944,661, or $0.53 and $0.47 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2012 and December 31, 2011, respectively.

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

The designations, rights and preferences of the Series B Preferred Stock include:

o           the stated value of each share is $10.00 per share,
o           the shares are not redeemable,
o           each share of Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert, subject to limitations based on trading volume, into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share.  We may require all outstanding shares of the Series B Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The NASDAQ Stock Market or other comparable national stock exchange or the OTC Bulletin board and a registration statement registering the shares of common stock issuable upon conversion of the Series B Preferred Stock has been declared effective,
o           the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,
o           the shares of Series B Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock,
o           each share of Series B Preferred Stock will rank senior to our Series A Preferred and pari passu with our Series C Preferred Stock,
o           in the event of our liquidation or winding up, each share of Series B Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and
o           the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2012 and December 31, 2011, respectively.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.36 and $4.36 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2012 and December 31, 2011, respectively.

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

The following table presents preferred dividends accreted for the years ended December 31, 2012 and December 31, 2011, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted Year ended December 31,		Dividends per share Year ended December 31,
	2012	2011	2012	2011
Preferred stock dividends in arrears Series A	$229,517	$204,487	$0.06	$0.05
Preferred stock dividends in arrears Series B	$-0-	$-0-	$0.00	$0.00
Preferred stock dividends in arrears Series C	$-0-	$-0-	$0.00	$0.00

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2012 and December 31, 2011, and the related changes during these years.

December 31, 2012 Warrants Outstanding						December 31, 2012 Warrants Exercisable
Range of Exercise Price			Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.25	–	0.60	43,212,873	2.32	$0.36	43,212,873	$0.36

December 31, 2011 Warrants Outstanding						December 31, 2011 Warrants Exercisable
Range of Exercise Price			Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.25	–	0.60	58,595,758	1.94	$0.38	58,595,758	$0.38

Warrants
Balance at December 31, 2011		58,595,758
Issued		-0-
Exercised		-0-
Expired/Forfeited		(15,382,885)
Balance at December 31, 2012		43,212,873
Warrants Exercisable at December 31, 2012		43,212,873
Weighted Average Fair Value of Warrants Granted During 2012	$	N/A

Other Comprehensive Gain (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive gain (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive gain (loss).

	Foreign Currency Translation	Accumulated Other Comprehensive Gain (Loss)
Balance December 31, 2010	$(24,298)	$(24,298)
2011 Activity	(29,416)	(29,416)
Balance December 31, 2011	(53,714)	(53,714)
2012 Activity	(15,378)	(15,378)
Balance at December 31, 2012	$(69,092)	$(69,092)

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
DECEMBER 31, 2012 AND DECEMBER 31, 2011

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

As of December 31, 2012, there were 4,568,500 outstanding options that have been granted under the 2009 Plan.  At December 31, 2012, there were 2,931,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of December 31, 2012, there were 5,884,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value in (000's)

Outstanding at December 31, 2009	12,061,500	$0.40	3.62	-0-
Granted	1,865,000	0.23
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,104,500)	(0.32)

Outstanding at December 31, 2010	11,822,000	0.39	3.21	$-0-
Granted	1,686,000	0.12
Exercised	-0-	-0-
Forfeited/Cancelled/Expired	(2,350,000)	0.30

Outstanding at December 31, 2011	11,158,000	0.37	2.52	$-0-
Granted	425,000	0.12
Exercised	(265,000)	0.20
Forfeited/Cancelled/Expired	(865,500)	0.43

Outstanding at December 31, 2012	10,452,500	$0.36	1.68	$149,598

Vested and Exercisable at December 31, 2012	9,059,083	$0.39	1.36	$55,057

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2012 and December 31, 2011, respectively, was:

	Number of Options Vested	Fair Value of Options Vested
Fair value of options vested during the year ended December 31, 2012	816,333	$75,656
Fair value of options vested during the year ended December 31, 2011	1,410,000	$319,868

Cash received from stock option exercises for the years ended December 31, 2012 and December 31, 2011 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2012 and December 31, 2011.

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards Breakdown by Range as at December 31, 2012
			Outstanding			Vested
Strike Price Range ($)			Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0.00	to	0.20	3,428,500	3.02	$0.15	2,035,083	2.50	$0.17
0.21	to	0.29	2,550,000	1.18	0.26	2,550,000	1.18	0.26
0.30	to	0.49	755,000	0.79	0.45	755,000	0.79	0.45
0.50	to	0.70	3,719,000	0.97	0.60	3,719,000	0.97	0.60
0.00	to	0.70	10,452,500	1.68	$0.36	9,059,083	1.36	$0.39

The following table summarizes information concerning options outstanding at December 31, 2011:

	Awards Breakdown by Range as at December 31, 2011
			Outstanding			Vested
Strike Price Range ($)			Outstanding Stock Options	Weighted Average Remaining Contractual Life	Weighted Average Outstanding Strike Price	Vested Stock Options	Weighted Average Remaining Vested Contractual Life	Weighted Average Vested Strike Price
0.00	to	0.20	3,376,000	3.75	$0.15	1,547,500	3.02	$0.20
0.21	to	0.29	2,785,000	2.08	0.26	2,785,000	2.08	0.26
0.30	to	0.49	875,000	1.90	0.45	875,000	1.90	0.45
0.50	to	0.70	4,122,000	1.94	0.60	4,122,000	1.94	0.60
0.00	to	0.70	11,158,000	2.52	$0.37	9,329,500	2.16	$0.42

The weighted average fair value (per share) of options granted during the years ended December 31, 2012, and December 31, 2011 using the Black Scholes option-pricing model was $0.11 and $0.10, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2012 and 2011. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

The fair value of share-based payments was estimated using the Black Scholes option pricing model with the following assumptions for grants made during the periods indicated.

	Stock Option Assumptions for the year ended
	December 31, 2012	December 31, 2011
Stock Option Assumptions
Risk-free interest rate	0.36%	0.91%
Expected dividend yield	0.0%	0.0%
Expected volatility	192.3%	166.2%
Expected life of options (in years)	5.0	5.0

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted Average Grant-Date Fair Value
	2012	2011
Stock options granted during the year ended December 31,	$0.11	$0.10

Stock options vested during the year ended December 31,	0.09	0.23

Stock options forfeited during the year ended December 31,	$0.32	$0.15

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2012, and changes during the year ended December 31, 2012 is as follows:

	Shares Underlying Stock Options	Weighted Average Grant Date Fair Value
Nonvested Shares at January 1, 2012	1,828,500	$0.10

Nonvested Shares at December 31, 2012	1,393,417	$0.10

As of December 31, 2012, approximately $98,966 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.30 years.

NOTE 15:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows

	December 31, 2012	December 31, 2011
Statutory rate applied to loss before income taxes	$(2,923,533)	$(1,326,210)
Increase (decrease) in income taxes results from:
Current tax expense/(benefit)	63,814	-0-
Nondeductible expenses	2,509,532	529,790
Change in deferred assets	82,209	119,214
Other	-0-	(4,190)
Change in valuation allowance	331,792	681,396

Income tax expense (benefit)	$63,814	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND DECEMBER 31, 2011

The components of income tax expense (benefit) for the years ended:

	December 31, 2012	December 31, 2011
Current tax expense (benefit):
Income tax at statutory rates	$63,814	$-0-
Deferred tax expense (benefit):
Bad debt allowance	21,913	47,950
Operating loss carry forward	(435,914)	(848,561)
Patent litigation settlement	82,209	119,215
	(331,792)	(681,396)
Valuation allowance	331,792	681,396
Total tax expense (benefit)	$63,814	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	30,715	52,629
Patent litigation liability accrual	386,682	468,891
Operating loss carry forwards	17,355,970	16,920,055
Gross deferred tax assets	18,057,065	17,725,273

Valuation allowance	(18,057,065)	(17,725,273)
Net deferred tax asset	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $48,368,795.  This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2012.  The change in the valuation allowance for the year ended December 31, 2012 was an increase of $331,792. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

NOTE 16:              SUBSEQUENT EVENTS

On January 1, 2013 the Company issued a promissory note payable to our CEO and Director, Cornelis F. Wit in exchange for accrued interest in the amount of $529,000.  The note carries an interest rate of 12% per annum and matures on January 1, 2016.

On January 1, 2013 the Company issued promissory notes in the amount of $431,986 in exchange for existing promissory notes in the same amount.  The promissory notes carry an interest rate of 10% and have a maturity date of January 1, 2015.

On January 1, 2013 the Company issued a promissory note in the amount of $45,000 in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015.

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer Randall G. Smith in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On February 22, the Company extended the maturity date of $150,000 of convertible debentures to our Director, Guus van Kesteren originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, the Company extended the maturity date of $1,770,000 of convertible debentures to our CEO and Director, Cornelis F. Wit originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, the Company extended the maturity date of $4,505,000 of convertible debentures, including $4,475,000 due to our CEO and Director Cornelis F. Wit, $25,000 due to our COO and President Stephen E. Johnson and $5,000 due to our Chairman and Chief Technology Officer Randall G. Smith, originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, the Company extended the maturity date of $1,200,000 of convertible debentures, including $1,100,000 due to our CEO and Director Cornelis F. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, the Company extended the maturity date of $1,490,000 of convertible debentures including $1,440,000 due to our CEO and Director Cornelis F. Wit originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, the Company extended the maturity date of $15,000 of convertible debentures originally issued to our former Director Matthew Veateh in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015.

On March 6, 2013, the Company extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2014.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013, the Company extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On March 13, 2013 a pool of 1,225,000 shares of restricted stock was issued to the executive managers, senior managers and external board members of the Company.  The shares will be held in escrow to be released ratable over a three year period. The employee/director retains the voting rights over all shares while in escrow.

On March 18, 2013 the Company entered into a $2,000,000 revolving line of credit guaranteed by Cornelis F. Wit, CEO and Director.  The line is with The Northern Trust Company and matures on March 17, 2014 and carries a variable interest rate that is currently 2.75%.