Form 10-Q
period 2013-03-31
OMNICOMM SYSTEMS INC
filed 2013-05-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-Q
[Mark One]

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013
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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 10, 2013: 87,823,659 common stock $.001 par value.

TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$153,674	$873,315
Accounts receivable, net of allowance for doubtful accounts of $143,330 and $84,210, respectively	2,116,910	1,240,898
Prepaid expenses	119,000	131,942
Total current assets	2,389,584	2,246,155
Property and equipment, net	464,563	481,803
Other assets
Prepaid stock compensation	220,500	-0-
Intangible assets, net	-0-	-0-
Other assets	49,659	51,153

TOTAL ASSETS	$3,124,306	$2,779,111

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,842,188	$2,124,365
Notes payable, current portion	17,500	-0-
Deferred revenue, current portion	3,891,578	3,732,240
Line of credit	300,000	-0-
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000
Convertible notes payable, current portion, net of discount	275,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	4,321,851	2,240,782
Conversion feature liability	195,686	46,541
Warrant liability, related parties	8,083,502	6,095,153
Warrant liability	279,223	192,445
Total current liabilities	20,329,028	15,629,026

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	634,486	651,987
Notes payable, related parties, long term, net of current portion, net of discount of $904,416 and $656,524, respectively	4,111,463	3,830,355
Deferred revenue, long term, net of current portion	948,367	987,328
Convertible notes payable, related parties, net of current portion	8,965,000	8,965,000
Convertible notes payable, net of current portion	265,000	465,000
Patent settlement liability, long term, net of current portion	1,161,427	1,223,715

TOTAL LIABILITIES	36,414,771	31,752,411

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,722,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 87,823,659 and 86,598,659 issued and outstanding, respectively, at $0.001 par value	87,824	86,599
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,884,120	36,645,589
Accumulated other comprehensive (loss)	(84,605)	(69,092)
Accumulated deficit	(74,899,983)	(70,358,575)

TOTAL SHAREHOLDERS' (DEFICIT)	(33,290,465)	(28,973,300)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,124,306	$2,779,111

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,
	2013	2012
Revenues	$3,541,249	$3,533,638
Reimbursable revenues	207,574	235,856
Total revenues	3,748,823	3,769,494

Cost of goods sold	646,580	690,711
Reimbursable expenses - cost of goods sold	20,918	157,124
Total cost of sales	667,498	847,835

Gross margin	3,081,325	2,921,659

Operating expenses
Salaries, benefits and related taxes	2,212,086	2,128,244
Rent and occupancy expenses	216,018	198,638
Consulting services	49,303	62,346
Legal and professional fees	95,753	104,038
Travel	143,870	111,853
Telephone and internet	46,455	35,082
Selling, general and administrative	192,680	227,686
Bad debt expense	89,120	-0-
Depreciation expense	62,703	118,399
Amortization expense	-0-	116,059
Total operating expenses	3,107,988	3,102,345

Operating (loss)	(26,663)	(180,686)

Other income/(expense)
Interest expense	(32,326)	(30,645)
Interest expense, related parties	(561,640)	(523,001)
Interest income	-0-	177
Change in derivative liabilities	(3,905,199)	(2,644,916)
Transaction gain/(loss)	(6,715)	786
(Loss) before income taxes and preferred dividends	(4,532,543)	(3,378,285)
Income taxes	(8,865)	-0-
Net (loss)	(4,541,408)	(3,378,285)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(50,859)	(74,115)
Total preferred stock dividends	(50,859)	(74,115)
Net (loss) attributable to common stockholders	$(4,592,267)	$(3,452,400)

Net (loss) per share
Basic and diluted	$(0.05)	$(0.04)
Weighted average number of shares outstanding
Basic and diluted	86,843,659	86,481,495

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(unaudited)

	For the three months ended March 31,
	2013	2012
Net (loss) attributable to common stockholders	$(4,592,267)	$(3,452,400)
Other comprehensive income/(loss):
Change in foreign currency translation adjustment	(15,513)	1,222

Other comprehensive income/(loss)	(15,513)	1,222

Comprehensive (loss):	$(4,607,780)	$(3,451,178)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE THREE MONTHS ENDED MARCH 31, 2013
(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		Accumulated
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	paid in capital preferred	Number of shares	$ 0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2011	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,572,099	$(62,525,605)	$(53,714)	$(21,198,559)

Employee stock option expense												65,744			65,744

Foreign currency translation adjustment														(15,378)	(15,378)

Issuance of common stock in lieu of accrued interest										42,164	42	7,821			7,863

Employee stock option exercise										75,000	75	(75)			-0-

Net loss for the twelve months ended December 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(7,832,970)	-0-	(7,832,970)

Balances at December 31, 2012	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,598,659	86,599	36,645,589	(70,358,575)	(69,092)	(28,973,300)

Employee stock option expense												19,256			19,256

Foreign currency translation adjustment														(15,513)	(15,513)

Restricted stock issuance										1,225,000	1,225	219,275			220,500

Net loss for the three months ended March 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,541,408)	-0-	(4,541,408)

Balances at March 31, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	87,823,659	$87,824	$36,884,120	$(74,899,983)	$(84,605)	$(33,290,465)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,541,408)	$(3,378,285)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	3,905,199	2,644,916
Interest expense from derivative instruments	152,250	118,905
Employee stock option expense	19,256	17,661
Depreciation and amortization	62,703	234,458
Provision for doubtful accounts	89,120	-0-
Changes in operating assets and liabilities
Accounts receivable	(965,132)	(434,297)
Prepaid expenses	12,942	20,360
Other assets	1,494	(514)
Accounts payable and accrued expenses	246,824	(88,177)
Patent settlement liability	(62,287)	(17,841)
Deferred revenue	120,377	311,712
Net cash (used in) operating activities	(958,662)	(571,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(45,466)	(18,267)
Net cash (used in) investing activities	(45,466)	(18,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	300,000	-0-
Net cash provided by financing activities	300,000	-0-

Effect of exchange rate changes on cash and cash equivalents	(15,513)	1,222
Net decrease in cash and cash equivalent	(719,641)	(588,147)
Cash and cash equivalents at beginning of period	873,315	1,302,287

Cash and cash equivalents at end of period	$153,674	$714,140

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$8,865	$-0-
Interest	$176,144	$497,510

Non-cash transactions
Promissory notes issued for accrued interest	$529,000	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the three month periods ended March 31, 2013 and March 31, 2012 we spent approximately $585,946 and $560,404, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2012 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission.  All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2012 financial statements to conform to the 2013 presentation.  These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Spain S.L. in Spain is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $15,513 and a translation gain of $1,222 for the three month periods ended March 31, 2013 and March 31, 2012 respectively.

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
MARCH 31, 2013 AND MARCH 31, 2012
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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

The fees associated with each business activity for the periods ended March 31, 2013 and March 31, 2012, respectively are:

	For the three months ended
Revenue activity	March 31, 2013	March 31, 2012
Set-up fees	$817,190	$1,148,177
Change orders	94,782	91,756
Maintenance	1,207,843	1,315,647
Software licenses	961,153	767,082
Professional services	491,715	285,157
Hosting	176,140	161,675
Total	$3,748,823	$3,769,494

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $143,330 as of March 31, 2013 and $84,210 as of December 31, 2012, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	March 31, 2013	December 31, 2012
Beginning of period	$84,210	$142,444
Bad debt expense	89,120	(58,234)
Write-offs	(30,000)	-0-
End of period	$143,330	$84,210

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2013, no funds were deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2013.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of March 31, 2013, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

One customer accounted for 11% of our revenues during the three month period ended March 31, 2013 or approximately $415,055. One customer accounted for 17% of our revenues during the three month period ended March 31, 2012 or approximately $635,000 and another customer accounted for 16% or approximately $602,879.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues
For the three month period ended	Number of customers	Percentage of total revenues
March 31, 2013	1	11%
March 31, 2012	2	33%

	Accounts receivable
For the period ended	Number of customers	Percentage of accounts receivable
March 31, 2013	3	65%
December 31, 2012	3	54%
March 31, 2012	3	49%

The table below provides revenues from European customers for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

European revenues For the three months ended
March 31, 2013		March 31, 2012
European revenues	% of Total revenues	European revenues	% of Total revenues
$362,941	10%	$352,738	9%

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
MARCH 31, 2013 AND MARCH 31, 2012
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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of March 31, 2013, the Company had $4,839,945 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years.  The Company had $3,891,578 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $57,442 and $74,489 for the three month periods ended March 31, 2013 and March 31, 2012, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the three month periods ended March 31, 2013 and March 31, 2012 we spent approximately $585,946 and $560,404 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2013, we adopted the following new accounting pronouncements:

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-002 is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted ASU 2012-02 on January 1, 2013, and the adoption did not have a material impact on its consolidated financial position or results of operations.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) (“ASU 2013-02”).  ASU 2013-002 provides guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This update requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company adopted ASU 2013-02 as of January 1, 2013, and the adoption did not have a material impact on its consolidated financial position or results of operations.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2013 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

NOTE 4.                EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 86,843,659 and 86,481,495 for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

Antidilutive shares aggregating 80,288,784 and 87,167,175 have been omitted from the calculation of dilutive earnings (loss) per share for the three month periods ended March 31, 2013 and March 31, 2012, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares:  There were no differences between basic and diluted earnings per share for the three month periods ended March 31.  The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2013 and March 31, 2012, respectively.

Anti-dilutive security	March 31, 2013	March 31, 2012
Preferred stock	2,750,149	2,750,149
Employee stock options	6,650,000	11,093,000
Warrants	45,528,873	48,274,288
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	739,762	429,738
Total	80,288,784	87,167,175

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

For the three months ended
	March 31, 2013			March 31, 2012
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(4,592,267)	86,843,659	$(0.05)	$(3,452,400)	86,481,495	$(0.04)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(4,592,267)	86,843,659	$(0.05)	$(3,452,400)	86,481,495	$(0.04)

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

NOTE 5:               PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (Years)
Computer & office equipment	$1,518,795	$1,217,353	$301,442	$1,519,617	$1,181,451	$338,166	5
Leasehold improvements	91,816	69,979	21,837	92,686	68,044	24,642	5
Computer software	1,538,240	1,416,970	121,270	1,502,524	1,403,705	98,819	3
Office furniture	112,413	92,399	20,014	110,780	90,604	20,176	5
Total	$3,261,264	$2,796,701	$464,563	$3,225,607	$2,743,804	$481,803

Depreciation expense for the three month periods ended March 31, 2013 and March 31, 2012 was $62,703 and $118,399, respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	March 31, 2013			December 31, 2012
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (Years)
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-

Amortization expense was $-0- and $116,059 for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

NOTE 7:               ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2013	December 31, 2012
Accounts payable	$658,408	$665,139
Accrued payroll and related costs	404,464	383,859
Other accrued expenses	91,531	124,154
Accrued interest	687,785	951,213
Total accounts payable and accrued expenses	$1,842,188	$2,124,365

NOTE 8:                LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director.  The line of credit matures on March 17, 2014 and carries a variable interest rate based on the prime rate.

At March 31, 2013, the Company owed $5,667,865 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	March 31,		Long		Long
date	date	rate	2013	Current	term	Current	term
12/31/2010	1/1/2015	10%	$308,561	$-0-	$308,561	$-0-	$-0-
12/31/2010	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
2/1/2011	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
12/31/2011	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
10/1/2012	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	-0-	20,000	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
Discount on note payable				-0-	-0-	-0-	(904,416)
Total			$5,667,865	$17,500	$634,486	$-0-	$4,111,463

At December 31, 2012, the Company owed $5,138,866 in notes payable all of which were unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2012	Current	term	Current	term
12/31/2010	1/1/2015	10%	$308,562	$-0-	$308,562	$-0-	$-0-
12/31/2010	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
2/1/2011	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
3/31/2011	4/1/2014	12%	2,866,879	-0-	-0-	-0-	2,866,879
12/31/2011	1/1/2015	12%	1,600,000	-0-	-0-	-0-	1,600,000
12/31/2011	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2012	1/1/2014	12%	17,500	-0-	17,500	-0-	-0-
10/1/2012	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	-0-	20,000	-0-	-0-
Discount on note payable				-0-	-0-	-0-	(656,524)
Total			$5,138,866	$-0-	$651,987	$-0-	$3,830,355

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on January 1, 2016.

This issuance caused us to calculate and record a derivative liability for the warrant liability.  The warrants were valued using the Black Scholes option pricing model.  A value of $400,142 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable.  As a result of the liability we recorded a discount to the note payable.  The carrying amount of the note at the time of issuance was therefore $128,858.  The warrant liability (discount) will be amortized over the 36 month duration of the note payable.  The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation.  The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

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
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

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

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2013.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	March 31, 2013	Allocated discount	discount amortized	March 31, 2013	March 31, 2013	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	200,000	-0-	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$275,000	$8,965,000	$265,000

The following table summarizes the convertible debt outstanding as of December 31, 2012.

				Principal			Discount	Carrying
				at			at	amount at	Carrying amount
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2012	Allocated discount	discount amortized	December 31, 2012	December 31, 2012	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$75,000	$8,965,000	$465,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2013, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default.  There was $104,098 of accrued interest at March 31, 2013.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer.   The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible debentures until April 1, 2013, including $1,100,000 in convertible debentures held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the offering until September 30, 2015.  On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,200,000 of the convertible debentures including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and one of our Directors.   The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.  On September 30, 2009, two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.  On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our Director, Guus van Kesteren to January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.  On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to our Chief Executive Officer and Director, Cornelis F. Wit to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operation Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors.  The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.  On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President Stephen E. Johnson and $5,000 due to our Chairman and Chief Technology Officer Randall G. Smith to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.  On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures issued to our former Director Matthew Veatch to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.  On March 6, 2013, the Company and the lenders agreed to extend maturity date of $200,000 of convertible debentures to January 1, 2014.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.  On March 12, 2013, the Company and the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% convertible debentures and warrants to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer.  The debentures, which bear interest at 12% per annum, matured on June 30, 2011. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On June 30, 2011, the Company and the lenders agreed to extend all $1,490,000 of the convertible debentures until October 1, 2013, including $1,440,000 of the Debentures held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015.  On February 22, 2013 the Company and the lenders agreed to extend the maturity date of all $1,490,000 of the convertible debentures, including $1,440,000 due to our Chief Executive Officer and Director Cornelis F. Wit, to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2013 are as follows:

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the three month periods ended March 31, 2013 and March 31, 2012.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2013 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 and 2013 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit.  The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair value at March 31, 2013	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$4,517,537	$-0-	$-0-	$4,517,537
Warrant liability	8,362,725	-0-	-0-	8,362,725
Total of derivative liabilities	$12,880,262	$-0-	$-0-	$12,880,262

(1)   The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the three months ended March 31, 2013

(2)    The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at March 31, 2013
Risk free interest rate		0.16%
Dividend yield		0.00%
Expected volatility	228.7%	to	253.9%
Expected life (range in years)
Conversion feature liability	0.71	to	2.76
Warrant liability	0.50	to	3.00

A summary of the fair value of liabilities measured at fair value on a recurring  basis follows:

	Fair value at December 31, 2012	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,287,323	$-0-	$-0-	$2,287,323
Warrant liability	6,287,598	-0-	-0-	6,287,598
Total of derivative liabilties	$8,574,921	$-0-	$-0-	$8,574,921

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

	Other income for the three months ended
	March 31, 2013	March 31, 2012
The net amount of total gains/(losses) for the period included in earnings attributable to the unrealized gain or loss from changes in derivative liabilities at the reporting date	$(3,905,199)	$(2,644,916)

Total unrealized gains/(losses) included in earnings	$(3,905,199)	$(2,644,916)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended March 31, 2013 and December 31, 2012.  The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2013 and December 31, 2012.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Period ended March 31, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$2,230,214	$-0-	$-0-	$4,517,537
Warrant liability	6,287,598	-0-	1,674,985	400,142	-0-	8,362,725
Total of derivative liabilties	$8,574,921	$-0-	$3,905,199	$400,142	$-0-	$12,880,262

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of year
Year ended December 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,528,412	$-0-	$-0-	$2,287,323
Warrant liability	1,692,708	-0-	4,594,890	-0-	-0-	6,287,598
Total of derivative liabilties	$2,451,619	$-0-	$6,123,302	$-0-	$-0-	$8,574,921

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

NOTE 11:             COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at March 31, 2013 are as follows:

2013	$435,041
2014	521,801
2015	487,951
2016	267,351
2017	42,997
Total	$1,755,141

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $216,018 and $198,638 for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2016.  The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2015.

LEGAL PROCEEDINGS

None.

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

2013	$850,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,650,000

During the three month periods ended March 31, 2013 and March 31, 2012 the Company recorded a charge to earnings of  $50,211 and $57,157, respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2013 and March 31, 2012 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer
Randall G. Smith, Chief Technology Officer
Stephen E. Johnson, President and Chief Operating Officer

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

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

NOTE 12:             RELATED PARTY TRANSACTIONS

On February 1, 2013, our Chairman and Chief Technology Officer, Randall Smith extended the maturity date of his $20,000 promissory note until January 1, 2016.  The promissory note bears interest at 12% per annum.  The note was originally issued on December 16, 2010 with a maturity date of December 31, 2011.  On December 31, 2011, Mr. Smith extended the maturity date of his promissory note until April 1, 2013.

On February 22, 2013, our Director Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to January 1, 2015.  The convertible debentures were originally issued in August 2008.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, 2013, our Chief Operating Officer and President, Stephen Johnson extended the maturity date of $25,000 of convertible debentures to January 1, 2016.  The convertible debentures were originally issued in December 2008.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013, our Chairman and Chief Technology Officer, Randall Smith extended the maturity date of $5,000 of convertible debentures to January 1, 2016.  The convertible debentures were originally issued in December 2008.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

As of March 31, 2013, we have an aggregate of $13,780,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

•
In June 2008, Mr. Wit invested $510,000 in convertible notes.  On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock.  The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.  On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.  On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

•
In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes.  On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock.  The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009,  the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.  In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer.  On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

•
From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011.  The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015.  On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

•
From October 2009 to December 2009, Mr. Wit invested $1,440,000, which amount was aggregated under the terms of one convertible note dated December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. The Company and Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement.  The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

●
On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit.  The note carries an interest rate of 12% per annum and is due on January 1, 2016.

●
On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company  guaranteed by Cornelis F. Wit, Chief Executive Officer and Director.  The line of credit matures on March 17, 2014 and carries a variable interest rate based on the prime rate.

For the three months ended March 31, 2013 and March 31, 2012 we incurred $561,640, and $523,001, respectively, in interest expense payable to related parties.

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

As of March 31, 2013 we had the following outstanding securities:

o	87,823,659 shares of common stock issued and outstanding;
o	45,528,873 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2013 and March 31, 2012, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of March 31,		Cumulative arrearage per share as of March 31,
Series of preferred stock	2013	2012	2013	2012

Series A	$2,225,037	$2,174,178	$0.54	$0.53
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,307,017	$4,256,158

The following table presents preferred dividends accreted for the three month periods ended March 31, 2013 and March 31, 2012, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted three months ended March 31,		Dividends per share three months ended March 31,
	2013	2012	2013	2012
Preferred stock dividends in arrears Series A	$50,859	$74,115	$0.0123	$0.0180
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the three month periods ended March 31, 2013 and March 31, 2012, and the related changes during these periods.

March 31, 2013 Warrants outstanding						March 31, 2013 Warrants exercisable
Range of exercise price			Number outstanding at March 31, 2013	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at March 31, 2013	Weighted average exercise price
$0.25	–	0.60	45,528,873	2.73	$0.36	45,528,873	$0.36

December 31, 2012 Warrants Outstanding						December 31, 2012 Warrants Exercisable
Range of exercise price			Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted Average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$0.25	–	0.60	43,212,873	2.32	$0.36	43,212,873	$0.36

Warrants
Balance at December 31, 2012	43,412,873
Issued	2,116,000
Exercised	-0-
Expired/forfeited	-0-
Balance at March 31, 2013	45,528,873
Warrants exercisable at March 31, 2013	45,528,873
Weighted average fair value of warrants granted during 2013	$0.19

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance December 31, 2011	$(53,714)	$(53,714)
2012 Activity	(15,378)	(15,378)
Balance at December 31, 2012	(69,092)	(69,092)
2013 Activity	(15,513)	(15,513)
Balance at March 31, 2013	$(84,605)	$(84,605)

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

As of March 31, 2013, there were 3,961,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan.  At March 31, 2013, there were 2,314,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of March 31, 2013, there were 2,689,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2011	11,158,000	$0.37	2.52	$-0-
Granted	425,000	0.12
Exercised	(265,000)	0.20
Forfeited/cancelled/expired	(865,500)	0.43

Outstanding at December 31, 2012	10,452,500	0.36	1.68	$149,598
Granted	50,000	0.14
Exercised	-0-	-0-
Forfeited/cancelled/expired	(3,852,500)	0.43

Outstanding at March 31, 2013	6,650,000	$0.31	2.08	$176,275

Vested and exercisable at March 31, 2013	5,310,333	$0.39	1.36	$66,971

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end  and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2013 and March 31, 2012, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the three months ended March 31, 2013	25,000	$1,055
Fair value of options vesting during the three months ended March 31, 2012	25,000	$2,675

Cash received from stock option exercises for the three month periods ended March 31, 2013 and March 31, 2012 was $-0- and $-0-, respectively.  Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2013 and March 31, 2012.

The following table summarizes information concerning options outstanding at March 31, 2013:

Awards breakdown by price range at March 31, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,321,000	2.78	$0.15	1,981,333	2.24	$0.17
0.21	to	0.29	925,000	1.59	0.25	925,000	1.59	0.25
0.30	to	0.49	455,000	0.95	0.46	455,000	0.95	0.46
0.50	to	0.70	1,949,000	1.38	0.59	1,949,000	1.38	0.59
0.00	to	0.70	6,650,000	2.08	$0.31	5,310,333	1.70	$0.36

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards breakdown by price range at December 31, 2012
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

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2013 was $0.13 and n/a during the three month period ended March 31, 2012 as no options were granted in the first quarter of 2012. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the three month periods ended March 31, 2013 and March 31, 2012.

	Stock option assumptions for the three months ended
Stock option assumptions	March 31, 2013	March 31, 2012
Risk-free interest rate	0.40%	n/a
Expected dividend yield	0.0%	n/a
Expected volatility	199.8%	n/a
Expected life of options (in years)	5	n/a

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2013	2012
Stock options granted during the three month period ended March 31,	$0.13	n/a

Stock options vested during the three month period ended March 31,	$0.04	$0.11

Stock options forfeited during the three month period ended March 31,	$0.28	$0.10

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2013, and changes during the three month period ended March 31, 2013 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2013	1,393,417	$0.10

Nonvested shares at March 31, 2013	1,339,667	$0.10

As of March 31, 2013, approximately $83,543 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.13 years.

NOTE 15:             INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2013	March 31, 2012
Federal Statutory rate applied to loss before income taxes	$(1,705,595)	$(1,301,373)
Increase (decrease) in income taxes results from:
Current tax expense (benefit)	8,865	-0-
Non deductible expenses	1,534,064	1,076,797
Change in deferred assets	18,895	21,508
Change in valuation allowance	152,636	203,068

Income tax expense (benefit)	$8,865	$-0-

The components of income tax expense (benefit) for the three month periods ended:

	March 31, 2013	March 31, 2012
Current tax expense (benefit):	$8,865	$-0-
Deferred tax expense (benefit):
Bad debt allowance	(22,247)	-0-
Operating loss carryforward	(149,284)	(224,576)
Patent litigation settlement	18,895	21,508
	(152,636)	(203,068)
Valuation allowance	152,636	203,068

Total tax expense (benefit)	$8,865	$-0-

OMNICOMM SYSTEMS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND MARCH 31, 2012
(unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2013	March 31, 2012
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	52,962	52,629
Patent litigation liability accrual	367,787	447,383
Operating loss carryforwards	17,505,254	17,144,632
Gross deferred tax assets	18,209,701	17,928,342
Valuation allowance	(18,209,701)	(17,928,342)

Net deferred tax liability (asset)	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $48,765,510.  This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2013.  The change in the valuation allowance for the three month period ended March 31, 2013 was an increase of $152,636.

NOTE 16:             SUBSEQUENT EVENTS

None.

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

In 2013, the primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2012, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  We will seek to aggressively expand the scope of our sales and marketing efforts both domestically and in Europe during the remainder of 2013.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $585,946 and $560,404 on R & D activities during the three months ended March 31, 2013 and March 31, 2012, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position.  As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2012, we emphasized commercializing our products on a licensed basis.  During 2012 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first three months of 2013 we added three new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2013.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners.  These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  In 2012 we expanded our presence in Europe with the establishment of a wholly owned subsidiary in Spain, OmniComm Spain S.L.  The European market accounted for approximately 10% of total revenues for the three months ended March 31, 2013.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2013.  We have increased the marketing and business development budget for our TrialOne product during 2012 and the first three months of 2013 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2013 compared with the three months ended March 31, 2012

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2013 and March 31, 2012 is included in the table below.

	Summarized Statement of Operations For the three months ended
	March 31,
		% of		% of	$	%
	2013	Revenues	2012	Revenues	Change	Change
Total revenues	$3,748,823		$3,769,494		$(20,671)	-0.5%

Cost of sales	667,498	17.8%	847,835	22.5%	(180,337)	-21.3%

Gross margin	3,081,325	82.2%	2,921,659	77.5%	159,666	5.5%

Salaries, benefits and related taxes	2,212,086	59.0%	2,128,244	56.5%	83,842	3.9%
Rent	216,018	5.8%	198,638	5.3%	17,380	8.7%
Consulting	49,303	1.3%	62,346	1.7%	(13,043)	-20.9%
Legal and professional fees	95,753	2.6%	104,038	2.8%	(8,285)	-8.0%
Other expenses	342,148	9.1%	381,393	10.1%	(39,245)	-10.3%
Selling, general and administrative	192,680	5.1%	227,686	6.0%	(35,006)	-15.4%
Total operating expenses	3,107,988	82.9%	3,102,345	82.3%	5,643	0.2%

Operating income/(loss)	(26,663)	-0.7%	(180,686)	-4.8%	154,023	85.2%

Interest expense	(593,966)	-15.8%	(553,646)	-14.7%	(40,320)	7.3%
Interest income	-0-	0.0%	177	0.0%	(177)	n/a
Other comprehensive income/(loss)	(6,715)	-0.2%	786	0.0%	(7,501)	-954.3%
Change in derivatives	(3,905,199)	-104.2%	(2,644,916)	-70.2%	(1,260,283)	47.6%

(Loss) before income taxes and dividends	(4,532,543)	-120.9%	(3,378,285)	-89.6%	(1,154,258)	34.2%
Income tax (expense) benefit	(8,865)	-0.2%	-0-	0.0%	(8,865)	n/a

Net loss	(4,541,408)	-121.1%	(3,378,285)	-89.6%	(1,163,123)	34.4%

Total preferred stock dividends	(50,859)	-1.4%	(74,115)	-2.0%	23,256	-31.4%

Net loss attributable to	$(4,592,267)	-122.5%	$(3,452,400)	-91.6%	$(1,139,867)	-33.0%
common stockholders

Net loss per share	$(0.05)		$(0.04)

Weighted average number of shares outstanding	86,843,659		86,481,495

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2013 and March 31, 2012.

	For the three months ended
Revenue Activity	March 31, 2013		March 31, 2012		$ Change	% Change
Set-up Fees	$817,190	21.8%	$1,148,177	30.5%	$(330,987)	-28.8%
Change Orders	94,782	2.5%	91,756	2.4%	3,026	3.3%
Maintenance	1,207,843	32.2%	1,315,647	34.9%	(107,804)	-8.2%
Software Licenses	961,153	25.7%	767,082	20.3%	194,071	25.3%
Professional Services	491,715	13.1%	285,157	7.6%	206,558	72.4%
Hosting	176,140	4.7%	161,675	4.3%	14,465	8.9%
Total	$3,748,823	100.0%	$3,769,494	100.0%	$(20,671)	-0.5%

Overall Revenue decreased slightly by $20,671 or 0.5%. This is primarily the result of a decrease in Reimbursable Revenues. Reimbursable Revenues was $207,574 and $235,856 for the three months ended March 31, 2013 and March 31, 2012 respectively, a 12% decrease.  These amounts represent amounts associated with third-party services provided to our customers by our service and product partners.  Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers.  These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.  In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold.  While these relationships are an important part of our service offering we do not expect these amounts to grow.

We recorded revenue of $2,511,503, including $557,945 from licensing and $700,874 from maintenance associated with our TrialMaster suite during the three months ended March 31, 2013 compared with revenue of $2,630,034 that included $422,233 in licensing revenues and $775,344 in maintenance revenues during the three months ended March 31, 2012.

We recorded $906,239 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended March 31, 2013 compared with $1,103,534 for the three months ended March 31, 2012.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $117,700 in revenues from hosting activities and $108,211 in consulting services associated with the eClinical suite during the three months ended March 31, 2013 compared with $142,622 from hosting activities and $110,366 from consulting activities for the three months ended March 31, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.  In addition we recorded $500,721 in revenues from maintenance relating to eClinical in the three months ending March 31, 2013 as compared to $512,363 for the three months ending March 31, 2012.

We recorded revenue of $331,081 including $225,200 from licensing and $96,633 from consulting associated with clients on our TrialOne EDC software for the three months ended March 31, 2013 compared with revenue of $34,606 for the three months ended March 31, 2012.   We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

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

Our top five customers accounted for approximately 37.2% of our revenues during the three months ended March 31, 2013 and approximately 49.2% of our revenues during the three months ended March 31, 2012.  One customer accounted for approximately 11.1% and another accounted for approximately 8.7% of our revenues during the three months ended March 31, 2013.   One customer accounted for approximately 17% of our revenues and another accounted for approximately 16% during the three months ended March 31, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 21.3% or $180,337 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  Cost of goods sold were approximately 17.8% of revenues for the three months ended March 31, 2013 compared to approximately 22.5% for the three months ended March 31, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold decreased during the three months ended March 31, 2013 primarily due to a decrease in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client.  At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.  Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses increased approximately 0.2% for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.  The increase in operating expenses is primarily the result of the additional staff and other expenses required to support our increased workload resulting from the successful acquisition of new business in 2013.  In the first quarter of 2013 our bad debt expense increased due to an increase in aged receivables as of the end of the quarter.  We are working with the clients in question and are confident in our ability to ultimately collect the outstanding balances.  Our bad debt expense was also negatively impacted by a CRO client declaring bankruptcy in the first quarter.  We are monitoring the bankruptcy proceedings and working with the trial sponsors to preserve their data and establish a relationship directly with the trial sponsor.  Total operating expenses were approximately 82.9% of revenues during the three months ended March 31, 2013 compared to approximately 82.3% of revenues for the three months ended March 31, 2012.

Salaries and related expenses were our biggest operating expense at 71.2% of total operating expenses for the three months ended March 31, 2013 compared to 68.6% of total operating expenses for the three months ended March 31, 2012.  Salaries and related expenses increased approximately 3.9% for the three months ended March 31, 2013 when compared to the same period that ended March 31, 2012.  The increase in salary expense is primarily related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2012.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	March 31, 2013	March 31, 2012	$ Change	% Change
OmniComm corporate operations	$1,722,574	$1,663,043	$59,531	3.6%
New Jersey operations office	73,260	69,135	4,125	6.0%
OmniComm Europe, GmbH	235,639	277,542	(41,903)	-15.1%
OmniComm Ltd.	125,793	100,863	24,930	3.6%
OmniComm Spain	35,564	-0-	35,564	n/a
Employee stock option expense	19,256	17,661	1,595	9.0%
Total salaries and related expenses	$2,212,086	$2,128,244	$83,842	3.9%

During the three months ended March 31, 2013 and the three months ended March 31, 2012 we incurred $19,256 and $17,661, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 8.7% during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is primarily associated with increases in our Corporate and German office rent expenses offset by reductions in our UK and New Jersey office rent expenses.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expired in August 2012.  We are operating under a month to month agreement as we negotiate and implement a new long term agreement for these services.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  That lease was renewed in the first quarter of 2013 and now expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending March 31, 2013 was a decrease in expense of $2,672 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $4,961 for the three month period ending March 31, 2012.

For the three months ended
	March 31, 2013	March 31, 2012	$ Change	% Change
Corporate office	$91,229	$74,070	$17,159	23.2%
Co location and disaster recovery facilities	74,270	73,869	401	0.5%
New Jersey operations office	14,393	19,437	(5,044)	-26.0%
OmniComm Europe, GmbH	21,322	10,880	10,442	96.0%
OmniComm Ltd.	15,495	25,343	(9,848)	-38.9%
OmniComm Spain	1,981	-0-	1,981	n/a
Straight-line rent expense	(2,672)	(4,961)	2,289	-46.1%
Total	$216,018	$198,638	$17,380	8.7%

Consulting services expense decreased to $49,303 for the three months ended March 31, 2013 compared with $62,346 for the three months ended March 31, 2012. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the three months of 2012 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	March 31, 2013	March 31, 2012	$ Change	% Change
Sales and marketing	$10,620	$2,643	$7,977	301.8%
Product development	38,683	59,703	(21,020)	-35.2%
Total	$49,303	$62,346	$(13,043)	-20.9%

Legal and professional fees decreased approximately 8.0% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2013 legal and professional fees decreased primarily due to decreases in Accounting services, Legal – employment related and General legal expenses. These decreases were partially offset by an increase in Legal–financial related and Audit and related expenses.  The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2013 and March 31, 2012, respectively.

For the three months ended
Expense Category	March 31, 2013	March 31, 2012	$ Change	% Change
Audit and related	$32,943	$30,600	$2,343	7.7%
Accounting services	40,297	47,003	(6,706)	-14.3%
Legal- employment related	9,166	10,879	(1,713)	-15.7%
Legal- financial related	5,491	725	4,766	657.3%
General legal	7,856	14,831	(6,975)	-47.5%
Total	$95,753	$104,038	$(8,285)	-8.0%

Selling, general and administrative expenses (“SGA”) decreased by $35,006 or approximately 15.4% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease is primarily due to a decrease in Marketing and related expenses.  This is the primarily the result of a decrease in expenses relating to tradeshows as we evaluate the effectiveness of the tradeshows we currently attend and allocate our marketing budget to the tradeshows that result in our opinion are most beneficial for us to attend.  The decrease was also impacted by the reclassification of some expenses from SG&A to Travel.  In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $270,000 on marketing, sales and advertising. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the three month period ended March 31, 2013 we recognized $89,120 of bad debt expense as compared to $-0- for the three month period ended March 31, 2012.  This was the primarily the result of an increase in aged receivable balances that required us to increase our reserve.  Subsequent to quarter end a significant portion of the aged receivables have been collected and we continue to address the remaining aged balances.  During 2013 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2013.

Interest expense was $593,966 during the three months ended March 31, 2013 compared to $553,646 for the three months ended March 31, 2012, an increase of $40,320.  Interest incurred to related parties was $561,640 during the three months ended March 31, 2013 and $523,001 for the three months ended March 31, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011 and 2013.  The table below provides detail on the significant components of interest expense for the three months ended March 31, 2013 and March 31, 2012.

Interest Expense

	For the three months ended
Debt Description	March 31, 2013	March 31, 2012	$ Change
Accretion of discount from derivatives	$152,250	$118,905	$33,345
August 2008 convertible notes	47,342	47,868	(526)
December 2008 convertible notes	147,353	148,991	(1,638)
Sept 2009 secured convertible debentures	35,507	35,901	(394)
Dec 2009 convertible debentures	44,088	44,578	(490)
General interest	19,011	23,165	(4,154)
Related party notes payable	148,415	134,238	14,177
Total	$593,966	$553,646	$40,320

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2013 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2013.  We recorded a net unrealized loss of $3,905,199 during the three months ended March 31, 2013 compared with a net unrealized loss of $2,644,916 during the three months ended March 31, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2013 and March 31, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods.  The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board.  Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements.  We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $50,859 and $74,115 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2013, and March 31, 2012, respectively.  The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,225,037
Series B	609,887
Series C	1,472,093
Total Preferred Stock Arrearages	$4,307,017

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2013, we had working capital deficit of approximately $17,939,444.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	March 31, 2013	December 31, 2012	$ Change
Cash	$153,674	$873,315	$(719,641)
Accounts receivable, net of allowance for doubtful accounts	2,116,910	1,240,898	876,012
Prepaids	119,000	131,942	(12,942)
Current assets	2,389,584	2,246,155	143,429

Accounts payable and accrued expenses	1,842,188	2,124,365	(282,177)
Notes payable, current portion	17,500	-0-	17,500
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	3,891,578	3,732,240	159,338
Line of Credit	300,000	-0-	300,000
Convertible notes payable, current portion, net of discount	275,000	75,000	200,000
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000	-0-
Conversion feature liability, related parties	4,321,851	2,240,782	2,081,069
Conversion feature liability	195,686	46,541	149,145
Warrant liability	279,223	192,445	86,778
Warrant liability, related parties	8,083,502	6,095,153	1,988,349
Current liabilities	20,329,028	15,629,026	4,700,002

Working capital (deficit)	$(17,939,444)	$(13,382,871)	$(4,556,573)

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2013	March 31, 2012
Net cash (used) in operating activities	$(958,662)	$(571,102)
Net cash (used in) investing activities	(45,466)	(18,267)
Net cash provided by financing activities	300,000	-0-

Net (decrease) in cash and cash equivalents	(719,641)	(588,147)

Changes in working capital accounts	(645,785)	(208,757)

Effect of non-cash transactions on cash and cash equivalents	$4,139,408	$3,015,940

Cash and Cash Equivalents

Cash and cash equivalents decreased by $719,641 to $153,674 at March 31, 2013. The decrease is primarily comprised of a net loss of $4,541,408 offset by changes in working capital accounts of $(645,785) and an increase from non-cash transactions of $4,139,408. During the three months ended March 31, 2013 we had investing activities comprised of net purchases of property and equipment of $45,466.  For financing activities, we borrowed $300,000 against our revolving line of credit.

During 2012 and the first three months of 2013, our ability to collect on trade receivables improved as compared to fiscal 2011 and prior periods.  Our expectation is that during the remainder of 2013 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Presently, we have approximately $250,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations during the remainder of 2013.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2013:

Contractual obligations		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,667,865	$17,500	(2)	$5,101,365	(3)	$549,000	(4)	$-0-
Convertible notes	9,665,000	435,000	(6)	250,000	(7)	8,980,000	(8)	-0-
Lines of credit (5)	300,000	300,000		-0-		-0-		-0-
Operating lease obligations (9)	1,755,141	579,728		504,437		471,636		199,340
Patent licensing fees (10)	2,650,000	962,500		450,000		450,000		787,500
Total	$20,038,006	$2,294,728		$6,305,802		$10,450,636		$986,840

1.	Amounts do not include interest to be paid.
2.	Includes $17,500 of 12% notes payable that mature in January 2014.
3.
Includes $2,866,879 of 12% notes payable that mature in April 2014; $20,000 of 12% notes payable that mature in December 2014; $431,986 of 10% notes payable that mature in January 2015 and $1,782,500 of 12% notes payable that mature in January 2015.

4.	Includes $549,000 of 12% notes payable that mature in January 2016.
5.	Includes $300,000 due on the revolving line of credit with the Northern Trust Company.
6.
Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share; $160,000 of 12% convertible notes that mature in December 2013 and $200,000 of convertible notes that mature in January 2014.

7.	Includes $150,000 in 10% convertible notes that mature in January 2015 and $100,000 in 12% convertible notes that mature in January 2015.
8.	Includes $1,770,000 in 10% convertible notes that mature in January 2016 and $7,210,000 in 12% convertible notes that mature in January 2016.
9.	Includes office lease obligations for our headquarters in Fort Lauderdale, our regional operating office in New Jersey, our R & D office in England and our European headquarters in Bonn, Germany.
10.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $179,098 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On January 1, 2013, the Company issued a promissory note in the amount of $529,000 and 2,116,000 warrants to purchase shares of our common stock at $0.25 per share to our Chief Executive Officer and Director, Cornelis F. Wit in exchange for accrued interest in the amount of $529,000.  The note carries an interest rate of 12% per annum and matures on January 1, 2016.

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

On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to our Director, Guus van Kesteren originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to our Chief Executive Officer and Director, Cornelis F. Wit originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and the lenders extended the maturity date of $4,505,000 of convertible debentures, including $4,475,000 due to our Chief Executive Officer and Director Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President Stephen E. Johnson and $5,000 due to our Chairman and Chief Technology Officer Randall G. Smith, originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and the lenders extended the maturity date of $1,200,000 of convertible debentures, including $1,100,000 due to our Chief Executive Officer and Director Cornelis F. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and the lenders extended the maturity date of $1,490,000 of convertible debentures including $1,440,000 due to our Chief Executive Officer and Director Cornelis F. Wit originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures originally issued to our former Director Matthew Veatch in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015.

On March 6, 2013, the Company and the lenders extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2014.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013, the Company and the lenders extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director.  The line of credit and matures on March 17, 2014 and carries a variable interest rate based on the prime rate.

During the next twelve months we expect debt in the aggregate amount of $752,500 to mature as follows:

•	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
•	$160,000 of 12% convertible notes that mature in December 2013 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
•	$200,000 of 12% convertible notes that mature in January 2014 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
•	$17,500 of 12% notes payable that mature in January 2014; and
•	$300,00 due on our line of credit that matures in March 2014.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2013, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 27, 2013 regarding our audited financial statements for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

DEFERRED REVENUE

Deferred revenue represents cash advances and accounts receivable in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company.  Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our clients’ data and projects, on-going maintenance fees incurred throughout the duration of an engagement; and fees for report writing and project change orders.  The clinical trials that are conducted using our EDC applications can last from a few months to several years.  Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects.  Cost of sales is primarily comprised of programmer salaries and taxes and is expensed as incurred.

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

During the first three months of 2013, we adopted the following new accounting pronouncements:

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

In February 2013, FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220) (“ASU 2013-02”).  ASU 2013-002 provides guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This update requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The Company adopted ASU 2013-02 as of January 1, 2013, and the adoption did not have a material impact on its consolidated financial position or results of operations.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2012 to determine their impact, if any, on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2013, the Company issued warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit in conjunction with the issuance of a promissory note to Mr. Wit in the principal amount of $529,000.  The warrants were issued pursuant to an exemption from registration under the Securities Act of 1933 in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of that act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.67*	Promissory note payable to The Northern Trust Company dated March 18, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Document
101.PRE***	XBRL Taxonomy Extension Presentation Document

* Filed herewith
** Furnished herewith
***	In accordance with Rule 406T of Regulation S-T, the information in Exhibit 101 is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May  13, 2013
OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F Wit, Chief Executive Officer

By:	/s/Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer