Form 10-Q
period 2013-06-30
OMNICOMM SYSTEMS INC
filed 2013-08-12
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2013

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission File Number: 0-25203
OmniComm Systems, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	11-3349762
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2101 W. Commercial Blvd. Suite 3500, Fort Lauderdale, FL	33309
Address of principal executive offices	Zip Code

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 6, 2013: 87,834,659 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the SIX MONTH pERIOD Ended JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$530,325	$873,315
Accounts receivable, net of allowance for doubtful accounts of $41,189 and $84,210, respectively	1,797,503	1,240,898
Prepaid expenses	136,744	131,942
Total current assets	2,464,572	2,246,155
Property and equipment, net	448,877	481,803
Other assets
Prepaid stock compensation	202,125	-0-
Other assets	49,932	51,153

TOTAL ASSETS	$3,165,506	$2,779,111

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,569,403	$2,124,365
Notes payable, current portion	17,500	-0-
Deferred revenue, current portion	4,264,653	3,732,240
Line of credit	650,000	-0-
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000
Convertible notes payable, current portion, net of discount	275,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	4,673,268	2,240,782
Conversion feature liability	197,298	46,541
Warrant liability, related parties	8,785,379	6,095,153
Warrant liability	262,401	192,445
Total current liabilities	21,817,402	15,629,026

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	634,486	651,987
Notes payable, related parties, long term, net of current portion, net of discount of $752,166 and $656,524, respectively	4,263,713	3,830,355
Deferred revenue, long term, net of current portion	1,061,733	987,328
Convertible notes payable, related parties, net of current portion	8,965,000	8,965,000
Convertible notes payable, net of current portion	265,000	465,000
Patent settlement liability, long term, net of current portion	1,097,270	1,223,715

TOTAL LIABILITIES	38,104,604	31,752,411

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 87,834,659 and 86,598,659 issued and outstanding, respectively, at $0.001 par value	87,835	86,599
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,905,629	36,645,589
Accumulated other comprehensive (loss)	(96,571)	(69,092)
Accumulated deficit	(76,558,170)	(70,358,575)

TOTAL SHAREHOLDERS' (DEFICIT)	(34,939,098)	(28,973,300)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$3,165,506	$2,779,111

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$7,093,536	$7,422,934	$3,552,287	$3,889,295
Reimbursable revenues	384,987	416,234	177,413	180,379
Total revenues	7,478,523	7,839,168	3,729,700	4,069,674

Cost of goods sold	1,293,757	1,329,744	647,177	639,428
Reimbursable expenses - cost of goods sold	233,218	347,528	212,300	190,405
Total cost of sales	1,526,975	1,677,272	859,477	829,833

Gross margin	5,951,548	6,161,896	2,870,223	3,239,841

Operating expenses
Salaries, benefits and related taxes	4,366,143	4,288,407	2,154,057	2,159,768
Rent and occupancy expenses	466,440	422,445	250,422	223,807
Consulting services	102,914	67,436	53,611	5,091
Legal and professional fees	152,455	197,455	56,702	93,417
Travel	225,718	206,083	81,848	94,230
Telephone and internet	92,858	73,604	46,403	38,521
Selling, general and administrative	436,716	466,140	244,036	238,454
Bad debt expense	(13,021)	84,144	(102,141)	84,144
Depreciation expense	119,542	232,755	56,839	114,356
Amortization expense	-0-	232,117	-0-	116,058
Total operating expenses	5,949,765	6,270,586	2,841,777	3,167,846

Operating income/(loss)	1,783	(108,690)	28,446	71,995

Other income/(expense)
Interest expense	(70,192)	(60,888)	(37,866)	(30,243)
Interest expense, related parties	(1,161,902)	(1,046,003)	(600,262)	(523,001)
Interest income	6	208	6	31
Change in derivative liabilities	(4,943,283)	(588,784)	(1,038,084)	2,056,132
Loss on sale of fixed assets	-0-	(22,106)	-0-	(22,106)
Transaction (loss)	(8,277)	(966)	(1,562)	(1,752)
Income/(loss) before income taxes and preferred dividends	(6,181,865)	(1,827,229)	(1,649,322)	1,551,056
Income taxes	(17,730)	-0-	(8,865)	-0-
Net income/(loss)	(6,199,595)	(1,827,229)	(1,658,187)	1,551,056
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(102,283)	(125,539)	(51,424)	(51,424)
Total preferred stock dividends	(102,283)	(125,539)	(51,424)	(51,424)
Net income/(loss) attributable to common stockholders	$(6,301,878)	$(1,952,768)	$(1,709,611)	$1,499,632

Net income/(loss) per share
Basic and diluted	$(0.07)	$(0.02)	$(0.02)	$0.02
Weighted average number of shares outstanding
Basic and diluted	87,336,914	86,481,495	87,824,747	86,481,495

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2013	2012	2013	2012
Net income/(loss) attributable to common stockholders	$(6,301,878)	$(1,952,768)	$(1,709,611)	$1,499,632
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(27,479)	(7,188)	(11,966)	(5,966)

Other comprehensive income/(loss)	(27,479)	(7,188)	(11,966)	(5,966)

Comprehensive income/(loss)	$(6,329,357)	$(1,959,956)	$(1,721,577)	$1,493,666

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		Accumulated
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2011	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,572,099	$(62,525,605)	$(53,714)	$(21,198,559)

Employee stock option expense												65,744			65,744

Foreign currency translation adjustment														(15,378)	(15,378)

Issuance of common stock in lieu of accrued interest										42,164	42	7,821			7,863

Employee stock option exercise										75,000	75	(75)			-0-

Net loss for the twelve months ended December 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(7,832,970)	-0-	(7,832,970)

Balances at December 31, 2012	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,598,659	86,599	36,645,589	(70,358,575)	(69,092)	(28,973,300)

Employee stock option expense												40,776			40,776

Foreign currency translation adjustment														(27,479)	(27,479)

Restricted stock issuance										1,225,000	1,225	219,275			220,500

Employee stock option exercise										11,000	11	(11)			-0-

Net loss for the six months ended June 30, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(6,199,595)	-0-	(6,199,595)

Balances at June 30, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	87,834,659	$87,835	$36,905,629	$(76,558,170)	$(96,571)	$(34,939,098)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,199,595)	$(1,827,229)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	4,943,283	588,784
Interest expense from derivative instruments	304,500	237,810
Loss from sale of fixed assets, net	-0-	14,606
Employee stock option expense	40,776	33,727
Amortization of prepaid compensation	18,375	-0-
Provision for doubtful accounts	(13,021)	84,144
Depreciation and amortization	119,542	464,872
Changes in operating assets and liabilities
Accounts receivable	(543,584)	(901,836)
Prepaid expenses	(4,802)	(10,506)
Other assets	1,221	9,127
Accounts payable and accrued expenses	(25,964)	290,925
Patent settlement liability	(126,445)	(74,844)
Deferred revenue	606,818	769,105
Net cash (used in) operating activities	(878,896)	(321,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-0-	50,000
Purchase of property and equipment	(86,615)	(34,491)
Net cash provided by/(used in) investing activities	(86,615)	15,509

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(20,000)
Proceeds from revolving line of credit	650,000	-0-
Net cash provided by/(used in) financing activities	650,000	(20,000)
Effect of exchange rate changes on cash and cash equivalents	(27,479)	(7,188)
Net decrease in cash and cash equivalent	(342,990)	(332,994)
Cash and cash equivalents at beginning of period	873,315	1,302,287

Cash and cash equivalents at end of period	$530,325	$969,293

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$17,730	$-0-
Interest	$602,822	$761,682

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$2,866,879	$-0-
Promissory notes issued for accrued interest	$529,000	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2013 and June 30, 2012 we spent approximately $1,181,853 and $1,224,769, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

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

The operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

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

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2012 financial statements to conform to the 2013 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Spain S.L. in Spain is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $27,479 and $7,188 for the six month periods ended June 30, 2013 and June 30, 2012 respectively.

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

JUNE 30, 2013 AND JUNE 30, 2012

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

Professional Services

The Company may also enter into arrangements to provide consulting services separate from a license arrangement. In these situations, revenue is recognized on a time-and-materials basis. Professional services can be deemed to be as essential to the functionality of the software at inception and typically are for initial trial configuration, implementation planning, loading of software, building simple interfaces, running test data and documentation of procedures. Subsequent additions or extensions to license terms do not generally include additional professional services.

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

The fees associated with each business activity for the periods ended June 30, 2013 and June 30, 2012, respectively are:

	For the six months ended
Revenue activity	June 30, 2013	June 30, 2012
Set-up fees	$1,595,295	$2,627,133
Change orders	224,530	154,081
Maintenance	2,309,885	2,620,531
Software licenses	1,902,693	1,678,637
Professional services	1,072,881	425,115
Hosting	373,239	333,671
Total	$7,478,523	$7,839,168

	For the three months ended
Revenue activity	June 30, 2013	June 30, 2012
Set-up fees	$778,105	$1,478,956
Change orders	129,748	62,325
Maintenance	1,102,042	1,304,884
Software licenses	941,540	911,555
Professional services	581,166	139,958
Hosting	197,099	171,996
Total	$3,729,700	$4,069,674

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $41,189 as of June 30, 2013 and $84,210 as of December 31, 2012, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	June 30, 2013	December 31, 2012
Beginning of period	$84,210	$142,444
Bad debt expense	(13,021)	(58,234)
Write-offs	(30,000)	-0-
End of period	$41,189	$84,210

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2013, $221,400 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2013. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2013, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable agings and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 12% of our revenues during the six month period ended June 30, 2013 or approximately $871,000 and another customer accounted for 10% or approximately $776,000. One customer accounted for 20% of our revenues during the six month period ended June 30, 2012 or approximately $1,575,000 and another customer accounted for 18% or approximately $1,390,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
				Percentage of
	Number of	Percentage of	Number of	accounts
For the period ended	customers	total revenues	customers	receivable
June 30, 2013	2	22%	3	55%
December 31, 2012	2	35%	3	54%
June 30, 2012	2	38%	4	49%

The table below provides revenues from European customers for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

European revenues
For the six months ended
June 30, 2013		June 30, 2012
European revenues	% of Total revenues	European revenues	% of Total revenues
$816,344	11%	$783,659	10%

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

JUNE 30, 2013 AND JUNE 30, 2012

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2013, the Company had $5,326,386 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years. The Company had $4,264,653 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $124,139 and $118,256 for the six month periods ended June 30, 2013 and June 30, 2012, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985.20. During the six month periods ended June 30, 2013 and June 30, 2012 we spent approximately $1,181,853 and $1,224,769 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2013, we adopted the following new accounting pronouncements:

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending June 30, 2013 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

NOTE 4.                 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 87,336,914 and 86,481,495 for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 87,824,747 and 86,481,495 for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

Antidilutive shares aggregating 80,097,329 and 87,055,227 have been omitted from the calculation of dilutive earnings (loss) per share for the six month periods ended June 30, 2013 and June 30, 2012, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares: There were no differences between basic and diluted earnings per share for the six month periods ended June 30. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2013 and June 30, 2012, respectively.

Anti-dilutive security	June 30, 2013	June 30, 2012
Preferred stock	2,750,149	2,750,149
Employee stock options	6,445,000	11,093,000
Warrants	45,528,873	48,009,582
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	753,307	582,496
Total	80,097,329	87,055,227

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

For the six months ended
	June 30, 2013			June 30, 2012
	Income (loss)	Shares	Per-share	Income (loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(6,301,878)	87,336,914	$(0.07)	$(1,952,768)	86,481,495	$(0.02)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(6,301,878)	87,336,914	$(0.07)	$(1,952,768)	86,481,495	$(0.02)

For the three months ended
	June 30, 2013			June 30, 2012
	Income (loss)	Shares	Per-share	Income (loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(1,709,611)	87,824,747	$(0.02)	$1,499,632	86,481,495	$0.02

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(1,709,611)	87,824,747	$(0.02)	$1,499,632	86,481,495	$0.02

NOTE 5:     PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (Years)
Computer & office equipment	$1,559,321	$1,251,790	$307,531	$1,519,617	$1,181,451	$338,166	5
Leasehold improvements	91,893	71,795	20,098	92,686	68,044	24,642	5
Computer software	1,538,295	1,435,663	102,632	1,502,524	1,403,705	98,819	3
Office furniture	113,336	94,720	18,616	110,780	90,604	20,176	5
Total	$3,302,845	$2,853,968	$448,877	$3,225,607	$2,743,804	$481,803

Depreciation expense for the six month periods ended June 30, 2013 and June 30, 2012 was $119,542 and $232,755, respectively.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

NOTE 6:     INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2013			December 31, 2012
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (Years)
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-

Amortization expense was $-0- and $232,117 for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

NOTE 7:     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2013	December 31, 2012
Accounts payable	$362,111	$665,139
Accrued payroll and related costs	324,620	383,859
Other accrued expenses	135,688	124,154
Accrued interest	746,984	951,213
Total accounts payable and accrued expenses	$1,569,403	$2,124,365

NOTE 8:     LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director. The line of credit matures on March 17, 2014 and carries a variable interest rate based on the prime rate. At June 30, 2013, $650,000 was outstanding on the line of credit at an interest rate of 2.75%.

At June 30, 2013, the Company owed $5,667,865 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	June 30,		Long		Long
date	date	rate	2013	Current	term	Current	term
12/31/2011	1/1/2015	12%	$1,600,000	$-0-	$-0-	$-0-	$1,600,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	-0-	20,000	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
1/1/2013	1/1/2015	10%	308,561	-0-	308,561	-0-	-0-
1/1/2013	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
1/1/2013	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
3/5/2013	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
Discount on note payable				-0-	-0-	-0-	(752,166)
Total			$5,667,865	$17,500	$634,486	$-0-	$4,263,713

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

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

On April 1, 2013 the Company issued a promissory note in the amount of $2,866,879 to our Chief Executive Officer Cornelis F. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of March 31, 2016.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

NOTE 9:     CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2013.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of	Maturity	Interest	Original	June 30,	Allocated	discount	June 30,	June 30,		Non		Non
issuance	date	rate	principal	2013	discount	amortized	2013	2013	Related	related	Related	related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	200,000	-0-	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$275,000	$8,965,000	$265,000

The following table summarizes the convertible debt outstanding as of December 31, 2012.

				Principal at			Discount at	Carrying amount at	Carrying amount
				December		Total	December	December	Short term		Long term
Date of	Maturity	Interest	Original	31,	Allocated	discount	31,	31,		Non		Non
issuance	date	rate	principal	2012	discount	amortized	2012	2012	Related	related	Related	related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$75,000	$8,965,000	$465,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of June 30, 2013, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $105,968 of accrued interest at June 30, 2013.

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer, Chief Operating Officer, Chief Technology Officer, Chief Financial Officer and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President Stephen E. Johnson and $5,000 due to our Chairman and Chief Technology Officer Randall G. Smith to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures issued to our former Director Matthew Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lenders agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

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

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2013 are as follows:

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

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

ASC 820 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets;
●

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly such as quoted prices for similar assets or liabilities or market-corroborated inputs; and

●

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the six month periods ended June 30, 2013 and June 30, 2012.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2013 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 and 2013 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at June 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$4,870,566	$-0-	$-0-	$4,870,566
Warrant liability	9,047,780	-0-	-0-	9,047,780
Total of derivative liabilities	$13,918,346	$-0-	$-0-	$13,918,346

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2013

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at June 30, 2013
Risk free interest rate		0.12%
Dividend yield		0.00%
Expected volatility	218.6%	to	240.1%
Expected life (range in years)
Conversion feature liability	0.46	to	2.51
Warrant liability	0.25	to	2.75

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,287,323	$-0-	$-0-	$2,287,323
Warrant liability	6,287,598	-0-	-0-	6,287,598
Total of derivative liabilties	$8,574,921	$-0-	$-0-	$8,574,921

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

	Other income
	for the six months ended
	June 30, 2013	June 30, 2012
The net amount of (losses) for the period included in earnings attributable to the unrealized loss from changes in derivative liabilities at the reporting date	$(4,943,283)	$(588,784)

Total unrealized (losses) included in earnings	$(4,943,283)	$(588,784)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended June 30, 2013 and December 31, 2012. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2013 and December 31, 2012.

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Period ended June 30, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$2,583,243	$-0-	$-0-	$4,870,566
Warrant liability	6,287,598	-0-	2,360,040	400,142	-0-	9,047,780
Total of derivative liabilties	$8,574,921	$-0-	$4,943,283	$400,142	$-0-	$13,918,346

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,528,412	$-0-	$-0-	$2,287,323
Warrant liability	1,692,708	-0-	4,594,890	-0-	-0-	6,287,598
Total of derivative liabilties	$2,451,619	$-0-	$6,123,302	$-0-	$-0-	$8,574,921

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

NOTE 11:     COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2013 are as follows:

2013	$287,417
2014	522,679
2015	488,474
2016	267,379
2017	43,018
Total	$1,608,967

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $466,440 and $422,445 for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

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

2013	$737,500
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,537,500

During the six month periods ended June 30, 2013 and June 30, 2012 the Company recorded a charge to earnings of $98,554 and $112,655 respectively, which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2013 and June 30, 2012 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

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

As of June 30, 2013, we have an aggregate of $13,780,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

●	In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

●	In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

●

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

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

●	From October 2009 to December 2009, Mr. Wit invested $1,440,000, which amount was aggregated under the terms of one convertible note dated December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. The Company and Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

●	On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our Chief Executive Officer and Director, Cornelis F. Wit. The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014. On April 1, 2013, the Company and Mr. Wit extended the maturity date of the promissory note to March 31, 2016. The Promissory Note replaced the following Promissory Notes that had been previously issued:

i.	Promissory Note issued on April 13, 2010 for $450,000 with a maturity date of December 31, 2011;
ii.	Promissory Note issued on June 29, 2010 for $115,000 with a maturity date of December 31, 2011;
iii.	Promissory Note issued on September 30, 2010 for $695,000 with a maturity date of December 31, 2011;
iv.	Promissory Note issued on December 31, 2010 for $1,197,500 with a maturity date of December 31, 2011; and
v.	Promissory Note issued on December 31, 2010 for $409,379 with a maturity date of April 01, 2012.

●

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

For the six months ended June 30, 2013 and June 30, 2012 we incurred $1,161,902 and $1,046,003, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

NOTE 13:     STOCKHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 250,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred Stock, 230,000 shares have been designated as Series B Preferred Stock, 747,500 shares have been designated as Series C Preferred Stock and 250,000 shares have been designated as Series D Preferred Stock.

As of June 30, 2013 we had the following outstanding securities:

o	87,834,659 shares of common stock issued and outstanding;
o	45,528,873 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2013 and June 30, 2012, respectively, and the per share amount by class of preferred stock.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

	Cumulative arrearage as of June 30,		Cumulative arrearage as of June 30,
Series of preferred stock	2013	2012	2013	2012

Series A	$2,276,461	$2,070,200	$0.55	$0.50
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,358,441	$4,152,180

The following table presents preferred dividends accreted for the six month periods ended June 30, 2013 and June 30, 2012, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	six months ended June 30,		six months ended June 30,
	2013	2012	2013	2012
Preferred stock dividends in arrears Series A	$102,283	$125,539	$0.025	$0.030
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the six month periods ended June 30, 2013 and June 30, 2012, and the related changes during these periods.

June 30, 2013 warrants outstanding						June 30, 2013 warrants exercisable
Range of exercise price			Number outstanding at June 30, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2013	Weighted average exercise price
$0.25	–	0.60	45,528,873	2.48	$0.36	45,528,873	$0.36

December 31, 2012 warrants outstanding						December 31, 2012 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$0.25	–	0.60	43,412,873	2.32	$0.36	43,412,873	$0.36

Warrants
Balance at December 31, 2012	43,412,873
Issued	2,116,000
Exercised	-0-
Expired/forfeited	-0-
Balance at June 30, 2013	45,528,873
Warrants exercisable at June 30, 2013	45,528,873
Weighted average fair value of warrants granted during 2013	$0.21

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance December 31, 2011	$(53,714)	$(53,714)
2012 Activity	(15,378)	(15,378)
Balance at December 31, 2012	(69,092)	(69,092)
2013 Activity	(27,479)	(27,479)
Balance at June 30, 2013	$(96,571)	$(96,571)

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

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant for most employees, officers and directors of the Company. Options granted to employees generally vest either upon grant or in two installments. The first vesting, which is equal to 50% of the granted stock options, occurs upon completion of one full year of employment from the date of grant and the second vesting occurs on the second anniversary of the employee’s employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted to employees generally lapse in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2009 Plan are forfeited and expire upon termination of employment.

As of June 30, 2013, there were 4,001,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2013, there were 2,274,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of June 30, 2013, there were 2,444,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2011	11,158,000	$0.37	2.52	$-0-
Granted	425,000	0.12
Exercised	(265,000)	0.20
Forfeited/cancelled/expired	(865,500)	0.43

Outstanding at December 31, 2012	10,452,500	0.36	1.68	$149,598
Granted	200,000	0.18
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,107,500)	0.44

Outstanding at June 30, 2013	6,445,000	$0.30	1.98	$242,470

Vested and exercisable at June 30, 2013	5,377,416	$0.34	1.63	$139,860

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2013 and June 30, 2012, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the six months ended June 30, 2013	447,083	$45,860
Fair value of options vesting during the six months ended June 30, 2012	592,083	$62,934

Cash received from stock option exercises for the six month periods ended June 30, 2013 and June 30, 2012 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2013 and June 30, 2012.

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND JUNE 30, 2012

(unaudited)

The following table summarizes information concerning options outstanding at June 30, 2013:

Awards breakdown by price range at June 30, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,261,000	2.59	$0.15	2,293,416	2.15	$0.16
0.21	to	0.29	1,025,000	1.69	0.25	925,000	1.34	0.25
0.30	to	0.49	445,000	0.71	0.46	445,000	0.71	0.46
0.50	to	0.70	1,714,000	1.32	0.59	1,714,000	1.32	0.59
0.00	to	0.70	6,445,000	1.98	$0.30	5,377,416	1.63	$0.34

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards breakdown by price range at December 31, 2012
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,428,500	3.02	$0.15	2,035,083	2.50	$0.17
0.21	to	0.29	2,550,000	1.18	0.26	2,550,000	1.18	0.26
0.30	to	0.49	755,000	0.79	0.45	755,000	0.79	0.45
0.50	to	0.70	3,719,000	0.97	0.60	3,719,000	0.97	0.60
0.00	to	0.70	10,452,500	1.68	$0.36	9,059,083	1.36	$0.39

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2013 was $0.17 and n/a during the six month period ended June 30, 2012 as no options were granted in the first half of 2012. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the six month periods ended June 30, 2013 and June 30, 2012.

	Stock option assumptions for the six months ended
Stock option assumptions	June 30, 2013	June 30, 2012
Risk-free interest rate	0.40%	n/a
Expected dividend yield	0.0%	n/a
Expected volatility	203.0%	n/a
Expected life of options (in years)	5	n/a

The following table summarizes weighted average grant date fair value activity for the Company's incentive stock plans:

	Weighted average grant date fair value
	2013	2012
Stock options granted during the six month period ended June 30,	$0.17	n/a

Stock options vested during the six month period ended June 30,	$0.10	$0.11

Stock options forfeited during the six month period ended June 30,	$0.29	$0.11

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2013, and changes during the six month period ended June 30, 2013 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2013	1,393,417	$0.10

Nonvested shares at June 30, 2013	1,067,584	$0.11

As of June 30, 2013, approximately $90,347 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.00 year.

NOTE 15:             INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	June 30, 2013	June 30, 2012
Federal statutory rate applied to loss before income taxes	$(2,326,236)	$(672,257)
Increase/(decrease) in income taxes results from:
Current tax expense	17,730	-0-
Non deductible expenses	1,990,344	323,739
Change in deferred assets	37,086	42,392
Change in valuation allowance	298,806	306,126

Income tax expense	$17,730	$-0-

The components of income tax expense (benefit) for the six month periods ended:

	June 30, 2013	June 30, 2012
Current tax expense	$17,730	$-0-
Deferred tax expense/(benefit):
Bad debt allowance	16,189	(31,664)
Operating loss carryforward	(352,081)	(316,854)
Patent litigation settlement	37,086	42,392
	(298,806)	(306,126)
Valuation allowance	298,806	306,126

Total tax expense	$17,730	$-0-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30, 2013	June 30, 2012
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	14,526	84,292
Patent litigation liability accrual	349,596	426,499
Operating loss carryforwards	17,708,050	17,236,909
Gross deferred tax assets	18,355,870	18,031,398
Valuation allowance	18,355,870	(18,031,398)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $49,304,433. This loss is allowed to be offset against future income until the year 2032 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through June 30, 2013. The change in the valuation allowance for the six month period ended June 30, 2013 was an increase of $298,806.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

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

In 2013, the primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;

●	Expanding our penetration of the large pharmaceutical sponsor market;

●	Broadening our eClinical suite of services and software applications on an organic R & D basis and on a selective basis via the acquisition or licensing of complementary solutions;

●	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and

●	Emphasizing low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2012, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  We will seek to expand the scope of our sales and marketing efforts both domestically and in Europe during the second half of 2013.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,181,853 and $1,224,769 on R & D activities during the six months ended June 30, 2013 and June 30, 2012, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2012, we emphasized commercializing our products on a licensed basis.  During 2012 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first six months of 2013 we added five new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2013.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to expand the scope of our sales and marketing operations there.  In 2012 we expanded our presence in Europe with the establishment of a wholly owned subsidiary in Spain, OmniComm Spain S.L. The European market accounted for approximately 11% of total revenues for the six months ended June 30, 2013.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2013.  We increased the marketing and business development budget for our TrialOne product during 2012 and the first six months of 2013 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2013 compared with the six months ended June 30, 2012

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2013 and June 30, 2012 is included in the table below.

Summarized Statement of Operations For the six months ended June 30,
	2013	% of Revenues	2012	% of Revenues	$ Change	% Change
Total revenues	$7,478,523		$7,839,168		$(360,645)	-4.6%

Cost of sales	1,526,975	20.4%	1,677,272	21.4%	(150,297)	-9.0%

Gross margin	5,951,548	79.6%	6,161,896	78.6%	(210,348)	-3.4%

Salaries, benefits and related taxes	4,366,143	58.4%	4,288,407	54.7%	77,736	1.8%
Rent	466,440	6.2%	422,445	5.4%	43,995	10.4%
Consulting	102,914	1.4%	67,436	0.9%	35,478	52.6%
Legal and professional fees	152,455	2.0%	197,455	2.5%	(45,000)	-22.8%
Other expenses	425,097	5.7%	828,703	10.6%	(403,606)	-48.7%
Selling, general and administrative	436,716	5.8%	466,140	5.9%	(29,424)	-6.3%
Total operating expenses	5,949,765	79.6%	6,270,586	80.0%	(320,821)	-5.1%

Operating income/(loss)	1,783	0.0%	(108,690)	-1.4%	110,473	-101.6%

Interest expense	(1,232,094)	-16.5%	(1,106,891)	-14.1%	(125,203)	11.3%
Interest income	6	0.0%	208	0.0%	(202)	-97.1%
Other comprehensive (loss)	(8,277)	-0.1%	(966)	0.0%	(7,311)	756.8%
Loss on sale of fixed assets	-0-	0.0%	(22,106)	-0.3%	22,106	-100.0%
Change in derivatives	(4,943,283)	-66.1%	(588,784)	-7.5%	(4,354,499)	739.6%

(Loss) before income taxes and dividends	(6,181,865)	-82.7%	(1,827,229)	-23.3%	(4,354,636)	238.3%
Income tax (expense)	(17,730)	-0.2%	-0-	0.0%	(17,730)	n/a

Net (loss)	(6,199,595)	-82.9%	(1,827,229)	-23.3%	(4,372,366)	239.3%

Total preferred stock dividends	(102,283)	-1.4%	(125,539)	-1.6%	23,256	-18.5%

Net loss attributable to common stockholders	$(6,301,878)	-84.3%	$(1,952,768)	-24.9%	$(4,349,110)	222.7%

Net loss per share	$(0.07)		$(0.02)

Weighted average number of shares outstanding	87,336,914		86,481,495

Revenues for the six months ended June 30, 2013 decreased 4.6% as compared to the six months ended June 30, 2012. The table below provides a comparison of our recognized revenues for the six months ended June 30, 2013 and June 30, 2012.

	For the six months ended
Revenue activity	June 30, 2013		June 30, 2012		$ Change	% Change
Set-up fees	$1,595,295	21.3%	$2,627,133	33.5%	$(1,031,838)	-39.3%
Change orders	224,530	3.0%	154,081	2.0%	70,449	45.7%
Maintenance	2,309,885	31.0%	2,620,531	33.4%	(310,646)	-11.9%
Software licenses	1,902,693	25.4%	1,678,637	21.4%	224,056	13.3%
Professional services	1,072,881	14.3%	425,115	5.4%	647,766	152.4%
Hosting	373,239	5.0%	333,671	4.3%	39,568	11.9%
Total	$7,478,523	100.0%	$7,839,168	100.0%	$(360,645)	-4.6%

Overall Revenue decreased by $360,645 or 4.6%. This is primarily the result of a decrease in Set-up fees. This was partially offset by an increase in Professional services of $647,766 or 152.4%. Professional services were $1,072,881 and $425,115 for the six months ended June 30, 2013 and June 30, 2012 respectively.

We recorded Revenue of $4,801,353, including $934,746 from licensing and $1,377,209 from maintenance associated with our TrialMaster suite during the six months ended June 30, 2013 compared with Revenue of $5,491,581 that included $877,447 in licensing revenues and $1,539,891 in maintenance revenues during the six months ended June 30, 2012.

We recorded $1,691,540 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the six months ended June 30, 2013 compared with $2,290,484 for the six months ended June 30, 2012.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 results included a non-recurring order for additional licenses from a long time client.

We recorded $225,042 in revenues from hosting activities and $222,336 in consulting services associated with the eClinical suite during the six months ended June 30, 2013 compared with $298,421 from hosting activities and $167,336 from consulting activities for the six months ended June 30, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded $985,630 in revenues associated with clients of our TrialOne EDC software for the six months ended June 30, 2013 compared with $57,103 for the six months ended June 30, 2012.  The 2013 results included $661,728 in licensing revenue and $321,570 in consulting revenues. We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $384,987 in Reimbursable revenues for the six months ended June 30, 2013 and $416,234 for the six months ended June 30, 2012. These amounts represent amounts associated with third-party services provided to our customers by our service and product partners. Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf. In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. While these relationships are an important part of our service offering we do not expect these amounts to grow.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our software and solutions.  Licensed contracts of the eClinical suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly.  The Company expects any licenses it sells of its software products to be sold under three to five year term licenses.

Our top five customers accounted for approximately 40.0% of our revenues during the six months ended June 30, 2013 and approximately 52.3% of our revenues during the six months ended June 30, 2012.  One customer accounted for approximately 11.6% and another accounted for approximately 10.4% of our revenues during the six months ended June 30, 2013.   One customer accounted for approximately 20.1% and another accounted for approximately 17.7% during the six months ended June 30, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 9% or $150,297 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  Cost of goods sold were approximately 20.4% of revenues for the six months ended June 30, 2013 compared to approximately 21.4% for the six months ended June 30, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold decreased during the six months ended June 30, 2013 primarily due to a decrease in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 5.1% for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.  We are maintaining our focus on keeping our cost structure in line with our revenue.  Total operating expenses were approximately 79.6% of revenues during the six months ended June 30, 2013 compared to approximately 80.0% of revenues for the six months ended June 30, 2012. We expect operating expenses to continue to decrease as a percentage of revenues. We believe we are currently achieving operating and administrative efficiencies at the operating expense level that will provide us leverage as our client and revenue base increase.

Salaries and related expenses were our biggest operating expense at 73.4% of total operating expenses for the six months ended June 30, 2013 compared to 68.4% of total operating expenses for the six months ended June 30, 2012.  Salaries and related expenses increased approximately 1.8% for the six months ended June 30, 2013 when compared to the same period ended June 30, 2012.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2012.  The table below provides a summary of the significant components of salary and related expenses by primary cost category for the six month periods ended June 30.

For the six months ended
	June 30, 2013	June 30, 2012	$ Change	% Change
OmniComm corporate operations	$3,385,908	$3,306,064	$79,844	2.4%
New Jersey operations office	166,804	167,652	(848)	-0.5%
OmniComm Europe, GmbH	425,385	505,911	(80,526)	-15.9%
OmniComm Ltd.	274,306	275,053	(747)	-0.3%
OmniComm Spain	72,274	-0-	72,274	n/a
Employee stock option expense	41,466	33,727	7,739	22.9%
Total salaries and related expenses	$4,366,143	$4,288,407	$77,736	1.8%

We currently employ approximately 54 employees out of our Ft. Lauderdale, Florida corporate office, ten employees out of our New Jersey regional operating office, ten out-of-state employees, eight employees out of a wholly-owned subsidiary in the United Kingdom, one employee out of a wholly-owned subsidiary in Spain and 20 employees out of a wholly-owned subsidiary in Bonn, Germany.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.  In addition we expect to increase R & D personnel as we continue our efforts to integrate an end-to-end solution comprised of our three primary eClinical solutions: TrialMaster, TrialOne and eClinical Suite.

During the six months ended June 30, 2013 and the six months ended June 30, 2012 we incurred $59,151 and $33,727, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 10.4% during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is primarily associated with increases in our Corporate office, Co-location and disaster recovery facilities and German office rent expense offset by decreases in our New Jersey and U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first six months of 2013 was a reduction in expense of $4,191 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $1,979 in the first six months of 2012.

For the six months ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Corporate office	$183,271	$156,607	$26,664	17.0%
Co-location and disaster recovery facilities	184,818	158,586	26,232	16.5%
New Jersey operations office	24,915	39,404	(14,489)	-36.8%
OmniComm Europe, GmbH	42,839	19,059	23,780	124.8%
OmniComm Ltd.	30,850	50,768	(19,918)	-39.2%
OmniComm Spain	3,938	-0-	3,938	n/a
Straight-line rent expense	(4,191)	(1,979)	(2,212)	111.8%
Total	$466,440	$422,445	$43,995	10.4%

Consulting services expense increased to $102,914 for the six months ended June 30, 2013 compared with $67,436 for the six months ended June 30, 2012, an increase of $35,479 or 52.6%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the first six months of 2013 as we utilized the services of additional third-party sources for portions of our product development work.

For the six months ended
Expense Category	June 30, 2013	June 30, 2012	$ Change	% Change
Sales and marketing	$18,760	$10,174	$8,586	84.4%
Product development	84,154	57,262	26,892	47.0%
Total	$102,914	$67,436	$35,478	52.6%

Legal and professional fees decreased approximately 22.8% for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2013 legal and professional fees decreased primarily due to decreases in Legal–employment related and General legal expense. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2013 and June 30, 2012, respectively.

For the six months ended
Expense Category	June 30, 2013	June 30, 2012	$ Change	% Change
Audit and related	$51,998	$46,179	$5,819	12.6%
Accounting services	70,685	76,180	(5,495)	-7.2%
Legal-employment related	7,441	52,633	(45,192)	-85.9%
Legal-financial related	9,667	4,475	5,192	116.0%
General legal	12,664	17,988	(5,324)	-30.1%
Total	$152,455	$197,455	$(45,000)	-22.8%

Selling, general and administrative expenses (“SGA”) decreased by approximately $29,424 or 6.3% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. This decrease is primarily due to decreases in our License expense as well as our Miscellaneous expenses. During the six months ended June 30, 2013 we recorded $98,554 in license fees associated with our license agreement with DataSci, LLC compared to $112,655 during the six months ended June 30, 2012. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $270,000 on marketing, sales and advertising. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the six month period ended June 30, 2013 we recognized a reversal of $13,021 of bad debt expense as compared to an expense of $84,144 for the six month period ended June 30, 2012.   During the remainder of 2013 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2013.

Interest expense was $1,232,094 during the six months ended June 30, 2013 compared to $1,106,891 for the six months ended June 30, 2012, an increase of $125,203 or 11.3%.  Interest incurred to related parties was $1,161,902 during the six months ended June 30, 2013 and $1,046,003 for the six months ended June 30, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011 and 2013.  The table below provides detail on the significant components of interest expense for the six months ended June 30, 2013 and June 30, 2012.

Interest Expense

	For the six months ended
Debt Description	June 30, 2013	June 30, 2012	$ Change
Accretion of discount from derivatives	$304,500	$237,810	$66,690
August 2008 convertible notes	95,211	95,737	(526)
December 2008 convertible notes	296,344	297,982	(1,638)
Sept 2009 secured convertible debentures	71,408	71,803	(395)
Dec 2009 convertible debentures	88,665	89,155	(490)
General interest	42,966	45,929	(2,963)
Related party notes payable	333,000	268,475	64,525
Total	$1,232,094	$1,106,891	$125,203

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2013.  We recorded a net unrealized loss of $4,943,283 during the six months ended June 30, 2013 compared with a net unrealized loss of $588,784 during the six months ended June 30, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2013 and June 30, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $102,283 and $125,539 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2013, and June 30, 2012, respectively.  As of June 30, 2013, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,276,461
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,358,441

The three months ended June 30, 2013 compared with the three months ended June 30, 2012

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2013 and June 30, 2012 is included in the table below.

Summarized Statement of Operations For the three months ended June 30,

		% of		% of	$	%
	2013	Revenues	2012	Revenues	Change	Change
Total revenues	$3,729,700		$4,069,674		$(339,974)	-8.4%

Cost of sales	859,477	23.0%	829,833	20.4%	29,644	3.6%

Gross margin	2,870,223	77.0%	3,239,841	79.6%	(369,618)	-11.4%

Salaries, benefits and related taxes	2,154,057	57.8%	2,159,768	53.1%	(5,711)	-0.3%
Rent	250,422	6.7%	223,807	5.5%	26,615	11.9%
Consulting	53,611	1.4%	5,091	0.1%	48,520	953.1%
Legal and professional fees	56,702	1.5%	93,417	2.3%	(36,715)	-39.3%
Other expenses	82,949	2.2%	447,309	11.0%	(364,360)	-81.5%
Selling, general and administrative	244,036	6.5%	238,454	5.9%	5,582	2.3%
Total operating expenses	2,841,777	76.2%	3,167,846	77.8%	(326,069)	-10.3%

Operating income/(loss)	28,446	0.8%	71,995	1.8%	(43,549)	-60.5%

Interest expense	(638,128)	-17.1%	(553,244)	-13.6%	(84,884)	15.3%
Interest income	6	0.0%	31	0.0%	(25)	-80.6%
Loss on sale of fixed assets	-0-	0.0%	(22,106)	-0.5%	22,106	-100.0%
Other comprehensive (loss)	(1,562)	0.0%	(1,752)	0.0%	190	-10.7%
Change in derivatives	(1,038,084)	-27.8%	2,056,132	50.5%	(3,094,216)	-150.5%

Net income/(loss)	(1,649,322)	-44.2%	1,551,056	38.1%	(3,200,378)	-206.3%
Income tax (expense)	(8,865)	-0.2%	-0-	0.0%	(8,865)	n/a
Net income/(loss)	(1,658,187)	-44.5%	1,551,056	38.1%	(3,209,243)	-206.9%

Total preferred stock dividends	(51,424)	-1.4%	(51,424)	-1.3%	-0-	0.0%

Net income/(loss) attributable to common stockholders	$(1,709,611)	-45.8%	$1,499,632	36.8%	$(3,209,243)	-214.0%

Net income/(loss) per share	$(0.02)		$0.02

Weighted average number of shares outstanding	87,824,747		86,481,495

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2013 and June 30, 2012.

	For the three months ended
Revenue Activity	June 30, 2013		June 30, 2012		$ Change	% Change
Set-up fees	$778,105	20.9%	$1,478,956	36.3%	$(700,851)	-47.4%
Change orders	129,748	3.5%	62,325	1.5%	67,423	108.2%
Maintenance	1,102,042	29.5%	1,304,884	32.2%	(202,842)	-15.5%
Software licenses	941,540	25.2%	911,555	22.4%	29,985	3.3%
Professional services	581,166	15.6%	139,958	3.4%	441,208	315.2%
Hosting	197,099	5.3%	171,996	4.2%	25,103	14.6%
Total	$3,729,700	100.0%	$4,069,674	100.0%	$(339,974)	-8.4%

Overall Revenue decreased by $339,974 or 8.4%. This is primarily the result of a decrease in Set-up fees partially offset by an increase in Professional services.

We recorded revenue of $2,289,849 including $376,801 from licensing and $676,335 from maintenance associated with our TrialMaster suite during the three months ended June 30, 2013 compared with revenue of $2,861,546 that included $455,214 in licensing revenues and $764,547 in maintenance revenues during the three months ended June 30, 2012.

We recorded $785,301 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended June 30, 2013 compared with $1,186,950 for the three months ended June 30, 2012.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 results included a non-recurring order for additional licenses from a long time client.

We recorded $107,342 in revenues from hosting activities and $114,125 in consulting services associated with the eClinical suite during the three months ended June 30, 2013 compared with $155,799 from hosting activities and $56,970 from consulting activities for the three months ended June 30, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $435,623 in revenues from maintenance relating to eClinical in the three months ending June 30, 2013 as compared to $517,841 for the three months ending June 30, 2012.

We recorded revenue of $654,549 including $436,527 from licensing and $224,937 from consulting associated with clients on our TrialOne EDC software for the three months ended June 30, 2013 compared with revenue of $22,496 for the three months ended June 30, 2012.   We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions.  Licensed contracts of the eClinical suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly.  The Company expects any licenses it sells of its software products to be sold under three to five year term licenses.

Our top five customers accounted for approximately 43.3% of our revenues during the three months ended June 30, 2013 and approximately 53.5% of our revenues during the three months ended June 30, 2012.  One customer accounted for approximately 16.1% and another accounted for approximately 9.7% of our revenues during the three months ended June 30, 2013.   One customer accounted for approximately 23.1% of our revenues and another accounted for approximately 16.7% during the three months ended June 30, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 3.6% or $29,644 for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Cost of goods sold were approximately 23.0% of revenues for the three months ended June 30, 2013 compared to approximately 20.4% for the three months ended June 30, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended June 30, 2013 primarily due to an increase in volume relating to pass-through expenses for third-party services that are classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 10.3% for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.  The decrease in operating expenses is primarily the result of decreases in our Bad debt, Amortization and Depreciation expenses. In the second quarter of 2013 our Bad debt expense decreased due to improved collections of aged receivables. Total operating expenses were approximately 76.2% of revenues during the three months ended June 30, 2013 compared to approximately 77.8% of revenues for the three months ended June 30, 2012.

Salaries and related expenses were our biggest operating expense at 75.8% of total operating expenses for the three months ended June 30, 2013 compared to 68.2% of total operating expenses for the three months ended June 30, 2012.  Salaries and related expenses decreased slightly by approximately 0.3% for the three months ended June 30, 2013 when compared to the same period that ended June 30, 2012.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	June 30, 2013	June 30, 2012	$ Change	% Change
OmniComm corporate operations	$1,663,334	$1,643,021	$20,313	1.2%
New Jersey operations office	93,544	98,517	(4,973)	-5.0%
OmniComm Europe, GmbH	189,746	227,974	(38,228)	-16.8%
OmniComm Ltd.	148,513	174,190	(25,677)	-14.7%
OmniComm Spain	36,710	-0-	36,710	n/a
Employee stock option expense	22,210	16,066	6,144	38.2%
Total salaries and related expenses	$2,154,057	$2,159,768	$(5,711)	-0.3%

During the three months ended June 30, 2013 and the three months ended June 30, 2012 we incurred $22,210 and $16,066, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 11.9% during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is primarily associated with increases in our Corporate, Co-location and disaster recovery facilities and German office rent expenses offset by reductions in our UK and New Jersey office rent expenses.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  That lease was renewed in the first quarter of 2013 and now expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending June 30, 2013 was a decrease in expense of $1,518 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $2,983 for the three month period ending June 30, 2012.

For the three months ended
	June 30, 2013	June 30, 2012	$ Change	% Change
Corporate office	$92,042	$82,538	$9,504	11.5%
Co-location and disaster recovery facilities	110,548	84,717	25,831	30.5%
New Jersey operations office	10,522	19,967	(9,445)	-47.3%
OmniComm Europe, GmbH	21,517	8,178	13,338	163.1%
OmniComm Ltd.	15,355	25,424	(10,069)	-39.6%
OmniComm Spain	1,957	-0-	1,957	n/a
Straight-line rent expense	(1,519)	2,983	(4,501)	-150.9%
Total	$250,422	$223,807	$26,615	11.9%

Consulting services expense increased to $53,611 for the three months ended June 30, 2013 compared with $5,091 for the three months ended June 30, 2012. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the three months of 2013 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	June 30, 2013	June 30, 2012	$ Change	% Change
Sales and marketing	$8,140	$7,532	$608	8.1%
Product development	45,471	(2,441)	47,912	1962.8%
Total	$53,611	$5,091	$48,520	953.1%

Legal and professional fees decreased approximately 39.3% for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During the second quarter of 2013 legal and professional fees decreased primarily due to decreases in Legal–employment related and General legal expenses. These decreases were partially offset by an increase in Legal–financial related. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2013 and June 30, 2012, respectively.

For the three months ended
Expense Category	June 30, 2013	June 30, 2012	$ Change	% Change
Audit and related	$19,055	$15,578	$3,477	22.3%
Accounting services	30,388	29,178	1,210	4.1%
Legal-employment related	(1,725)	41,754	(43,479)	-104.1%
Legal-financial related	4,176	3,750	426	11.3%
General legal	4,808	3,157	1,651	51.8%
Total	$56,702	$93,417	$(36,715)	-39.3%

Selling, general and administrative expenses (“SGA”) increased by $5,582 or approximately 2.3% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is primarily due to increases in Marketing and related expenses and Insurance expense offset by a decrease in Miscellaneous expenses. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $270,000 on marketing, sales and advertising. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the three month period ended June 30, 2013 we recognized a reversal of $102,142 for bad debt expense as compared to an expense of $84,144 for the three month period ended June 30, 2012.  This was the primarily the result of an increase in collections for aged receivable balances that had required us to increase our reserve in prior periods. During 2013 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2013.

Interest expense was $638,128 during the three months ended June 30, 2013 compared to $553,244 for the three months ended June 30, 2012, an increase of $84,884.  Interest incurred to related parties was $600,261 during the three months ended June 30, 2013 and $523,001 for the three months ended June 30, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011 and 2013.  The table below provides detail on the significant components of interest expense for the three months ended June 30, 2013 and June 30, 2012.

Interest Expense

	For the three months ended
Debt Description	June 30, 2013	June 30, 2012	$ Change
Accretion of discount from derivatives	$152,250	$118,905	$33,345
August 2008 convertible notes	47,868	47,868	-0-
December 2008 convertible notes	148,991	148,991	-0-
Sept 2009 secured convertible debentures	35,901	35,901	-0-
Dec 2009 convertible debentures	44,578	44,578	-0-
General interest	23,955	22,763	1,192
Related party notes payable	184,585	134,238	50,347
Total	$638,128	$553,244	$84,884

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2013.  We recorded a net unrealized loss of $1,038,083 during the three months ended June 30, 2013 compared with a net unrealized gain of $2,056,132 during the three months ended June 30, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2013 and June 30, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,424 and $51,424 in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2013, and June 30, 2012, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,276,461
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,358,441

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2013, we had working capital deficit of approximately $19,352,830.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	June 30, 2013	December 31, 2012	$ Change
Cash	$530,325	$873,315	$(342,990)
Accounts receivable, net of allowance for doubtful accounts	1,797,503	1,240,898	556,605
Prepaids	136,744	131,942	4,802
Current assets	2,464,572	2,246,155	218,417

Accounts payable and accrued expenses	1,569,403	2,124,365	(554,962)
Notes payable, current portion	17,500	-0-	17,500
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	4,264,653	3,732,240	532,413
Line of Credit	650,000	-0-	650,000
Convertible notes payable, current portion, net of discount	275,000	75,000	200,000
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000	-0-
Conversion feature liability, related parties	4,673,268	2,240,782	2,432,486
Conversion feature liability	197,298	46,541	150,757
Warrant liability	262,401	192,445	69,956
Warrant liability, related parties	8,785,379	6,095,153	2,690,226
Current liabilities	21,817,402	15,629,026	6,188,376

Working capital (deficit)	$(19,352,830)	$(13,382,871)	$(5,969,959)

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2013	June 30, 2012
Net cash (used in) operating activities	$(878,896)	$(321,315)
Net cash provided by/(used in) investing activities	(86,615)	15,509
Net cash provided by/(used in) financing activities	650,000	(20,000)

Net (decrease) in cash and cash equivalents	(342,990)	(332,994)

Changes in working capital accounts	(92,755)	81,971

Effect of non-cash transactions on cash and cash equivalents	$5,413,455	$1,423,943

Cash and Cash Equivalents

Cash and cash equivalents decreased by $342,990 to $530,325 at June 30, 2013. The decrease is primarily comprised of a net loss of $6,199,595 and changes in working capital accounts of $92,755 offset an increase from non-cash transactions of $5,413,455. During the six months ended June 30, 2013 we had investing activities comprised of net purchases of property and equipment of $86,615. For financing activities, we borrowed $650,000 against our revolving line of credit.

During 2012 and the first six months of 2013, our ability to collect on trade receivables improved as compared to fiscal 2011 and prior periods.  Our expectation is that during the remainder of 2013 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2013:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,667,865	$17,500	(2)	$2,234,486	(3)	$3,415,879	(4)	$-0-
Convertible notes	9,665,000	435,000	(5)	250,000	(6)	8,980,000	(7)	-0-
Lines of credit (8)	650,000	650,000		-0-		-0-		-0-
Operating lease obligations (9)	1,608,967	557,491		507,901		421,493		122,082
Patent licensing fees (10)	2,537,500	962,500		450,000		450,000		675,000
Total	$20,129,332	$2,622,491		$3,442,387		$13,267,372		$797,082

1. Amounts do not include interest to be paid.
2. Includes $17,500 of 12% notes payable that mature in January 2014.
3. Includes $20,000 of 12% notes payable that mature in December 2014; $431,986 of 10% notes payable that mature in January 2015;
and $1,782,500 of 12% notes payable that mature in January 2015.
4. Includes $549,000 of 12% notes payable that mature in January 2016 and $2,866,879 of 12% notes payable that mature in April 2016.
5. Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share; $160,000 of 12% convertible notes that mature in December 2013 and $200,000 of convertible notes that mature in January 2014.
6. Includes $150,000 in 10% convertible notes that mature in January 2015 and $100,000 in 12% convertible notes that mature in January 2015.
7. Includes $1,770,000 in 10% convertible notes that mature in January 2016 and $7,210,000 in 12% convertible notes that mature in January 2016.
8. Includes $650,000 due on the revolving line of credit with The Northern Trust Company.
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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $180,968 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On January 1, 2013, the Company issued a promissory note in the amount of $529,000 and 2,116,000 warrants to purchase shares of our common stock at $0.25 per share to our Chief Executive Officer and Director, Cornelis F. Wit in exchange for accrued interest in the amount of $529,000. The note carries an interest rate of 12% per annum and matures on January 1, 2016. The warrants have an expiration date of January 1, 2016.

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

On March 18, 2013 the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director.  The line of credit matures on March 17, 2014 and carries a variable interest rate based on the prime rate.

On April 1, 2013 the Company and Mr. Wit extended the maturity date of $2,866,879 of promissory notes due to our Chief Executive Officer and Director, Cornelis F. Wit originally issued in March 2011.  The notes carry an interest rate of 12% and have a maturity date of March 31, 2016.

During the next twelve months we expect debt in the aggregate amount of $1,102,500 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
●	$160,000 of 12% convertible notes that mature in December 2013 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
●	$200,000 of 12% convertible notes that mature in January 2014 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
●	$17,500 of 12% notes payable that mature in January 2014; and
●	$650,000 due on our line of credit that matures in March 2014.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2013, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 27, 2013 regarding our audited financial statements for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to the Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the condensed consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (GAAP), and present a meaningful presentation of our financial condition and results of operations.

Our Management believes that the following are our critical accounting policies:

ASSET IMPAIRMENT

Asset Acquisitions and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles-Goodwill and Other. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of an asset acquisition.

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

STOCK BASED COMPENSATION.

The Company accounts for its employee equity incentive plans under ASC 718, Compensation–Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first six months of 2013, we adopted the following new accounting pronouncements:

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet-Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-002 is an Amendment to FASB Accounting Standards Update 2011-08. The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.68*	Pledge Agreement between Northern Trust and Cornelis F. Wit.
10.69*	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit.
10.70*	Promissory note payable to Cornelis F. Wit dated April 1, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Document
101.PRE***	XBRL Taxonomy Extension Presentation Document

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

Dated: August 12, 2013

OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer