Form 10-Q
period 2013-09-30
OMNICOMM SYSTEMS INC
filed 2013-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 13, 2013: 90,104,659 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the NINE MONTH

pERIOD Ended SEPTEMBER 30, 2013

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$394,949	$873,315
Accounts receivable, net of allowance for doubtful accounts of $49,380 and $84,210, respectively	1,292,547	1,240,898
Prepaid expenses	137,974	131,942
Total current assets	1,825,470	2,246,155
Property and equipment, net	415,211	481,803
Other assets
Prepaid stock compensation	187,917	-0-
Other assets	51,562	51,153

TOTAL ASSETS	$2,480,160	$2,779,111

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,006,180	$2,124,365
Notes payable, current portion	17,500	-0-
Deferred revenue, current portion	3,414,966	3,732,240
Line of credit	800,000	-0-
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000
Convertible notes payable, current portion, net of discount	275,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	3,882,966	2,240,782
Conversion feature liability	141,592	46,541
Warrant liability, related parties	7,336,989	6,095,153
Warrant liability	138,187	192,445
Total current liabilities	19,135,880	15,629,026

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	634,487	651,987
Notes payable, related parties, long term, net of current portion, net of discount of $599,916 and $656,524, respectively	4,415,963	3,830,355
Deferred revenue, long term, net of current portion	1,220,998	987,328
Convertible notes payable, related parties, net of current portion	8,965,000	8,965,000
Convertible notes payable, net of current portion	265,000	465,000
Patent settlement liability, long term, net of current portion	1,031,188	1,223,715

TOTAL LIABILITIES	35,668,516	31,752,411

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 87,834,659 and 86,598,659 issued and outstanding, respectively, at $0.001 par value	87,835	86,599
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	36,926,907	36,645,589
Accumulated other comprehensive (loss)	(99,577)	(69,092)
Accumulated deficit	(74,825,700)	(70,358,575)

TOTAL SHAREHOLDERS' (DEFICIT)	(33,188,356)	(28,973,300)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$2,480,160	$2,779,111

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
Revenues	$10,543,197	$11,317,590	$3,449,661	$3,894,656
Reimbursable revenues	412,947	579,898	27,960	163,664
Total revenues	10,956,144	11,897,488	3,477,621	4,058,320

Cost of goods sold	1,942,126	2,020,507	648,369	690,763
Reimbursable expenses-cost of goods sold	297,328	397,817	64,110	50,289
Total cost of sales	2,239,454	2,418,324	712,479	741,052

Gross margin	8,716,690	9,479,164	2,765,142	3,317,268

Operating expenses
Salaries, benefits and related taxes	6,496,528	6,374,375	2,130,385	2,086,203
Rent and occupancy expenses	665,932	649,424	199,492	226,979
Consulting services	117,410	144,496	14,496	77,060
Legal and professional fees	205,767	236,967	53,312	39,512
Travel	326,578	292,323	100,860	86,240
Telephone and internet	131,476	111,921	38,618	38,317
Selling, general and administrative	634,481	698,512	197,765	232,371
Bad debt expense	(4,830)	126,763	8,191	42,619
Depreciation expense	174,436	308,666	54,894	75,912
Amortization expense	-0-	232,117	-0-	-0-
Total operating expenses	8,747,778	9,175,564	2,798,013	2,905,213

Operating income/(loss)	(31,088)	303,600	(32,871)	412,055

Other income/(expense)
Interest expense	(107,952)	(89,537)	(37,760)	(28,649)
Interest expense, related parties	(1,750,327)	(1,573,444)	(588,425)	(527,442)
Interest income	9	225	3	17
Change in derivative liabilities	(2,524,671)	(4,804,260)	2,418,612	(4,215,476)
Loss on sale of fixed assets	-0-	(22,106)	-0-	-0-
Transaction gain/(loss)	(4,497)	6	3,780	973
Income/(loss) before income taxes	(4,418,526)	(6,185,516)	1,763,339	(4,358,522)
Income taxes	(48,599)	(54,699)	(30,869)	(54,699)
Net income/(loss)	(4,467,125)	(6,240,215)	1,732,470	(4,413,221)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(154,272)	(177,528)	(51,989)	(51,989)
Total preferred stock dividends	(154,272)	(177,528)	(51,989)	(51,989)
Net income/(loss) attributable to common stockholders	$(4,621,397)	$(6,417,743)	$1,680,481	$(4,465,210)

Net income/(loss) per share
Basic and diluted	$(0.05)	$(0.07)	$0.02	$(0.05)
Weighted average number of shares outstanding
Basic and diluted	87,515,641	86,496,550	87,867,268	86,526,332

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2013	2012	2013	2012
Net income/(loss) attributable to common stockholders	$(4,621,397)	$(6,417,743)	$1,680,481	$(4,465,210)
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(30,485)	(10,586)	(3,006)	(3,398)

Other comprehensive income/(loss)	(30,485)	(10,586)	(3,006)	(3,398)

Comprehensive income/(loss)	$(4,651,882)	$(6,428,329)	$1,677,475	$(4,468,608)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	Number	$0.001	Number	$0.001	paid in	Number	$0.001	paid in		other	Total
	of	Par	of	Par	of	Par	of	Par	capital	of	Par	capital	Accumulated	comprehensive	shareholders'
	shares	value	shares	value	shares	value	shares	value	preferred	shares	value	common	deficit	income	(deficit)

Balances at December 31, 2011	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,572,099	$(62,525,605)	$(53,714)	$(21,198,559)

Employee stock option expense												65,744			65,744

Foreign currency translation adjustment														(15,378)	(15,378)

Issuance of common stock in lieu of accrued interest										42,164	42	7,821			7,863

Employee stock option exercise										75,000	75	(75)			-0-

Net loss for the twelve months ended December 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(7,832,970)	-0-	(7,832,970)

Balances at December 31, 2012	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,598,659	86,599	36,645,589	(70,358,575)	(69,092)	(28,973,300)

Employee stock option expense												60,054			60,054

Foreign currency translation adjustment														(30,485)	(30,485)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Employee stock option exercise										11,000	11	(11)			-0-

Net loss for the nine months ended September 30, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,467,125)	-0-	(4,467,125)

Balances at September 30, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	87,834,659	$87,835	$36,926,907	$(74,825,700)	$(99,577)	$(33,188,356)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,467,125)	$(6,240,215)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	2,524,671	4,804,260
Interest expense from derivative instruments	456,750	356,715
Loss from sale of fixed assets, net	-0-	14,606
Employee stock option expense	60,054	47,211
Amortization of prepaid compensation	34,583	-0-
Provision for doubtful accounts	(4,830)	126,763
Depreciation and amortization	174,436	540,783
Changes in operating assets and liabilities
Accounts receivable	(46,819)	(134,757)
Prepaid expenses	(6,032)	(10,029)
Other assets	(409)	(17,004)
Accounts payable and accrued expenses	410,815	452,712
Patent settlement liability	(192,527)	(133,557)
Deferred revenue	(83,604)	(103,145)
Net cash (used in) operating activities	(1,140,037)	(295,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-0-	50,000
Purchase of property and equipment	(107,844)	(108,698)
Net cash (used in) investing activities	(107,844)	(58,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(131,800)
Proceeds from revolving line of credit	800,000	-0-
Net cash provided by/(used in) financing activities	800,000	(131,800)

Effect of exchange rate changes on cash and cash equivalents	(30,485)	(10,586)
Net decrease in cash and cash equivalent	(478,366)	(496,741)
Cash and cash equivalents at beginning of period	873,315	1,302,287

Cash and cash equivalents at end of period	$394,949	$805,546

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$48,599	$54,699
Interest	$725,546	$1,242,079

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$2,866,879	$-0-
Promissory notes issued for accrued interest	$529,000	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (sometimes referred to as “R & D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2013 and September 30, 2012 we spent approximately $1,718,079 and $1,867,778, respectively, on research and development activities, which is primarily comprised of salaries to our developers and other R & D personnel and related costs associated with the development of our software products.

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

The operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2012 financial statements to conform to the 2013 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany and OmniComm Spain S.L. in Spain is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $30,485 and $10,586 for the nine month periods ended September 30, 2013 and September 30, 2012 respectively.

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

The Company operates in one reportable segment which is the delivery of EDC Software and services to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities, including hosted applications, licensing, professional services and maintenance-related services.

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne solution is presently available only on a licensed basis. To date, hosted applications revenues have been primarily related to TrialMaster.

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial. The first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system. The second component involves application hosting and related support services as well as billable change orders which consist of amounts billed to customers for functionality changes made. The third stage involves services required to close out, or lock, the database for the clinical trial.

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

The fees associated with each business activity for the periods ended September 30, 2013 and September 30, 2012, respectively are:

	For the nine months ended
Revenue activity	September 30, 2013	September 30, 2012
Set-up fees	$2,584,285	$4,085,437
Change orders	344,400	202,498
Maintenance	3,495,908	3,928,079
Software licenses	2,333,016	2,525,933
Professional services	1,625,600	638,302
Hosting	572,935	517,239
Total	$10,956,144	$11,897,488

	For the three months ended
Revenue activity	September 30, 2013	September 30, 2012
Set-up fees	$988,990	$1,458,304
Change orders	119,870	48,417
Maintenance	1,186,023	1,307,547
Software licenses	430,323	847,297
Professional services	552,719	213,187
Hosting	199,696	183,568
Total	$3,477,621	$4,058,320

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $49,380 as of September 30, 2013 and $84,210 as of December 31, 2012, respectively.

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	September 30, 2013	December 31, 2012
Beginning of period	$84,210	$142,444
Bad debt expense	(4,830)	(58,234)
Write-offs	(30,000)	-0-
End of period	$49,380	$84,210

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2013, $129,390 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2013. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2013, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 11% of our revenues during the nine month period ended September 30, 2013 or approximately $1,221,000 and another customer accounted for 9% or approximately $959,000. One customer accounted for 21% of our revenues during the nine month period ended September 30, 2012 or approximately $2,442,000 and another customer accounted for 17% or approximately $2,043,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2013	1	11%	2	29%
December 31, 2012	2	35%	3	54%
September 30, 2012	2	38%	1	13%

The table below provides revenues from European customers for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

European revenues
For the nine months ended
September 30, 2013		September 30, 2012
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,214,121	11%	$1,157,462	10%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2013, the Company had $4,635,964 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years. The Company had $3,414,966 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $175,095 and $191,894 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in research and development and are expensed as incurred. ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985.20. During the nine month periods ended September 30, 2013 and September 30, 2012 we spent approximately $1,718,079 and $1,867,778 respectively, on research and development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2013, we adopted the following new accounting pronouncements:

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

NOTE 3:                GOING CONCERN

We have experienced net losses and negative cash flows from operations and have utilized debt and equity financings to help provide for our working capital, capital expenditure and R&D needs. We will continue to require substantial funds to continue our research and development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the following: problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending September 30, 2013 there is substantial doubt about the Company’s ability to continue as a going concern.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 87,515,641 and 86,496,550 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 87,867,268 and 86,526,332 for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

Antidilutive shares aggregating 79,502,620 and 82,521,509 have been omitted from the calculation of dilutive earnings (loss) per share for the nine month periods ended September 30, 2013 and September 30, 2012, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares: There were no differences between basic and diluted earnings per share for the nine month periods ended September 30. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2013 and September 30, 2012, respectively.

Anti-dilutive security	September 30, 2013	September 30, 2012
Preferred stock	2,750,149	2,750,149
Employee stock options	6,175,000	10,502,500
Warrants	44,728,873	44,089,580
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	1,228,598	559,280
Total	79,502,620	82,521,509

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

For the nine months ended
	September 30, 2013			September 30, 2012
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(4,621,397)	87,515,641	$(0.05)	$(6,417,743)	86,496,550	$(0.07)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$(4,621,397)	87,515,641	$(0.05)	$(6,417,743)	86,496,550	$(0.07)

For the three months ended
	September 30, 2013			September 30, 2012
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$1,680,481	87,867,268	$0.02	$(4,465,210)	86,526,332	$(0.05)

Effect of dilutive securities

None	-0-	-0-	-0-	-0-	-0-	-0-
Diluted EPS	$1,680,481	87,867,268	$0.02	$(4,465,210)	86,526,332	$(0.05)

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,578,095	$1,288,626	$289,469	$1,519,617	$1,181,451	$338,166	5
Leasehold improvements	92,786	73,771	19,015	92,686	68,044	24,642	5
Computer software	1,549,577	1,459,622	89,955	1,502,524	1,403,705	98,819	3
Office furniture	114,001	97,229	16,772	110,780	90,604	20,176	5
Total	$3,334,459	$2,919,248	$415,211	$3,225,607	$2,743,804	$481,803

Depreciation expense for the nine month periods ended September 30, 2013 and September 30, 2012 was $174,436 and $308,666, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	September 30, 2013			December 31, 2012
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
Customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-

Amortization expense was $-0- and $232,117 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2013	December 31, 2012
Accounts payable	$356,470	$665,139
Accrued payroll and related costs	466,420	383,859
Other accrued expenses	85,094	124,154
Accrued interest	1,098,196	951,213
Total accounts payable and accrued expenses	$2,006,180	$2,124,365

NOTE 8:                LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director. The line of credit matures on March 17, 2014 and carries a variable interest rate based on the prime rate. At September 30, 2013, $800,000 was outstanding on the line of credit at an interest rate of 2.75%.

At September 30, 2013, the Company owed $5,667,866 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	September 30,		Long		Long
date	date	rate	2013	Current	term	Current	term
12/31/2011	1/1/2015	12%	$1,600,000	$-0-	$-0-	$-0-	$1,600,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	-0-	20,000	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
1/1/2013	1/1/2015	10%	308,562	-0-	308,562	-0-	-0-
1/1/2013	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
1/1/2013	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
3/5/2013	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
Discount on note payable				-0-	-0-	-0-	(599,916)
Total			$5,667,866	$17,500	$634,487	$-0-	$4,415,963

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

On January 1, 2013 the Company issued promissory notes in the amount of $431,987 in exchange for existing promissory notes in the same amount. The promissory notes carry an interest rate of 10% and have a maturity date of January 1, 2015.

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

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2013.

				Principal			Discount	Carrying
				at			at	amount at	Carrying amount
				September		Total	September	September	Short term		Long term
Date of	Maturity	Interest	Original	30,	Allocated	discount	30,	30,		Non		Non
issuance	date	rate	principal	2013	discount	amortized	2013	2013	Related	related	Related	related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	200,000	-0-	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$275,000	$8,965,000	$265,000

The following table summarizes the convertible debt outstanding as of December 31, 2012.

				Principal			Discount	Carrying
				at			at	amount at	Carrying amount
				December		Total	December	December	Short term		Long term
Date of	Maturity	Interest	Original	31,	Allocated	discount	31,	31,		Non		Non
issuance	date	rate	principal	2012	discount	amortized	2012	2012	Related	related	Related	related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	12/16/2013	12%	160,000	160,000	44,024	44,024	-0-	160,000	160,000	-0-	-0-	-0-
12/16/2008	1/1/2014	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$160,000	$75,000	$8,965,000	$465,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2013, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $107,858 of accrued interest at September 30, 2013.

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2013 are as follows:

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the nine month periods ended September 30, 2013 and September 30, 2012.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2013 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011 and 2013 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at September 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$4,024,558	$-0-	$-0-	$4,024,558
Warrant liability	7,475,176	-0-	-0-	7,475,176
Total of derivative liabilities	$11,499,734	$-0-	$-0-	$11,499,734

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2013

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at September 30, 2013
Risk free interest rate		0.13%
Dividend yield		0.00%
Expected volatility	191.87	to	235.24
Expected life (range in years)
Conversion feature liability	0.21	to	2.25
Warrant liability	0.21	to	2.50

A summary of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,287,323	$-0-	$-0-	$2,287,323
Warrant liability	6,287,598	-0-	-0-	6,287,598
Total of derivative liabilties	$8,574,921	$-0-	$-0-	$8,574,921

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

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

	Other income for the nine months ended
	September 30, 2013	September 30, 2012
The net amount of (losses) for the period included in earnings attributable to the unrealized loss from changes in derivative liabilities at the reporting date	$(2,524,671)	$(4,804,260)

Total unrealized (losses) included in earnings	$(2,524,671)	$(4,804,260)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended September 30, 2013 and December 31, 2012. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2013 and December 31, 2012.

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Period ended September 30, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$1,737,235	$-0-	$-0-	$4,024,558
Warrant liability	6,287,598	-0-	787,436	400,142	-0-	7,475,176
Total of derivative liabilties	$8,574,921	$-0-	$2,524,671	$400,142	$-0-	$11,499,734

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,528,412	$-0-	$-0-	$2,287,323
Warrant liability	1,692,708	-0-	4,594,890	-0-	-0-	6,287,598
Total of derivative liabilties	$2,451,619	$-0-	$6,123,302	$-0-	$-0-	$8,574,921

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2013 are as follows:

2013	$146,166
2014	528,154
2015	493,130
2016	270,852
2017	45,682
Total	$1,483,984

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $665,932 and $649,424 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

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

2013	$625,000
2014	450,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,425,000

During the nine month periods ended September 30, 2013 and September 30, 2012 the Company recorded a charge to earnings of $144,972 and $166,442 respectively, which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2013 and September 30, 2012 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

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

As of September 30, 2013, we have an aggregate of $13,780,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

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

For the nine months ended September 30, 2013 and September 30, 2012 we incurred $1,750,327 and $1,573,444, respectively, in interest expense payable to related parties.

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

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

As of September 30, 2013 we had the following outstanding securities:

o     87,834,659 shares of common stock issued and outstanding;

o     44,728,873 warrants issued and outstanding to purchase shares of our common stock;

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2013 and September 30, 2012, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of September 30,		Cumulative arrearage as of September 30,
Series of preferred stock	2013	2012	2013	2012

Series A	$2,328,450	$2,122,189	$0.56	$0.51
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,410,430	$4,204,169

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

The following table presents preferred dividends accreted for the nine month periods ended September 30, 2013 and September 30, 2012, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted nine months ended September 30,		Dividends per share nine months ended September 30,
	2013	2012	2013	2012
Preferred stock dividends in arrears Series A	$154,272	$177,528	$0.037	$0.043
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the nine month periods ended September 30, 2013 and September 30, 2012, and the related changes during these periods.

September 30, 2013 warrants outstanding						September 30, 2013 warrants exercisable
Range of exercise price			Number outstanding at September 30, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at September 30, 2013	Weighted average exercise price
$0.25	-	0.60	44,728,873	2.27	$0.36	44,728,873	$0.36

December 31, 2012 warrants outstanding						December 31, 2012 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$0.25	-	0.60	43,412,873	2.32	$0.36	43,412,873	$0.36

Warrants
Balance at December 31, 2012	43,412,873
Issued	2,116,000
Exercised	-0-
Expired/forfeited	(800,000)
Balance at September 30, 2013	44,728,873
Warrants exercisable at September 30, 2013	44,728,873
Weighted average fair value of warrants granted during 2013	$0.21

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance December 31, 2011	$(53,714)	$(53,714)
2012 Activity	(15,378)	(15,378)
Balance at December 31, 2012	(69,092)	(69,092)
2013 Activity	(30,485)	(30,485)
Balance at September 30, 2013	$(99,577)	$(99,577)

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

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

As of September 30, 2013, there were 3,851,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2013, there were 2,424,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of September 30, 2013, there were 2,324,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2011	11,158,000	$0.37	2.52	$-0-
Granted	425,000	0.12
Exercised	(265,000)	0.20
Forfeited/cancelled/expired	(865,500)	0.43

Outstanding at December 31, 2012	10,452,500	0.36	1.68	$149,598
Granted	200,000	0.18
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,377,500)	0.43

Outstanding at September 30, 2013	6,175,000	$0.30	1.72	$133,165

Vested and exercisable at September 30, 2013	5,329,166	$0.33	1.45	$82,165

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013.

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2013 and September 30, 2012, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the nine months ended September 30, 2013	593,833	$62,204
Fair value of options vesting during the nine months ended September 30, 2012	691,333	$70,383

Cash received from stock option exercises for the nine month periods ended September 30, 2013 and September 30, 2012 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2013 and September 30, 2012.

The following table summarizes information concerning options outstanding at September 30, 2013:

	Awards breakdown by price range at September 30, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,111,000	2.29	$0.15	2,365,166	1.97	$0.16
0.21	to	0.29	1,025,000	1.44	0.25	925,000	1.08	0.25
0.30	to	0.49	395,000	0.52	0.46	395,000	0.52	0.46
0.50	to	0.70	1,644,000	1.12	0.59	1,644,000	1.12	0.59
0.00	to	0.70	6,175,000	1.72	$0.30	5,329,166	1.45	$0.33

The following table summarizes information concerning options outstanding at December 31, 2012:

	Awards breakdown by price range at December 31, 2012
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,428,500	3.02	$0.15	2,035,083	2.50	$0.17
0.21	to	0.29	2,550,000	1.18	0.26	2,550,000	1.18	0.26
0.30	to	0.49	755,000	0.79	0.45	755,000	0.79	0.45
0.50	to	0.70	3,719,000	0.97	0.60	3,719,000	0.97	0.60
0.00	to	0.70	10,452,500	1.68	$0.36	9,059,083	1.36	$0.39

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2013 was $0.17 and $0.10 during the nine month period ended September 30, 2012. The Black Scholes option-pricing model was utilized to calculate these values.

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

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

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

Below are the assumptions for the fair value of share-based payments for the nine month periods ended September 30, 2013 and September 30, 2012.

	Stock option assumptions for the nine months ended
Stock option assumptions	September 30, 2013	September 30, 2012
Risk-free interest rate	0.70%	0.37%
Expected dividend yield	0.0%	0.0%
Expected volatility	203.4%	186.6%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	2013	2012
Stock options granted during the nine month period ended September 30,	$0.17	$0.10

Stock options vested during the nine month period ended September 30,	$0.10	$0.10

Stock options forfeited during the nine month period ended September 30,	$0.28	$0.33

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2013, and changes during the nine month period ended September 30, 2013 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2013	1,393,417	$0.10

Nonvested shares at September 30, 2013	845,834	$0.12

As of September 30, 2013, approximately $68,959 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.8 year.

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

NOTE 15:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	September 30, 2013	September 30, 2012
Federal statutory rate applied to loss before income taxes	$(1,662,692)	$(2,327,610)
Increase/(decrease) in income taxes results from:
Current tax expense	48,599	54,699
Non deductible expenses	1,144,767	1,961,459
Change in deferred assets	37,086	62,632
Change in valuation allowance	480,839	303,519

Income tax expense	$48,599	$54,699

The components of income tax expense (benefit) for the nine month periods ended:

	September 30, 2013	September 30, 2012
Current tax expense:	$48,599	$54,699
Deferred tax expense/(benefit):
Bad debt allowance	13,106	(47,701)
Operating loss carryforward	(531,031)	(318,450)
Patent litigation settlement	37,086	62,632
	(480,839)	(303,519)
Valuation allowance	480,839	303,519

Total tax expense	$48,599	$54,699

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30, 2013	September 30, 2012
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	17,608	100,330
Patent litigation liability accrual	349,596	401,020
Operating loss carryforwards	17,887,001	17,238,505
Gross deferred tax assets	18,537,904	18,023,553
Valuation allowance	(18,537,904)	(18,023,553)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carryforwards (NOL) for income tax purposes of approximately $49,779,986. This loss is allowed to be offset against future income until the year 2033 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through September 30, 2013. The change in the valuation allowance for the nine month period ended September 30, 2013 was an increase of $480,839.

 OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

(unaudited)

NOTE 16:              SUBSEQUENT EVENTS

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the 4 shareholders of Promasys B.V. pursuant to a share exchange agreement in exchange for 435,998 euros (approximately $593,000) and 2,270,000 shares of our common stock with a fair value of $0.25 per share ($567,500). We issued the 2,270,000 shares to 3 of the shareholders who were all non US- persons / non US- entities and the issuance of the shares to them occurred in an offshore transaction. The issuance of the 2,270,000 shares of common stock to the 3 shareholders of Promasys B.V pursuant to the share exchange agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof.

Subsequent to September 30, 2013 the Company drew an additional $750,000 on its Line of Credit. The proceeds were primarily used to finance the acquisition of Promasys B.V.

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

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R & D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,718,079 and $1,867,778 on R & D activities during the nine months ended September 30, 2013 and September 30, 2012, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2012, we emphasized commercializing our products on a licensed basis.  During 2012 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first nine months of 2013 we added five new clients to our base of installed licenses.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2013.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to expand the scope of our sales and marketing operations there.  In 2012 we expanded our presence in Europe with the establishment of a wholly owned subsidiary in Spain, OmniComm Spain S.L. The European market accounted for approximately 11% of total revenues for the nine months ended September 30, 2013.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2013.  We increased the marketing and business development budget for our TrialOne product during 2012 and the first nine months of 2013 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2013 and September 30, 2012 is included in the table below.

Summarized Statement of Operations

For the nine months ended

September 30,

		% of		% of	$	%
	2013	Revenues	2012	Revenues	Change	Change
Total revenues	$10,956,144		$11,897,488		$(941,344)	-7.9%

Cost of sales	2,239,454	20.4%	2,418,324	20.3%	(178,870)	-7.4%

Gross margin	8,716,690	79.6%	9,479,164	79.7%	(762,474)	-8.0%

Salaries, benefits and related taxes	6,496,528	59.3%	6,374,375	53.6%	122,153	1.9%
Rent	665,932	6.1%	649,424	5.5%	16,508	2.5%
Consulting	117,410	1.1%	144,496	1.2%	(27,086)	-18.7%
Legal and professional fees	205,767	1.9%	236,967	2.0%	(31,200)	-13.2%
Other expenses	627,660	5.7%	1,071,790	9.0%	(444,130)	-41.4%
Selling, general and administrative	634,481	5.8%	698,512	5.9%	(64,031)	-9.2%
Total operating expenses	8,747,778	79.8%	9,175,564	77.1%	(427,786)	-4.7%

Operating income/(loss)	(31,088)	-0.3%	303,600	2.6%	(334,688)	-110.2%

Interest expense	(1,858,279)	-17.0%	(1,662,981)	-14.0%	(195,298)	11.7%
Interest income	9	0.0%	225	0.0%	(216)	-96.0%
Other comprehensive (loss)	(4,497)	0.0%	6	0.0%	(4,503)	n/m
Loss on sale of fixed assets	-0-	0.0%	(22,106)	-0.2%	22,106	-100.0%
Change in derivatives	(2,524,671)	-23.0%	(4,804,260)	-40.4%	2,279,589	-47.4%

(Loss) before income taxes and dividends	(4,418,526)	-40.3%	(6,185,516)	-52.0%	1,766,990	-28.6%
Income tax (expense)	(48,599)	-0.4%	(54,699)	-0.5%	6,100	-11.2%

Net (loss)	(4,467,125)	-40.8%	(6,240,215)	-52.4%	1,773,090	-28.4%

Total preferred stock dividends	(154,272)	-1.4%	(177,528)	-1.5%	23,256	-13.1%

Net loss attributable to common stockholders	$(4,621,397)	-42.2%	$(6,417,743)	-53.9%	$1,796,346	-28.0%

Net loss per share	$(0.05)		$(0.07)

Weighted average number of shares outstanding	87,515,641		86,496,550

Revenues for the nine months ended September 30, 2013 decreased 7.9% as compared to the nine months ended September 30, 2012. The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2013 and September 30, 2012.

	For the nine months ended
Revenue activity	September 30, 2013		September 30, 2012		$ Change	% Change
Set-up fees	$2,584,285	23.6%	$4,085,437	34.3%	$(1,501,152)	-36.7%
Change orders	344,400	3.1%	202,498	1.7%	141,902	70.1%
Maintenance	3,495,908	32.0%	3,928,079	33.0%	(432,171)	-11.0%
Software licenses	2,333,016	21.3%	2,525,933	21.2%	(192,917)	-7.6%
Professional services	1,625,600	14.8%	638,302	5.4%	987,298	154.7%
Hosting	572,935	5.2%	517,239	4.3%	55,696	10.8%
Total	$10,956,144	100.0%	$11,897,488	100.0%	$(941,344)	-7.9%

Overall Revenue decreased by $941,344 or 7.9%. This is primarily the result of a decrease in Set-up fees. This was partially offset by an increase in Professional Services of $987,298 or 154.7%. Professional services were $1,625,600 and $638,302 for the nine months ended September 30, 2013 and September 30, 2012 respectively.

We recorded Revenue of $7,269,312, including $1,220,273 from licensing and $2,045,492 from maintenance associated with our TrialMaster suite during the nine months ended September 30, 2013 compared with Revenue of $8,398,821 that included $1,377,287 in licensing revenues and $2,308,526 in maintenance revenues during the nine months ended September 30, 2012.

We recorded $2,598,287 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the nine months ended September 30, 2013 compared with $3,360,120 for the nine months ended September 30, 2012.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 results included a non-recurring order for additional licenses from a long time client.

We recorded $326,692 in revenues from hosting activities and $384,606 in consulting services associated with the eClinical suite during the nine months ended September 30, 2013 compared with $429,939 from hosting activities and $256,961 from consulting activities for the nine months ended September 30, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded $1,088,544 in revenues associated with clients of our TrialOne EDC software for the nine months ended September 30, 2013 compared with $138,546 for the nine months ended September 30, 2012.  The 2013 results included $678,019 in licensing revenue and $382,800 in consulting revenues. We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded $412,947 in Reimbursable revenues for the nine months ended September 30, 2013 and $579,898 for the nine months ended September 30, 2012. These amounts represent amounts associated with third-party services provided to our customers by our service and product partners. Although the services or products are provided by these third-party partners, we have a primary contractual obligation to our customers. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf. In accordance with ASC 605-45, Principal Agent Consideration, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. While these relationships are an important part of our service offering we do not expect these amounts to grow.

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

Our top five customers accounted for approximately 38.7% of our revenues during the nine months ended September 30, 2013 and approximately 51.1% of our revenues during the nine months ended September 30, 2012.  One customer accounted for approximately 11.1% and another accounted for approximately 8.8% of our revenues during the nine months ended September 30, 2013.   One customer accounted for approximately 20.5% and another accounted for approximately 17.2% during the nine months ended September 30, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 7% or $178,870 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  Cost of goods sold were approximately 20.4% of revenues for the nine months ended September 30, 2013 compared to approximately 20.3% for the nine months ended September 30, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold decreased during the nine months ended September 30, 2013 primarily due to a decrease in volume relating to pass-through expenses for a third-party service that is classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 4.7% for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.  We are maintaining our focus on keeping our cost structure in line with our revenue.  Total operating expenses were approximately 79.8% of revenues during the nine months ended September 30, 2013 compared to approximately 77.1% of revenues for the nine months ended September 30, 2012. We expect operating expenses to decrease as a percentage of revenues. We believe we are currently achieving operating and administrative efficiencies at the operating expense level that will provide us leverage as our client and revenue base increase.

Salaries and related expenses were our biggest operating expense at 74.3% of total operating expenses for the nine months ended September 30, 2013 compared to 69.5% of total operating expenses for the nine months ended September 30, 2012.  Salaries and related expenses increased approximately 1.9% for the nine months ended September 30, 2013 when compared to the same period that ended September 30, 2012.  The increase in salary expense is related to the additional staff required to support our increased workload resulting from the successful acquisition of new business coupled with cost of living and merit increases that occurred during the 4th quarter of 2012.  The table below provides a summary of the significant components of salary and related expenses by primary cost category for the nine month periods ended September 30.

For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
OmniComm corporate operations	$4,957,947	$4,948,201	$9,746	0.2%
New Jersey operations office	258,756	216,996	41,760	19.2%
OmniComm Europe, GmbH	630,622	753,657	(123,035)	-16.3%
OmniComm Ltd.	442,776	404,010	38,766	9.6%
OmniComm Spain	111,100	-0-	111,100	n/a
Employee stock compensation	95,327	51,511	43,816	85.1%
Total salaries and related expenses	$6,496,528	$6,374,375	$122,153	1.9%

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

During the nine months ended September 30, 2013 and the nine months ended September 30, 2012 we incurred $95,327 and $51,511, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 2.5% during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is primarily associated with increases in our Corporate office, Co-location and disaster recovery facilities and German office rent expense offset by decreases in our New Jersey and U.K. office rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  In September 2010 we renewed our corporate office lease.  That lease now extends through September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the first nine months of 2013 was a reduction in expense of $5,691 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a reduction in expense of $6,965 in the first nine months of 2012.

For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Corporate office	$266,414	$238,780	$27,634	11.6%
Co-location and disaster recovery facilities	249,697	243,193	6,504	2.7%
New Jersey operations office	38,208	59,699	(21,491)	-36.0%
OmniComm Europe, GmbH	64,823	38,855	25,968	66.8%
OmniComm Ltd.	46,552	75,862	(29,310)	-38.6%
OmniComm Spain	5,929	-0-	5,929	n/a
Straight-line rent expense	(5,691)	(6,965)	1,274	-18.3%
Total	$665,932	$649,424	$16,508	2.5%

Consulting services expense decreased to $117,410 for the nine months ended September 30, 2013 compared with $144,496 for the nine months ended September 30, 2012, a decrease of $27,086 or 18.7%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the first nine months of 2012 as we utilized the services of additional third-party sources for portions of our product development work.

For the nine months ended
Expense Category	September 30, 2013	September 30, 2012	$ Change	% Change
Sales and marketing	$21,412	$19,278	$2,134	11.1%
Product development	95,998	125,218	(29,220)	-23.3%
Total	$117,410	$144,496	$(27,086)	-18.7%

Legal and professional fees decreased approximately 13.2% for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation or for services rendered to us related to securities and SEC related matters. During 2013, legal and professional fees decreased primarily due to decreases in Legal–employment related and General legal expense. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2013 and September 30, 2012, respectively.

For the nine months ended
Expense Category	September 30, 2013	September 30, 2012	$ Change	% Change
Audit and related	$57,178	$50,916	$6,262	12.3%
Accounting services	105,164	99,759	5,405	5.4%
Legal-employment related	16,199	59,310	(43,111)	-72.7%
Legal-financial related	13,167	6,807	6,360	93.4%
General legal	14,059	20,175	(6,116)	-30.3%
Total	$205,767	$236,967	$(31,200)	-13.2%

Selling, general and administrative expenses (“SGA”) decreased by approximately $64,031 or 9.2% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This decrease is primarily due to decreases in our License expense as well as our Miscellaneous expenses. During the nine months ended September 30, 2013 we recorded $144,972 in license fees associated with our license agreement with DataSci, LLC compared to $166,442 during the nine months ended September 30, 2012. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $270,000 on marketing, sales and advertising. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the nine month period ended September 30, 2013 we recognized a reversal of $4,830 of bad debt expense as compared to an expense of $126,764 for the nine month period ended September 30, 2012.   During the remainder of 2013 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2013.

Interest expense was $1,858,279 during the nine months ended September 30, 2013 compared to $1,662,981 for the nine months ended September 30, 2012, an increase of $195,298 or 11.7%.  Interest incurred to related parties was $1,750,327 during the nine months ended September 30, 2013 and $1,573,444 for the nine months ended September 30, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011 and 2013.  The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2013 and September 30, 2012.

Interest Expense

For the nine months ended
Debt Description	September 30, 2013	September 30, 2012	$ Change
Accretion of discount from derivatives	$456,750	$356,715	$100,035
August 2008 convertible notes	143,605	144,132	(527)
December 2008 convertible notes	446,972	448,609	(1,637)
Sept 2009 secured convertible debentures	107,704	108,099	(395)
Dec 2009 convertible debentures	133,733	134,222	(489)
General interest	66,966	67,016	(50)
Related party notes payable	502,549	404,188	98,361
Total	$1,858,279	$1,662,981	$195,298

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2013.  We recorded a net unrealized loss of $2,524,671 during the nine months ended September 30, 2013 compared with a net unrealized loss of $4,804,260 during the nine months ended September 30, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2013 and September 30, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $154,272 and $154,837 in its 5% Series A Preferred Stock dividends for the nine month periods ended September 30, 2013, and September 30, 2012, respectively.  As of September 30, 2013, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,328,450
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,410,430

The three months ended September 30, 2013 compared with the three months ended September 30, 2012

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2013 and September 30, 2012 is included in the table below.

Summarized Statement of Operations

For the three months ended

September 30,

		% of		% of	$	%
	2013	Revenues	2012	Revenues	Change	Change
Total revenues	$3,477,621		$4,058,320		$(580,699)	-14.3%

Cost of sales	712,479	20.5%	741,052	18.3%	(28,573)	-3.9%

Gross margin	2,765,142	79.5%	3,317,268	81.7%	(552,126)	-16.6%

Salaries, benefits and related taxes	2,130,385	61.3%	2,086,203	51.4%	44,182	2.1%
Rent	199,492	5.7%	226,979	5.6%	(27,487)	-12.1%
Consulting	14,496	0.4%	77,060	1.9%	(62,564)	-81.2%
Legal and professional fees	53,312	1.5%	39,512	1.0%	13,800	34.9%
Other expenses	202,563	5.8%	243,088	6.0%	(40,525)	-16.7%
Selling, general and administrative	197,765	5.7%	232,371	5.7%	(34,606)	-14.9%
Total operating expenses	2,798,013	80.5%	2,905,213	71.6%	(107,200)	-3.7%

Operating income/(loss)	(32,871)	-0.9%	412,055	10.2%	(444,926)	-108.0%

Interest expense	(626,185)	-18.0%	(556,091)	-13.7%	(70,094)	12.6%
Interest income	3	0.0%	17	0.0%	(14)	-82.4%
Other comprehensive (loss)	3,780	0.1%	973	0.0%	2,807	288.5%
Change in derivatives	2,418,612	69.5%	(4,215,476)	-103.9%	6,634,088	-157.4%

Net income/(loss)	1,763,339	50.7%	(4,358,522)	-107.4%	6,121,861	-140.5%
Income tax (expense)	(30,869)	-0.9%	(54,699)	-1.3%	23,830	-43.6%
Net income/(loss)	1,732,470	49.8%	(4,413,221)	-108.7%	6,145,691	-139.3%

Total preferred stock dividends	(51,989)	-1.5%	(51,989)	-1.3%	-0-	0.0%

Net income/(loss) attributable to common stockholders	$1,680,481	48.3%	$(4,465,210)	-110.0%	$6,145,691	-137.6%

Net income/(loss) per share	$0.02		$(0.05)

Weighted average number of shares outstanding	87,867,268		86,526,332

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2013 and September 30, 2012.

	For the three months ended
Revenue Activity	September 30, 2013		September 30, 2012		$ Change	% Change
Set-up fees	$988,990	28.4%	$1,458,304	35.9%	$(469,314)	-32.2%
Change orders	119,870	3.5%	48,417	1.2%	71,453	147.6%
Maintenance	1,186,023	34.1%	1,307,547	32.2%	(121,524)	-9.3%
Software licenses	430,323	12.4%	847,297	20.9%	(416,974)	-49.2%
Professional services	552,719	15.9%	213,187	5.3%	339,532	159.3%
Hosting	199,696	5.7%	183,568	4.5%	16,128	8.8%
Total	$3,477,621	100.0%	$4,058,320	100.0%	$(580,699)	-14.3%

Overall Revenue decreased by $580,699 or 14.3%. This is primarily the result of decreases in Set-up fees and Software licenses partially offset by increases in Professional services and Change orders.

We recorded revenue of $2,467,960 including $285,527 from licensing and $668,283 from maintenance associated with our TrialMaster suite during the three months ended September 30, 2013 compared with revenue of $2,907,241 that included $499,840 in licensing revenues and $768,634 in maintenance revenues during the three months ended September 30, 2012.

We recorded $906,747 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended September 30, 2013 compared with $1,069,636 for the three months ended September 30, 2012.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 results included a non-recurring order for additional licenses from a long time client.

We recorded $101,650 in revenues from hosting activities and $162,270 in consulting services associated with the eClinical suite during the three months ended September 30, 2013 compared with $131,518 from hosting activities and $89,625 from consulting activities for the three months ended September 30, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $514,322 in revenues from maintenance relating to eClinical in the three months ending September 30, 2013 as compared to $510,702 for the three months ending September 30, 2012.

We recorded revenue of $102,914 including $16,291 from licensing and $61,230 from consulting associated with clients on our TrialOne EDC software for the three months ended September 30, 2013 compared with revenue of $81,444 including $9,666 from licensing and $41,567 from consulting for the three months ended September 30, 2012.   We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

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

Our top five customers accounted for approximately 39.0% of our revenues during the three months ended September 30, 2013 and approximately 49.6% of our revenues during the three months ended September 30, 2012.  One customer accounted for approximately 12.8% and another accounted for approximately 8.9% of our revenues during the three months ended September 30, 2013.   One customer accounted for approximately 21.4% of our revenues and another accounted for approximately 16.1% during the three months ended September 30, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 3.9% or $28,573 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Cost of goods sold were approximately 20.5% of revenues for the three months ended September 30, 2013 compared to approximately 18.3% for the three months ended September 30, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and the costs associated with pass-through revenues. Cost of goods sold decreased during the three months ended September 30, 2013 primarily due to a decrease in volume relating to pass-through expenses for third-party services that are classified under cost of goods sold.  The pass-through revenue and expense primarily relate to specific work being performed for a single client. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin. Although our experience to-date in licensing and deploying TrialMaster on a technology transfer or licensed basis has been limited, we expect our cost of goods sold related to these types of engagements to approximate 20% of revenues associated with those engagements.

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

Overall, total operating expenses decreased approximately 3.7% for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012.  The decrease in operating expenses is primarily the result of decreases in our Consulting, SG&A, Bad debt, and Depreciation expenses. In 2013 our Bad debt expense decreased due to improved collections of aged receivables. Total operating expenses were approximately 80.5% of revenues during the three months ended September 30, 2013 compared to approximately 71.6% of revenues for the three months ended September 30, 2012.

Salaries and related expenses were our biggest operating expense at 76.1% of total operating expenses for the three months ended September 30, 2013 compared to 71.8% of total operating expenses for the three months ended September 30, 2012.  Salaries and related expenses increased by 2.1% for the three months ended September 30, 2013 when compared to the same period that ended September 30, 2012.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
OmniComm corporate operations	$1,590,414	$1,642,137	$(51,723)	-3.1%
New Jersey operations office	91,952	49,344	42,608	86.3%
OmniComm Europe, GmbH	205,237	247,746	(42,509)	-17.2%
OmniComm Ltd.	168,470	129,192	39,278	30.4%
OmniComm Spain	38,826	-0-	38,826	n/a
Employee stock compensation	35,486	17,784	17,702	99.5%
Total salaries and related expenses	$2,130,385	$2,086,203	$44,182	2.1%

During the three months ended September 30, 2013 and the three months ended September 30, 2012 we incurred $35,486 and $17,784, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 12.1% during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is primarily associated with increases in our Corporate and German office rent expenses offset by reductions in our Co-location and disaster recovery facilities, UK and New Jersey office rent expenses.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  That lease was renewed in the first quarter of 2013 and now expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending September 30, 2013 was a decrease in expense of $1,500 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $4,986 for the three month period ending September 30, 2012.

For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Corporate office	$83,143	$82,172	$971	1.2%
Co-location and disaster recovery facilities	64,879	84,606	(19,727)	-23.3%
New Jersey operations office	13,293	20,296	(7,003)	-34.5%
OmniComm Europe, GmbH	21,984	19,797	2,187	11.0%
OmniComm Ltd.	15,702	25,094	(9,392)	-37.4%
OmniComm Spain	1,991	-0-	1,991	n/a
Straight-line rent expense	(1,500)	(4,986)	3,486	-69.9%
Total	$199,492	$226,979	$(27,487)	12.1%

Consulting services expense decreased to $14,496 for the three months ended September 30, 2013 compared with $77,060 for the three months ended September 30, 2012. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during the three months of 2012 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	September 30, 2013	September 30, 2012	$ Change	% Change
Sales and marketing	$2,652	$9,104	$(6,452)	-70.9%
Product development	11,844	67,956	(56,112)	-82.6%
Total	$14,496	$77,060	$(62,564)	-81.2%

Legal and professional fees increased approximately 34.9% for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During the third quarter of 2013 legal and professional fees increased primarily due to increases in Accounting services and Legal– employment related expenses. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2013 and September 30, 2012, respectively.

For the three months ended
Expense Category	September 30, 2013	September 30, 2012	$ Change	% Change
Audit and related	$5,180	$4,737	$443	9.4%
Accounting services	34,479	23,579	10,900	46.2%
Legal-employment related	8,758	6,677	2,081	31.2%
Legal-financial related	3,500	2,332	1,168	50.1%
General legal	1,395	2,187	(792)	-36.2%
Total	$53,312	$39,512	$13,800	34.9%

Selling, general and administrative expenses (“SGA”) decreased by $34,606 or approximately 14.9% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is primarily due to decreases in Miscellaneous expenses. In addition, SGA expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, FL, Monmouth Junction, New Jersey, Southampton, England Barcelona, Spain and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SGA includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2012 the company spent approximately $270,000 on marketing, sales and advertising. We expect that the 2013 marketing, sales and advertising expenses will be in line with the prior year’s expenditures.

During the three month period ended September 30, 2013 we recognized $8,191 for bad debt expense as compared to an expense of $42,619 for the three month period ended September 30, 2012.  This was the primarily the result of an increase in collections of aged receivable balances that had required us to increase our reserve in prior periods. During 2013 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2013.

Interest expense was $626,185 during the three months ended September 30, 2013 compared to $556,091 for the three months ended September 30, 2012, an increase of $70,094.  Interest incurred to related parties was $588,425 during the three months ended September 30, 2013 and $527,442 for the three months ended September 30, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011 and 2013.  The table below provides detail on the significant components of interest expense for the three months ended September 30, 2013 and September 30, 2012.

Interest Expense

For the three months ended
Debt Description	September 30, 2013	September 30, 2012	$ Change
Accretion of discount from derivatives	$152,250	$118,905	$33,345
August 2008 convertible notes	48,395	48,395	-0-
December 2008 convertible notes	150,628	150,628	-0-
Sept 2009 secured convertible debentures	36,296	36,296	-0-
Dec 2009 convertible debentures	45,067	45,067	-0-
General interest	24,000	21,087	2,913
Related party notes payable	169,549	135,713	33,836
Total	$626,185	$556,091	$70,094

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2013.  We recorded a net unrealized gain of $2,418,612 during the three months ended September 30, 2013 compared with a net unrealized loss of $4,215,476 during the three months ended September 30, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2013 and September 30, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,989 and $51,989 in its 5% Series A Preferred Stock dividends for the three month periods ended September 30, 2013, and September 30, 2012, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,328,450
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,410,430

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2013, we had working capital deficit of approximately $17,310,410.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	September 30, 2013	December 31, 2012	$ Change
Cash	$394,949	$873,315	$(478,366)
Accounts receivable, net of allowance for doubtful accounts	1,292,547	1,240,898	51,649
Prepaids	137,974	131,942	6,032
Current assets	1,825,470	2,246,155	(420,685)

Accounts payable and accrued expenses	2,006,180	2,124,365	(118,185)
Notes payable, current portion	17,500	-0-	17,500
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	3,414,966	3,732,240	(317,274)
Line of Credit	800,000	-0-	800,000
Convertible notes payable, current portion, net of discount	275,000	75,000	200,000
Convertible notes payable, related parties, current portion, net of discount	160,000	160,000	-0-
Conversion feature liability, related parties	3,882,966	2,240,782	1,642,184
Conversion feature liability	141,592	46,541	95,051
Warrant liability	138,187	192,445	(54,258)
Warrant liability, related parties	7,336,989	6,095,153	1,241,836
Current liabilities	19,135,880	15,629,026	3,506,854

Working capital (deficit)	$(17,310,410)	$(13,382,871)	$(3,927,539)

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2013	September 30, 2012
Net cash (used in) operating activities	$(1,140,037)	$(295,657)
Net cash (used in) investing activities	(107,844)	(58,698)
Net cash provided by/(used in) financing activities	800,000	(131,800)

Net (decrease) in cash and cash equivalents	(478,366)	(496,741)

Changes in working capital accounts	81,424	54,220

Effect of non-cash transactions on cash and cash equivalents	$3,245,664	$5,890,338

Cash and Cash Equivalents

Cash and cash equivalents decreased by $478,366 to $394,949 at September 30, 2013. The decrease is primarily comprised of a net loss of $4,467,125, changes in working capital accounts of $81,424 and an increase from non-cash transactions of $3,245,664. During the nine months ended September 30, 2013 we had investing activities comprised of net purchases of property and equipment of $107,844. For financing activities, we borrowed $800,000 against our revolving line of credit.

During 2012 and the first nine months of 2013, our ability to collect on trade receivables improved as compared to fiscal 2011 and prior periods.  Our expectation is that during the remainder of 2013 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2013:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,667,865	$17,500	(2)	$2,234,486	(3)	$3,415,879	(4)	$-0-
Convertible notes	9,665,000	435,000	(5)	250,000	(6)	8,980,000	(7)	-0-
Lines of credit (8)	800,000	800,000		-0-		-0-		-0-
Operating lease obligations (9)	1,483,984	545,494		505,794		371,787		60,909
Patent licensing fees (10)	2,425,000	962,500		450,000		450,000		562,500
Total	$20,041,849	$2,760,494		$3,440,280		$13,217,666		$623,409

1.	Amounts do not include interest to be paid.
2.	Includes $17,500 of 12% notes payable that mature in January 2014.
3.	Includes $20,000 of 12% notes payable that mature in December 2014; $431,986 of 10% notes payable that mature in January 2015; and $1,782,500 of 12% notes payable that mature in January 2015.
4.	Includes $549,000 of 12% notes payable that mature in January 2016 and $2,866,879 of 12% notes payable that mature in April 2016.
5.

Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share; $160,000 of 12% convertible notes that mature in December 2013 and $200,000 of convertible notes that mature in January 2014.

6.	Includes $150,000 in 10% convertible notes that mature in January 2015 and $100,000 in 12% convertible notes that mature in January 2015.
7.	Includes $1,770,000 in 10% convertible notes that mature in January 2016 and $7,210,000 in 12% convertible notes that mature in January 2016.
8.	Includes $800,000 due on the revolving line of credit with The Northern Trust Company.
9.	Includes office lease obligations for our headquarters in Fort Lauderdale, our regional operating office in New Jersey, our R & D office in England and our European headquarters in Bonn, Germany.
10.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $182,858 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

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

During the next twelve months we expect debt in the aggregate amount of $1,252,500 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
●	$160,000 of 12% convertible notes that mature in December 2013 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
●	$200,000 of 12% convertible notes that mature in January 2014 that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $0.50 per share;
●	$17,500 of 12% notes payable that mature in January 2014; and
●	$800,000 due on our line of credit that matures in March 2014.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2013, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 27, 2013 regarding our audited financial statements for the year ended December 31, 2012.

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

During the first nine months of 2013, we adopted the following new accounting pronouncements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the 4 shareholders of Promasys B.V. pursuant to a share exchange agreement in exchange for 435,998 euros and 2,270,000 shares of our common stock.  We issued the 2,270,000 shares to 3 of the shareholders who were all non US- persons / non US- entities and the issuance of the shares to them occurred in an offshore transaction. The issuance of the 2,270,000 shares of common stock to the 3 shareholders of Promasys B.V pursuant to the share exchange agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the 4 shareholders of Promasys B.V. pursuant to a share purchase agreement and as a result, Promasys B.V. became our wholly owned subsidiary.  Promasys B.V. is involved in the development and marketing of software and services relating to clinical data management (“Business”) and since its establishment in 2004, Promasys B.V. has built an international customer base, with a focus on the academic market and a strong presence in Asia. As consideration for the acquisition, we paid an aggregate of 435,998 euros (approximately $593,000) to one of the shareholders of Promasys B.V and issued an aggregate of 2,270,000 shares of our common stock with a fair value of $0.25 per share ($567,500) to the other 3 shareholders of Promasys B.V.   On the same day, and in connection with the share purchase agreement, we also entered into an employment agreement with one of the shareholders and a management agreement with the principal of a second shareholder pursuant to which, among other things, the individuals shall continue providing services to us as it relates to the Business. The foregoing description of the share purchase agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement which we have filed as Exhibit 10.71 to this Quarterly Report on Form 10-Q.

In conjunction with the share purchase agreement of the capital stock of Promasys B.V., effective October 31, 2013, our Board of Directors appointed Dr. Adam F. Cohen to serve on our Board of Directors. It is expected that Dr. Cohen will be a member of the Compensation and Governance and Nominating Committees. Dr. Cohen, age 61, has no family relationships with any of the executive officers or directors of the Company. Dr. Cohen was a director of Promasys B. V. and held a 10% equity interest in Promasys B.V. prior to the acquisition. He received 790,000 shares of OmniComm’s common shares at $0.25 per share in exchange for his interest in Promasys B.V. Other than the acquisition of Promasys B.V. there have been no related party transactions in the past two years in which the Company or any of its subsidiaries was or is to be a party, in which Dr. Cohen had, or will have, a direct or indirect material interest.

Dr. Cohen currently serves as the CEO of CHDR, a clinical research unit based in Leiden in the Netherlands. Dr. Cohen graduated in Pharmacy and Medicine from Leiden University. He subsequently joined the department of Clinical Pharmacology of the Wellcome Research Laboratories in Beckenham, UK where he obtained experience in early drug development. This work led to a PhD thesis about the development of an antihistamine (acrivastine) and an antiepileptic (lamotrigine). Further training in internal medicine was obtained at King’s College Hospital in London. Phase II-III drug development experience was obtained as European Clinical project leader for t-PA at Wellcome. He is professor of Clinical Pharmacology at Leiden University and has a clinical attachment at the department of nephrology at Leiden University Medical Centre. He is author of more than two hundred publications about a wide range of clinical pharmacological subjects. He is executive editor of the British Journal of Clinical Pharmacology.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.71*	Share Purchase Agreement Promasys B.V.
10.72*	Lease, Promasys B.V.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Document
101.PRE***	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
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

Dated: November 13, 2013

OMNICOMM SYSTEMS, INC.

By:	/s/Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer