Form 10-K
period 2013-12-31
OMNICOMM SYSTEMS INC
filed 2014-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203

OmniComm Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	11-3349762
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2101 West Commercial Blvd, Suite 3500
Fort Lauderdale, FL 33309
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 28, 2013	72,636,733	$15,980,081

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB).  Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant has no shares of non-voting stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 28, 2014	Common Stock, $0.001 par value per share	90,104,659

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2014 Annual Meeting of Stockholders to be held on July 31, 2014 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I.

ITEM 1.          BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Factors That May Affect Future Results” and elsewhere in this Annual Report.  Reference to “us,” “we,” “our,” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, OmniComm Spain S.L. and Promasys B.V.

Overview

OmniComm Systems, Inc. provides Web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our eClinical software and service offerings (“eClinical Products” or “eClinical Solutions”) include TrialMaster®, TrialOne®, Promasys® and eClinical Suite™.  Our eClinical Products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data. Our eClinical Products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

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

According to a February 2012 study by PhRMA, developing a new medicine or therapy takes an average of 10 to 15 years.  The process begins with the identification of 5,000 to 10,000 potential compounds.  250 of these compounds will make it to the Preclinical stage after 3 to 6 years.  Then after 6 to 7 years of Phase 1, Phase 2 and Phase 3 Trials, each with potentially hundreds or thousands of volunteers, the U.S. Food and Drug Administration ("FDA") might grant approval to a single new drug.  All of the trials for the approved drug as well as the trials for all of the compounds that were abandoned during the research and development ("R&D") process require extensive data capture and tracking.  The effective use of EDC can help reduce the timeline to approval and help ensure data integrity.  The need for EDC does not end with FDA approval.  Post marketing surveillance and the related data capture go on for years after the drug is approved and marketed.

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. Our eClinical Solutions are priced to provide a solid value, which we believe will stimulate customer demand.  We have increased the scope and quality of the products and services we offer.  We maintain a continuous focus on cost-containment and operating efficiencies. We intend to follow a controlled growth plan designed to take advantage of our competitive strengths. Historically, our growth has occurred through a combination of continued high-quality service to our existing clients and by adding new clients, often served by higher-cost EDC competitors or less effective “home-grown” EDC systems.  During 2013 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges. In December 2013, we released TrialMaster version 4.2.  This new release includes hundreds of innovative productivity and functionality enhancements, including additional features for auto-redaction for faster and more efficient centralized and risked based monitoring, and major new features for exporting data utilizing OmniComm’s Export Utility. During 2013 we expanded our product line and our global customer base through the acquisition of Promasys B.V.

Our business strategy is based upon leveraging the experience of our operations, business development and marketing teams; on building programs and services around our learned best practices; and on building on our existing business model by expanding our relationships and resources.  Key facets of our strategy include:

•

Scope Expansion – We plan on expanding the scope of services and products offered within the eClinical product spectrum via organic product and service development, through strategic partnerships and relationships and through the selective use of acquisitions;

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

Stimulate Demand by providing Clinical Trial Sponsors with High Value eClinical Services and Products.  Deploying eClinical services and products can be an expensive proposition.  Each trial is considered a stand-alone project and can incur data collection costs that are, according to a CenterWatch report, approximately 8.5% of total drug development costs.  Our eClinical solutions have been designed to make the trial building process more efficient than the technologies deployed by our competitors and we have been able to provide pricing that is in many cases substantially lower than that of the competition.  We believe we provide a broad array of eClinical solutions, excellent customer service, including full project management and process improvement consulting - while maintaining significant gross margins.  The combination of our cost structure and our use of technology allows us to compete on both quality and price.

Increase Sales to our Existing Customers. We intend to increase the share of eClinical spending we receive from our existing customers by continuing to increase the scope of services and eClinical Products we offer. The two acquisitions completed in 2009 allowed us to add a dedicated Phase One solution, TrialOne, and a broad set of eClinical solutions including an enhanced reporting tool, a clinical trial management system (“CTMS”), a clinical data management system (“CDMS”) and a client portal that provides user dashboard functionality.  By offering end-to-end eClinical solutions to our customers, we believe we afford them the opportunity to experience seamless integration of the services and software products needed to bring their therapies to market.  We believe a suite of integrated eClinical Products and Services will diminish the total cost of ownership, increase the efficiency of the solutions we provide, and will allow us to capture revenues that are currently being spent with other eClinical solution providers.

Emphasize Low Operating Costs.  We are committed to keeping our operating and general and administrative costs low. We have achieved our high gross margins primarily by designing a flexible, customizable EDC product that does not require numerous hours of configuration time.  We believe that we use advanced technologies and employ a well incentivized, productive and highly professional workforce. We are continually focused on developing and implementing improvements that increase our efficiency and we believe that as we continue to integrate our three existing software platforms and services that we will enhance our ability to broaden our product line. We have already derived benefit from economies of scale by leveraging our current infrastructure over an expanded operation. Our acquisition of Promasys B.V. will allow us to further leverage our existing clinical, sales and administrative infrastructure.

Provide EDC Services to Small and Midsize Pharmaceutical, Bio-Technology and Medical Device Companies.  In considering new markets, we focus on service to markets that we believe are underserved. In determining which markets to select, we have analyzed the size of our potential markets and concluded that providing service to small and mid-sized firms provides a substantial marketing opportunity.  These firms conduct many thousands of clinical trials annually.  Most do not have the technological or financial resources to develop eClinical products such as eClinical Suite, TrialOne or TrialMaster and often prefer working with small companies themselves.  Yet, the advantages of eClinical services, such as quick trial deployment, cost-savings and more rapid Go/No-Go decisions are just as crucial to this size firm as to their Fortune 500 competitors.

Continue Expansion of Indirect Sales Through CRO Partnerships.  Penetrating the CRO market is an important component of our strategic plan.  CROs now employ more R&D personnel worldwide than the major pharmaceutical companies according to a February 2012 report by the Tufts Center for the Study of Drug Development.  By emphasizing CRO partnerships through our CRO Preferred Program™ we have been able to add a significant number of potential users for our products and services since outsourcing clinical trials in the US market is an established practice.  During 2013, the percentage of revenues from our CRO clients totaled approximately 27%.  We initiated the marketing of our CRO Preferred Program in early 2007 and as of December 31, 2013 we had approximately 40 CRO Partner relationships.  CRO partnerships allow us to leverage the selling and marketing capabilities of the CRO itself.  Our CRO strategy has allowed us to augment our selling efforts in a cost-effective manner by forging long-term strategic relationships with our CRO partners and their existing client base.  Our CRO partners gain the ability to manage the EDC decision making process proactively and add an extension to their line of products.  The CRO Preferred Program offers fixed pricing and pay-as-you-go Hosted Services.

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

Penetrate the Large Pharma Market. Historically, we have had difficulty penetrating this market due to the size and scope of our operations.  Our long-term success in the eClinical market is predicated on leveraging the R&D, clinical and SG&A investments we have made over as large a group of clients and projects as possible.  It is typically more cost efficient, both to us and our clients, to deploy EDC and eClinical Solutions over a broader array of projects since EDC and eClinical solutions provide significant economies of scale from a human resources perspective when compared with traditional paper-based data collection methods.  The largest pharmaceutical companies have R&D budgets encompassing a significantly larger number of therapies and projects than others in the clinical trial space and are therefore in a position to spend more on EDC and eClinical Solutions.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial.  Experience with EDC and other eClinical trial management solutions can also vary based on such factor as client size and sophistication.  Our approach to satisfying the diverse needs of our customers is a “crawl, walk, run” approach to Web-based EDC solutions.  We offer our eClinical Products under several business models including ASP as well as technology transition (“Technology Transition”) and technology transfer (“Technology Transfer”) models (both of which are considered licensed) which constituted 26% and 23%, respectively of our revenues for 2013.

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

ASP contracts provide for flexible pricing that is based on both the size and duration of the clinical trial.  Size parameters for ASP engagements include the number of CRFs used to collect data and the number of sites utilizing our eClinical Products.  The client pays a trial setup fee based on the previously mentioned factors and then pays an on-going maintenance fee for the duration of the clinical trial that provides software updates, network and site support during the trial. Generally, these contracts will range in duration from three months to five years.  Setup fees are generally earned prior to the inception of a trial; however, the revenues are recognized in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition” codified within Accounting Standards Codification 605 – Revenue Recognition, which requires that the revenues be recognized ratably over the life of the contract.  The maintenance fee revenues are earned and recognized monthly.  Costs associated with contract revenues are recognized as incurred.  In the short-run this method of revenue recognition diminishes the revenues recognized on a periodic basis on our financial statements and obliges us to record a liability.  In the long-run, we believe this backlog of “unrecognized” revenue, which is recorded as deferred revenues on our balance sheet, will provide our customers and investors revenue visibility and provide meaningful information on the size and scope of our selling efforts.

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

The advantage to us of having the licensing business model is that it allows us to significantly increase our installed base of EDC clients with a concomitant increase in revenues; however, we are able to make smaller investments in incremental cost of goods sold.  We expect our gross margins under licensing arrangements to exceed those we have historically experienced under our ASP model.

Our Software Products and Services

To date, our software has been used to run over 4,000 clinical trials at approximately 40,000 clinical investigative sites worldwide.

TrialMaster Solution for Electronic Data Capture

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage their clinical trial data over the internet. Users at investigative sites such as hospitals and doctors' offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. For example, a rule could check that a medication start date is earlier than the medication stop date, and prompt the user to correct this before proceeding. Compared to paper studies such real-time feedback dramatically improves the initial data quality. This in turn decreases the time it takes to analyze the study results, helping pharmaceutical, biotech and medical device companies bring their products to market sooner.

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

It is standard practice to monitor all the data in the EDC system against the source medical records, an activity called Source Document Verification (SDV). In August 2011, the FDA issued draft guidance stating, among other things, that it was no longer necessary to perform 100% SDV, providing the data selection was part of a risk-based monitoring plan. TrialMaster includes a facility called “dynamic monitoring,” which allows organizations conducting clinical trials to select a subset of data for SDV based on a configurable, statistical algorithm. This capability allows TrialMaster customers to save significant costs in the conduct of clinical trials, since monitoring activities typically consume 30% of the total costs for a trial.

TrialBuilder® is the tool our customers and professional services staff use to model a clinical study. This includes the data collection forms, the data consistency rules and the visit schedule, as well as the workflow and security rules for accessing and managing the data. TrialBuilder is a sophisticated multi-window application with a productive user interface that utilizes drag-and-drop functionality. For example, to program the rule that a medication start date must be before the stop date, the user would simply drag the start and stop date fields into an expression window, and insert a “less than” sign between them. Our experience indicates that the TrialBuilder tool can be used to model a clinical study far more quickly than is possible with competitive products. This means our customers can get their studies enrolling patients more rapidly and at lower cost.

TrialMaster Archive allows us to provide human and machine readable copies of the data when a clinical study has been completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages.  These are delivered to the client via CD in a read-only format, affording our clients and the FDA the ability to review clinical trial data by trial, site, patient, visit and form. Trial sponsors receive a CD with data for all sites including final data exports in the formats their TrialMaster study used.  Each site is provided with a CD with just their site specific data.  The program is self-contained, so no software is needed to view the CD, there are no minimum system requirements and an Internet connection is not required. The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all CRFs in FDA submission format.  This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

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

■

Project Management – We assign a project manager to oversee every project and provide up-to-date communications on the status of the project.  We use a methodology called OmniAdvance, to ensure that all deliverables are standard and of high quality.

■

Clinical Services – We have expertise in translating a clinical protocol into an electronic Case Report Form format.  We ensure that CRF design, Visit Schedule, Site and Patient Definitions, Edit Checks, Derivations, and Code Lists are all optimized to use industry best practices, and, where applicable, CDISC/CDASH standards.

■

Training. We provide extensive hands-on and eLearning-based EDC training classes.  Training classes can be conducted at a sponsor location, at an investigator meeting or at an investigator site and via Web-cast.

■

Custom Configuration.  Our EDC and eClinical platforms are flexible and allow for major reconfiguration.  Each trial can be designed to suit the specific client workflows and trial design.  Our eClinical includes a clinical trial management system (CTMS), Drug Supply, Safety and Randomization options that can simplify the trial management experience.

■

System Integration. We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.).  We analyze the client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

■

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

■

Installation.  There are various architectures for deploying a secure EDC solution to remote investigator sites. These services explore different security, performance and system management alternatives and help the client design and install an optimal solution to meet their unique needs.

■	Validation. We offer a test kit that includes test cases and documentation to validate the installation of our EDC applications against regulatory requirements.

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

The key benefits of TrialOne for our customers include:

●	Faster data collection which leads to the ability to get to a quicker database lock allowing for a timelier analysis of study data;
●

An ability for clinical trial sponsors to reduce their total cost throughout the entire Phase I process by streamlining the patient recruitment process, improving error rates through the use of edit queries and through the effective use of integration with medical instrumentation;

●	Access to valid data earlier provides more visibility for “Go/No Go” decisions;
●	Increase trial subject safety-review data (e.g. vital sign trends) in real-time;
●	Trial sponsors can manage or run more studies with less human resources; and
●	The use of bar-coded samples reduces laboratory errors thereby increasing patient safety.

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

Subject Recruitment and Screening.  In a May 2012 Applied Clinical Trials Online article Kenneth Getz with the Tufts CSDD reported that at least 90% of clinical trials are extended by at least 6 weeks due to failing to enroll patients on schedule and only approximately one-third of the sites in multisite trials successfully enroll the requisite number of patients.  The TrialOne subject recruitment module provides essential functionality for automating the collection and tracking of information involved in finding, screening and scheduling subject candidates for an early phase study.   The use of TrialOne for subject recruitment allows customers to access a comprehensive volunteer record management system with ease and efficiency.  The customized database can be searched for volunteers based on specific demographics, medical history and concomitant medications.  Trial sponsors can define study-specific screening test panels and record volunteer screening test results.  Outbound communications can be managed allowing for the scheduling of calls, sending e-mail blasts, printing mailing labels or exporting flexible CSV files.

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

The eClinical Suite is comprised of a number of highly configurable modules that can be combined to provide a robust solution for capturing and managing clinical trial data based on specific client needs.  The modules are:

●	eClinical Portal – the gateway to all functions, data and reports. It provides the means to create an environment specific to any Protocol and User needs.

●	eClinical Data Management – where protocols are defined using libraries of reusable standard objects (Codelists, Data Items, Data Modules, Pages, Edit Checks, etc.).

●

eClinical Data Capture – is the (EDC) module used by Investigator Sites and client personnel such as Data Managers, Statisticians, Safety, etc.  In this module data can be entered and reviewed; queries resolved, etc.  The interface is highly intuitive and easy to use thereby minimizing end-user training times.  High performance is maintained to keep page turn wait times to a minimum.

●	eClinical Study Conduct – proactively allows the clinical operations organization to manage the timelines, resources, budget, payments, clinical supplies, and key study milestones and metrics.

●

eClinical Adverse Event Reporting – based on industry standards for safety reporting, this module allows for the capture, review, reporting and global submission of both serious and non-serious adverse event cases.

●	eClinical Autoencoder – delivers both automated and manual coding of adverse event and drug medication terminology using standard and custom dictionaries and configurable coding algorithms.

OmniComm believes the eClinical suite is a robust and proven platform with a loyal customer base. There is some functional overlap with TrialMaster, in that both offer an EDC capability.  We continue to progressively integrate the features of the eClinical and TrialMaster tools and have offered those eClinical customers that solely use EDC the option to transition to TrialMaster.

Promasys B.V. Acquisition

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the shareholders of Promasys B.V. pursuant to a share exchange agreement in exchange for 435,998 euros (approximately $593,000) and 2,270,000 shares of our common stock. We issued the 2,270,000 shares to the shareholders who were all non US-persons/non US-entities and the issuance of the shares to them occurred in an offshore transaction.

We believe this acquisition complements our current product offerings by adding a product line dedicated to providing a flexible, cost effective EDC product specifically developed for academic and investigator initiated trials and by diversifying our customer base into the Far East.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination. The results of the acquisition’s operations have been included in the consolidated statements of operations since November 1, 2013. In 2013 the Promasys B.V. acquisition contributed $105,660 of revenue.

Promasys Software

Promasys is an integrated clinical trial data management and EDC system that brings industry standard quality and efﬁciency to the data collection, data management and reporting process in clinical trials. Setting up a new clinical study database in Promasys is straightforward and easy and does not require any programming knowledge.

iPad Application

Promasys 7.1 brings new features and capabilities. An iPad compatible version brings secure mobile data entry and subject management to the clinical trials work floor. The Promasys iPad app delivers Promasys’ featured support for data quality and integrity and regulatory compliance on a mobile device making it easier for study investigators and study monitors to enter data while at the point of care.

Study Life Cycle™

System access control is managed based on user ID and password. For each user or user group, access rights are conﬁgured in detail with 4 levels of access; none, read, write, and admin that can be speciﬁed for each menu function, clinical trial, and study center. For multi-center trials, access rights can be conﬁgured easily to match the roles of the trial staff in the different centers while limiting access to subjects belonging to the user’s own center only. Promasys supports the execution of GCP compliant clinical trials with the Study Life Cycle™, the quality engine of the system that divides a clinical trial in 7 distinct phases. The Study Life Cycle™ dynamically adjusts the access rights of users when a trial moves from one phase to the next. In this way, the quality of the trial is supported and the integrity of the data is guaranteed, without the need for user intervention.

Web CRF

The WebCRF is a data entry interface that works through a standard web browser. It allows enrolling and including subjects and entering trial data without the need to install Promasys’ windows client component. Access to subjects is securely controlled, based on the user’s login credentials that reﬂect the functional role as well as the study center of the user.

Industry Background

The eClinical industry is poised for growth over the next few years in both the domestic and international clinical trial market. Furthermore, we believe that industry and regulatory trends summarized below have led pharmaceutical, biotechnology and medical device companies to increase R&D for proprietary new drugs and medical devices. We believe these trends have required companies to conduct increasingly complex clinical trials and develop multinational clinical trial capability, while seeking to control costs.  We believe demand for simplified integration and improved collaboration has driven EDC vendors to develop broader eClinical trial suites to give sponsors shorter, less costly trials and give investigators easier ways to execute and manage them.

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

In order for a drug or medical device to be marketed in the United States, Europe or Japan, the drug or device must undergo extensive testing and regulatory review to determine that it is safe and effective.  The regulatory review process for new drugs and devices is time consuming and expensive.  For example, a new drug application (“NDA”) can take up to two years before FDA approval.  This is in addition to approximately five to nine years of studies required to provide the data to support the NDA.  The amount of money and time currently spent on clinical trials is enormous. The following points are illustrative of clinical trial industry dynamics:

●	Drug companies can lose as much as $35.6 million in potential revenue for each day a trial is delayed on a blockbuster drug such as Lipitor®. Source: Pfizer, Inc. website.

●	In 2009, over 5,000 compounds were in active clinical trials and the FDA approved 83 drugs for sale. Source: 2011 Tufts Center for the Study of Drug Development report.

●	According to a 2011 Tufts Center for the Study of Drug Development report, the average drug approved for sale by the FDA costs over $1.3 Billion to bring to market.

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

●

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

●

Interoperability.  Most clinical trial sponsors have invested in other technology platforms to run their trials.  These include clinical data management systems, interactive voice response systems and Central Labs.  The ability for an eClinical solution to integrate with existing technology platforms is a key decision making factor.

●

Scalability.  The ability to scale the eClinical solutions to absorb additional projects seamlessly is important to trial sponsors.  Scalable solutions will retain their speed and performance metrics as projects and engagements increase in size.

●

Migration from hosted to technology transfer solutions.  When clinical trial sponsors decide to bring the eClinical services and solutions in-house it is vital that they do not experience a degradation of speed, performance or system reliability.

●

Flexibility.  The more robust eClinical systems will be designed to provide the ability to increase functionality and guarantee interoperability with other industry technology solutions.  As the industry and technology matures clinical trial sponsors will demand new functionality without loss of performance or reliability.

●	Vendor stability. eClinical vendors should be able to demonstrate a viable business model and financial structure that can sustain a long-term relationship with clinical trial sponsors.

●	Systematic adoption of best practices. eClinical vendors will be expected to assimilate best-practice workflows and process tools.

●

Professional services.  The adoption and implementation of eClinical solutions into a clinical trial environment requires significant financial, technical and human resource investment on the part of clinical trial sponsors.  A robust offering of professional services that fully integrate with the technological eClinical offerings will be considered an integral part of any eClinical purchase.

License Agreements

DataSci, LLC

On April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and License Agreement, the parties agreed to enter into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent. We anticipate that this will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2014 - until expiration of the Licensed Patent - $450,000 per year.  In addition to the cash consideration the Company has issued a warrant for 1,000,000 shares of our common stock with an exercise price of $.01 per share.  The warrant has been granted for past use of the Licensed Patent.  The warrant can be exercised by DataSci in month 24 or later or upon its sole discretion require the Company to pay $300,000 in cash in lieu of exercising the warrant.

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology.  Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci over the next three years for the eResearch Technology EDC assets acquired.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2013, we had approximately 110 customers, including 2 of the top 10 global pharmaceutical companies measured by revenue, the largest medical device company and the eighth largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Alkermes	Biotechnology
Gilead Sciences	Biopharmaceutical
Columbia University (InChoir)	Academic
INC Research	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our firm and products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2013, we had 13 employees in sales and marketing.

Our efforts during 2014 will include continuing to increase the number of sales personnel and sales support staff employed in the U.S. and Europe, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

Our marketing strategy is to generate qualified sales leads, enhance the global recognition of our brand and products and establish OmniComm as a provider of high value eClinical solutions. Our principal marketing initiatives target key executives and decision makers within our existing and prospective customer base.  We sponsor and participate in industry events including user conferences, trade shows and webinars. During 2014 we expect to increase the number of articles authored by OmniComm employees and to increase our efforts at participating in cooperative marketing efforts with our CRO partners and other providers of complementary services or technology, including joint press announcements, joint trade show activities and joint seminars and webinars.

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

We have been able to obtain valuable insight into our customers’ needs through the following customer specific initiatives:

Innovation Forum: For 2013 the scope of our annual user group meeting was changed to a client driven Innovation Forum. The goal of the Innovation Forum is to ensure that attendees receive practical information, training and collaboration that can be taken back, implemented and shared within their respective organizations. The Innovation Forum attracted more than 100 attendees, along with the highest number of external thought leading and keynote speakers as well as the largest number of sponsoring and exhibiting partners. Content included product demonstrations, customer case studies, panel discussions, partner presentations, plus thought provoking presentations from independent industry thought leaders.

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

Research and Development

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our eClinical solutions.  Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  Our development of TrialMaster and its subsequent improvements and refinements have been handled by our in-house staff of developers.  In the past, our philosophy towards software development has been to design and implement all of our solutions through in-house development. As of December 31, 2013, we had approximately 35 employees involved in our R&D efforts.

We currently partner with several eClinical applications in an effort to expand the scope of products and services we offer our customers.  In the past, integrating these platforms has required R&D time, effort and expenditures.  We anticipate expending R&D funds on these efforts as we expand these relationships to include more formalized relationships which could include revenue sharing or private label arrangements.

We expect our R&D efforts over the next few years to be aimed at first, effectively integrating the broad array of functionality that exists in our current product base (TrialMaster, TrialOne and eClinical Suite), and second, broadening the scope of our eClinical functionality and services by selectively developing or acquiring new complementary products and services.  These efforts may include select strategic alliances with software and service partners possessing clinical trial industry experience.

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

Our R&D department includes a product management team that works with both internal and customer experts to create new features and functionality, a technical documentation team, as well as product engineering and software quality assurance functions. We also have a dedicated R&D team building integration software and APIs on top of our platform. During fiscal 2013, we spent approximately $2,403,504 on R&D activities, the majority of which represented the salaries of our programmers and developers.  In fiscal 2012 we spent approximately $2,337,904 on R&D activities, the majority of which represented salaries to our programmers and developers.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States and abroad, and have filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “OmniComm Systems,” “TrialMaster,” “TrialBuilder,” “TrialExplorer,” “Promasys” and “TrialOne.”  These legal protections afford only limited protection for our technology. Our agreements with employees, consultants and others who participate in development activities could be breached.  However, due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

We currently hold several domain names, including the domain names “omnicomm.com,” “promasyssoftware.nl,” “promasyssoftware.com” and “trialmaster.com.” Additionally, legislative proposals have been made by the U.S. federal government that would afford broad protection to owners of databases of information. The protection of databases already exists in the European Union. The adoption of legislation protecting database owners could have a material adverse effect on our business, requiring us to develop additional, complex data protection features for our software products.

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

●	systems developed internally by existing or prospective customers;
●

vendors of EDC, eClinical,  clinical trial management systems and adverse event reporting product suites, including Oracle Clinical and PhaseForward, Inc., business units of Oracle Corporation and Medidata Solutions;

●	vendors of stand-alone EDC, data management and adverse event reporting products; and
●	CROs with internally developed EDC, clinical data management systems or adverse event reporting systems.

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

●	product functionality and breadth of integration among the EDC, eClinical, clinical trial management systems and adverse event reporting solutions;
●	reputation and financial stability of the vendor;
●	low total cost of ownership and demonstrable benefits for customers;
●	depth of expertise and quality of consulting and training services;
●	performance, security, scalability, flexibility and reliability of the solutions;
●	speed and ease of implementation and integration; and
●	sales and marketing capabilities and the quality of customer support.

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

Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of “protected health information” which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users’ HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement that we will comply with a number of the same HIPAA requirements.

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment.  Our revenues prior to 2009 had been generated almost exclusively from U.S. based clients.  Our 2009 acquisitions allowed us to increase the number of clients we service in the European market.  TrialMaster has been deployed in clinical trials conducted both domestically in the U.S. and internationally in Europe, Asia, Africa and Australia.  We began operations in Europe through our wholly owned subsidiary OmniComm Europe BV which has ceased operations.  In 2007, we created a subsidiary in Germany, OmniComm Europe, GmbH and merged the operations of OmniComm Europe BV into that unit. OmniComm Europe, GmbH, operates out of an office in Bonn, Germany.  We currently employ 13 FTEs in that office spanning all areas of our operation including study development, project management, quality assurance and clinical support and services.  In 2012 we expanded our European operations by creating a wholly owned subsidiary in Spain, OmniComm Spain S.L. We currently have one employee in Spain.

In August 2009 we acquired the EDC assets of Logos Technologies Ltd. out of administration (similar to a U.S. Chapter 11 bankruptcy proceeding) in the U.K.  As part of that transaction we opened an R&D office for our newly acquired phase one product, TrialOne.  We currently employ nine employees out of that office.

During 2009 we also completed the acquisition of the EDC assets of eResearch Technology.  One of the results of our two acquisitions was to increase the number of clients serviced in the European market to approximately 21 clients.  In 2014, we expect the percentage of revenues generated from our European operations to increase.  In 2013 approximately 13% of total revenue was generated in the European market.

In November 2013, with economic effect as of October 31, 2013, we acquired Promasys B.V. This acquisition gave us a new product line, Promasys Software that is designed for academic and investigator initiated trials. We currently have three employees in Leiden, the Netherlands and one in Tokyo, Japan.

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

Employees

We currently have 108 full time equivalents (“FTEs”) of which four are executives, four are administrative, 36 are programmers, engineers or technology specialists, 47 work in clinical operations, three are technology and systems managers and fourteen are in sales and marketing.  We employ 55 employees out of our headquarters in Fort Lauderdale, Florida, eleven employees out of a regional operating office in Monmouth Junction, New Jersey and thirteen field employees located throughout the United States.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs thirteen FTEs in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs eleven employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs one employee in Barcelona, Spain.  Our wholly-owned subsidiary, Promasys B.V. employs three employees in the Netherlands and one employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

Available Information

We were incorporated in Delaware in 1997.  We currently have operating subsidiaries in Bonn, Germany, Southampton, England, Barcelona, Spain, Leiden, the Netherlands and a wholly-owned U.S. subsidiary, OmniComm USA, Inc.  Our Internet website address is http://www.omnicomm.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available either via a link on our website or on the Securities and Exchange Commission website, http://www.sec.gov.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $3,367,603 and $8,062,487 in fiscal 2013 and 2012, respectively. At December 31, 2013, we had an accumulated deficit of approximately $73,519,917 and a working capital deficit of approximately $16,145,300.  We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability.  We expect our operating cash flows to improve in fiscal 2014, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2013, we had outstanding borrowings of approximately $18,832,865 of which:

●	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;
●	approximately $17,500 at 12% interest is due in January 2014;
●	approximately $20,000 at 12% interest is due in December 2014;
●	approximately $3,500,000 at 2.25% interest is due in December 2014;
●	approximately $581,986 at 10% interest is due in January 2015;
●	approximately $1,882,500 at 12% interest is due in January 2015;
●	approximately $1,770,000 at 10% interest is due in January 2016;
●	approximately $8,119,000 at 12% interest is due in January 2016 and,
●	approximately $2,866,879 at 12% interest is due in March 2016.

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

During the years ended December 31, 2013 and 2012 we were required to raise working capital to meet operating expenses in the amount of approximately $3,500,000 and $-0-. Our plan of operations going forward may require us to raise additional working capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $18,832,865. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

●	fund more rapid expansion;
●	fund additional capital or marketing expenditures;
●	develop new or enhanced features, services and products;
●	enhance our operating infrastructure;
●	respond to competitive pressures; or
●	acquire complementary businesses or necessary technologies.

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

In 2013 we acquired PROMASYS B.V. we may expand our business further through new acquisitions in the future. Any such acquisitions, AND OUR FAILURE TO MANAGE OUR GROWTH THEREFROM, could disrupt our business, harm our financial condition and dilute current stockholders’ ownership interests in our company.

We intend to pursue potential acquisitions of, and investments in, businesses, technologies or products complementary to our business and periodically engage in discussions regarding such possible acquisitions. For example, during 2013 we acquired 100% of the outstanding shares of Promasys B.V.

Acquisitions involve numerous risks, including some or all of the following:

●	difficulties in identifying and acquiring complementary products, technologies or businesses;
●	substantial cash expenditures;
●	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;
●	difficulties in assimilating the operations and personnel of the acquired companies;

●	diversion of management’s attention away from other business concerns;
●	risk associated with entering markets in which we have limited or no direct experience;
●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and
●	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

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

International customers accounted for 18% and 16% of total revenues in 2013 and 2012, respectively.  International operations are subject to inherent risks. These risks include:

●	the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets;
●	political instability;
●	greater difficulty in accounts receivable collection and enforcement of agreements and longer payment cycles;
●	compliance with foreign laws;
●	changes in regulatory requirements;
●	fewer legal protections for intellectual property and contract rights;
●	tariffs or other trade barriers;
●	staffing and managing foreign operations;
●	exposure to currency exchange and interest rate fluctuations;
●	potentially adverse tax consequences; and
●	recently proposed changes to taxation of offshore earnings.

EXTENSIVE GOVERNMENTAL REGULATION OF THE CLINICAL TRIAL PROCESS AND OUR PRODUCTS AND SERVICES COULD REQUIRE SIGNIFICANT COMPLIANCE COSTS AND HAVE A MATERIAL ADVERSE EFFECT ON THE DEMAND FOR OUR SOLUTIONS.

The clinical trial process is subject to extensive and strict regulation by the U.S. Food and Drug Administration and other regulatory authorities worldwide. Our software products, services and hosted solutions are also subject to state, federal and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practice reforms could cause our customers to delay planned R&D until some of these uncertainties are resolved. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of any such changes.

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

Our business depends on the clinical trials conducted or sponsored by pharmaceutical, biotechnology and medical device companies and other entities conducting clinical research. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

●	the introduction or adoption of new technologies or products;
●	changes in third-party reimbursement practices;
●	changes in government regulation or governmental price controls;
●	changes in medical practices;
●	the assertion of product liability claims; and
●	changes in general business conditions.

Any decrease in R&D expenditures or in the size, scope or frequency of clinical trials conducted or sponsored by pharmaceutical, biotechnology or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 37% of our revenues during 2013 and approximately 48% of our revenues during 2012.  One customer accounted for 11% of our revenues during 2013 or approximately $1,551,000.  One customer accounted for 19% of our revenues during 2012, or approximately $2,909,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

WE MAY BE UNABLE TO ADEQUATELY DEVELOP OUR SYSTEMS, PROCESSES AND SUPPORT IN A MANNER THAT WILL ENABLE US TO MEET THE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to develop the infrastructure, including additional hardware and software, and implement the services, including customer support, necessary to meet the demand for our services.  In the event we are not successful in developing the necessary systems and implementing the necessary services on a timely basis, our revenues could be adversely affected, which would have a material adverse effect on our financial condition.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our historical operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2013 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 25, 2014, we had 90,104,659 shares of common stock issued and outstanding and 77,844,022 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options.  Of the issued shares, 15,559,570 are eligible for resale pursuant to Rule 144.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least one year may sell them without volume limitation or the need for our reports to be current.

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

As of March 26, 2014, we had a total of 78,743,517 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock.  The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

If our common stock continues to be quoted on the OTC Bulletin Board, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a penny stock, and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

The Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2013 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of Lease
Fort Lauderdale, Florida	Corporate Headquarters	11,519 square feet	September 2016
Monmouth Junction, New Jersey	Office Space	2,508 square feet	February 2016
Bonn, Germany	European Headquarters	3,714 square feet	July 2015
Southampton, United Kingdom	Office Space	1,415 square feet	September 2017
Leiden, Netherlands	Office Space	285 square feet	October 2018
Cincinnati, Ohio	Data Center	1,000 square feet	July 2016
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space		November 2014

Our principal executive offices are located in approximately 11,500 square feet of commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.  We lease these offices under the terms of a lease expiring in September 2016.  Our annual rental payment under this lease is $187,880 plus sales tax.

We have a regional operating office located at 1100 Cornwall Road, Monmouth Junction, New Jersey.  This office is located in approximately 2,500 square feet of commercial office space.  We lease this office under the terms of a lease expiring in February 2016 and our annual rental payment under this lease is $50,414 plus sales tax.

Our European headquarters are located in approximately 3,700 square feet of commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  We lease these offices under the terms of a lease expiring in July 2015.  Our annual rental payment under this lease is 58,600 Euros or approximately $80,500.

We have an R&D office in Europe for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. The office has an area of approximately 1,400 square feet.   We lease these offices under the terms of a lease expiring in September 2017.  Our annual rental payment under this lease is 34,500 British Pounds or approximately $57,300.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. We lease this space under a lease expiring in October 2018. Our annual rent payment under this lease is 5,000 Euros or approximately $7,000.

We currently have one data site, which serves as our primary network and data hosting location. It is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in July 2016.  Our annual lease payment under this lease is approximately $133,800 plus sales tax.

We maintain a business-continuity site for disaster recovery purposes.  We lease rack space for our SG&A servers and redundant data hosting in Fort Lauderdale, Florida and office space and cubicles in Boca Raton, Florida that will allow us to maintain operations in the event of a disaster.  We lease this space under the terms of a lease that expires in November 2014. Our annual rental payment under this agreement is $175,000 plus sales tax.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	HIGH	LOW
Fiscal 2013
1st Quarter	$0.30	$0.15
2nd Quarter	$0.26	$0.13
3rd Quarter	$0.27	$0.17
4th Quarter	$0.20	$0.14

Fiscal 2012
1st Quarter	$0.12	$0.05
2nd Quarter	$0.09	$0.05
3rd Quarter	$0.30	$0.06
4th Quarter	$0.20	$0.14

On March 26, 2014 the closing price of our common stock as reported on the OTC Bulletin Board was $0.17. At March 26, 2014 we had approximately 350 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

A special note about penny stock rules

The Securities and Exchange Commission has adopted regulations which generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Our common stock should be considered to be a penny stock.  A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of these securities.  In addition, they must receive the purchaser’s written consent to the transaction prior to the purchase.  They must also provide certain written disclosures to the purchaser.  Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of holders of shares of our common stock to sell them.

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

Forward-Looking Statements

Statements contained in this Form 10-K that are not historical fact are "forward looking statements." These statements can often be identified by the use of forward-looking terminology such as "estimate," "project," "believe," "expect," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-K regarding matters that are not historical facts, are only predictions. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-K. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; Promasys®; and eClinical Suite™ (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2013 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	Continued emphasis on expanding our business model by offering our software solutions on a licensed basis in addition to our existing hosted-services solutions;
●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Broadening our eClinical suite of services and software applications on an organic R&D basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
●	Emphasizing low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2013, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”).  We will seek to aggressively expand the scope of our sales and marketing operations in Europe during 2014.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $2,403,504 and $2,337,904 on R&D activities during years ended December 31, 2013 and December 31, 2012, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include costs associated with the customization of our EDC software applications for our clients’ projects.  We currently employ software programmers, engineers and related support personnel.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced, both via organic growth and through our 2009 and 2013 acquisitions, success in broadening our client roster over the past several fiscal years. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.  We believe that strengthening our reputation and broadening the scope of our brand recognition will serve to improve the effectiveness of our sales and marketing efforts.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During fiscal 2013, we emphasized commercializing our products on a licensed basis.  During 2013 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing the software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In 2013 we added nine new clients to our license install base and expanded the number of licenses held by fifteen existing clients.  We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2014.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  The acquisitions completed during fiscal 2009 (the eResearch EDC Assets and TrialOne) and 2013 (Promasys B.V.) have historically been sold on a licensed basis and have allowed us to broaden our base of licensed customers.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. There is an industry-wide emphasis in establishing strategic relationships with CROs. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to aggressively expand the scope of our sales and marketing operations there.  The European market accounted for approximately 13% of total revenues for the year ended December 31, 2013.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during fiscal 2014.  We increased the marketing and business development budget for our TrialOne product during 2013 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The Year ended December 31, 2013 compared with the Year ended December 31, 2012

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2013 and December 31, 2012 is included in the table below.

Summarized Statement of Operations
For the year ended
December 31,
		% of		% of	$	%
	2013	Revenues	2012	Revenues	Change	Change
Total revenues	$14,331,840		$15,552,263		$(1,220,423)	-7.8%

Cost of sales	2,911,213	20.3%	3,213,657	20.7%	(302,444)	-9.4%

Gross margin	11,420,627	79.7%	12,338,606	79.3%	(917,979)	-7.4%

Salaries, benefits and related taxes	8,758,276	61.1%	8,335,565	53.6%	422,711	5.1%
Rent	894,121	6.2%	881,503	5.7%	12,618	1.4%
Consulting	157,905	1.1%	152,297	1.0%	5,608	3.7%
Legal and professional fees	265,251	1.9%	278,427	1.8%	(13,176)	-4.7%
Other expenses	970,387	6.8%	1,159,470	7.5%	(189,083)	-16.3%
Selling, general and administrative	851,642	5.9%	931,269	6.0%	(79,627)	-8.6%
Total operating expenses	11,897,582	83.0%	11,738,531	75.5%	159,051	1.4%

Operating income/(loss)	(476,955)	-3.3%	600,075	3.9%	(1,077,030)	-179.5%

Interest expense	(2,490,112)	-17.4%	(2,225,280)	-14.3%	(264,832)	11.9%
Interest income	9	0.0%	237	0.0%	(228)	-96.2%
Other comprehensive (loss)	(5,041)	0.0%	1,220	0.0%	(6,261)	n/m
Loss on sale of fixed assets	-0-	0.0%	(22,106)	-0.1%	22,106	-100.0%
Change in derivatives	(95,121)	-0.7%	(6,123,302)	-39.4%	6,028,181	-98.4%

(Loss) before income taxes and dividends	(3,067,220)	-21.4%	(7,769,156)	-50.0%	4,701,936	-60.5%
Income tax (expense)	(94,122)	-0.7%	(63,814)	-0.4%	(30,308)	47.5%

Net (loss)	(3,161,342)	-22.1%	(7,832,970)	-50.4%	4,671,628	-59.6%

Total preferred stock dividends	(206,261)	-1.4%	(229,517)	-1.5%	23,256	-10.1%

Net loss attributable to common stockholders	$(3,367,603)	-23.5%	$(8,062,487)	-51.8%	$4,694,884	-58.2%

Net loss per share	$(0.04)		$(0.09)

Weighted average number of shares outstanding	87,969,202		86,522,332

Revenues for the year ended December 31, 2013 decreased 7.8% from the year ended December 31, 2012. The table below provides a comparison of our recognized revenues for the years ended December 31, 2013 and December 31, 2012.

	For the year ended
Revenue activity	December 31, 2013		December 31, 2012		$ Change	% Change
Set-up fees	$3,369,670	23.5%	$4,990,378	32.1%	$(1,620,708)	-32.5%
Change orders	475,680	3.3%	249,673	1.6%	226,007	90.5%
Maintenance	4,584,594	32.0%	5,270,913	33.9%	(686,319)	-13.0%
Software licenses	2,911,509	20.3%	3,364,324	21.6%	(452,815)	-13.5%
Professional services	2,207,181	15.4%	996,081	6.4%	1,211,100	121.6%
Hosting	783,206	5.5%	680,894	4.4%	102,312	15.0%
Total	$14,331,840	100.0%	$15,552,263	100.0%	$(1,220,423)	-7.8%

Overall Revenue decreased by approximately $1.2 Million or 7.8%. This is primarily the result of a reduction in business from one of our clients.

We recorded $105,660 in revenue associated with our acquisition of Promasys B.V. These revenues represent revenues recognized from the effective date of the acquisition, October 31, 2013 through December 31, 2013. We expect our full-year revenues from clients related to Promasys to be approximately $700,000.

We recorded $1,302,420 in revenues associated with clients on our TrialOne EDC software for the year ended December 31, 2013 compared with $220,058 for the year ended December 31, 2012.  We are continuing our efforts at commercializing and developing our sales and marketing campaign for the TrialOne application.  We expect to significantly increase our participation in industry trade shows and conferences and are in the process of developing a dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded revenue of $9,632,765, including $1,620,791 from licensing and $2,655,259 from maintenance associated with our TrialMaster suite during the year ended December 31, 2013 compared with Revenue of $11,024,013 that included $2,087,175 and $3,092,120, respectively, during the year ended December 31, 2012.  The decrease in revenue is primarily the result of a reduction in business from one of our existing clients.

We recorded $3,290,995 in revenues associated with clients from our acquisition of the eResearch Technology eClinical software application suite (“eClinical”) during the year ended December 31, 2013 compared with $4,308,192 for the year ended December 31, 2012.  The eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2012 Revenue results included additional one-time revenue from several long standing eClinical clients demonstrating our success in continuing to expand our relationships with these clients.

We recorded $433,084 in revenues from hosting activities and $437,156 in consulting services associated with the eClinical suite during the year ended December 31, 2013 compared with $546,976 and $445,820 respectively, for the year ended December 31, 2012.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

Our TrialMaster EDC application had historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne (the “Acquired Software”).  Both software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 37% of our revenues during the year ended December 31, 2013 and approximately 48% of our revenues during the year ended December 31, 2012.  One customer accounted for approximately 11% of our revenues during the year ended December 31, 2013.   One customer accounted for approximately 19% and another accounted for approximately 16% of our revenues during the year ended December 31, 2012. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 9.4% or $302,444 for the year ended December 31, 2013 as compared to the year ended December 31, 2012.  Cost of goods sold were approximately 20.3% of revenues for the year ended December 31, 2013 compared to approximately 20.7% for the year ended December 31, 2012. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients. Cost of goods sold decreased during the year ended December 31, 2013 primarily due to a decrease in volume relating to a pass-thru expense for a third-party service that is classified under cost of goods sold.

We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 1.4% for the year ended December 31, 2013 when compared to the year ended December 31, 2012.  Total operating expenses were approximately 83.0% of revenues during the year ended December 31, 2013 compared to approximately 75.5% of revenues for the year ended December 31, 2012.

Operating expenses increased during the year ended December 31, 2013 primarily due to an increase in salary expenses.

Salaries and related expenses were our biggest operating expense at 73.6% of total operating expenses for the year ended December 31, 2013 compared to 71.0% of total operating expenses for the year ended December 31, 2012.  Salaries and related expenses increased approximately 5.1% for the year ended December 31, 2013 when compared to the same period ended December 31, 2012.  The increase in salary expense is primarily related to increased headcount coupled with salary increases for our existing staff.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
	December 31, 2013	December 31, 2012	$ Change	% Change
OmniComm corporate operations	$6,613,879	$6,227,358	$386,521	6.2%
New Jersey operations office	338,675	488,270	(149,595)	-30.6%
OmniComm Europe, GmbH	821,087	999,236	(178,149)	-17.8%
OmniComm Ltd.	639,020	512,575	126,445	24.7%
OmniComm Spain	147,772	38,081	109,691	288.0%
Promasys B.V.	113,278	-0-	113,278	n/a
Employee stock compensation	84,565	70,045	14,520	20.7%
Total salaries and related expenses	$8,758,276	$8,335,565	$422,711	5.1%

We currently employ approximately 55 employees out of our Fort Lauderdale, Florida corporate office, eleven employees out of our New Jersey regional operating office, thirteen out-of-state employees, eleven employees out of a wholly-owned subsidiary in the United Kingdom, 18 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and one employee out of a wholly-owned subsidiary in Barcelona, Spain.  We expect to continue to selectively add experienced sales and marketing personnel over the next six to nine months in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the year ended December 31, 2013 and the year ended December 31, 2012 we incurred $137,000 and $65,744, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 1.4% during the year ended December 31, 2013 when compared to the year ended December 31, 2012.  The table below details the significant portions of our rent expense.  In particular, the increase in 2013 is associated with increases in our Corporate office, German office and co-location rent expense offset by decreases in our New Jersey office, UK office and straight line rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2015.  We currently lease office space for a regional operating office in New Jersey.  The staff at this location is primarily focused on the integration of the eResearch EDC Assets.  That lease expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK.  That office lease expires in September 2017.  Our Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during 2013 was a reduction of $9,372 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	For the year ended
	December 31, 2013	December 31, 2012	$ Change	% Change
Corporate office	$344,044	$290,732	$53,312	18.3%
Co-location and disaster recovery facilities	340,830	338,840	1,990	0.6%
New Jersey operations office	58,634	79,666	(21,032)	-26.4%
OmniComm Europe, GmbH	87,401	59,170	28,231	47.7%
OmniComm Ltd.	63,430	91,871	(28,441)	-31.0%
OmniComm Spain	7,984	1,306	6,678	511.3%
Promasys B.V.	1,170	-0-	1,170	n/a
Straight-line rent expense	(9,372)	19,918	(29,290)	-147.1%
Total	$894,121	$881,503	$12,618	1.4%

 Consulting services expense increased slightly to $157,905 for the year ended December 31, 2013 compared with $152,297 for the year ended December 31, 2012, an increase of $5,608 or 3.7%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for Product Development were higher during 2013 as we increased the utilization of the services of third-party sources for portions of our product development work. The increase in Product Development consulting expense was slightly offset by a decrease of consulting expenses relating to Sales and Marketing.

	For the year ended
Expense Category	December 31, 2013	December 31, 2012	$ Change	% Change
Sales and marketing	$21,412	$27,079	$(5,667)	-20.9%
Product development	136,493	125,218	11,275	9.0%
Total	$157,905	$152,297	$5,608	3.7%

Legal and professional fees decreased approximately 4.7% for the year ended December 31, 2013 compared with the year ended December 31, 2012. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2013 Legal-employment related fees decreased and Audit and Accounting professional fees increased. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2013 and December 31, 2012, respectively.

	For the year ended
Expense Category	December 31, 2013	December 31, 2012	$ Change	% Change
Audit and related	$62,178	$59,256	$2,922	4.9%
Accounting services	135,993	121,922	14,071	11.5%
Legal-employment related	26,061	60,252	(34,191)	-56.7%
Legal-financial related	15,932	10,397	5,535	53.2%
General legal	25,087	26,500	(1,413)	-5.3%
Total	$265,251	$278,327	$(13,076)	-4.7%

Selling, general and administrative expenses (“SG&A”) decreased approximately 8.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease is primarily due to decreases in our Miscellaneous, License and Office Equipment expenses offset by increases in Insurance and Office Software expenses. During the year ended December 31, 2013 we recorded $189,408 in license fees associated with our license agreement with DataSci, LLC compared to $218,467 during the year ended December 31, 2012. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Leiden, the Netherlands and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising as compared to approximately $270,000 in 2012. We expect that the 2014 marketing, sales and advertising expenses will be approximately $750,000 as we plan to increase our attendance at tradeshows and our marketing efforts worldwide.

During the year ended December 31, 2013 we recognized $11,131 in bad debt expense compared to a credit of $58,234 for the year ended December 31, 2012.  During 2013, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We were very successful in managing and collecting our outstanding A/R.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2014.

Interest expense was $2,490,112 during the year ended December 31, 2013 compared to $2,225,280 for the year ended December 31, 2012, an increase of $264,832.  Interest incurred to related parties was $2,339,702 during the year ended December 31, 2013 and $2,108,749 for the year ended December 31, 2012.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2013 and December 31, 2012.

Interest Expense

	For the year ended
Debt Description	December 31, 2013	December 31, 2012	$ Change
Accretion of discount from derivatives	$609,000	$475,620	$133,380
August 2008 convertible notes	192,000	192,526	(526)
December 2008 convertible notes	597,600	599,237	(1,637)
Sept 2009 secured convertible debentures	144,000	144,394	(394)
Dec 2009 convertible debentures	178,800	179,290	(490)
General interest	95,360	94,312	1,048
Related party notes payable	673,352	539,901	133,451
Total	$2,490,112	$2,225,280	$264,832

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009.  We recorded a net unrealized loss of $95,121 during the year ended December 31, 2013 compared with a net unrealized loss of $6,123,302 during the year ended December 31, 2012.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the years ended December 31, 2013 and December 31, 2012 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $206,261 and $229,517 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2013 and December 31, 2012, respectively.  As of December 31, 2013, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrerage

Series A	$2,380,439
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,462,419

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2013, we had working capital deficit of approximately $16,145,300.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	December 31, 2013	December 31, 2012	$ Change
Cash	$1,160,720	$873,315	$287,405
Accounts receivable, net of allowance for doubtful accounts	1,599,568	1,240,898	358,670
Prepaids	146,907	131,942	14,965
Current assets	2,907,195	2,246,155	661,040

Accounts payable and accrued expenses	2,540,956	2,124,365	416,591
Notes payable, current portion	37,500	-0-	37,500
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	2,866,356	3,732,240	(865,884)
Line of credit	3,500,000	-0-	3,500,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Convertible notes payable, related parties, current portion, net of discount	-0-	160,000	(160,000)
Conversion feature liability, related parties	2,979,392	2,240,782	738,610
Conversion feature liability	146,814	46,541	100,273
Warrant liability	144,031	192,445	(48,414)
Warrant liability, related parties	5,799,946	6,095,153	(295,207)
Current liabilities	19,052,495	15,629,026	3,423,469

Working capital (deficit)	$(16,145,300)	$(13,382,871)	$(2,762,429)

Statement of Cash Flows Disclosure
	For the year ended
	December 31, 2013	December 31, 2012
Net cash (used in) operating activities	$(2,453,763)	$(173,912)
Net cash (used in) investing activities	(740,320)	(107,882)
Net cash provided by/(used in) financing activities	3,500,000	(131,800)

Net increase/(decrease) in cash and cash equivalents	287,405	(428,972)

Changes in working capital accounts	(382,716)	420,359

Effect of non-cash transactions on cash and cash equivalents	$1,090,295	$7,238,699

Cash and Cash Equivalents

Cash and cash equivalents increased to $1,160,720 at December 31, 2013 from $873,315 at December 31, 2012. The increase is primarily comprised of a net loss of $3,161,342, offset by an increase from non-cash transactions of $1,090,295, changes in working capital accounts of ($382,716) investment activities of ($740,320) and financing proceeds of $3,500,000.

During 2013 our ability to collect on trade receivables improved as compared to fiscal 2012 and 2011.  We saw decreased incidence of customers discontinuing operations and experienced a small amount of uncollectable receivables. Our expectation is that during 2014 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2013:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$5,667,865	$37,500	(2)	$2,214,486	(3)	$3,415,879	(4)	$-0-
Convertible notes	9,665,000	75,000	(5)	250,000	(6)	9,340,000	(7)	-0-
Lines of credit (8)	3,500,000	3,500,000		-0-		-0-		-0-
Operating lease obligations (9)	1,378,483	537,630		502,131		279,174		59,548
Patent licensing fees (10)	2,312,500	962,500		450,000		450,000		450,000
Total	$22,523,848	$5,112,630		$3,416,617		$13,485,053		$509,548

1. Amounts do not include interest to be paid.
2. Includes $17,500 of 12% notes payable that mature in January 2014; and $20,000 of 12% notes payable that mature in December 2014.
3. Includes $431,986 of 10% notes payable that mature in January 2015; and $1,782,500 of 12% notes payable that mature in January 2015.
4. Includes $549,000 of 12% notes payable that mature in January 2016 and $2,866,879 of 12% notes payable that mature in March 2016.
5. Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
6. Includes $150,000 in 10% convertible notes that mature in January 2015 and $100,000 in 12% convertible notes that mature in January 2015.
7. Includes $1,770,000 in 10% convertible notes that mature in January 2016 and $7,570,000 in 12% convertible notes that mature in January 2016.
8. Includes $3,500,000 due on the revolving line of credit with The Northern Trust Company.

9. Includes office lease obligations for our headquarters in Fort Lauderdale, Florida, our regional operating office in Monmouth Junction, New Jersey, our R&D office in Southhampton, England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.

10. Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $184,748 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On December 31, 2011, the Company issued a promissory note payable totaling $1,600,000 to our CEO and Director, Cornelis F. Wit, in exchange for $833,000 in promissory notes that matured in 2013 and 2014 along with $767,000 in accrued interest outstanding.  The new promissory note bears interest at 12% per annum and matures in January 2015.

On April 1, 2012 the Company issued promissory notes in the amount of $37,500 in exchange for an existing promissory note in the same amount.  The promissory notes carry an interest rate of 12%. $20,000 of the note was due on May 1, 2012 and the remaining $17,500 had a maturity date of January 1, 2014. The note has been paid in full.

On December 17, 2012 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of December 16, 2014.

On January 1, 2013 the Company issued a promissory note payable to our CEO and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $529,000.  The note carries an interest rate of 12% per annum and matures on January 1, 2016.

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

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and CTO, Randall G. Smith, in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On February 22, 2013 the Company extended the maturity date of $150,000 of convertible debentures to our Director, Guus van Kesteren, originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, 2013 the Company extended the maturity date of $1,770,000 of convertible debentures to our CEO and Director, Cornelis F. Wit, originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company extended the maturity date of $4,505,000 of convertible debentures, including $4,475,000 due to our CEO and Director, Cornelis F. Wit, $25,000 due to our COO and President, Stephen E. Johnson, and $5,000 due to our Chairman and CTO, Randall G. Smith, originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company extended the maturity date of $1,200,000 of convertible debentures, including $1,100,000 due to our CEO and Director, Cornelis F. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company extended the maturity date of $1,490,000 of convertible debentures including $1,440,000 due to our CEO and Director, Cornelis F. Wit, originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, 2013 the Company extended the maturity date of $15,000 of convertible debentures originally issued to our former Director, Matthew Veatch, in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

On April 1, 2013 the Company issued a promissory note totaling $2,866,879 to our CEO and Director, Cornelis F. Wit, in exchange for a promissory note in the same amount.  The new promissory note bears interest at 12% per annum and matures on March 31, 2016.

On December 5, 2013 the Company extended the maturity date of $160,000 of convertible debentures to our Director, Guus van Kesteren, originally issued in August 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 9, 2013, the Company extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

During the next twelve months we expect debt in the aggregate amount of $112,500 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share and $17,500 of 12% notes payable that mature in January 2014 and $20,000 of 12% notes payable that mature in December 2014.

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

Since 2008 the Company has utilized the proceeds of convertible debentures and promissory notes to satisfy its working capital and capital expenditure needs.  During 2008 and 2009 we raised $9,590,000 in convertible debentures that remain outstanding.  Approximately 97% of those debentures were issued to officers, directors or significant senior managers of the Company, including debentures totaling $8,785,000 to our CEO and Director, Cornelis F. Wit.  In 2013 we raised $3,500,000 from our line of credit with The Northern Trust Company. In 2012 we did not need or utilize any external financing.

We may continue to require substantial funds to continue our R&D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R&D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting, defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business.  Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R&D programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our R&D plans or other events will not result in accelerated or unexpected expenditures.

While the Company has not sought capital from venture capital or private equity sources we believe that those sources of capital remain available although possibly under terms and conditions that might be disadvantageous to existing investors.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our R&D development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

While several of our officers and directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending December 31, 2013, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2014 regarding our audited financial statements for the year ended December 31, 2013.

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

Our Management believes that the following are our critical accounting policies:

ASSET IMPAIRMENT

Asset Acquisitions, Goodwill and Intangible Assets

We account for asset acquisitions in accordance with ASC 350, Intangibles- Goodwill and Other Intangible Assets. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of an asset acquisition.

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

Goodwill is evaluated for impairment using a two-step process that is performed at least annually or when circumstances indicate that an impairment may exist. The first step is a qualitative measure. If this first test is passed, the second step is not necessary. If the book value exceeds the fair value, then the second, quantitative test is performed to measure the impairment loss

Long Lived Assets

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer such as a pharmaceutical company.  Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our clients’ data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders.  The clinical trials that are conducted using our EDC Applications can last from a few months to several years.  Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects.  Cost of sales is primarily comprised of salaries and taxes and is expensed as incurred.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During fiscal 2013, we adopted the following new accounting pronouncements:

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this standard, which is required for reporting periods beginning in 2013, did not have an impact on its consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU No. 2013-11 on January 1, 2014 and the adoption is not expected to have a material impact on its consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2012 to determine their impact, if any, on our financial statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are set forth on Pages F-1 through F-37 attached hereto.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2013, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,”  and “Stock Option Plan,” in our Proxy Statement for our 2014 Annual Meeting of Stockholders to be held on July 31, 2014 (the “Proxy Statement”).

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation –Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.3	Form of 10% Convertible Note (15)
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (16)
10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (17)
10.3	1998 Stock Incentive Plan (18)
10.4	Standard Agreement – Proprietary Protection (19)
10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (20)
10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)
10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (22)
10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (23)
10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (24)
10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (25)
10.23	Form of Debenture dated February 29, 2008 (26)
10.24	Form of Warrant February 29, 2008 (27)
10.27	Form of Debenture dated August 29, 2008 (28)
10.28	Form of Warrant dated August 29, 2008 (29)
10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (30)
10.30	Form of Debenture dated December 16, 2008 (31)
10.31	Form of Warrant December 16, 2008 (32)
10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (33)
10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009 (34)
10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009 (35)
10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (36)
10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (37)
10.37	Form of Debenture dated September 30, 2009 (38)
10.38	Form of Warrant dated September 30, 2009 (39)
10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (40)
10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010 (41)
10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (42)
10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (43)
10.44	Promissory note payable to Cornelis F. Wit dated March 31, 2011 (44)
10.45	Promissory note payable to Cornelis F. Wit dated December 31, 2011 (45)

10.46	Promissory note payable to Randall Smith dated December 31, 2011 (46)
10.47	2009 Equity Incentive Plan (47)
10.48	Promissory note payable to Noesis International Holdings dated January 1, 2013 (48)
10.49	Promissory note payable to Ad Klinkenberg dated January 1, 2013 (49)
10.50	Promissory note payable to Wim Boegem dated January 1, 2013 (50)
10.51	Promissory note payable to Cornelis F. Wit dated January 1, 2013 (51)
10.52	Promissory note payable to Randall Smith dated February 1, 2013 (52)
10.53	August 2008 convertible note maturity date extension with Guus van Kesteren dated 2/22/2013 (53)
10.54	August 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (54)
10.55	December 2008 convertible note maturity date extension with Stephen Johnson dated 2/22/2013 (55)
10.56	December 2008 convertible note maturity date extension with Randall Smith dated 2/22/2013 (56)
10.57	December 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (57)
10.58	Amendment number two to securities purchase agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated 2/22/2013 (58)
10.59	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (59)
10.60	Amendment number two to securities purchase agreement between the Company and Richard & Carolyn Danzansky dated 2/22/2013 (60)
10.61	Amendment number two to securities purchase agreement between the Company and Paul Spitzberg dated 2/22/2013 (61)
10.62	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (62)
10.63	December 2008 convertible note maturity date extension with Matthew Veatch dated 2/27/2013 (63)
10.64	Promissory note payable to Noesis International Holdings dated March 5, 2013 (64)
10.65	December 2008 convertible note maturity date extension with Fernando Montero Incentive Savings Trust dated 3/6/2013 (65)
10.66	December 2008 convertible note maturity date extension with Noesis International Holdings dated 3/12/2013 (66)
10.67	Promissory note payable to The Northern Trust Company dated March 18, 2013 (67)
10.68	Pledge Agreement between Northern Trust and Cornelis F. Wit (68)
10.69	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit (69)
10.70	Promissory note payable to Cornelis F. Wit dated April 1, 2013 (70)
10.71	Share Purchase Agreement Promasys B. V. (71)
10.72	Lease, Promasys B.V. (72)
10.73	December 2008 convertible note maturity date extension with Guus van Kesteren dated 12/05/2013*
10.74	December 2008 convertible note maturity date extension with the Fernando Montero Incentive Savings Trust dated 12/09/2013*
10.75	Promissory note payable to Cornelis F. Wit dated January 1, 2014*
14	OmniComm Systems, Inc. Code of Ethics (73)
21	Subsidiaries of the Company*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation***
101.DEF	XBRL Taxonomy Extension Definition***
101.LAB	XBRL Taxonomy Extension Label***
101.PRE	XBRL Taxonomy Extension Presentation***

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
17	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
18	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
19	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
20	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
21	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
22	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
23	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
24	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
25	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
26	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
27	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
28	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009.
29	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009.
30	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008.
31	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008.
32	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008.
33	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009.
34	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009.
35	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009.
36	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009.
37	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009.
38	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009.
39	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009.
40	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010.
41	Incorporated by reference to Exhibit 10.41 filed with our Form 10-K dated December 31, 2010.
42	Incorporated by reference to Exhibit 10.42 filed with our Form 10-K dated December 31, 2010.
43	Incorporated by reference to Exhibit 10.43 filed with our Form 10-K dated December 31, 2010.
44	Incorporated by reference to Exhibit 10.44 filed with our Form 10-K dated December 31, 2011.
45	Incorporated by reference to Exhibit 10.45 filed with our Form 10-K dated December 31, 2011.
46	Incorporated by reference to Exhibit 10.46 filed with our Form 10-K dated December 31, 2011.
47	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009.
48	Incorporated by reference to Exhibit 10.48 filed with our Form 10-K dated December 31, 2012.
49	Incorporated by reference to Exhibit 10.49 filed with our Form 10-K dated December 31, 2012.
50	Incorporated by reference to Exhibit 10.50 filed with our Form 10-K dated December 31, 2012.
51	Incorporated by reference to Exhibit 10.51 filed with our Form 10-K dated December 31, 2012.
52	Incorporated by reference to Exhibit 10.52 filed with our Form 10-K dated December 31, 2012.
53	Incorporated by reference to Exhibit 10.53 filed with our Form 10-K dated December 31, 2012.
54	Incorporated by reference to Exhibit 10.54 filed with our Form 10-K dated December 31, 2012.
55	Incorporated by reference to Exhibit 10.55 filed with our Form 10-K dated December 31, 2012.

56	Incorporated by reference to Exhibit 10.56 filed with our Form 10-K dated December 31, 2012.
57	Incorporated by reference to Exhibit 10.57 filed with our Form 10-K dated December 31, 2012.
58	Incorporated by reference to Exhibit 10.58 filed with our Form 10-K dated December 31, 2012.
59	Incorporated by reference to Exhibit 10.59 filed with our Form 10-K dated December 31, 2012.
60	Incorporated by reference to Exhibit 10.60 filed with our Form 10-K dated December 31, 2012.
61	Incorporated by reference to Exhibit 10.61 filed with our Form 10-K dated December 31, 2012.
62	Incorporated by reference to Exhibit 10.62 filed with our Form 10-K dated December 31, 2012.
63	Incorporated by reference to Exhibit 10.63 filed with our Form 10-K dated December 31, 2012.
64	Incorporated by reference to Exhibit 10.64 filed with our Form 10-K dated December 31, 2012.
65	Incorporated by reference to Exhibit 10.65 filed with our Form 10-K dated December 31, 2012.
66	Incorporated by reference to Exhibit 10.66 filed with our Form 10-K dated December 31, 2012.
67	Incorporated by reference to Exhibit 10.67 filed with our Form 10-Q for the period ended March 31, 2013.
68	Incorporated by reference to Exhibit 10.68 filed with our Form 10-Q for the period ended June 30, 2013.
69	Incorporated by reference to Exhibit 10.69 filed with our Form 10-Q for the period ended June 30, 2013.
70	Incorporated by reference to Exhibit 10.70 filed with our Form 10-Q for the period ended June 30, 2013.
71	Incorporated by reference to Exhibit 10.71 filed with our Form 10-Q for the period ended September 30, 2013.
72	Incorporated by reference to Exhibit 10.72 filed with our Form 10-Q for the period ended September 30, 2013.
73	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

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

Dated: March 31, 2014
OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 31, 2014
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2014
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and Financial Officer	March 31, 2014
Thomas E. Vickers

/s/ Guus van Kesteren	Director	March 31, 2014
Guus van Kesteren

/s/ Robert Schweitzer	Director	March 31, 2014
Robert Schweitzer

/s/ Adam Cohen	Director	March 31, 2014
Adam Cohen

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

OmniComm Systems, Inc.

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive income, changes in shareholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced net losses and negative cash flows from operations and has utilized debt and equity financing to help provide working capital, capital expenditure and R&D needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2014

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$1,160,720	$873,315
Accounts receivable, net of allowance for doubtful accounts of $65,341 and $84,210, respectively	1,599,568	1,240,898
Prepaid expenses	146,907	131,942
Total current assets	2,907,195	2,246,155
Property and equipment, net	607,433	481,803
Other assets
Intangible assets, net	270,242	-0-
Goodwill	675,710	-0-
Prepaid stock compensation	169,375	-0-
Other assets	82,501	51,153

TOTAL ASSETS	$4,712,456	$2,779,111

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,540,956	$2,124,365
Notes payable, current portion	37,500	-0-
Deferred revenue, current portion	2,866,356	3,732,240
Line of credit	3,500,000	-0-
Convertible notes payable, related parties, current portion, net of discount	-0-	160,000
Convertible notes payable, current portion, net of discount	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	2,979,392	2,240,782
Conversion feature liability	146,814	46,541
Warrant liability, related parties	5,799,946	6,095,153
Warrant liability	144,031	192,445
Total current liabilities	19,052,495	15,629,026

LONG TERM LIABILITIES
Notes payable, long term, net of current portion	614,486	651,987
Notes payable, related parties, long term, net of current portion, net of discount of $447,666 and $656,524, respectively	4,568,213	3,830,355
Deferred revenue, long term, net of current portion	1,385,017	987,328
Convertible notes payable, related parties, net of current portion	9,125,000	8,965,000
Convertible notes payable, net of current portion	465,000	465,000
Patent settlement liability, long term, net of current portion	963,124	1,223,715

TOTAL LIABILITIES	36,173,335	31,752,411

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 90,104,659 and 86,598,659 issued and outstanding, respectively, at $0.001 par value	90,105	86,599
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,334,358	36,645,589
Accumulated other comprehensive (loss)	(87,604)	(69,092)
Accumulated deficit	(73,519,917)	(70,358,575)

TOTAL SHAREHOLDERS' (DEFICIT)	(31,460,879)	(28,973,300)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$4,712,456	$2,779,111

See accompanying summary of accounting policies and notes to the consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2013	2012
Revenues	$13,887,520	$14,818,479
Reimbursable revenues	444,320	733,784
Total revenues	14,331,840	15,552,263

Cost of goods sold	2,560,191	2,762,081
Reimbursable expenses-cost of goods sold	351,022	451,576
Total cost of sales	2,911,213	3,213,657

Gross margin	11,420,627	12,338,606

Operating expenses
Salaries, benefits and related taxes	8,758,276	8,335,565
Rent and occupancy expenses	894,121	881,503
Consulting services	157,905	152,297
Legal and professional fees	265,251	278,427
Travel	534,135	442,030
Telephone and internet	187,078	165,877
Selling, general and administrative	851,642	931,269
Bad debt expense	11,131	(58,234)
Depreciation expense	230,323	377,680
Amortization expense	7,720	232,117
Total operating expenses	11,897,582	11,738,531

Operating income/(loss)	(476,955)	600,075

Other income/(expense)
Interest expense	(150,410)	(116,531)
Interest expense, related parties	(2,339,702)	(2,108,749)
Interest income	9	237
Change in derivative liabilities	(95,121)	(6,123,302)
Loss on sale of fixed assets	-0-	(22,106)
Transaction gain/(loss)	(5,041)	1,220
(Loss) before income taxes	(3,067,220)	(7,769,156)
Income taxes	(94,122)	(63,814)
Net (loss)	(3,161,342)	(7,832,970)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(206,261)	(229,517)
Total preferred stock dividends	(206,261)	(229,517)
Net (loss) attributable to common stockholders	$(3,367,603)	$(8,062,487)

Net (loss) per share
Basic and diluted	$(0.04)	$(0.09)
Weighted average number of shares outstanding
Basic and diluted	87,969,202	86,522,332

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	For the year ended December 31,
	2013	2012
Net (loss) attributable to common stockholders	$(3,367,603)	$(8,062,487)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(18,512)	(15,378)

Other comprehensive (loss)	(18,512)	(15,378)

Comprehensive (loss)	$(3,386,115)	$(8,077,865)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND  DECEMBER 31, 2013

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		Accumulated
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2011	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,481,495	$86,482	$36,572,099	$(62,525,605)	$(53,714)	$(21,198,559)

Employee stock option expense												65,744			65,744

Foreign currency translation adjustment														(15,378)	(15,378)

Issuance of common stock in lieu of accrued interest										42,164	42	7,821			7,863

Employee stock option exercise										75,000	75	(75)			-0-

Net loss for period ended December 31, 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(7,832,970)	-0-	(7,832,970)

Balances at December 31, 2012	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	86,598,659	86,599	36,645,589	(70,358,575)	(69,092)	(28,973,300)

Employee stock option expense												83,875			83,875

Foreign currency translation adjustment														(18,512)	(18,512)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Employee stock option exercise										11,000	11	(11)			-0-

Shares issued for Purchase of Promasys										2,270,000	2,270	383,630			385,900

Net loss for period ended December 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,161,342)	-0-	(3,161,342)

Balances at December 31, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,334,358	$(73,519,917)	$(87,604)	$(31,460,879)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,161,342)	$(7,832,970)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	95,121	6,123,302
Interest expense from derivative instruments	609,000	475,621
Loss from sale of fixed assets, net	-0-	14,606
Common stock issued in lieu of accrued interest	-0-	7,863
Employee stock option expense	83,875	65,744
Amortization of prepaid compensation	53,125	-0-
Provision for doubtful accounts	11,131	(58,234)
Depreciation and amortization	238,043	609,797
Changes in operating assets and liabilities
Accounts receivable	(153,514)	101,280
Prepaid expenses	(14,966)	25,421
Other assets	(31,348)	(17,484)
Accounts payable and accrued expenses	775,251	663,530
Patent settlement liability	(260,591)	(194,032)
Deferred revenue	(697,548)	(158,356)
Net cash (used in) operating activities	(2,453,763)	(173,912)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-0-	50,000
Payments to acquire business, net of cash acquired	(386,545)	-0-
Purchase of property and equipment	(353,775)	(157,882)
Net cash (used in) investing activities	(740,320)	(107,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(131,800)
Proceeds from revolving line of credit	3,500,000	-0-
Net cash provided by/(used in) financing activities	3,500,000	(131,800)

Effect of exchange rate changes on cash and cash equivalents	(18,512)	(15,378)
Net increase/(decrease) in cash and cash equivalents	287,405	(428,972)
Cash and cash equivalents at beginning of period	873,315	1,302,287

Cash and cash equivalents at end of period	$1,160,720	$873,315

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$94,122	$63,814
Interest	$835,154	$1,331,956

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$3,501,366	$-0-
Promissory notes issued for accrued interest	$529,000	$-0-
Common stock issued for the acquisition of Promasys B.V.	$385,900	$-0-
Common stock issued in lieu of accrued interest	$-0-	$7,863

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 1:               ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States, Europe and Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; Promasys® and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the years ended December 31, 2013 and December 31, 2012 we spent approximately $2,403,504 and $2,337,904, respectively, on R&D activities, which is primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income (loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $18,512 for the year ended December 31, 2013 and a translation loss of $15,378 for the year ended December 31, 2012.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, Promasys and eClinical Suite (the “EDC Software”). Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical Suite software products, and consulting services and customer support, including training, for all of the Company's products.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

The fees associated with each business activity for the years ended December 31, 2013 and December 31, 2012, respectively are:

	For the year ended
Revenue activity	December 31, 2013	December 31, 2012
Set-up fees	$3,369,670	$4,990,378
Change orders	475,680	249,673
Maintenance	4,584,594	5,270,913
Software licenses	2,911,509	3,364,324
Professional services	2,207,181	996,081
Hosting	783,206	680,894
Total	$14,331,840	$15,552,263

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $65,341 and $84,210 as of December 31, 2013 and December 31, 2012, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2013	December 31, 2012
Beginning of period	$84,210	$142,444
Bad debt expense	11,131	(58,234)
Write-offs	(30,000)	-0-
End of period	$65,341	$84,210

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2013, $793,016 was deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2013.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2013, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 11% during the year ended December 31, 2013 or approximately $1,551,100, respectively. One customer accounted for 19% and another accounted for 16% of our revenues during the year ended December 31, 2012 or approximately $2,909,300 and $2,503,100, respectively.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts Receivable
For the years ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
December 31, 2013	1	11%	2	23%
December 31, 2012	2	35%	3	54%

The table below provides revenues from European customers for the years ended December 31, 2013 and December 31, 2012, respectively.

European revenues
For the year ended
December 31, 2013		December 31, 2012
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,847,305	12.9%	$1,545,730	9.9%

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2013, the Company had $4,251,373 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $2,866,356 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $226,380 and $269,311 for the years ended December 31, 2013 and December 31, 2012, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the years ended December 31, 2013 and December 31, 2012 we spent approximately $2,403,504 and $2,337,904 respectively, on R&D activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009.  The 2009 Plan provides for the issuance of up to 7.5 million shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents.  The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008.  The 1998 Plan provided for the issuance of up to 12.5 million shares in accordance with the terms of the 1998 Plan document.  Each plan is more fully described in “Note 15, Employee Equity Incentive Plans.”  The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2013, we adopted the following new accounting pronouncements:

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard did not have a material impact on our results of operations, cash flows or financial condition.

In January 2013, the FASB issued authoritative guidance on the presentation of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. Our adoption of this standard did not have an impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carry forward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company will adopt ASU No. 2013-11 on January 1, 2014 and the adoption is not expected to have a material impact on its consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:                GOING CONCERN

We have experienced net losses and negative cash flows from operations and have utilized debt and equity financings to help provide for our working capital, capital expenditure and R&D needs.  We will continue to require substantial funds to continue our R&D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations.  Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R&D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; and other changes in economic, regulatory or competitive conditions in our planned business.

Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the R&D programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful.  There can be no assurance that changes in our R&D plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

To satisfy our capital requirements, we may seek additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all.  If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our R&D and marketing programs.  If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending December 31, 2013 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4                  EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 87,969,202 and 86,522,332 for the years ended December 31, 2013 and December 31, 2012, respectively.

Antidilutive shares aggregating 79,546,913 and 82,069,096 have been omitted from the calculation of dilutive earnings/(loss) per share for the years ended December 31, 2013 and December 31, 2012 respectively as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings/(loss) per shares:  There were no differences between basic and diluted earnings/(loss) per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2013 and December 31, 2012, respectively.

Anti-Dilutive Security	December 31, 2013	December 31, 2012
Preferred stock	2,750,149	2,750,149
Employee stock options	5,745,000	10,452,500
Warrants	44,728,873	43,212,873
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	1,702,891	1,033,574
Total	79,546,913	82,069,096

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

For the year ended
	December 31, 2013			December 31, 2012
	Income (loss) numerator	Shares denominator	Per-share amount	Income (loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(3,367,603)	87,969,202	$(0.04)	$(8,062,487)	86,522,332	$(0.09)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(3,367,603)	87,969,202	$(0.04)	$(8,062,487)	86,522,332	$(0.09)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 5:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2013			December 31, 2012
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,822,098	$1,326,256	$495,842	$1,519,617	$1,181,451	$338,166	5
Leasehold improvements	93,812	75,735	18,077	92,686	68,044	24,642	5
Computer software	1,556,497	1,477,801	78,696	1,502,524	1,403,705	98,819	3
Office furniture	114,373	99,555	14,818	110,780	90,604	20,176	5
Total	$3,586,780	$2,979,347	$607,433	$3,225,607	$2,743,804	$481,803

Depreciation expense for the years ended December 31, 2013 and December 31, 2012 was $230,323 and $377,680, respectively.

NOTE 6:                INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	December 31, 2013			December 31, 2012
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	136,253	1,514	134,739	-0-	-0-	-0-	15
Promasys B.V. software code	72,943	2,431	70,512	-0-	-0-	-0-	5
Promasys B.V. URLs/Website	68,814	3,823	64,991	-0-	-0-	-0-	3
	$1,670,711	$1,400,469	$270,242	$1,392,701	$1,392,701	$-0-

Amortization expense was $7,720 and $232,117 for the years ended December 31, 2013 and December 31, 2012, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2014	$46,610
2015	46,610
2016	42,788
2017	23,672
2018 and thereafter	110,562
Total	$270,242

NOTE 7:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2013	December 31, 2012
Accounts payable	$724,421	$665,139
Accrued payroll and related costs	260,072	383,859
Other accrued expenses	88,292	124,154
Accrued interest	1,468,171	951,213
Total accounts payable and accrued expenses	$2,540,956	$2,124,365

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

NOTE 8:     PROMASYS B.V. ACQUISITION

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the 4 shareholders of Promasys B.V. pursuant to a share purchase agreement and as a result, Promasys B.V. became our wholly owned subsidiary. Promasys B.V. is involved in the development and marketing of software and services relating to clinical data management (“Business”).  Since its establishment in 2004, Promasys B.V. has built an international customer base, with a focus on the academic market and a strong presence in Asia. As consideration for the acquisition, we paid an aggregate of 435,998 euros (approximately $593,000) to one of the shareholders of Promasys B.V and issued an aggregate of 2,270,000 shares of our common stock to the other 3 shareholders of Promasys B.V. On the same day, and in connection with the share purchase agreement, we also entered into an employment agreement with one of the shareholders and a management agreement with the principal of a second shareholder pursuant to which, among other things, the individuals shall continue providing services to us as it relates to the Business. The foregoing description of the share purchase agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement which we have filed as Exhibit 10.71 to this Annual Report on Form 10K.

In conjunction with the share purchase agreement of the capital stock of Promasys B.V., effective October 31, 2013, our Board of Directors appointed Dr. Adam F. Cohen to serve on our Board of Directors. It is expected that Dr. Cohen will be a member of the Compensation and Governance and Nominating Committees. Dr. Cohen, age 61, has no family relationships with any of the executive officers or directors of the Company. Dr. Cohen was a director of Promasys B. V. and held a 10% equity interest in Promasys B.V. prior to the acquisition. He received 790,000 shares of OmniComm’s common shares in exchange for his interest in Promasys B.V. Other than the acquisition of Promasys B.V. there have been no related party transactions in the past two years in which the Company or any of its subsidiaries was or is to be a party, in which Dr. Cohen had, or will have, a direct or indirect material interest.

Dr. Cohen currently serves as the CEO of CHDR, a clinical research unit based in Leiden in the Netherlands. Dr. Cohen graduated in Pharmacy and Medicine from Leiden University. He subsequently joined the department of Clinical Pharmacology of the Wellcome Research Laboratories in Beckenham, UK where he obtained experience in early drug development. This work led to a PhD thesis about the development of an antihistamine (acrivastine) and an antiepileptic (lamotrigine). Further training in internal medicine was obtained at King’s College Hospital in London. Phase II-III drug development experience was obtained as European Clinical project leader for t-PA at Wellcome. He is a professor of Clinical Pharmacology at Leiden University and has a clinical attachment at the department of nephrology at Leiden University Medical Centre. He is author of more than two hundred publications about a wide range of clinical pharmacological subjects. He is executive editor of the British Journal of Clinical Pharmacology.

We accounted for the acquisition of Promasys B.V as a business combination and accordingly accounted for the acquisition under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) (Codified within ASC 805, Business Combinations). We allocate the purchase price to the assets acquired and the liabilities assumed based on their estimated fair values on the date of the acquisition. The difference between the fair value of the net assets acquired and the purchase price is recorded as goodwill. We record the operating results of the acquired business in our consolidated statements of operations from the date of acquisition.

The table below summarizes the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date.

Cash	$215,571
Receivables	$216,287
Property and equipment	$2,178
Identifiable intangibles	$276,356
Goodwill	$671,689
Total assets acquired	$1,382,081
Accounts payable	$(170,339)
Deferred revenue	$(229,353)
Net asssets acquired	$982,389

The below table provides unaudited pro-forma results as if the acquistion had occurred effective January 1, 2012.

	(Unaudited) For the year ended December 31,
	2013	2012
Gross revenues	$15,119,861	$16,002,612

Total expenses	18,145,210	23,988,611

Net income (loss) before taxes	$(3,025,349)	$(7,985,999)

Net income (loss) per share	$(0.04)	$(0.09)
Weighted average number of shares outstanding
Basic and Diluted	89,866,051	88,792,332

NOTE 9:                LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, CEO and Director. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The line of credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At December 31, 2013, $3,500,000 was outstanding on the line of credit at an interest rate of 2.25%.

At December 31, 2013, the Company owed $5,667,865 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2013	Current	term	Current	term
12/31/2011	1/1/2015	12%	$1,600,000	$-0-	$-0-	$-0-	$1,600,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	20,000	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
1/1/2013	1/1/2015	10%	308,561	-0-	308,561	-0-	-0-
1/1/2013	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
1/1/2013	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
3/5/2013	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
Discount on note payable				-0-	-0-	-0-	(447,666)
Total			$5,667,865	$37,500	$614,486	$-0-	$4,568,213

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to our CEO and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2016.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $400,141 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was $128,858. The warrant liability (discount) will be amortized over the 36 month duration of the note payable. The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

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

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and CTO, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015.

On April 1, 2013 the Company issued a promissory note in the amount of $2,866,879 to our CEO and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of March 31, 2016. The expiration date of the warrants associated with the original prommissory note was extended to March 31, 2016.

NOTE 10                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2013.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2013	Allocated discount	discount amortized	December 31, 2013	December 31, 2013	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-	$75,000	$9,125,000	$465,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2013, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $109,748 of accrued interest at December 31, 2013.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our CEO and Director, Cornelis, F. Wit.   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our CEO and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  On February 22, 2013, the Company and two lenders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by our CEO and Director, Cornelis F. Wit. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016.

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our CEO and Director, Cornelis F. Wit, and one of our Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our Director, Guus van Kesteren to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to our CEO and Director, Cornelis F. Wit, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

 On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our CEO and Director, Cornelis F. Wit, our COO and President, Stephen E. Johnson, our Chairman and CTO, Randall G. Smith, our CFO, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our CEO and Director, Cornelis F. Wit, $25,000 due to our COO and President, Stephen E. Johnson, and $5,000 due to our Chairman and CTO, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures issued to our former Director, Matthew Veatch, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and one of the lenders agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and one of the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. In December 2013, the Company and two lenders agreed to extend the maturity date of $360,000 of convertible debentures, including $160,000 due to our Director, Guus van Kesteren, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our CEO and Director, Cornelis F. Wit.  The Company received net proceeds of $1,490,000.  The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our CEO and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015.  On February 22, 2013, the Company extended all $1,490,000 of the convertible notes until January 1, 2016, including $1,440,000 in convertible notes held by our CEO and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until January 1, 2016.

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2013 are as follows:

2014	$75,000
2015	250,000
2016	9,340,000
Total	$9,665,000

NOTE 11:              FAIR VALUE MEASUREMENT

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2013 and December 31, 2012.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2013 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011 and 2013 that are associated with notes payable that were issued to our CEO and Director, Cornelis F. Wit, and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B. V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 10 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

A summary as of December 31, 2013 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$3,126,206	$-0-	$-0-	$3,126,206
Warrant liability	5,943,977	-0-	-0-	5,943,977
Total of derivative liabilities	$9,070,183	$-0-	$-0-	$9,070,183

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2013

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

	Significant valuation assumptions of derivative instruments at December 31, 2013
Risk free interest rate	0.12%	to	0.13%
Dividend yield		0.00%
Expected volatility	166.7%	to	217.1%
Expected life (range in years)
Conversion feature liability	1.00	to	2.00
Warrant liability	1.00	to	2.25

A summary as of December 31, 2013 of the fair value of assets measured at fair value on a non recurring basis follows:

	Carrying amount December 31,	Carrying amount December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2012	2013	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$-0-	$134,739	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	-0-	70,512	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	-0-	64,991	-0-	-0-	68,814
Promasys B.V. goodwill (4)	-0-	675,710	-0-	-0-	675,710
	$-0-	$945,952	$-0-	$-0-	$953,720

(3)   The fair value of the Acquired Assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

(4) The acquired Promasys B.V. software code, customer list and URLs/website are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

The Company’s goodwill and other identifiable intangible assets with indefinite lives are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company will record a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made.

The table below presents the fair value of the Goodwill as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
(Level 3)
Goodwill	$675,710	$-0-

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. The Impairment or Disposal of Long-Lived Asset subsection of the Property, Plant and Equipment Topic of the FASB ASC, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

A summary as of December 31, 2012 of the fair value of liabilities measured at fair value on a recurring basis follows:

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
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2012
Risk free interest rate	0.18%	to	0.36%
Dividend yield		0.00%
Expected volatility	218.2%	to	259.1%
Expected life (range in years)
Conversion feature liability	0.25	to	0.96
Warrant liability	0.66	to	3.25

	Other income for the year ended
	December 31, 2013	December 31, 2012
The net amount of (losses) for the period included in earnings attributable to the unrealized loss from changes in derivative liabilities at the reporting date	$(95,121)	$(6,123,302)

Total unrealized (losses) included in earnings	$(95,121)	$(6,123,302)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2013 and December 31, 2012. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2013 and December 31, 2012.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Year ended December 31, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$838,883	$-0-	$-0-	$3,126,206
Warrant liability	6,287,598	-0-	(743,762)	400,141	-0-	5,943,977
Total of derivative liabilties	$8,574,921	$-0-	$95,121	$400,141	$-0-	$9,070,183

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Year ended December 31, 2012
Derivatives:
Conversion feature liability	$758,911	$-0-	$1,528,412	$-0-	$-0-	$2,287,323
Warrant liability	1,692,708	-0-	4,594,890	-0-	-0-	6,287,598
Total of derivative liabilties	$2,451,619	$-0-	$6,123,302	$-0-	$-0-	$8,574,921

NOTE 12:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2013 are as follows:

2014	$537,630
2015	502,131
2016	279,174
2017	53,699
2018	5,849
Total	$1,378,483

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $894,121 and $881,503 for the years ended December 31, 2013 and December 31, 2012, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2016.   The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2016.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2015. The Company currently operates its wholly-owned subsidiary, Promasys B.V., in the Netherlands under the terms of a lease that expires in October 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2014	$450,000
2015	450,000
2016	450,000
2017	450,000
Total	$1,800,000

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

During the years ended December 31, 2013 and December 31, 2012, respectively, the Company recorded a charge to earnings of  $189,408 and $218,467 respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2013 and December 31, 2012 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

In December 2013, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer through December 31, 2014. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term.  Mr. Wit receives an annual salary of $192,780 payable in cash and/or stock plus a bonus tied to our operating results. As part of the agreement incentive options are awardable under the agreement based upon sales and cash flow objectives.  In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration.   The agreement also provides, among other things, for participation in employee benefits available to employees and executives.  Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by us.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

In December 2013, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $305,235 to be paid in the form of cash and/or stock, as agreed upon by the parties, and he is eligible to receive a bonus based upon achieving technology related milestones.  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.  If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six month’s salary.  The employment agreement contains customary non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2013, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $305,235.   The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions.  If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three month’s salary for every year of service up to a maximum of twelve months salary.  The employment agreement contains customary non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by us.

NOTE 13:             RELATED PARTY TRANSACTIONS

On February 1, 2013, our Chairman and CTO, Randall Smith, extended the maturity date of his $20,000 promissory note until January 1, 2016. The promissory note bears interest at 12% per annum. The note was originally issued on December 16, 2010 with a maturity date of December 31, 2011. On December 31, 2011, Mr. Smith extended the maturity date of his promissory note until April 1, 2013.

On February 22, 2013, our Director, Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to January 1, 2015. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, 2013, our COO and President, Stephen Johnson, extended the maturity date of $25,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013, our Chairman and CTO, Randall Smith, extended the maturity date of $5,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 5, 2013, our Director, Guus van Kesteren, extended the maturity date of $160,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

As of December 31, 2013, we have an aggregate of $13,780,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our CEO and Director, and have issued certain warrants to Mr. Wit, as follows:

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

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former CFO. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

●

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to our CEO and Director, Cornelis F. Wit. The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014. On April 1, 2013, the Company and Mr. Wit extended the maturity date of the promissory note to March 31, 2016. The Promissory Note replaced the following Promissory Notes that had been previously issued:

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

●

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to our CEO and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2015. The promissory note consolidates the amounts owed as detailed below:

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

●

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to our CEO and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2016.

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, our CEO and Director. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The line of credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At December 31, 2013, $3,500,000 was outstanding on the line of credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

For the years December 31, 2013 and December 31, 2012 we incurred $2,339,702 and $2,108,749, respectively, in interest expense payable to related parties.

NOTE 14:              STOCKHOLDERS’ (DEFICIT)

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

As of December 31, 2013 we had the following outstanding securities:

o	90,104,659 shares of common stock issued and outstanding;
o	44,728,873 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

During 2013, we issued 1,225,000 restricted shares of our common stock to our senior management team and our Board of Directors. The restrictions on the shares lapse ratably over a 3 year period.  In 2013 we recognized $53,125 in compensation expense related to the share issuance.

In June 2013 a former employee exercised options granted to the employee during their employment. As a result of the exercise, 11,000 common shares were issued to the individual.

In November 2013, we issued 2,270,000 shares of our common in relation to our acquisition of Promasys B.V. We issued the shares to the Promasys B.V. shareholders who were all non US-persons/ non US-entities and the issuance of the shares to them occurred in an offshore transaction. The issuance of the 2,270,000 shares of common stock to the 3 shareholders of Promasys B.V pursuant to the share exchange agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof. (See Note 8)

Preferred stock

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2013 and December 31, 2012, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of December 31,		Cumulative arrearage as of December 31,
Series of preferred stock	2013	2012	2013	2012

Series A	$2,380,439	$2,174,178	$0.58	$0.53
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,462,419	$4,256,158

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

o	in the event of our liquidation or winding up, each share of Series A Preferred Stock has a liquidation preference equal to $1.00 per share, and
o

the holders of the Series A Preferred Stock are entitled to vote together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series A Preferred Stock.

There were cumulative arrearages of $2,380,439 and $2,174,178, or $0.58 and $0.53 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2013 and December 31, 2012 respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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
o

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2013 and December 31, 2012, respectively.

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
o

each share of Series C Preferred Stock is convertible at any time, at the option of the holder, into a number of shares of common stock determined by dividing the stated value per share of the Series C Preferred Stock by $0.25, which is the Series C Conversion Price.  The Series C Preferred Stock will automatically convert, subject to limitations based on trading volume, into shares of our common stock upon a public offering of our securities raising gross proceeds in excess of $25,000,000 at a per share price greater than 2.5 times the Series C Conversion Price per share, as adjusted for any stock split, stock dividend, recapitalization, or other similar transaction.  In addition, the Series C Preferred Stock will automatically convert into shares of our common stock at the Series C Conversion Price at such time as the closing bid price for our common stock has traded at two times the then prevailing Series C Conversion Price for a period of 20 consecutive trading days, provided that (i) a public trading market exists for our common stock on a national securities exchange, the NASDAQ Stock Market, or the over the counter market; and (ii) the Conversion Shares have been registered for resale and are not subject to any lock-up and the number of shares of the Series C Preferred Stock which can be converted in any 30-day period will be limited to the number of shares of common stock underlying the Series C  Preferred Stock equal to 10 times the average daily trading volume during the 20-day look-back period set forth above,

o

the conversion price  has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

o

the shares of Series C Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series C Preferred Stock,

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2013 and December 31, 2012, respectively.

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

The designations, rights and preferences of the Series D Preferred Stock include:

o	the stated value of the Series D Preferred is $0.001 per share,
o	the Series D Preferred has no rights to receive dividend distributions or to participate in any dividends declared by the Corporation to or for the benefit of the holders of its common stock,
o	the shares of Series D Preferred are not convertible into or exchangeable for any other security of the Corporation,
o

except as provided in Series D Preferred Designation, in the case of the death or disability of Series D Preferred holder, the Series D Preferred is not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares of such Series D Preferred. In the event any shares of Series D Preferred are redeemed pursuant, the shares redeemed will automatically be canceled and returned to the status of authorized but unissued shares of preferred stock,

o

each share of Series D Preferred entitles the holder to Four Hundred (400) votes.  With respect to such vote, the holder is entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, and is entitled to vote, together as a single class with holders of common stock and any other series of preferred stock then outstanding, with respect to any question or matter upon which holders of common stock have the right to vote.  The Series D Preferred will also entitle the holders to vote the shares as a separate class as set forth herein and as required by law. In the event of any stock split, stock dividend or reclassification of the Corporation's common stock, the number of votes which attach to each share of Series D Preferred shall be adjusted in the same proportion as any adjustment to the number of outstanding shares of common stock. The shares of Series D Preferred present at a meeting of the Company’s shareholders shall vote in the same percentage as all voting shares voted for each director at the Company’s shareholder meeting in connection with the election or removal of directors to or from the Corporation’s Board of Directors,

o

in the event of the liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of shares of the Series D Preferred then outstanding are entitled to receive before holders of shares of common stock receive any amounts, out of the remaining assets of the Corporation available for distribution to its stockholders, an amount equal to $0.001 per share,

o

so long as any shares of Series D Preferred are outstanding, the Company cannot without first obtaining the written approval of the holders of at least a majority of the voting power of the then outstanding shares of such Series D Preferred Stock (i) alter or change the rights, preferences or privileges of the Series D Preferred, or (ii) increase or decrease the total number of authorized shares of Series D Preferred Stock,

o

the holders of the Series D Preferred are not entitled to rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class,

o

the Company has a thirty (30) day “right of first refusal” in which to match the terms and conditions set forth in any bona fide offer received by holders of the Series D Preferred Stock.  The Company must purchase all of those shares of Series D Preferred offered by the holder of the Series D Preferred Stock, and

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

o

the holders of Series D Preferred cannot, directly or indirectly, transfer any shares of Series D Preferred.  Any such purported transfer shall be of no force or effect and shall not be recognized by the Company.

The following table presents preferred dividends accreted for the years ended December 31, 2013 and December 31, 2012, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted year ended December 31,		Dividends per share year ended December 31,
	2013	2012	2013	2012
Preferred stock dividends in arrears Series A	$206,261	$229,517	$0.050	$0.056
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2013 and December 31, 2012, and the related changes during these years.

December 31, 2013 warrants outstanding						December 31, 2013 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2013	Weighted average exercise price
$0.25	–	0.60	44,728,873	2.05	$0.36	44,728,873	$0.36

December 31, 2012 warrants outstanding						December 31, 2012 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2012	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2012	Weighted average exercise price
$0.25	–	0.60	43,412,873	2.32	$0.36	43,412,873	$0.36

Warrants
Balance at December 31, 2012	43,412,873
Issued	2,116,000
Exercised	-0-
Expired/forfeited	(800,000)
Balance at December 31, 2013	44,728,873
Warrants exercisable at December 31, 2013	44,728,873
Weighted average fair value of warrants granted during 2013	$0.19

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance December 31, 2011	$(53,714)	$(53,714)
2012 Activity	(15,378)	(15,378)
Balance at December 31, 2012	(69,092)	(69,092)
2013 Activity	(18,512)	(18,512)
Balance at December 31, 2013	$(87,604)	$(87,604)

 NOTE 15:              EMPLOYEE EQUITY INCENTIVE PLANS

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

DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

As of December 31, 2013, there were 3,991,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan.  At December 31, 2013, there were 2,284,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of December 31, 2013, there were 1,754,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2011	11,158,000	$0.37	2.52	$-0-
Granted	425,000	0.12
Exercised	(265,000)	0.20
Forfeited/cancelled/expired	(865,500)	0.43

Outstanding at December 31, 2012	10,452,500	0.36	1.68	$149,598
Granted	350,000	0.17
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,957,500)	0.42

Outstanding at December 31, 2013	5,745,000	$0.29	1.70	$93,945

Vested and exercisable at December 31, 2013	4,924,166	$0.32	1.42	$67,737

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2013 and December 31, 2012, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the year ended December 31, 2013	768,833	$35,384
Fair value of options vesting during the year ended December 31, 2012	816,333	$75,656

Cash received from stock option exercises for the years ended December 31, 2013 and December 31, 2012 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2013 and December 31, 2012.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

The following table summarizes information concerning options outstanding at December 31, 2013:

Awards breakdown by price range at December 31, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,251,000	2.16	$0.15	2,530,166	1.86	$0.16
0.21	to	0.29	750,000	1.64	0.25	650,000	1.20	0.25
0.30	to	0.49	110,000	0.98	0.38	110,000	0.98	0.38
0.50	to	0.70	1,634,000	0.87	0.59	1,634,000	0.87	0.59
0.00	to	0.70	5,745,000	1.70	$0.29	4,924,166	1.42	$0.32

The following table summarizes information concerning options outstanding at December 31, 2012:

Awards breakdown by price range at December 31, 2012
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,428,500	3.02	$0.15	2,035,083	2.50	$0.17
0.21	to	0.29	2,550,000	1.18	0.26	2,550,000	1.18	0.26
0.30	to	0.49	755,000	0.79	0.45	755,000	0.79	0.45
0.50	to	0.70	3,719,000	0.97	0.60	3,719,000	0.97	0.60
0.00	to	0.70	10,452,500	1.68	$0.36	9,059,083	1.36	$0.39

The weighted average fair value (per share) of options granted during the years ended December 31, 2013, and December 31, 2012 using the Black Scholes option-pricing model was $0.17 and $0.11, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2013 and 2012. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

	Stock option assumptions for the year ended
Stock option assumptions	December 31, 2013	December 31, 2012
Risk-free interest rate	0.58%	0.36%
Expected dividend yield	0.0%	0.0%
Expected volatility	202.7%	192.3%
Expected life of options (in years)	5.0	5.0

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2013	2012
Stock options granted during the year ended December 31,	$0.17	$0.11

Stock options vested during the year ended December 31,	$0.11	$0.09

Stock options forfeited during the year ended December 31,	$0.29	$0.32

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2013, and changes during the year ended December 31, 2013 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2013	1,393,417	$0.10

Nonvested shares at December 31, 2013	820,834	$0.13

As of December 31, 2013, approximately $69,577 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.90 years.

NOTE 16:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2013	December 31, 2012
Federal statutory rate applied to loss before income taxes	$(1,154,195)	$(2,923,533)
Increase/(decrease) in income taxes results from:
Current tax expense	94,122	63,814
Non deductible expenses	296,783	2,509,532
Change in deferred assets	71,274	82,209
Change in valuation allowance	786,138	331,792

Income tax expense	$94,122	$63,814

The components of income tax expense (benefit) for the years ended:

	December 31, 2013	December 31, 2012
Current tax expense:	$94,122	$63,814
Deferred tax expense/(benefit):
Bad debt allowance	7,100	21,913
Operating loss carryforward	(864,512)	(435,914)
Patent litigation settlement	71,274	82,209
	(786,138)	(331,792)
Valuation allowance	786,138	331,792

Total tax expense	$94,122	$63,814

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND DECEMBER 31, 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
Amortization of intangibles	$283,698	$283,698
Bad debt allowance	23,615	30,715
Patent litigation liability accrual	315,408	386,682
Operating loss carryforwards	18,220,482	17,355,970
Gross deferred tax assets	18,843,203	18,057,065
Valuation allowance	(18,843,203)	(18,057,065)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $50,666,197.  This loss is allowed to be offset against future income until the year 2033 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2013.  The change in the valuation allowance for the year ended December 31, 2013 was an increase of $786,138. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

NOTE 17:              SUBSEQUENT EVENTS

On January 1, 2014 the Company issued a promissory note payable in the amount of $980,000 and 3,920,000 common stock purchase warrants (“Warrants”) to our CEO and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and matures on April 1, 2017. The Warrants are exercisable until April 1, 2017 at an exercise price of $0.25.

Subsequent to December 31, 2013 the Company drew an additional $500,000 on its line of credit.

In January 2014, we paid in full a prommissory note with a principal balance of $17,500 that carried an interest rate of 12%.