Form 10-Q
period 2014-03-31
OMNICOMM SYSTEMS INC
filed 2014-05-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of May 13, 2014: 90,104,659 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the THREE MONTH pERIOD Ended MARCH 31, 2014

PART I. FINANCIAL INFORMATION	3
ITEM 1. FINANCIAL STATEMENTS	3
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 4. CONTROLS AND PROCEDURES	50
PART II OTHER INFORMATION	50
ITEM 1. LEGAL PROCEEDINGS	50
ITEM 1A. RISK FACTORS	50
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	50
ITEM 4. MINE SAFETY DISCLOSURES	50
ITEM 5. OTHER INFORMATION	50
ITEM 6. EXHIBITS	51
SIGNATURES	52
EXHIBIT 10.76*
EXHIBIT 10.77*
EXHIBIT 10.78*
EXHIBIT 10.79*
EXHIBIT 10.80*
EXHIBIT 10.81*
Exhibit 31.1*
Exhibit 31.2*
EXHIBIT 32.1**

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$537,675	$1,160,720
Accounts receivable, net of allowance for doubtful accounts of $85,749 and $65,341, respectively	2,522,558	1,599,568
Prepaid expenses	143,487	146,907
Total current assets	3,203,720	2,907,195
Property and equipment, net	558,946	607,433
Other assets
Intangible assets, net	258,801	270,242
Goodwill	676,797	675,710
Prepaid stock compensation	150,833	169,375
Other assets	76,418	82,501

TOTAL ASSETS	$4,925,515	$4,712,456

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,286,197	$2,540,956
Notes payable, current portion	328,562	37,500
Deferred revenue, current portion	3,493,898	2,866,356
Line of credit	4,000,000	3,500,000
Convertible notes payable, current portion, net of discount	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	2,826,484	2,979,392
Conversion feature liability	135,688	146,814
Warrant liability, related parties	6,058,472	5,799,946
Warrant liability	132,742	144,031
Total current liabilities	20,299,543	19,052,495

LONG TERM LIABILITIES
Notes payable, related parties, long term, net of current portion, net of discount of $875,187 and $447,666, respectively	5,120,692	4,568,213
Notes payable, long term, net of current portion	302,500	614,486
Deferred revenue, long term, net of current portion	1,677,301	1,385,017
Convertible notes payable, long term, related parties, net of current portion	9,125,000	9,125,000
Convertible notes payable, long term, net of current portion	465,000	465,000
Patent settlement liability, long term, net of current portion	893,018	963,124

TOTAL LIABILITIES	37,883,054	36,173,335

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock - 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock - 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock - 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock - 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock - 250,000,000 shares authorized, 90,104,659 and 90,104,659 issued and outstanding, respectively, at $0.001 par value	90,105	90,105
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,354,241	37,334,358
Accumulated other comprehensive (loss)	(95,267)	(87,604)
Accumulated deficit	(75,028,797)	(73,519,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(32,957,539)	(31,460,879)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$4,925,515	$4,712,456

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2014	2013
Revenues	$3,146,047	$3,541,249
Reimbursable revenues	36,228	207,574
Total revenues	3,182,275	3,748,823

Cost of goods sold	754,083	646,580
Reimbursable expenses-cost of goods sold	109,192	20,918
Total cost of sales	863,275	667,498

Gross margin	2,319,000	3,081,325

Operating expenses
Salaries, benefits and related taxes	2,690,075	2,212,086
Rent and occupancy expenses	224,584	216,018
Consulting services	20,447	49,303
Legal and professional fees	84,957	95,753
Travel	214,894	143,870
Telephone and internet	43,586	46,455
Selling, general and administrative	259,832	192,680
Bad debt expense	20,354	89,120
Depreciation expense	62,410	62,703
Amortization expense	11,617	-0-
Total operating expenses	3,632,756	3,107,988

Operating (loss)	(1,313,756)	(26,663)

Other income/(expense)
Interest expense, related parties	(666,618)	(561,640)
Interest expense	(51,345)	(32,326)
Interest income	47	-0-
Change in derivative liabilities	544,883	(3,905,199)
Transaction (loss)	(4,436)	(6,715)
(Loss) before income taxes	(1,491,225)	(4,532,543)
Income taxes	(17,655)	(8,865)
Net (loss)	(1,508,880)	(4,541,408)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(50,859)	(50,859)
Total preferred stock dividends	(50,859)	(50,859)
Net (loss) attributable to common stockholders	$(1,559,739)	$(4,592,267)

Net (loss) per share
Basic and diluted	$(0.02)	$(0.05)
Weighted average number of shares outstanding
Basic and diluted	90,104,659	86,843,659

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	For the three months ended March 31,
	2014	2013

Net (loss) attributable to common stockholders	$(1,559,739)	$(4,592,267)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(7,663)	(15,513)

Other comprehensive (loss)	(7,663)	(15,513)

Comprehensive (loss)	$(1,567,402)	$(4,607,780)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

	Preferred Stock									Common Stock				Accum-
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred Stock		Additional			Additional		ulated other	Total
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accum- ulated deficit	compre- ensive income	share- holders' (deficit)

Balances at December 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,598,659	$86,599	$36,645,589	$(70,358,575)	$(69,092)	$(28,973,300)

Employee stock option expense												83,875			83,875

Foreign currency translation adjustment														(18,512)	(18,512)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Employee stock option exercise										11,000	11	(11)			-0-

Shares issued for purchase of Promasys										2,270,000	2,270	383,630			385,900

Net loss for period ended December 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,161,342)	-0-	(3,161,342)

Balances at December 31, 2013	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	90,104,659	90,105	37,334,358	(73,519,917)	(87,604)	(31,460,879)

Employee stock option expense												19,883			19,883

Foreign currency translation adjustment														(7,663)	(7,663)

Net loss for period ended March 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(1,508,880)	-0-	(1,508,880)

Balances at March 31, 2014	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,354,241	$(75,028,797)	$(95,267)	$(32,957,539)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,508,880)	$(4,541,408)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	(544,883)	3,905,199
Interest expense from derivative instruments	200,564	152,250
Employee stock compensation	38,425	19,256
Provision for doubtful accounts	20,354	89,120
Depreciation and amortization	74,027	62,703
Changes in operating assets and liabilities
Accounts receivable	(943,344)	(965,132)
Prepaid expenses	3,420	12,942
Other assets	6,083	1,494
Accounts payable and accrued expenses	725,241	246,824
Patent settlement liability	(70,106)	(62,287)
Deferred revenue	919,826	120,377
Net cash (used in) operating activities	(1,079,273)	(958,662)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,184)	(45,466)
Net cash (used in) investing activities	(15,184)	(45,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(20,925)	-0-
Proceeds from revolving line of credit	500,000	300,000
Net cash provided by financing activities	479,075	300,000

Effect of exchange rate changes on cash and cash equivalents	(7,663)	(15,513)
Net decrease in cash and cash equivalent	(623,045)	(719,641)
Cash and cash equivalents at beginning of period	1,160,720	873,315

Cash and cash equivalents at end of period	$537,675	$153,674

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,290	$8,865
Interest	$219,075	$176,144

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$1,902,500	$-0-
Promissory notes issued for accrued interest	$980,000	$529,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys®, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the three month periods ended March 31, 2014 and March 31, 2013 we spent approximately $771,863 and $585,946, respectively, on R&D activities, which is primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2013 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2013 financial statements to conform to the 2014 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $7,663 and $15,513 for the three month periods ended March 31, 2014 and March 31, 2013 respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, eClinical Suite and Promasys (the “EDC Software”). Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical Suite software products, and consulting services and customer support, including training, for all of the Company's products.

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

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne and Promasys solutions are presently available only on a licensed basis. To date, hosted applications revenues have been primarily related to TrialMaster.

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

MARCH 31, 2014 AND MARCH 31, 2013

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The fees associated with each business activity for the periods ended March 31, 2014 and March 31, 2013, respectively are:

	For the three months ended
Revenue activity	March 31, 2014	March 31, 2013
Set-up fees	$807,833	$817,190
Change orders	113,088	94,782
Maintenance	959,631	1,207,843
Software licenses	667,317	961,153
Professional services	444,507	491,715
Hosting	189,899	176,140
Total	$3,182,275	$3,748,823

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $85,749 as of March 31, 2014 and $65,341 as of December 31, 2013, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	March 31, 2014	December 31, 2013
Beginning of period	$65,341	$84,210
Bad debt expense	20,354	11,131
Write-offs	-0-	(30,000)
Exchange rate impact	54	-0-
End of period	$85,749	$65,341

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2014, $163,069 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2014. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2014, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 11% of our revenues during the three month period ended March 31, 2014 or approximately $363,000 and another customer accounted for 6% or approximately $179,000. One customer accounted for 11% of our revenues during the three month period ended March 31, 2013 or approximately $415,000 and another customer accounted for 9% or approximately $325,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2014	1	11%	2	25%
December 31, 2013	1	11%	2	23%
March 31, 2013	1	11%	3	65%

The table below provides revenues from European customers for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

European revenues
For the three months ended
March 31, 2014		March 31, 2013
European revenues	% of Total revenues	European revenues	% of Total revenues
$640,028	20.1%	$362,941	9.7%

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

MARCH 31, 2014 AND MARCH 31, 2013

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2014, the Company had $5,171,199 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years. The Company had $3,493,898 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $84,183 and $57,442 for the three month periods ended March 31, 2014 and March 31, 2013, respectively and are included under selling, general and administrative expenses in our consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985.20. During the three month periods ended March 31, 2014 and March 31, 2013 we spent approximately $771,863 and $585,946 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12,500,000 shares. Each plan is more fully described in “Note 14, Employee Equity Incentive Plans.” The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2014, we adopted the following new accounting pronouncements:

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

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

Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that our R&D programs relating to our technology can be conducted at projected costs and that progress towards the commercialization of our technology will be timely and successful. There can be no assurance that changes in our R&D plans, acquisitions or other events will not result in accelerated or unexpected expenditures.

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2014 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 90,104,659 and 86,843,659 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

Antidilutive shares of 82,178,428 and 80,288,784 have been omitted from the calculation of dilutive earnings (loss) per share for the three month periods ended March 31, 2014 and March 31, 2013, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares: There were no differences between basic and diluted earnings per share for the three month periods ended March 31, 2014 and March 31, 2013. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2014 and March 31, 2013, respectively.

Anti-Dilutive Security	March 31, 2014	March 31, 2013
Preferred stock	2,750,149	2,750,149
Employee stock options	5,575,000	6,650,000
Warrants	48,463,517	45,528,873
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	769,762	739,762
Total	82,178,428	80,288,784

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The employee stock options are exercisable at prices ranging from $0.045 to $0.69 per share. The exercise price on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income (loss) per share and were not included in the computation of diluted earnings per share.

For the three months ended
	March 31, 2014			March 31, 2013
	Income (loss)	Shares	Per-share	Income (loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(1,559,739)	90,104,659	$(0.02)	$(4,592,267)	86,843,659	$(0.05)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(1,559,739)	90,104,659	$(0.02)	$(4,592,267)	86,843,659	$(0.05)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,828,041	$1,370,112	$457,929	$1,822,098	$1,326,256	$495,842	5
Leasehold improvements	93,913	77,667	16,246	93,812	75,735	18,077	5
Computer software	1,565,682	1,493,662	72,020	1,556,497	1,477,801	78,696	3
Office furniture	114,404	101,653	12,751	114,373	99,555	14,818	5
Total	$3,602,040	$3,043,094	$558,946	$3,586,780	$2,979,347	$607,433

Depreciation expense for the three month periods ended March 31, 2014 and March 31, 2013 was $62,410 and $62,703, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	March 31, 2014			December 31, 2013
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	136,472	3,791	132,681	136,253	1,514	134,739	15
Promasys B.V. software code	72,838	6,070	66,768	72,943	2,431	70,512	5
Promasys B.V. URLs/Website	68,925	9,573	59,352	68,814	3,823	64,991	3
	$1,670,936	$1,412,135	$258,801	$1,670,711	$1,400,469	$270,242

Amortization expense was $11,617 and $-0- for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2014	$34,981
2015	46,641
2016	42,812
2017	23,666
2018	21,238
Thereafter	89,463
Total	$258,801

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2014	December 31, 2013
Accounts payable	$811,992	$724,421
Accrued payroll and related costs	550,734	260,072
Other accrued expenses	143,645	88,292
Accrued interest	779,826	1,468,171
Total accounts payable and accrued expenses	$2,286,197	$2,540,956

NOTE 8:	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit ("Line of Credit") with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At March 31, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

At March 31, 2014, the Company owed $6,626,941 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination date	Maturity date	Interest rate	March 31, 2014	Current	Long term	Current	Long term
12/17/2012	12/16/2014	12%	$20,000	$20,000	$-0-	$-0-	$-0-
1/1/2013	1/1/2015	10%	308,562	308,562	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
1/1/2013	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
3/5/2013	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
1/1/2013	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/31/2011	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
Discount on note payable				-0-	-0-	-0-	(875,187)
Total			$6,626,941	$328,562	$302,500	$-0-	$5,120,692

At December 31, 2013, the Company owed $5,667,865 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination date	Maturity date	Interest rate	December 31, 2013	Current	Long term	Current	Long term
12/31/2011	1/1/2015	12%	$1,600,000	$-0-	$-0-	$-0-	$1,600,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	20,000	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
1/1/2013	1/1/2015	10%	308,561	-0-	308,561	-0-	-0-
1/1/2013	1/1/2015	10%	123,425	-0-	123,425	-0-	-0-
1/1/2013	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
3/5/2013	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
Discount on note payable				-0-	-0-	-0-	(447,666)
Total			$5,667,865	$37,500	$614,486	$-0-	$4,568,213

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

On January 1, 2013, the Company issued a promissory note in the amount of $308,562 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 10% per annum and matures on January 1, 2015.

On January 1, 2013, the Company issued a promissory note in the amount of $123,425 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 10% per annum and matures on January 1, 2015. See Note 16 – Subsequent Events.

On January 1, 2013 the Company issued a promissory note in the amount of $45,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. See Note 16 - Subsequent Events.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. See Note 16 - Subsequent Events.

On April 1, 2013 the Company issued a promissory note in the amount of $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of March 31, 2016.

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $628,086 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $351,914. The warrant liability (discount) will be amortized over the 39 month duration of the note payable. The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

NOTE 9:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2014.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	March 31, 2014	Allocated discount	discount amortized	March 31, 2014	March 31, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2016	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,125,000	$465,000

The following table summarizes the convertible debt outstanding as of December 31, 2013.

							Discount	Carrying	Carrying amount
				Principal at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2013	Allocated discount	discount amortized	December 31, 2013	December 31, 2013	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,125,000	$465,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2014, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $111,598 of accrued interest at March 31, 2014.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible debentures until April 1, 2013, including $1,100,000 in convertible debentures held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the offering until September 30, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,200,000 of the convertible debentures including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit, and Guus van Kesteren, a Director of the Company. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, Mr. Wit and Mr. van Kesteren extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to Mr. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 21, 2014 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. See Note 16 - Subsequent Events.

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lenders agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. See Note 16 - Subsequent Events.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% convertible debentures and warrants to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The debentures, which bear interest at 12% per annum, matured on June 30, 2011. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. On June 30, 2011, the Company and the lenders agreed to extend all $1,490,000 of the convertible debentures until October 1, 2013, including $1,440,000 of the Debentures held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,490,000 of the convertible debentures, including $1,440,000 due to Mr. Wit, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2014 are as follows:

2014	$75,000
2015	250,000
2016	9,340,000
Total	$9,665,000

NOTE 10:	FAIR VALUE MEASUREMENT

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the three month periods ended March 31, 2014 and March 31, 2013.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2014 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011, 2013 and 2014 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of March 31, 2014 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at March 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,962,172	$-0-	$-0-	$2,962,172
Warrant liability	6,191,214	-0-	-0-	6,191,214
Total of derivative liabilities	$9,153,386	$-0-	$-0-	$9,153,386

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the three months ended March 31, 2014

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at March 31, 2014
Risk free interest rate	0.12% to 0.69%
Dividend yield	0.00%
Expected volatility	150.5% to 219.9%
Expected life (range in years)
Conversion feature liability	0.76 to 1.76
Warrant liability	0.76 to 3.01

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

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

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2013
Risk free interest rate	0.12% to 0.13%
Dividend yield	0.00
Expected volatility	166.7% to 217.1%
Expected life (range in years)
Conversion feature liability	1.00 to 2.00
Warrant liability	1.00 to 2.25

The table below presents the unrealized gains/losses for the three month periods ended March 31, 2014 and March 31, 2013.

	Other income for the three months ended
	March 31, 2014	March 31, 2013
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(loss) from changes in derivative liabilities at the reporting date	$544,883	$(3,905,199)

Total unrealized gains/(losses) included in earnings	$544,883	$(3,905,199)

A summary as of March 31, 2014 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 31,	Carrying amount March 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	2014	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$134,739	$132,681	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	70,512	66,768	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	64,991	59,352	-0-	-0-	68,814
	$270,242	$258,801	$-0-	$-0-	$278,010

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

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The Company’s goodwill and other identifiable intangible assets with indefinite lives are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

The table below presents the fair value of the Goodwill as of March 31, 2014 and December 31, 2013.

Fair Value Measurements

	March 31, 2014	December 31, 2013
(Level 3)
Goodwill	$676,797	$675,710

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended March 31, 2014 and December 31, 2013. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2014 and December 31, 2013.

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of period
Period ended March 31, 2014
Derivatives:
Conversion feature liability	$3,126,206	$-0-	$(164,034)	$-0-	$-0-	$2,962,172
Warrant liability	5,943,977	-0-	(380,849)	628,086	-0-	6,191,214
Total of derivative liabilties	$9,070,183	$-0-	$(544,883)	$628,086	$-0-	$9,153,386

	Level 3 financial assets and financial liabilities at fair value
	Balance, beginning of year	Net realized gains/(losses)	Net unrealized (gains)/losses relating to instruments still held at the reporting date	Net purchases, issuances and settlements	Net transfers in and/or out of Level 3	Balance, end of year
Year ended December 31, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$838,883	$-0-	$-0-	$3,126,206
Warrant liability	6,287,598	-0-	(743,762)	400,141	-0-	5,943,977
Total of derivative liabilties	$8,574,921	$-0-	$95,121	$400,141	$-0-	$9,070,183

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at March 31, 2014 are as follows:

2014	$507,068
2015	663,054
2016	372,021
2017	54,059
2018	5,859
Total	$1,602,061

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $224,584 and $216,018 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

The Company’s Fort Lauderdale, Florida Corporate Office lease expires in September 2016. The Company’s lease on its New Jersey field office expires in February 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2015. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V, in the Netherlands under the terms of a lease that expires in October 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2014	$850,000
2015	450,000
2016	450,000
2017	450,000
Total	$2,200,000

During the three month periods ended March 31, 2014 and March 31, 2013 the Company recorded a charge to earnings of $42,394 and $50,211 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2014 and March 31, 2013 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer

Randall G. Smith, Chief Technology Officer

Stephen E. Johnson, President and Chief Operating Officer

The agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term. Under the terms of the agreement, we may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure and severance provisions, as well as non-compete clauses.

NOTE 12:	RELATED PARTY TRANSACTIONS

On February 1, 2013, our Chairman and Chief Technology Officer, Randall G. Smith extended the maturity date of his $20,000 promissory note until January 1, 2016. The promissory note bears interest at 12% per annum. On December 31, 2011, Mr. Smith extended the maturity date of his promissory note until April 1, 2013. The note was originally issued on December 16, 2010 with a maturity date of December 31, 2011.

On February 22, 2013, our Director Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to January 1, 2015. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. See Note 16 - Subsequent Events.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

On February 22, 2013, our Chief Operating Officer and President, Stephen E. Johnson extended the maturity date of $25,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013, our Chairman and Chief Technology Officer, Randall G. Smith extended the maturity date of $5,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 5, 2013, our Director Guus van Kesteren, extended the maturity date of $160,000 of convertible debentures to January 1, 2016. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

As of March 31, 2014, we have an aggregate of $14,760,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

MARCH 31, 2014 AND MARCH 31, 2013

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

●

On March 31, 2011, the Company issued a note payable in the principal amount of $2,866,879 and warrants to purchase 11,467,517 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of March 31, 2016 to Mr. Wit. The note accrues interest at a rate of 12% per annum and had a maturity date of April 1, 2014. On April 1, 2013, the Company and Mr. Wit extended the maturity date of the promissory note to March 31, 2016.

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

●

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2015. See Note 16 - Subsequent Events.

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

●

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2016.

●

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to Mr. Wit in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company guaranteed by our Chief Exectuive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At March 31, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

For the three months ended March 31, 2014 and March 31, 2013 we incurred $666,618 and $561,640, respectively, in interest expense payable to related parties.

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

As of March 31, 2014 we had the following outstanding securities:

o	90,104,659 shares of common stock issued and outstanding;
o	48,463,517 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

MARCH 31, 2014 AND MARCH 31, 2013

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2014 and March 31, 2013, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of March 31,		Cumulative arrearage as of March 31,
Series of preferred stock	2014	2013	2014	2013

Series A	$2,431,298	$2,225,037	$0.59	$0.54
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,513,278	$4,307,017

The following table presents preferred dividends accreted for the three month periods ended March 31, 2014 and March 31, 2013, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	three months ended March 31,		three months ended March 31,
	2014	2013	2014	2013
Preferred stock dividends in arrears Series A	$50,859	$50,859	$0.012	$0.012
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended March 31, 2014 and December 31, 2013, and the related changes during these periods.

March 31, 2014 warrants outstanding						March 31, 2014 warrants exercisable
			Number	Weighted average		Number
Range of exercise			outstanding at	remaining	Weighted average	exercisable at	Weighted average
price			March 31, 2014	contractual life	exercise price	March 31, 2014	exercise price
$0.25	–	$0.60	48,463,517	1.91	$ 0.35	48,463,517	$ 0.35

December 31, 2013 warrants outstanding						December 31, 2013 warrants exercisable
			Number	Weighted average		Number
Range of exercise			outstanding at	remaining	Weighted average	exercisable at	Weighted average
price			December 31, 2013	contractual life	exercise price	December 31, 2013	exercise price
$0.25	–	$0.60	44,728,873	2.05	$ 0.36	44,728,873	$ 0.36

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at March 31, 2014	48,463,517
Warrants exercisable at March 31, 2014	48,463,517
Weighted average fair value of warrants granted during 2014	$0.16

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2012	$(69,092)	$(69,092)
2013 Activity	(18,512)	(18,512)
Balance at December 31, 2013	(87,604)	(87,604)
2014 Activity	(7,663)	(7,663)
Balance at March 31, 2014	$(95,267)	$(95,267)

NOTE 14:	EMPLOYEE EQUITY INCENTIVE PLANS

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

As of March 31, 2014, there were 3,991,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2014, there were 2,284,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of March 31, 2014, there were 1,584,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2012	10,452,500	$0.36	1.68	$149,598
Granted	350,000	0.17
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,957,500)	0.42

Outstanding at December 31, 2013	5,745,000	0.29	1.70	$93,945
Granted	50,000	0.15
Exercised	-0-	-0-
Forfeited/cancelled/expired	(220,000)	0.40

Outstanding at March 31, 2014	5,575,000	$0.29	1.51	$93,945

Vested and exercisable at March 31, 2014	4,729,166	$0.31	1.19	$69,862

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2014 and March 31, 2013, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the three months ended March 31, 2014	25,000	$1,055
Fair value of options vesting during the three months ended March 31, 2013	25,000	$1,055

Cash received from stock option exercises for the three month periods ended March 31, 2014 and March 31, 2013 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2014 and March 31, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The following table summarizes information concerning options outstanding at March 31, 2014:

Awards breakdown by price range at March 31, 2014
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,251,000	1.93	$0.15	2,505,166	1.57	$0.16
0.21	to	0.29	740,000	1.41	0.25	640,000	0.97	0.25
0.30	to	0.49	80,000	0.73	0.38	80,000	0.73	0.38
0.50	to	0.70	1,504,000	0.68	0.60	1,504,000	0.68	0.60
0.00	to	0.70	5,575,000	1.51	$0.29	4,729,166	1.19	$0.31

The following table summarizes information concerning options outstanding at December 31, 2013:

Awards breakdown by price range at December 31, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,251,000	2.16	$0.15	2,530,166	1.86	$0.16
0.21	to	0.29	750,000	1.64	0.25	650,000	1.20	0.25
0.30	to	0.49	110,000	0.98	0.38	110,000	0.98	0.38
0.50	to	0.70	1,634,000	0.87	0.59	1,634,000	0.87	0.59
0.00	to	0.70	5,745,000	1.70	$0.29	4,924,166	1.42	$0.32

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2014 was $0.15 and $0.13 during the three month period ended March 31, 2013. The Black Scholes option-pricing model was utilized to calculate these values.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

Below are the assumptions for the fair value of share-based payments for the three month periods ended March 31, 2014 and March 31, 2013.

	Stock option assumptions for the three months ended
Stock option assumptions	March 31, 2014	March 31, 2013
Risk-free interest rate	0.69%	0.40%
Expected dividend yield	0.0%	0.0%
Expected volatility	206.7%	199.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	2014	2013
Stock options granted during the three month period ended March 31,	$0.15	$0.13

Stock options vested during the three month period ended March 31,	$0.04	$0.04

Stock options forfeited during the three month period ended March 31,	$0.36	$0.28

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2014, and changes during the three month period ended March 31, 2014 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2014	820,834	$0.13

Nonvested shares at March 31, 2014	845,834	$0.13

As of March 31, 2014, approximately $57,023 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.9 year.

NOTE 15:	INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2014	March 31, 2013
Federal statutory rate applied to loss before income taxes	$(561,148)	$(1,705,595)
Increase/(decrease) in income taxes results from:
Current tax expense	17,655	8,865
Non deductible expenses	(120,715)	1,534,064
Change in deferred assets	17,323	18,895
Change in valuation allowance	664,540	152,636

Income tax expense	$17,655	$8,865

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

The components of income tax expense/(benefit) for the three month periods ended:

	March 31, 2014	March 31, 2013
Current tax expense:	$17,655	$8,865
Deferred tax expense/(benefit):
Bad debt allowance	(7,659)	(22,247)
Operating loss carryforward	(674,203)	(149,284)
Amortization of intangibles	1,370	-0-
Patent litigation settlement	15,952	18,895
	(664,540)	(152,636)
Valuation allowance	664,540	152,636

Total tax expense	$17,655	$8,865

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2014	March 31, 2013
Amortization of intangibles	$282,328	$283,698
Bad debt allowance	31,274	52,962
Patent litigation liability accrual	299,455	367,787
Operating loss carryforwards	18,894,685	17,505,254
Gross deferred tax assets	19,507,742	18,209,701
Valuation allowance	(19,507,742)	(18,209,701)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $52,457,862. This loss is allowed to be offset against future income until the year 2034 when the NOLs will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2014. The change in the valuation allowance for the three month period ended March 31, 2014 was an increase of $1,791,665.

NOTE 16:	SUBSEQUENT EVENTS

On April 4, 2014 the Company issued a promissory note payable to our Chief Executive Officer and Director, Cornelis F. Wit, in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On April 4, 2014 the Company issued a promissory note in the amount of $120,000 and paid $3,425 in principal in exchange for an existing promissory note in the amount of $123,425. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

On April 4, 2014 the Company issued a promissory note in the amount of $137,500 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On April 4, 2014 the Company issued a promissory note in the amount of $45,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

(unaudited)

On April 21, 2014, the Company extended the maturity date of $150,000 of convertible debentures to our Director, Guus van Kesteren originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On April 28, 2014, the Company extended the maturity date of $100,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite™, and Promasys® (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

In 2014, the primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Expanding our penetration of the large pharmaceutical sponsor market;
●	Broadening our eClinical suite of services and software applications on an organic R&D basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
●	Emphasizing our low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2013, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  The CRO Preferred Program offers fixed pricing and pay-as-you-go hosted services.  We will seek to expand the scope of our sales and marketing efforts both domestically and in Europe during the remainder of 2014.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $771,863 and $585,946 on R&D activities during the three months ended March 31, 2014 and March 31, 2013, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

Our selling efforts include marketing our products to several Fortune 1000 pharmaceutical and medical device manufacturers and several of the largest CROs. We have experienced success in broadening our client roster over the past several quarters, via both organic growth and through acquisitions. Continued success in broadening our existing client relationships and forging new relationships should provide us the opportunity to limit our need for funding our operations via debt and equity capital. Continuing to obtain contracts with clients of this size and reputation will also increase the credibility of the Company to the clinical trial market.  We believe that strengthening our reputation and broadening the scope of our brand recognition will serve to improve the effectiveness of our sales and marketing efforts.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During 2013 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first three months of 2014 we added six new clients to our base of installed licenses and five existing clients expanded their licenses.  We expect to experience continued success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2014.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to expand the scope of our sales and marketing operations there.  In 2013 we expanded our presence in Europe with the acquisition of Promasys B.V. Our acquisition of Promasys B.V., which is located in the Netherlands, afforded us the opportunity to expand our product line. Promasys’ EDC solution is focused on academic and investigator initiated trials. It provides these unique users with a robust, feature rich solution that is quickly deployed and easy to operate. The European market accounted for approximately 20% of total revenues for the three months ended March 31, 2014.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2014.  We increased the marketing and business development budget for our TrialOne product during 2013 and the first three months of 2014 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe since we believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2014 compared with the three months ended March 31, 2013

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2014 and March 31, 2013 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of	$	%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$3,182,275		$3,748,823		$(566,548)	-15.1%

Cost of sales	863,275	27.1%	667,498	17.8%	195,777	29.3%

Gross margin	2,319,000	72.9%	3,081,325	82.2%	(762,325)	-24.7%

Salaries, benefits and related taxes	2,690,075	84.5%	2,212,086	59.0%	477,989	21.6%
Rent	224,584	7.1%	216,018	5.8%	8,566	4.0%
Consulting	20,447	0.6%	49,303	1.3%	(28,856)	-58.5%
Legal and professional fees	84,957	2.7%	95,753	2.6%	(10,796)	-11.3%
Other expenses	352,861	11.1%	342,148	9.1%	10,713	3.1%
Selling, general and administrative	259,832	8.2%	192,680	5.1%	67,152	34.9%
Total operating expenses	3,632,756	114.2%	3,107,988	82.9%	524,768	16.9%

Operating (loss)	(1,313,756)	-41.3%	(26,663)	-0.7%	(1,287,093)	4827.3%

Interest expense	(717,963)	-22.6%	(593,966)	-15.8%	(123,997)	20.9%
Interest income	47	0.0%	-0-	0.0%	47	n/a
Other comprehensive (loss)	(4,436)	-0.1%	(6,715)	-0.2%	2,279	-33.9%
Change in derivatives	544,883	17.1%	(3,905,199)	-104.2%	4,450,082	-114.0%

(Loss) before income taxes and dividends	(1,491,225)	-46.9%	(4,532,543)	-120.9%	3,041,318	-67.1%
Income tax (expense)	(17,655)	-0.6%	(8,865)	-0.2%	(8,790)	99.2%
Net (loss)	(1,508,880)	-47.4%	(4,541,408)	-121.1%	3,032,528	-66.8%

Total preferred stock dividends	(50,859)	-1.6%	(50,859)	-1.4%	-0-	0.0%

Net (loss) attributable to common stockholders	$(1,559,739)	-49.0%	$(4,592,267)	-122.5%	$3,032,528	-66.0%

Net (loss) per share	$(0.02)		$(0.05)

Weighted average number of shares outstanding	90,104,659		86,843,659

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2014 and March 31, 2013.

	For the three months ended
Revenue Activity	March 31, 2014		March 31, 2013		$ Change	% Change
Set-up fees	$807,833	25.4%	$817,190	21.8%	$(9,357)	-1.1%
Change orders	113,088	3.5%	94,782	2.5%	18,306	19.3%
Maintenance	959,631	30.1%	1,207,843	32.2%	(248,212)	-20.6%
Software licenses	667,317	21.0%	961,153	25.6%	(293,836)	-30.6%
Professional services	444,507	14.0%	491,715	13.1%	(47,208)	-9.6%
Hosting	189,899	6.0%	176,140	4.7%	13,759	7.8%
Total	$3,182,275	100.0%	$3,748,823	100.0%	$(566,548)	-15.1%

Overall Revenue decreased by $566,548 or 15.1%. This decrease is primarily the result of decreases in Maintenance and Software licenses.

We recorded revenue of $2,172,293 including $807,833 from set-up fees and $501,351 from maintenance associated with our TrialMaster suite during the three months ended March 31, 2014 compared with revenue of $2,511,503 that included $817,190 in Set-up fees and $700,874 in maintenance revenues during the three months ended March 31, 2013.

We recorded $620,196 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended March 31, 2014 compared with $906,239 for the three months ended March 31, 2013.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $85,399 in revenues from hosting activities and $54,950 in consulting services associated with the eClinical suite during the three months ended March 31, 2014 compared with $117,700 from hosting activities and $108,211 from consulting activities for the three months ended March 31, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $379,704 in revenues from maintenance relating to eClinical in the three months ending March 31, 2014 as compared to $500,721 for the three months ending March 31, 2013.

We recorded revenue of $160,759 including $32,917 from licensing and $96,380 from consulting associated with clients utilizing our TrialOne EDC software for the three months ended March 31, 2014 compared with revenue of $331,081 including $225,200 from licensing and $96,633 from consulting for the three months ended March 31, 2013.   We are continuing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $229,027 for the three months ended March 31, 2014 including $159,938 from licensing and $69,089 from maintenance associated with clients utilizing the Promasys EDC solution that we acquired in the 4th quarter of 2013.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne and in 2013 we acquired Promasys (the “Acquired Software”).  These software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 31.4% of our revenues during the three months ended March 31, 2014 and approximately 37.2% of our revenues during the three months ended March 31, 2013.  One customer accounted for approximately 11.4% and another accounted for approximately 5.6% of our revenues during the three months ended March 31, 2014.   One customer accounted for approximately 11.1% of our revenues and another accounted for approximately 8.7% during the three months ended March 31, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 29.3% or $195,777 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Cost of goods sold were approximately 27.1% of revenues for the three months ended March 31, 2014 compared to approximately 17.8% for the three months ended March 31, 2013. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended March 31, 2014 due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a single client. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

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

Overall, total operating expenses increased approximately 16.9% for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients.

Salaries and related expenses were our biggest operating expense at 74.1% of total operating expenses for the three months ended March 31, 2014 compared to 71.2% of total operating expenses for the three months ended March 31, 2013.  Salaries and related expenses increased by 21.6% for the three months ended March 31, 2014 when compared to the same period ended March 31, 2013.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	March 31, 2014	March 31, 2013	$ Change	% Change
OmniComm corporate operations	$1,908,346	$1,722,574	$185,772	10.8%
New Jersey operations office	142,555	73,260	69,295	94.6%
OmniComm Europe, GmbH	202,730	235,639	(32,909)	-14.0%
OmniComm Ltd.	229,377	125,793	103,584	82.3%
OmniComm Spain	34,527	35,564	(1,037)	-2.9%
OmniComm Promasys B.V.	134,115	-0-	134,115	n/a
Employee stock compensation	38,425	19,256	19,169	99.5%
Total salaries and related expenses	$2,690,075	$2,212,086	$477,989	21.6%

We currently employ approximately 57 employees out of our Ft. Lauderdale, Florida Corporate Office ("Corporate Office"), 11 employees out of our New Jersey regional operating office, 15 out-of-state employees, 11 employees out of a wholly-owned subsidiary in the United Kingdom, 18 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended March 31, 2014 and the three months ended March 31, 2013 we incurred $38,425 and $19,256, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 4.0% during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013.  The table below details the significant portions of our rent expense.  In particular, the increase in 2014 is primarily associated with increases in our Co-location and disaster recovery facilities and German office rent expenses offset by reductions in our Corporate Office and New Jersey office rent expenses.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  The staff at this location is primarily focused on the development and integration of the eResearch EDC Assets.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending March 31, 2014 was a decrease in expense of $2,620 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $2,672 for the three month period ending March 31, 2013.

For the three months ended
	March 31, 2014	March 31, 2013	$ Change	% Change
Corporate Office	$85,059	$91,229	$(6,170)	-6.8%
Co-location and disaster recovery facilities	82,840	74,270	8,570	11.5%
New Jersey operations office	13,372	14,393	(1,021)	-7.1%
OmniComm Europe, GmbH	24,923	21,322	3,601	16.9%
OmniComm Ltd.	17,200	15,495	1,705	11.0%
OmniComm Spain	2,053	1,981	72	3.6%
OmniComm Promasys B.V.	1,757	-0-	1,757	n/a
Straight-line rent expense	(2,620)	(2,672)	52	1.9%
Total	$224,584	$216,018	$8,566	4.0%

Consulting services expense decreased to $20,447 for the three months ended March 31, 2014 compared with $49,303 for the three months ended March 31, 2013. Consulting services were comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months of 2013 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	March 31, 2014	March 31, 2013	$ Change	% Change
Sales and marketing	$-0-	$10,620	$(10,620)	-100.0%
Product development	20,447	38,683	(18,236)	-47.1%
Total	$20,447	$49,303	$(28,856)	-58.5%

Legal and professional fees decreased approximately 11.3% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission ("SEC") and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2014 and March 31, 2013, respectively.

For the three months ended
Expense Category	March 31, 2014	March 31, 2013	$ Change	% Change
Audit and related	$21,999	$32,943	$(10,944)	-33.2%
Accounting services	45,748	40,297	5,451	13.5%
Legal-employment related	1,610	9,166	(7,556)	-82.4%
Legal-financial related	2,610	5,491	(2,881)	-52.5%
General legal	12,990	7,856	5,134	65.4%
Total	$84,957	$95,753	$(10,796)	-11.3%

Selling, general and administrative expenses (“SG&A”) increased by $67,152 or approximately 34.9% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase is primarily due to increases in marketing and insurance expenses offset by a reduction in miscellaneous expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising. We expect that the 2014 marketing, sales and advertising expenses will be approximately $750,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended March 31, 2014 we recognized $20,354 for bad debt expense as compared to an expense of $89,120 for the three month period ended March 31, 2013.  This reduction was the primarily the result of an increase in collections of aged receivable balances that had required us to increase our reserve in prior periods. During 2014 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2014.

Interest expense was $717,963 during the three months ended March 31, 2014 compared to $593,966 for the three months ended March 31, 2013, an increase of $123,997.  Interest incurred to related parties was $666,618 during the three months ended March 31, 2014 and $561,640 for the three months ended March 31, 2013.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011, 2013 and 2014.  The table below provides detail on the significant components of interest expense for the three months ended March 31, 2014 and March 31, 2013.

Interest Expense

For the three months ended
Debt Description	March 31, 2014	March 31, 2013	$ Change
Accretion of discount from derivatives	$200,564	$152,250	$48,314
August 2008 convertible notes	47,342	47,342	-0-
December 2008 convertible notes	147,353	147,353	-0-
Sept 2009 secured convertible debentures	35,507	35,507	-0-
Dec 2009 convertible debentures	44,088	44,088	-0-
General interest	37,587	19,011	18,576
Related party notes payable	205,522	148,415	57,107
Total	$717,963	$593,966	$123,997

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2013 and 2014 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013 and 2014.  We recorded a net unrealized gain of $544,883 during the three months ended March 31, 2014 compared with a net unrealized loss of $3,905,199 during the three months ended March 31, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2014 and March 31, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $50,859 and $50,859 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2014, and March 31, 2013, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,431,298
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,513,278

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2014, we had working capital deficit of approximately $17,095,823.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	March 31, 2014	December 31, 2013	$ Change
Cash	$537,675	$1,160,720	$(623,045)
Accounts receivable, net of allowance for doubtful accounts	2,522,558	1,599,568	922,990
Prepaids	143,487	146,907	(3,420)
Current assets	3,203,720	2,907,195	296,525

Accounts payable and accrued expenses	2,286,197	2,540,956	(254,759)
Notes payable, current portion	328,562	37,500	291,062
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	3,493,898	2,866,356	627,542
Line of Credit	4,000,000	3,500,000	500,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	2,826,484	2,979,392	(152,908)
Conversion feature liability	135,688	146,814	(11,126)
Warrant liability, related parties	6,058,472	5,799,946	258,526
Warrant liability	132,742	144,031	(11,289)
Current liabilities	20,299,543	19,052,495	1,247,048

Working capital (deficit)	$(17,095,823)	$(16,145,300)	$(950,523)

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2014	March 31, 2013
Net cash (used in) operating activities	$(1,079,273)	$(958,662)
Net cash (used in) investing activities	(15,184)	(45,466)
Net cash provided by financing activities	479,075	300,000

Net (decrease) in cash and cash equivalents	(623,045)	(719,641)

Changes in operating accounts	641,120	(645,785)

Effect of non-cash transactions on cash and cash equivalents	$(211,513)	$4,139,408

Cash and Cash Equivalents

Cash and cash equivalents decreased by $623,045 to $537,675 at March 31, 2014. The decrease is primarily comprised of a net loss of $1,508,880 changes in working capital accounts of $641,120 and a decrease from non-cash transactions of $211,513. During the three months ended March 31, 2014 we had investing activities comprised of net purchases of property and equipment of $15,184. For financing activities, we borrowed $500,000 against our revolving line of credit and paid off $20,925 of promissory notes.

During 2013 and the first three months of 2014, our ability to collect on trade receivables continued to improve as compared to prior periods.  Our expectation is that during the remainder of 2014 we will continue to see improved trade receivables collections and will not experience any material customer defaults.

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

Presently, we have approximately $250,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2014.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2014:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$6,626,941	$328,562	(2)	$3,415,879	(3)	$-0-		$2,882,500	(4)
Convertible notes	9,665,000	75,000	(5)	9,340,000	(6)	250,000	(7)	-0-
Lines of credit (8)	4,000,000	4,000,000		-0-		-0-		-0-
Operating lease obligations (9)	1,602,061	678,153		646,789		234,635		42,484
Patent licensing fees (10)	2,200,000	962,500		450,000		450,000		337,500
Total	$24,094,002	$6,044,215		$13,852,668		$934,635		$3,262,484

1. Amounts do not include interest to be paid.
2. Includes $20,000 of 12% notes payable that mature in December 2014; and $308,562 of 10% notes payable that mature in January 2015.
3. Includes $549,000 of 12% notes payable that mature in January 2016; and $2,866,879 of 12% notes payable that mature in March 2016.
4. Includes $120,000 of 10% notes payable that mature in April 2017; and $2,762,500 of 12% notes payable that mature in April 2017.
5. Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
6. Includes $1,770,000 in 10% convertible notes that mature in January 2016; and $7,570,000 in 12% convertible notes that mature in January 2016.
7. Includes $150,000 in 10% convertible notes that mature in April 2016; and $100,000 in 12% convertible notes that mature in April 2016.
8. Includes $4,000,000 due on the revolving Line of Credit with The Northern Trust Company.
9. Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our Co-location and disaster recovery locations in
Ohio and Florida, our R&D office in England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.
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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $186,598 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On December 31, 2011, the Company issued a promissory note in the amount of $1,600,000 and 6,400,000 warrants to purchase shares of our common stock at $0.25 per share to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for existing promissory notes in the amount of $833,000 and accrued interest in the amount of $767,000. The note carries an interest rate of 12% per annum and matures on January 1, 2015. The warrants have an expiration date of December 31, 2015.

On December 17, 2012, the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 12% per annum and matures on December 16, 2014.

On January 1, 2013, the Company issued a promissory note in the amount of $529,000 and 2,116,000 warrants to purchase shares of our common stock at $0.25 per share to our Chief Executive Officer and Director, Cornelis F. Wit in exchange for accrued interest in the amount of $529,000. The note carries an interest rate of 12% per annum and matures on January 1, 2016. The warrants have an expiration date of January 31, 2016.

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

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

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

On February 22, 2013 the Company and the lenders extended the maturity date of $4,505,000 of convertible debentures, including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and the lenders extended the maturity date of $1,200,000 of convertible debentures, including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and the lenders extended the maturity date of $1,490,000 of convertible debentures including $1,440,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

On March 6, 2013, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2014.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On December 9, 2013, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 12, 2013, the Company and the lenders extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At March 31, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

On April 1, 2013 the Company and Mr. Wit extended the maturity date of $2,866,879 of promissory notes due to our Chief Executive Officer and Director, Cornelis F. Wit originally issued in March 2011.  The notes carry an interest rate of 12% and have a maturity date of March 31, 2016.

On December 5, 2013 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to our Director, Guus van Kesteren, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On January 1, 2014, the Company issued a promissory note in the amount of $980,000 and 3,920,000 warrants to purchase shares of our common stock at $0.25 per share to our Chief Executive Officer and Director, Cornelis F. Wit in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and matures on April 1, 2017. The warrants have an expiration date of April 1, 2017.

During the next twelve months we expect debt in the aggregate amount of $4,403,562 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
●	$20,000 of 12% promissory notes that mature in December 2014;
●	$308,562 of 10% promissory notes that mature in January 2015; and
●	$4,000,000 due on our line of credit that matures in December 2014.

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

We may continue to require substantial funds to continue our R&D activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our R&D activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting, defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business.  Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that our R&D programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our R&D plans or other events will not result in accelerated or unexpected expenditures.

While we have not sought capital from venture capital or private equity sources we believe that those sources of capital remain available although possibly under terms and conditions that might be disadvantageous to existing investors.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2014, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2014 regarding our audited financial statements for the year ended December 31, 2013.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first three months of 2014, we adopted the following new accounting pronouncements:

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2013 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2014, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2014, the Company issued warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis Wit in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act and the rules and regulations, including Regulation D thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.76*	Promissory note payable to Cornelis F. Wit dated April 4, 2014
10.77*	Promissory note payable to Ad Klinkenberg dated April 4, 2014
10.78*	Promissory note payable to Noesis International Holdings dated April 4, 2014
10.79*	Promissory note payable to Noesis International Holdings dated April 4, 2014
10.80*	Extension of August 2008 convertible note with Guus van Kesteren dated April 21, 2014
10.81*	Extension of December 2008 convertible note with Noesis International Holdings dated April 28, 2014
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Document
101.DEF***	XBRL Taxonomy Extension Definition Document
101.LAB***	XBRL Taxonomy Extension Label Document
101.PRE***	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
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

Dated: May 14, 2014

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer