Form 10-Q
period 2014-06-30
OMNICOMM SYSTEMS INC
filed 2014-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2014
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to ________

Commission File Number: 0-25203

OmniComm Systems, Inc.
(Exact name of registrant as specified in its Charter)

Delaware	11-3349762
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

2101 W. Commercial Blvd. Suite 3500, Fort Lauderdale, FL	33309
Address of principal executive offices	Zip Code

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

Yes [ ] No [X]

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 12, 2014: 91,504,659 common stock $.001 par value.

 TABLE OF CONTENTS TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014

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

 PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$850,554	$1,160,720
Accounts receivable, net of allowance for doubtful accounts of $141,419 and $65,341, respectively	4,419,944	1,599,568
Prepaid expenses	111,395	146,907
Total current assets	5,381,893	2,907,195
Property and equipment, net	518,185	607,433
Other assets
Intangible assets, net	245,391	270,242
Goodwill	670,363	675,710
Prepaid stock compensation	132,292	169,375
Other assets	91,272	82,501

TOTAL ASSETS	$7,039,396	$4,712,456

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,189,758	$2,540,956
Notes payable, current portion	328,562	37,500
Deferred revenue, current portion	6,398,407	2,866,356
Line of credit	4,000,000	3,500,000
Convertible notes payable, current portion, net of discount	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	2,041,042	2,979,392
Conversion feature liability	111,402	146,814
Warrant liability, related parties	4,635,006	5,799,946
Warrant liability	108,248	144,031
Total current liabilities	20,849,925	19,052,495

LONG TERM LIABILITIES
Notes payable, related parties, long term, net of current portion, net of discount of $772,861 and $447,666, respectively	5,223,018	4,568,213
Notes payable, long term, net of current portion	302,500	614,486
Deferred revenue, long term, net of current portion	2,574,335	1,385,017
Convertible notes payable, related parties, long term, net of current portion	9,125,000	9,125,000
Convertible notes payable, long term, net of current portion	465,000	465,000
Patent settlement liability, long term, net of current portion	820,808	963,124

TOTAL LIABILITIES	39,360,586	36,173,335

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 90,104,659 and 90,104,659 issued and outstanding, respectively, at $0.001 par value	90,105	90,105
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,374,815	37,334,358
Accumulated other comprehensive (loss)	(111,556)	(87,604)
Accumulated deficit	(74,396,733)	(73,519,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(32,321,190)	(31,460,879)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$7,039,396	$4,712,456

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
Revenues	$6,611,538	$7,093,536	$3,465,491	$3,552,287
Reimbursable revenues	179,486	384,987	143,258	177,413
Total revenues	6,791,024	7,478,523	3,608,749	3,729,700

Cost of goods sold	1,567,159	1,293,757	813,076	647,177
Reimbursable expenses-cost of goods sold	263,891	233,218	154,699	212,300
Total cost of sales	1,831,050	1,526,975	967,775	859,477

Gross margin	4,959,974	5,951,548	2,640,974	2,870,223

Operating expenses
Salaries, benefits and related taxes	5,228,311	4,366,143	2,538,236	2,154,057
Rent and occupancy expenses	443,987	466,440	219,403	250,422
Consulting services	50,558	102,914	30,111	53,611
Legal and professional fees	199,897	152,455	114,940	56,702
Travel	417,360	225,718	202,466	81,848
Telephone and internet	90,491	92,858	46,905	46,403
Selling, general and administrative	592,972	436,716	333,140	244,036
Bad debt expense	76,002	(13,021)	55,648	(102,141)
Depreciation expense	122,433	119,542	60,023	56,839
Amortization expense	23,227	-0-	11,610	-0-
Total operating expenses	7,245,238	5,949,765	3,612,482	2,841,777

Operating income/(loss)	(2,285,264)	1,783	(971,508)	28,446

Other income/(expense)
Interest expense, related parties	(1,240,176)	(1,161,902)	(573,558)	(600,262)
Interest expense	(106,732)	(70,192)	(55,387)	(37,866)
Interest income	65	6	18	6
Change in derivative liabilities	2,802,571	(4,943,283)	2,257,688	(1,038,084)
Transaction (loss)	(13,319)	(8,277)	(8,883)	(1,562)
Income/(loss) before income taxes	(842,855)	(6,181,865)	648,370	(1,649,322)
Income taxes	(33,961)	(17,730)	(16,306)	(8,865)
Net income/(loss)	(876,816)	(6,199,595)	632,064	(1,658,187)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(102,283)	(102,283)	(51,424)	(51,424)
Total preferred stock dividends	(102,283)	(102,283)	(51,424)	(51,424)
Net income/(loss) attributable to common stockholders	$(979,099)	$(6,301,878)	$580,640	$(1,709,611)

Net income/(loss) per share
Basic and diluted	$(0.01)	$(0.07)	$0.01	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	90,104,659	87,336,914	90,104,659	87,824,747

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2014	2013	2014	2013
Net income/(loss) attributable to common stockholders	$(979,099)	$(6,301,878)	$580,640	$(1,709,611)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(23,952)	(27,479)	(16,289)	(11,966)

Other comprehensive (loss)	(23,952)	(27,479)	(16,289)	(11,966)

Comprehensive income/(loss)	$(1,003,051)	$(6,329,357)	$564,351	$(1,721,577)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

 OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,598,659	$86,599	$36,645,589	$(70,358,575)	$(69,092)	$(28,973,300)

Employee stock option expense												83,875			83,875

Foreign currency translation adjustment														(18,512)	(18,512)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Employee stock option exercise										11,000	11	(11)			-0-

Shares issued for purchase of Promasys										2,270,000	2,270	383,630			385,900

Net loss for period ended December 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,161,342)	-0-	(3,161,342)

Balances at December 31, 2013	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	90,104,659	90,105	37,334,358	(73,519,917)	(87,604)	(31,460,879)

Employee stock option expense												40,457			40,457

Foreign currency translation adjustment														(23,952)	(23,952)

Net loss for period ended June 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(876,816)	-0-	(876,816)

Balances at June 30, 2014	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,374,815	$(74,396,733)	$(111,556)	$(32,321,190)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(876,816)	$(6,199,595)
Adjustment to reconcile net loss to net cash (used in) operating activities
Change in derivative liabilities	(2,802,571)	4,943,283
Interest expense from derivative instruments	302,890	304,500
Employee stock compensation	77,540	59,151
Provision for doubtful accounts	76,002	(13,021)
Depreciation and amortization	145,660	119,542
Changes in operating assets and liabilities
Accounts receivable	(2,896,378)	(543,584)
Prepaid expenses	35,513	(4,802)
Other assets	(8,771)	1,221
Accounts payable and accrued expenses	628,803	(25,964)
Patent settlement liability	(142,316)	(126,445)
Deferred revenue	4,721,369	606,818
Net cash (used in) operating activities	(739,075)	(878,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(26,214)	(86,615)
Net cash (used in) investing activities	(26,214)	(86,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(20,925)	-0-
Proceeds from revolving line of credit	500,000	650,000
Net cash provided by financing activities	479,075	650,000

Effect of exchange rate changes on cash and cash equivalents	(23,952)	(27,479)
Net decrease in cash and cash equivalents	(310,166)	(342,990)
Cash and cash equivalents at beginning of period	1,160,720	873,315

Cash and cash equivalents at end of period	$850,554	$530,325

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$33,961	$17,730
Interest	$594,873	$602,822

Non-cash transactions
Notes payable issued in exchange for existing notes payable	$1,902,500	$2,866,879
Promissory notes issued for accrued interest	$980,000	$529,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys® allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2014 and June 30, 2013 we spent approximately $1,417,358 and $1,181,853, respectively, on R&D activities, which are primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

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

The operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

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

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

RECLASSIFICATIONS

Certain reclassifications have been made in the 2013 financial statements to conform to the 2014 presentation. These reclassifications did not have any effect on our net loss or shareholders’ deficit.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $23,952 and $27,479 for the six month periods ended June 30, 2014 and June 30, 2013 respectively.

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

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard Web-browser, with customer support and training services. The Company's TrialOne and Promasys solutions are presently available on a licensed basis. To date, hosted applications revenues have been primarily related to TrialMaster and eClinical Suite.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

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

Fees charged and costs incurred for the trial system design, set up and implementation are amortized and recognized ratably over the estimated hosting period. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are typically billed based upon milestones. Revenues earned upon completion of a contractual milestone are deferred and recognized over the estimated remaining hosting period. Fees for application hosting and related services in the second stage are generally billed monthly or quarterly in advance. Revenues resulting from hosting services for the eClinical Suite products consist of installation and server configuration, application hosting and related support services. Services for this offering are generally charged as a fixed fee payable on a quarterly or annual basis. Revenues are recognized ratably over the period of the service.

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense in accordance with ASC 605-45, Principal Agent Considerations. In accordance with ASC 605-45, Principal Agent Considerations, these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The fees associated with each business activity for the periods ended June 30, 2014 and June 30, 2013, respectively are:

	For the six months ended
Revenue activity	June 30, 2014	June 30, 2013
Set-up fees	$1,943,854	$1,595,295
Change orders	196,954	224,530
Maintenance	2,011,646	2,309,885
Software licenses	1,286,147	1,902,693
Professional services	952,805	1,072,881
Hosting	399,618	373,239
Total	$6,791,024	$7,478,523

	For the three months ended
Revenue activity	June 30, 2014	June 30, 2013
Set-up fees	$1,136,021	$778,105
Change orders	83,866	129,748
Maintenance	1,052,015	1,102,042
Software licenses	618,830	941,540
Professional services	508,298	581,166
Hosting	209,719	197,099
Total	$3,608,749	$3,729,700

COST OF REVENUES

Cost of revenues primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, and bonuses for the Company’s professional services staff. Cost of revenues also includes outside service provider costs. Cost of revenues is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $141,419 as of June 30, 2014 and $65,341 as of December 31, 2013, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	June 30, 2014	December 31, 2013
Beginning of period	$65,341	$84,210
Bad debt expense	76,002	11,131
Write-offs	-0-	(30,000)
Exchange rate impact	76	-0-
End of period	$141,419	$65,341

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2014, $521,386 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2014. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2014, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 13% of our revenues during the six month period ended June 30, 2014 or approximately $856,000. One customer accounted for 12% of our revenues during the six month period ended June 30, 2013 or approximately $871,000 and another customer accounted for 10% or approximately $776,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts Receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2014	1	13%	2	32%
December 31, 2013	1	11%	2	23%
June 30, 2013	2	22%	3	55%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The table below provides revenues from European customers for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

European revenues
For the six months ended
June 30, 2014		June 30, 2013
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,296,534	19.1%	$816,344	10.9%

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2014, the Company had $8,972,742 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to five years. The Company had $6,398,407 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $228,530 and $124,139 for the six month periods ended June 30, 2014 and June 30, 2013, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2014 and June 30, 2013 we spent approximately $1,417,358 and $1,181,853 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

EARNINGS PER SHARE

The Company accounts for Earnings per Share using ASC 260, Earnings per Share. Unlike diluted earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2014, we adopted the following new accounting pronouncements:

In July 2013, the Financial Accounting Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's consolidated financial statements.

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

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending June 30, 2014 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share were calculated using the weighted average number of shares outstanding of 90,104,659 and 87,336,914 for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

Antidilutive shares of 82,066,327 and 80,097,329 have been omitted from the calculation of dilutive earnings (loss) per share for the six month periods ended June 30, 2014 and June 30, 2013, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. There were no differences between basic and diluted earnings per share for the six month periods ended June 30, 2014 and June 30, 2013. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2014 and June 30, 2013, respectively.

Anti-Dilutive Security	June 30, 2014	June 30, 2013
Preferred stock	2,750,149	2,750,149
Employee stock options	5,275,000	6,445,000
Warrants	48,463,517	45,528,873
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	957,661	753,307
Total	82,066,327	80,097,329

The employee stock options are exercisable at prices ranging from $0.045 to $0.69 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share

For the six months ended
	June 30, 2014			June 30, 2013
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(979,099)	90,104,659	$(0.01)	$(6,301,878)	87,336,914	$(0.07)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(979,099)	90,104,659	$(0.01)	$(6,301,878)	87,336,914	$(0.07)

For the three months ended
	June 30, 2014			June 30, 2013
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$580,640	90,104,659	$0.01	$(1,709,611)	87,824,747	$(0.02)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$580,640	90,104,659	$0.01	$(1,709,611)	87,824,747	$(0.02)

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,837,403	$1,412,474	$424,929	$1,822,098	$1,326,256	$495,842	5
Leasehold improvements	94,156	79,654	14,502	93,812	75,735	18,077	5
Computer software	1,579,238	1,511,126	68,112	1,556,497	1,477,801	78,696	3
Office furniture	114,223	103,581	10,642	114,373	99,555	14,818	5
Total	$3,625,020	$3,106,835	$518,185	$3,586,780	$2,979,347	$607,433

Depreciation expense for the six month periods ended June 30, 2014 and June 30, 2013 was $122,433 and $119,542, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 6.	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2014			December 31, 2013
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	135,174	6,008	129,166	136,253	1,514	134,739	15
Promasys B.V. software code	72,838	9,712	63,126	72,943	2,431	70,512	5
Promasys B.V. URLs/Website	68,270	15,171	53,099	68,814	3,823	64,991	3
	$1,668,983	$1,423,592	$245,391	$1,670,711	$1,400,469	$270,242

Amortization expense was $23,227 and $-0- for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2014	$23,168
2015	46,336
2016	42,543
2017	23,579
2018	21,151
Thereafter	88,614
Total	$245,391

NOTE 7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2014	December 31, 2013
Accounts payable	$641,641	$724,421
Accrued payroll and related costs	464,000	260,072
Other accrued expenses	146,802	88,292
Accrued interest	937,315	1,468,171
Total accounts payable and accrued expenses	$2,189,758	$2,540,956

NOTE 8.	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At June 30, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

At June 30, 2014, the Company owed $6,626,941 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	June 30,		Long		Long
date	date	rate	2014	Current	term	Current	term
12/17/2012	12/16/2014	12%	$20,000	$20,000	$-0-	$-0-	$-0-
1/1/2013	1/1/2015	10%	308,562	308,562	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
1/1/2013	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
3/5/2013	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
1/1/2013	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/31/2011	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
Discount on note payable				-0-	-0-	-0-	(772,861)
Total			$6,626,941	$328,562	$302,500	$-0-	$5,223,018

At December 31, 2013, the Company owed $5,667,865 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2013	Current	term	Current	term
12/31/2011	1/1/2015	12%	$1,600,000	$-0-	$-0-	$-0-	$1,600,000
4/1/2012	1/1/2014	12%	17,500	17,500	-0-	-0-	-0-
12/17/2012	12/16/2014	12%	20,000	20,000	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
1/1/2013	1/1/2015	10%	308,562	-0-	308,562	-0-	-0-
1/1/2013	1/1/2015	10%	123,424	-0-	123,424	-0-	-0-
1/1/2013	1/1/2015	12%	45,000	-0-	45,000	-0-	-0-
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
3/5/2013	1/1/2015	12%	137,500	-0-	137,500	-0-	-0-
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
Discount on note payable				-0-	-0-	-0-	(447,666)
Total			$5,667,865	$37,500	$614,486	$-0-	$4,568,213

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

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $400,141 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $128,859. The warrant liability (discount) will be amortized over the 36 month duration of the note payable. The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

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

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 9:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2014.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	June 30, 2014	Allocated discount	discount amortized	June 30, 2014	June 30, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2016	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,125,000	$465,000

The following table summarizes the convertible debt outstanding as of December 31, 2013.

				Principal at			Discount at	Carrying amount at	Carrying amount
				December		Total	December	December	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	31, 2013	Allocated discount	discount amortized	31, 2013	31, 2013	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,125,000	$465,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of June 30, 2014, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $113,468 of accrued interest at June 30, 2014.

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

JUNE 30, 2014 AND JUNE 30, 2013

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

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2014 are as follows:

2014	$75,000
2015	-0-
2016	9,590,000
Total	$9,665,000

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the six month periods ended June 30, 2014 and June 30, 2013.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2014 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011, 2013 and 2014 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of June 30, 2014 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at June 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,152,444	$-0-	$-0-	$2,152,444
Warrant liability	4,743,254	-0-	-0-	4,743,254
Total of derivative liabilities	$6,895,698	$-0-	$-0-	$6,895,698

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six months ended June 30, 2014

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at June 30, 2014
Risk free interest rate	0.10%
Dividend yield	0.00%
Expected volatility	165.7% to 212.4%
Expected life (range in years)
Conversion feature liability	1.51 to 1.76
Warrant liability	1.50 to 2.76

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

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
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2013
Risk free interest rate	0.12% to 0.13%
Dividend yield	0.00%
Expected volatility	166.7% to 217.1%
Expected life (range in years)
Conversion feature liability	1.00 to 2.00
Warrant liability	1.00 to 2.25

A summary as of June 30, 2014 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 31,	Carrying amount June 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	2014	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$134,739	$129,166	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	70,512	63,126	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	64,991	53,099	-0-	-0-	68,814
	$270,242	$245,391	$-0-	$-0-	$278,010

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

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. The Impairment or Disposal of Long-Lived Asset subsection of ASC 360, Property, Plant and Equipment, requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

The Company’s goodwill and other identifiable intangible assets with indefinite lives are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The table below presents the fair value of the Goodwill as of June 30, 2014 and December 31, 2013.

Fair Value Measurements

	June 30, 2014	December 31, 2013
(Level 3)
Goodwill	$670,363	$675,710

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

The table below presents the unrealized gains/losses for the six month periods ended June 30, 2014 and June 30, 2013.

	Other income
	for the six months ended
	June 30, 2014	June 30, 2013
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(loss) from changes in derivative liabilities at the reporting date	$2,802,571	$(4,943,283)

Total unrealized gains/(losses) included in earnings	$2,802,571	$(4,943,283)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended June 30, 2014 and December 31, 2013. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2014 and December 31, 2013.

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Period ended June 30, 2014
Derivatives:
Conversion feature liability	$3,126,206	$-0-	$(973,762)	$-0-	$-0-	$2,152,444
Warrant liability	5,943,977	-0-	(1,828,809)	628,086	-0-	4,743,254
Total of derivative liabilties	$9,070,183	$-0-	$(2,802,571)	$628,086	$-0-	$6,895,698

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses
			relating to	Net
			instruments	purchases,
	Balance,		still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$838,883	$-0-	$-0-	$3,126,206
Warrant liability	6,287,598	-0-	(743,762)	400,141	-0-	5,943,977
Total of derivative liabilties	$8,574,921	$-0-	$95,121	$400,141	$-0-	$9,070,183

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 11:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2014 are as follows:

2014	$339,684
2015	664,025
2016	373,382
2017	55,087
2018	5,803
Total	$1,437,981

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $443,987 and $466,440 for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

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

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2014	$737,500
2015	450,000
2016	450,000
2017	450,000
Total	$2,087,500

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

During the six month periods ended June 30, 2014 and June 30, 2013 the Company recorded a charge to earnings of $82,684 and $98,554 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2014 and June 30, 2013 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer

Randall G. Smith, Chief Technology Officer

Stephen E. Johnson, President and Chief Operating Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term. Under the terms of the agreement, we may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure and severance provisions, as well as non-compete clauses.

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

On February 22, 2013, our Director, Guus van Kesteren, extended the maturity date of his $150,000 of convertible debentures to January 1, 2015. The debentures bear interest at 10% per annum. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On February 22, 2013, our Chief Operating Officer and President, Stephen E. Johnson extended the maturity date of his $25,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013, our Chairman and Chief Technology Officer, Randall G. Smith extended the maturity date of his $5,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 5, 2013, our Director, Guus van Kesteren, extended the maturity date of his $160,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On April 21, 2014 our Director, Guus van Kesteren, extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The debentures beat interest at 10% per annum. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

As of June 30, 2014, we have an aggregate of $14,760,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

●

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to Mr. Wit. The note carried an interest rate of 12% per annum and had a maturity date of January 1, 2015.

The promissory note consolidates the amounts owed as detailed below:
i.	Promissory Note issued on May 13, 2011 for $96,000 with a maturity date of January 01, 2013;
ii.	Promissory Note issued on September 30, 2011 for $342,000 with a maturity date of April 01, 2014;
iii.	Promissory Note issued on October 05, 2011 for $130,000 with a maturity date of April 01, 2014;
iv.	Promissory Note issued on October 28, 2011 for $123,000 with a maturity date of April 01, 2014;
v.	Promissory Note issued on October 31, 2011 for $82,000 with a maturity date of April 01, 2014;
vi.	Promissory Note issued on November 23, 2011 for $60,000 with a maturity date of January 1, 2013; and
vii.	Accrued and unpaid interest in the amount of $767,000.

●	On April 4, 2014 the Company issued a promissory note payable to Mr. Wit, in the amount of $1,600,000 in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At June 30, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

For the six months ended June 30, 2014 and June 30, 2013 we incurred $1,240,176 and $1,161,902, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

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

As of June 30, 2014 we had the following outstanding securities:

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2014 and June 30, 2013, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of June 30,		Cumulative arrearage per share as of June 30,
Series of preferred stock	2014	2013	2014	2013

Series A	$2,482,722	$2,276,461	$0.60	$0.55
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,564,702	$4,358,441

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The following table presents preferred dividends accreted for the six month periods ended June 30, 2014 and June 30, 2013, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	six months ended June 30,		six months ended June 30,
	2014	2013	2014	2013
Preferred stock dividends in arrears Series A	$102,283	$102,283	$0.025	$0.025
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended June 30, 2014 and December 31, 2013, and the related changes during these periods.

June 30, 2014 warrants outstanding						June 30, 2014 warrants exercisable
			Number	Weighted average		Number
Range of exercise price			outstanding at June 30, 2014	remaining contractual life	Weighted average exercise price	exercisable at June 30, 2014	Weighted average exercise price
$0.25	–	$0.60	48,463,517	1.67	$0.35	48,463,517	$0.35

December 31, 2013 warrants outstanding						December 31, 2013 warrants exercisable
			Number	Weighted average		Number
Range of exercise price			outstanding at December 31, 2013	remaining contractual life	Weighted average exercise price	exercisable at December 31, 2013	Weighted average exercise price
$0.25	–	$0.60	44,728,873	2.05	$0.36	44,728,873	$0.36

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at June 30, 2014	48,463,517
Warrants exercisable at June 30, 2014	48,463,517
Weighted average fair value of warrants granted during 2014	$0.14

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2012	$(69,092)	$(69,092)
2013 Activity	(18,512)	(18,512)
Balance at December 31, 2013	(87,604)	(87,604)
2014 Activity	(23,952)	(23,952)
Balance at June 30, 2014	$(111,556)	$(111,556)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

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

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant for most employees, officers and directors of the Company. Options granted to employees generally vest either upon grant or in two installments. The first vesting, which is equal to 50% of the granted stock options, occurs upon completion of one full year of employment from the date of grant and the second vesting occurs on the second anniversary of the date of grant. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted to employees generally lapse in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2009 Plan are forfeited and expire upon termination of employment.

As of June 30, 2014, there were 4,036,000 outstanding options and 1,225,000 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2014, there were 2,239,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of June 30, 2014, there were 1,239,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2012	10,452,500	$0.36	1.68	$149,598
Granted	350,000	0.17
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,957,500)	0.42

Outstanding at December 31, 2013	5,745,000	0.29	1.70	$93,945
Granted	100,000	0.16
Exercised	-0-	-0-
Forfeited/cancelled/expired	(570,000)	0.52

Outstanding at June 30, 2014	5,275,000	$0.27	1.38	$72,567

Vested and exercisable at June 30, 2014	4,787,500	$0.28	1.13	$64,704

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2014 and June 30, 2013, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the six months ended June 30, 2014	433,334	$50,845
Fair value of options vesting during the six months ended June 30, 2013	447,083	$45,860

Cash received from stock option exercises for the six month periods ended June 30, 2014 and June 30, 2013 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2014 and June 30, 2013.

The following table summarizes information concerning options outstanding at June 30, 2014:

Awards breakdown by price range at June 30, 2014
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,301,000	1.72	$0.15	2,863,500	1.41	$0.15
0.21	to	0.29	735,000	1.17	0.25	685,000	0.97	0.25
0.30	to	0.49	80,000	0.48	0.38	80,000	0.48	0.38
0.50	to	0.70	1,159,000	0.60	0.60	1,159,000	0.60	0.60
0.00	to	0.70	5,275,000	1.38	$0.27	4,787,500	1.13	$0.28

The following table summarizes information concerning options outstanding at December 31, 2013:

Awards breakdown by price range at December 31, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,251,000	2.16	$0.15	2,530,166	1.86	$0.16
0.21	to	0.29	750,000	1.64	0.25	650,000	1.20	0.25
0.30	to	0.49	110,000	0.98	0.38	110,000	0.98	0.38
0.50	to	0.70	1,634,000	0.87	0.59	1,634,000	0.87	0.59
0.00	to	0.70	5,745,000	1.70	$0.29	4,924,166	1.42	$0.32

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2014 was $0.16 and $0.17 during the six month period ended June 30, 2013. The Black Scholes option-pricing model was utilized to calculate these values.

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

JUNE 30, 2014 AND JUNE 30, 2013

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

Below are the assumptions for the fair value of share-based payments for the six month periods ended June 30, 2014 and June 30, 2013.

	Stock option assumptions for the six months ended
Stock option assumptions	June 30, 2014	June 30, 2013
Risk-free interest rate	0.83%	0.40%
Expected dividend yield	0.0%	0.0%
Expected volatility	205.2%	203.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	2014	2013
Stock options granted during the six month period ended June 30,	$0.16	$0.17

Stock options vested during the six month period ended June 30,	$0.12	$0.10

Stock options forfeited during the six month period ended June 30,	$0.44	$0.29

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2014, and changes during the six month period ended June 30, 2014 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2014	820,834	$0.13

Nonvested shares at June 30, 2014	845,834	$0.15

As of June 30, 2014, approximately $44,777 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.1 years.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 15:             INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	June 30, 2014	June 30, 2013
Federal statutory rate applied to loss before income taxes	$(317,167)	$(2,326,236)
Increase/(decrease) in income taxes results from:
Current tax expense	33,961	17,730
Non deductible expenses	(922,665)	1,990,344
Change in deferred assets	33,855	37,086
Change in valuation allowance	1,205,977	298,806

Income tax expense	$33,961	$17,730

The components of income tax expense/(benefit) for the six month periods ended:

	June 30, 2014	June 30, 2013
Current tax expense:	$33,961	$17,730
Deferred tax expense/(benefit):
Bad debt allowance	(28,600)	16,189
Operating loss carryforward	(1,211,232)	(352,081)
Amortization of intangibles	2,741	-0-
Patent litigation settlement	31,114	37,086
	(1,205,977)	(298,806)
Valuation allowance	1,205,977	298,806

Total tax expense	$33,961	$17,730

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	June 30, 2014	June 30, 2013
Amortization of intangibles	$280,957	$283,698
Bad debt allowance	52,214	14,526
Patent litigation liability accrual	284,294	349,596
Operating loss carryforwards	19,431,714	17,708,050
Gross deferred tax assets	20,049,179	18,355,870
Valuation allowance	(20,049,179)	(18,355,870)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $53,884,989. This loss is allowed to be offset against future income until the year 2034 when the NOLs will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through June 30, 2014. The change in the valuation allowance for the six month period ended June 30, 2014 was an increase of $1,205,977.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND JUNE 30, 2013

(unaudited)

NOTE 16:              SUBSEQUENT EVENTS

On July 30, 2014 the Company paid down $350,000 in principal on the Line of Credit.  As of July 30, 2014 the outstanding balance on the Line of Credit was $3,650,000.

On July 31, 2014 the Company issued 1,400,000 restricted shares under the 2009 Equity Incentive Plan to 17 individuals consisting of board members, an advisor and employees, all shares of which were issued subject to a forfeiture period which lapses ratably over three years on the anniversary of the grant date.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite™, and Promasys® (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

In 2014, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	Expanding our penetration of the large pharmaceutical sponsor market;
●	Broadening our suite of services and software applications on an organic R&D basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs; and
●	Emphasizing our low operating costs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2013 and the first half of 2014, we increased our marketing and sales efforts and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market. CROs are organizations that provide support and services to pharmaceutical, biotech, medical devices and other clinical trial sponsors. CROs can range from small specialty niche service providers to very large global service providers. According to a Tufts CSDD study published in late 2012, the overall US market for the 15 highest CRO-concentration geographic areas is estimated at between $32.5 and $39.5 billion. A single CRO could be managing clinical trials for one or more trial sponsors. Our CRO Preferred Program is designed to help the CRO service their existing clients and win new business. By building our relationship with the CRO, we gain access to trial sponsors that we might not be able to reach through other sales channels. The CRO Preferred Program offers our suite of EDC solutions to the CROs with a number of advantages including fixed pricing with no upfront fees, product demonstration support to trial sponsors, sales support, and integrated eLearning. We will seek to expand the scope of our sales and marketing efforts both domestically and in Europe during the remainder of 2014.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,417,358 and $1,181,853 on R&D activities during the six months ended June 30, 2014 and June 30, 2013, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During 2013 and the first half of 2014 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first six months of 2014 we added thirteen new clients to our base of installed licenses and ten existing clients expanded their licenses.  We expect to experience continued success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2014.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to expand the scope of our sales and marketing operations there.  In 2013 we expanded our presence in Europe with the acquisition of Promasys B.V. Our acquisition of Promasys B.V., which is located in the Netherlands, afforded us the opportunity to expand our product line. Promasys’ EDC solution is focused on academic and investigator initiated trials. It provides these unique users with a robust, feature rich solution that is quickly deployed and easy to operate. The European market accounted for approximately 19% of total revenues for the six months ended June 30, 2014.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2014.  We increased the marketing and business development budget for our TrialOne product during 2013 and the first six months of 2014 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services, and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2014 compared with the six months ended June 30, 2013

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2014 and June 30, 2013 is included in the table below.

Summarized Statement of Operations For the six months ended June 30,
		% of		% of		%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$6,791,024		$7,478,523		$(687,499)	-9.2%

Cost of sales	1,831,050	27.0%	1,526,975	20.4%	304,075	19.9%

Gross margin	4,959,974	73.0%	5,951,548	79.6%	(991,574)	-16.7%

Salaries, benefits and related taxes	5,228,311	77.0%	4,366,143	58.4%	862,168	19.7%
Rent	443,987	6.5%	466,440	6.2%	(22,453)	-4.8%
Consulting	50,558	0.7%	102,914	1.4%	(52,356)	-50.9%
Legal and professional fees	199,897	2.9%	152,455	2.0%	47,442	31.1%
Other expenses	729,513	10.7%	425,097	5.7%	304,416	71.6%
Selling, general and administrative	592,972	8.7%	436,716	5.8%	156,256	35.8%
Total operating expenses	7,245,238	106.5%	5,949,765	79.5%	1,295,473	21.8%

Operating income/(loss)	(2,285,264)	-33.7%	1,783	0.0%	(2,287,047)	n/a

Interest expense	(1,346,908)	-19.8%	(1,232,094)	-16.5%	(114,814)	9.3%
Interest income	65	0.0%	6	0.0%	59	983.3%
Change in derivatives	2,802,571	41.3%	(4,943,283)	-66.1%	7,745,854	n/a
Transaction gain/(loss)	(13,319)	-0.2%	(8,277)	-0.1%	(5,042)	60.9%

(Loss) before income taxes and dividends	(842,855)	-12.4%	(6,181,865)	-82.7%	5,339,010	-86.4%
Income tax (expense)	(33,961)	-0.5%	(17,730)	-0.2%	(16,231)	91.5%
Net (loss)	(876,816)	-12.9%	(6,199,595)	-82.9%	5,322,779	-85.9%

Total preferred stock dividends	(102,283)	-1.5%	(102,283)	-1.4%	-0-	0.0%

Net (loss) attributable to common stockholders	$(979,099)	-14.4%	$(6,301,878)	-84.3%	$5,322,779	-84.5%

Net (loss) per share	$(0.01)		$(0.07)

Weighted average number of shares outstanding	90,104,659		87,336,914

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2014 and June 30, 2013.

	For the six months ended
Revenue activity	June 30, 2014		June 30, 2013		$ Change	% Change
Set-up fees	$1,943,854	28.6%	$1,595,295	21.3%	$348,559	21.8%
Change orders	196,954	2.9%	224,530	3.0%	(27,576)	-12.3%
Maintenance	2,011,646	29.6%	2,309,885	31.0%	(298,239)	-12.9%
Software licenses	1,286,147	19.0%	1,902,693	25.4%	(616,546)	-32.4%
Professional services	952,805	14.0%	1,072,881	14.3%	(120,076)	-11.2%
Hosting	399,618	5.9%	373,239	5.0%	26,379	7.1%
Total	$6,791,024	100.0%	$7,478,523	100.0%	$(687,499)	-9.2%

Overall Revenue decreased by $687,499 or 9.2%. This decrease is primarily the result of decreases in maintenance and software licenses offset by an increase in set-up fees.

We recorded revenue of $4,735,465 including $1,943,854 from set-up fees and $1,061,100 from maintenance associated with our TrialMaster suite during the six months ended June 30, 2014 compared with revenue of $4,801,352 that included $1,595,295 in set-up fees and $1,377,209 in maintenance revenues during the six months ended June 30, 2013.

We recorded $1,143,723 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the six months ended June 30, 2014 compared with $1,691,540 for the six months ended June 30, 2013.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $154,051 in revenues from hosting activities and $96,950 in professional services associated with the eClinical suite during the six months ended June 30, 2014 compared with $225,042 from hosting activities and $222,336 from professional services for the six months ended June 30, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $717,072 in revenues from maintenance relating to eClinical in the six months ending June 30, 2014 as compared to $936,343 for the six months ending June 30, 2013.

We recorded revenue of $377,610 including $79,167 from licensing and $230,480 from professional services associated with clients utilizing our TrialOne EDC software for the six months ended June 30, 2014 compared with revenue of $985,630 including $661,728 from licensing and $321,570 from professional services for the six months ended June 30, 2013.   We are continuing our efforts at enhancing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $534,226 for the six months ended June 30, 2014 including $296,018 from licensing and $211,062 from maintenance associated with clients utilizing the Promasys EDC solution that we acquired in the 4th quarter of 2013.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne and in 2013 we acquired Promasys (collectively the “Acquired Software”).  These software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 29.6% of our revenues during the six months ended June 30, 2014 and approximately 40.0% of our revenues during the six months ended June 30, 2013.  One customer accounted for approximately 12.6% of our revenues during the six months ended June 30, 2014.   One customer accounted for approximately 11.6% of our revenues and another accounted for approximately 10.4% during the six months ended June 30, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 19.9% or $304,075 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Cost of goods sold were approximately 27.0% of revenues for the six months ended June 30, 2014 compared to approximately 20.4% for the six months ended June 30, 2013. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the six months ended June 30, 2014 due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 21.8% for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients.

Salaries and related expenses were our biggest operating expense at 72.2% of total operating expenses for the six months ended June 30, 2014 compared to 73.4% of total operating expenses for the six months ended June 30, 2013.  Salaries and related expenses increased by 19.7% for the six months ended June 30, 2014 when compared to the same period ended June 30, 2013.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the six months ended
	June 30, 2014	June 30, 2013	$ Change	% Change
OmniComm corporate operations	$3,620,972	$3,368,223	$252,749	7.5%
New Jersey operations office	289,850	166,804	123,046	73.8%
OmniComm Europe, GmbH	404,340	425,385	(21,045)	-4.9%
OmniComm Ltd.	478,508	274,306	204,202	74.4%
OmniComm Spain	74,764	72,274	2,490	3.4%
OmniComm Promasys B.V.	282,337	-0-	282,337	n/a
Employee stock compensation	77,540	59,151	18,389	31.1%
Total salaries and related expenses	$5,228,311	$4,366,143	$862,168	19.7%

We currently employ approximately 58 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 13 employees out of our New Jersey regional operating office, 14 out-of-state employees, 12 employees out of a wholly-owned subsidiary in the United Kingdom, 17 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the six months ended June 30, 2014 and the six months ended June 30, 2013 we incurred $77,540 and $59,151, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 4.8% during the six months ended June 30, 2014 when compared to the six months ended June 30, 2013.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2014 is primarily associated with decreases in our Corporate Office and Co-location and disaster recovery facilities rent expenses offset by increases in our other facilities’ rent expenses.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the six months ending June 30, 2014 was a decrease in expense of $5,443 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $4,191 for the six month period ending June 30, 2013.

For the six months ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Corporate office	$166,127	$183,271	$(17,144)	-9.4%
Co-location and disaster recovery facilities	164,369	184,818	(20,449)	-11.1%
New Jersey operations office	27,237	24,915	2,322	9.3%
OmniComm Europe, GmbH	48,569	42,839	5,730	13.4%
OmniComm Ltd.	34,661	30,850	3,811	12.4%
OmniComm Spain	4,109	3,938	171	4.3%
OmniComm Promasys B.V.	4,358	-0-	4,358	n/a
Straight-line rent expense	(5,443)	(4,191)	(1,252)	-29.9%
Total	$443,987	$466,440	$(22,453)	-4.8%

Consulting services expense decreased to $50,558 for the six months ended June 30, 2014 compared with $102,914 for the six months ended June 30, 2013. Consulting services were comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for both product development and sales and marketing were higher during the six months of 2013 as we utilized the services of additional third-party sources for portions of this work.

For the six months ended
Expense Category	June 30, 2014	June 30, 2013	$ Change	% Change
Sales and marketing	$-0-	$18,760	$(18,760)	-100.0%
Product development	50,558	84,154	(33,596)	-39.9%
Total	$50,558	$102,914	$(52,356)	-50.9%

Legal and professional fees increased approximately 31.1% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2014 and June 30, 2013, respectively.

For the six months ended
Expense Category	June 30, 2014	June 30, 2013	$ Change	% Change
Audit and related	$40,070	$51,998	$(11,928)	-22.9%
Accounting services	92,447	70,685	21,762	30.8%
Legal-employment related	19,394	7,441	11,953	160.6%
Legal-financial related	11,935	9,667	2,268	23.5%
General legal	36,051	12,664	23,387	184.7%
Total	$199,897	$152,455	$47,442	31.1%

Selling, general and administrative expenses (“SG&A”) increased by $156,256 or approximately 35.8% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase is primarily due to increases in marketing and insurance expenses offset by a reduction in miscellaneous expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising. We expect that the 2014 marketing, sales and advertising expenses will be approximately $750,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the six month period ended June 30, 2014 we recognized $76,002 for bad debt expense as compared to a credit of $13,021 for the six month period ended June 30, 2013.  This increase was primarily the result of an increase in aged receivable balances that required us to increase our reserve in the period. During 2014 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2014.

Interest expense was $1,346,908 during the six months ended June 30, 2014 compared to $1,232,094 for the six months ended June 30, 2013, an increase of $114,814.  Interest incurred to related parties was $1,240,176 during the six months ended June 30, 2014 and $1,161,902 for the six months ended June 30, 2013.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011, 2013 and 2014.  The table below provides detail on the significant components of interest expense for the six months ended June 30, 2014 and June 30, 2013.

Interest Expense

	For the six months ended
Debt Description	June 30, 2014	June 30, 2013	$ Change
Accretion of discount from derivatives	$302,890	$304,500	$(1,610)
August 2008 convertible notes	95,211	95,211	-0-
December 2008 convertible notes	296,344	296,344	-0-
Sept 2009 secured convertible debentures	71,408	71,408	-0-
Dec 2009 convertible debentures	88,665	88,665	-0-
General interest	79,062	42,966	36,096
Related party notes payable	413,328	333,000	80,328
Total	$1,346,908	$1,232,094	$114,814

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013 and 2014.  We recorded a net unrealized gain of $2,802,571 during the six months ended June 30, 2014 compared with a net unrealized loss of $4,943,283 during the six months ended June 30, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2014 and June 30, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $102,283 and $102,283 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2014, and June 30, 2013, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage

Series A	$2,482,722
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,564,702

The three months ended June 30, 2014 compared with the three months ended June 30, 2013

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2014 and June 30, 2013 is included in the table below.

Summarized Statement of Operations
For the three months ended
June 30,
		% of		% of		%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$3,608,749		$3,729,700		$(120,951)	-3.2%

Cost of sales	967,775	26.8%	859,477	23.0%	108,298	12.6%

Gross margin	2,640,974	73.2%	2,870,223	77.0%	(229,249)	-8.0%

Salaries, benefits and related taxes	2,538,236	70.3%	2,154,057	57.8%	384,179	17.8%
Rent	219,403	6.1%	250,422	6.7%	(31,019)	-12.4%
Consulting	30,111	0.8%	53,611	1.4%	(23,500)	-43.8%
Legal and professional fees	114,940	3.2%	56,702	1.5%	58,238	102.7%
Other expenses	376,652	10.4%	82,949	2.2%	293,703	354.1%
Selling, general and administrative	333,140	9.2%	244,036	6.5%	89,104	36.5%
Total operating expenses	3,612,482	100.0%	2,841,777	76.2%	770,705	27.1%

Operating income/(loss)	(971,508)	-26.9%	28,446	0.8%	(999,954)	n/a

Interest expense	(628,945)	-17.4%	(638,128)	-17.1%	9,183	-1.4%
Interest income	18	0.0%	6	0.0%	12	200.0%
Change in derivatives	2,257,688	62.6%	(1,038,084)	-27.8%	3,295,772	n/a
Transaction gain/(loss)	(8,883)	-0.2%	(1,562)	0.0%	(7,321)	468.7%

Income/(loss) before income taxes and dividends	648,370	18.0%	(1,649,322)	-44.2%	2,297,692	n/a
Income tax (expense)	(16,306)	-0.5%	(8,865)	-0.2%	(7,441)	83.9%
Net income/(loss)	632,064	17.5%	(1,658,187)	-44.5%	2,290,251	n/a

Total preferred stock dividends	(51,424)	-1.4%	(51,424)	-1.4%	-0-	0.0%

Net income/(loss) attributable to common stockholders	$580,640	16.1%	$(1,709,611)	-45.8%	$2,290,251	n/a

Net income/(loss) per share	$0.01		$(0.02)

Weighted average number of shares outstanding	90,104,659		87,824,747

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2014 and June 30, 2013.

	For the three months ended
Revenue Activity	June 30, 2014		June 30, 2013		$ Change	% Change
Set-up fees	$1,136,021	31.5%	$778,105	20.9%	$357,916	46.0%
Change orders	83,866	2.3%	129,748	3.5%	(45,882)	-35.4%
Maintenance	1,052,015	29.2%	1,102,042	29.5%	(50,027)	-4.5%
Software licenses	618,830	17.1%	941,540	25.2%	(322,710)	-34.3%
Professional services	508,298	14.1%	581,166	15.6%	(72,868)	-12.5%
Hosting	209,719	5.8%	197,099	5.3%	12,620	6.4%
Total	$3,608,749	100.0%	$3,729,700	100.0%	$(120,951)	-3.2%

Overall Revenue decreased by $120,951 or 3.2%. This decrease is primarily the result of decreases in software licenses and professional services offset by an increase in set-up fees.

We recorded revenue of $2,563,172 including $1,136,020 from set-up fees and $559,749 from maintenance associated with our TrialMaster suite during the three months ended June 30, 2014 compared with revenue of $2,289,849 that included $778,104 in set-up fees and $676,335 in maintenance revenues during the three months ended June 30, 2013.

We recorded $523,527 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended June 30, 2014 compared with $785,301 for the three months ended June 30, 2013.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $68,652 in revenues from hosting activities and $42,000 in professional services associated with the eClinical suite during the three months ended June 30, 2014 compared with $107,342 from hosting activities and $114,125 from professional services for the three months ended June 30, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $337,368 in revenues from maintenance relating to eClinical in the three months ending June 30, 2014 as compared to $435,623 for the three months ending June 30, 2013.

We recorded revenue of $216,851 including $46,250 from software licensing and $134,100 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended June 30, 2014 compared with revenue of $654,549 including $436,527 from software licensing and $224,937 from professional services for the three months ended June 30, 2013.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $305,199 for the three months ended June 30, 2014 including $136,080 from software licensing and $141,973 from maintenance associated with clients utilizing the Promasys EDC solution that we acquired in the 4th quarter of 2013.

Our TrialMaster EDC application has historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne and in 2013 we acquired Promasys (collectively the “Acquired Software”).  These software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 29.7% of our revenues during the three months ended June 30, 2014 and approximately 43.3% of our revenues during the three months ended June 30, 2013.  One customer accounted for approximately 13.7% of our revenues during the three months ended June 30, 2014.   One customer accounted for approximately 16.1% of our revenues and another accounted for approximately 9.7% during the three months ended June 30, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 12.6% or $108,298 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Cost of goods sold were approximately 26.8% of revenues for the three months ended June 30, 2014 compared to approximately 23.0% for the three months ended June 30, 2013. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended June 30, 2014 primarily due to an increase in salaries and related costs. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 27.1% for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients.

Salaries and related expenses were our biggest operating expense at 70.3% of total operating expenses for the three months ended June 30, 2014 compared to 75.8% of total operating expenses for the three months ended June 30, 2013.  Salaries and related expenses increased by 17.8% for the three months ended June 30, 2014 when compared to the same period ended June 30, 2013.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	June 30, 2014	June 30, 2013	$ Change	% Change
OmniComm corporate operations	$1,712,626	$1,645,649	$66,977	4.1%
New Jersey operations office	147,295	93,544	53,751	57.5%
OmniComm Europe, GmbH	201,610	189,746	11,864	6.3%
OmniComm Ltd.	249,131	148,513	100,618	67.8%
OmniComm Spain	40,237	36,710	3,527	9.6%
OmniComm Promasys B.V.	148,222	-0-	148,222	n/a
Employee stock compensation	39,115	39,895	(780)	-2.0%
Total salaries and related expenses	$2,538,236	$2,154,057	$384,179	17.8%

We currently employ approximately 58 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 13 employees out of our New Jersey regional operating office, 14 out-of-state employees, 12 employees out of a wholly-owned subsidiary in the United Kingdom, 17 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended June 30, 2014 and the three months ended June 30, 2013 we incurred $39,115 and $39,895, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 12.4% during the three months ended June 30, 2014 when compared to the three months ended June 30, 2013.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2014 is primarily associated with decreases in our Corporate Office and Co-location and disaster recovery facilities rent expenses offset by increases for our other facilities’ rent expenses.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending June 30, 2014 was a decrease in expense of $2,823 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $1,519 for the three month period ending June 30, 2013.

For the three months ended
	June 30, 2014	June 30, 2013	$ Change	% Change
Corporate office	$81,068	$92,042	$(10,974)	-11.9%
Co-location and disaster recovery facilities	81,529	110,548	(29,019)	-26.3%
New Jersey operations office	13,865	10,522	3,343	31.8%
OmniComm Europe, GmbH	23,646	21,517	2,129	9.9%
OmniComm Ltd.	17,461	15,355	2,106	13.7%
OmniComm Spain	2,056	1,957	99	5.1%
OmniComm Promasys B.V.	2,601	-0-	2,601	n/a
Straight-line rent expense	(2,823)	(1,519)	(1,304)	-85.8%
Total	$219,403	$250,422	$(31,019)	-12.4%

Consulting services expense decreased to $30,111 for the three months ended June 30, 2014 compared with $53,611 for the three months ended June 30, 2013. Consulting services were comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months of 2013 as we utilized the services of additional third-party sources for portions of our product development and sales and marketing work.

For the three months ended
Expense Category	June 30, 2014	June 30, 2013	$ Change	% Change
Sales and marketing	$-0-	$8,140	$(8,140)	-100.0%
Product development	30,111	45,471	(15,360)	-33.8%
Total	$30,111	$53,611	$(23,500)	-43.8%

Legal and professional fees increased approximately 102.7% for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2014 and June 30, 2013, respectively.

For the three months ended
Expense Category	June 30, 2014	June 30, 2013	$ Change	% Change
Audit and related	$18,071	$19,055	$(984)	-5.2%
Accounting services	46,699	30,388	16,311	53.7%
Legal-employment related	17,784	(1,725)	19,509	n/a
Legal-financial related	9,325	4,176	5,149	123.3%
General legal	23,061	4,808	18,253	379.6%
Total	$114,940	$56,702	$58,238	102.7%

Selling, general and administrative expenses (“SG&A”) increased by $89,104 or approximately 36.5% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising. We expect that the 2014 marketing, sales and advertising expenses will be approximately $750,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended June 30, 2014 we recognized $55,648 for bad debt expense as compared to a credit of $102,141 for the three month period ended June 30, 2013.  This increase was primarily the result of an increase in aged receivable balances that required us to increase our reserve. During 2014 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2014.

Interest expense was $628,945 during the three months ended June 30, 2014 compared to $638,128 for the three months ended June 30, 2013, a decrease of $9,183.  Interest incurred to related parties was $573,558 during the three months ended June 30, 2014 and $600,262 for the three months ended June 30, 2013.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011, 2013 and 2014.  The table below provides detail on the significant components of interest expense for the three months ended June 30, 2014 and June 30, 2013.

Interest Expense

	For the three months ended
Debt Description	June 30, 2014	June 30, 2013	$ Change
Accretion of discount from derivatives	$102,326	$152,250	$(49,924)
August 2008 convertible notes	47,869	47,869	-0-
December 2008 convertible notes	148,991	148,991	-0-
Sept 2009 secured convertible debentures	35,901	35,901	-0-
Dec 2009 convertible debentures	44,577	44,577	-0-
General interest	41,475	23,955	17,520
Related party notes payable	207,806	184,585	23,221
Total	$628,945	$638,128	$(9,183)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013 and 2014.  We recorded a net unrealized gain of $2,257,688 during the three months ended June 30, 2014 compared with a net unrealized loss of $1,038,084 during the three months ended June 30, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2014 and June 30, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,424 and $51,424 in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2014, and June 30, 2013, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2014, we had working capital deficit of approximately $15,468,032.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	June 30, 2014	December 31, 2013	$ Change
Cash	$850,554	$1,160,720	$(310,166)
Accounts receivable, net of allowance for doubtful accounts	4,419,944	1,599,568	2,820,376
Prepaids	111,395	146,907	(35,512)
Current assets	5,381,893	2,907,195	2,474,698

Accounts payable and accrued expenses	2,189,758	2,540,956	(351,198)
Notes payable, current portion	328,562	37,500	291,062
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	6,398,407	2,866,356	3,532,051
Line of Credit	4,000,000	3,500,000	500,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	2,041,042	2,979,392	(938,350)
Conversion feature liability	111,402	146,814	(35,412)
Warrant liability, related parties	4,635,006	5,799,946	(1,164,940)
Warrant liability	108,248	144,031	(35,783)
Current liabilities	20,849,925	19,052,495	1,797,430

Working capital (deficit)	$(15,468,032)	$(16,145,300)	$677,268

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2014	June 30, 2013
Net cash (used in) operating activities	$(739,075)	$(878,896)
Net cash (used in) investing activities	(26,214)	(86,615)
Net cash provided by financing activities	479,075	650,000

Net (decrease) in cash and cash equivalents	(310,166)	(342,990)

Changes in operating accounts	2,338,220	(92,756)

Effect of non-cash transactions on cash and cash equivalents	$(2,200,479)	$5,413,455

Cash and Cash Equivalents

Cash and cash equivalents decreased by $310,166 to $850,554 at June 30, 2014. The decrease is primarily comprised of a net loss of $876,816, changes in working capital accounts of $2,338,220 and a decrease from non-cash transactions of $2,200,479. During the six months ended June 30, 2014 we had investing activities comprised of net purchases of property and equipment of $26,214. For financing activities, we borrowed $500,000 against our revolving line of credit and paid off $20,925 of promissory notes.

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

Presently, we have approximately $150,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2014.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2014:

Contractual obligations		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$6,626,941	$328,562	(2)	$3,415,879	(3)	$2,882,500	(4)	$-0-
Convertible notes	9,665,000	75,000	(5)	9,590,000	(6)	-0-		-0-
Lines of credit (7)	4,000,000	4,000,000		-0-		-0-		-0-
Operating lease obligations (8)	1,437,981	682,419		596,089		134,147		25,326
Patent licensing fees (9)	2,087,500	962,500		450,000		450,000		225,000
Total	$23,817,422	$6,048,481		$14,051,968		$3,466,647		$250,326

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in December 2014; and $308,562 of 10% notes payable that mature in January 2015.
3.	Includes $549,000 of 12% notes payable that mature in January 2016; and $2,866,879 of 12% notes payable that mature in March 2016.
4.	Includes $120,000 of 10% notes payable that mature in April 2017; and $2,762,500 of 12% notes payable that mature in April 2017.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
6.

Includes $1,770,000 in 10% convertible notes that mature in January 2016; and $7,570,000 in 12% convertible notes that mature in January 2016; and $150,000 in 10% convertible notes that mature in April 2016; and $100,000 in 12% convertible notes that mature in April 2016.

7.	Includes $4,000,000 due on the revolving Line of Credit with The Northern Trust Company.
8.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $188,468 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures originally issued to our former Director, Matthew Veatch in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest ($9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At June 30, 2014, $4,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

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

On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2014, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2014 regarding our audited financial statements for the year ended December 31, 2013.

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

During the first six months of 2014, we adopted the following new accounting pronouncements:

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2014, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

However, subsequent to the closing date of our acquisition of Promasys BV (“Promasys”), and continuing thereafter, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys. The Securities and Exchange Commission (“SEC”) has indicated that a company’s failure to file a report required to be filed under the Exchange Act may be evidence of a weakness in disclosure controls. Moreover, our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X could be indicative of a deficiency in our internal control over financial reporting.

We believe that our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X, and the resulting failure to timely file a required report under the Exchange Act, was caused by a lack of full familiarization on the part of our financial officers with the SEC’s accounting rules relating to acquisition transactions. However, the assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements are not expected to have any impact on our financial statements or results of operations. In order to reduce the likelihood that a similar event will occur in the future, we have taken remedial action including (a) establishing a policy that all proposed acquisitions be discussed with both our SEC counsel and our independent auditors prior to their consummation and (b) devoting resources to bolstering our financial officers’ knowledge of SEC accounting requirements, particularly those associated with acquisition transactions.

While we believe the remedial steps we have taken will reduce the likelihood of a similar occurrence in the future, there is no assurance that a significant deficiency or material weakness will not be identified in the future as a result of this or other circumstances.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS.

The following risk factors should be read in conjunction with the other risk factors identified in our annual report on Form 10-K for the year ended December 31, 2013 and the other filings we make, from time to time, with the Securities and Exchange Commission.

We have not filed certain information required to be filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until we do so, we will not be in compliance with our reporting obligations under the Exchange Act.

Subsequent to the closing date of our acquisition of Promasys BV (“Promasys”) and continuing until recently, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Exchange Act, as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys.  We have filed the required audited financial statements as an exhibit to our Current Report on Form 8-K filed August 14, 2014 (“Current Report”); however, we do not anticipate that we will receive the necessary information from our Dutch subsidiary to enable us to complete the required unaudited interim financial statements or pro-forma financial information until on or about September 30, 2014 and we will file the unaudited interim financial statements and pro-forma financial information by amendment to the Current Report as soon as practicable following the receipt of the necessary information.

The assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements are not expected to have any impact on our financial statements or results of operations. However, until such time as we file the interim financial statements and pro-forma financial information, (a) we will not be considered in compliance with our reporting obligations under the Exchange Act and (b) Form S-8 will not be available to us for the registration or resale of shares issued under our equity compensation plan. Our continued non-compliance with our Exchange Act reporting requirements could subject us to regulatory scrutiny and the imposition of sanctions including the revocation of our registration under Section 12(g) of the Exchange Act.

Our failure to properly apply certain financial tests and the resulting failure to file certain information with the SEC may be indicative of weaknesses in our internal control over financial reporting and our disclosure controls and procedures.

The Securities and Exchange Commission (“SEC”) has indicated that the failure to file a report required to be filed under the Exchange Act may be evidence of a weakness in disclosure controls. Moreover, our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X in connection with our acquisition of Promasys could be indicative of a deficiency in our internal control over financial reporting. In order to reduce the likelihood that a similar event will occur in the future, we have taken remedial action. While we believe the remedial steps we have taken will reduce the likelihood of a similar occurrence in the future, there is no assurance that a significant deficiency or material weakness will not be identified in the future as a result of this or other circumstances.

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

Dated: August 14, 2014

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer