Form 10-K/A
period 2013-12-31
OMNICOMM SYSTEMS INC
filed 2014-09-08
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2013, that was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 (the “Original Filing”). We are filing this Amendment to revise the following Items:

Item 1A of Part I - add discussion of risk factors associated with untimely filing of the disclosure pursuant to the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Exchange Act in connection with our acquisition of Promasys B.V.

Item 7 of Part II under Overview – to expand our description of our CRO Preferred Program.

Item 7 of Part II under Cash and Cash Equivalents – to revise language regarding our collection of trade receivables.

Item 9A of Part II under Controls and Procedures – (i) to include additional disclosure under Evaluation of Disclosure Controls and Procedures as of December 31, 2013, and (ii) to revise the language pursuant to Item 308(c) of Regulation S-K under Changes in Internal Control over Financial Reporting.

Item 15 of Part IV Exhibits – to file the consent of our independent registered public accounting firm pursuant to Item 601(b)(23)(ii) of Regulation S-K.

Item 15 of Part IV Exhibits 31.1 and 31.2 - to revise the language and to file complete certifications pursuant to Item 601(b)(31)(i). The revised versions of Exhibits 31.1 and 31.2 supersede in their entirety Exhibits 31.1 and 31.2 to the Original Filing.

For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the revisions noted above.

Except as set forth in the Items noted above, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this Amendment, references to the “Company,” “we,” “our,” or “us” refer to OmniComm Systems, Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K/A

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

WE HAVE NOT FILED CERTAIN INFORMATION REQUIRED TO BE FILED BY US UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE “EXCHANGE ACT”) AND UNTIL WE DO SO, WE WILL NOT BE INCOMPLIANCE WITH OUR REPORTING OBLIGATIONS UNDER THE EXCHANGE ACT.

Subsequent to the closing date of our acquisition of Promasys BV, a Netherlands company, (“Promasys”) and continuing until recently, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information (with reconciliation to U.S. GAAP) required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys. We have filed the required audited financial statements as an exhibit to our Current Report on Form 8-K filed August 14, 2014 (“Current Report”) and we will file the unaudited interim financial statements and pro-forma financial information (with reconciliation to U.S. GAAP), and the reconciliation to U.S. GAAP of the audited financial statements, by amendment to the Current Report as soon as practicable following the receipt of the necessary information from our Dutch subsidiary.

The assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements are not expected to have any impact on our financial statements or results of operations. However, until such time as we file the interim financial statements and pro-forma financial information, and the reconciliation to U.S. GAAP of the audited financial statements, (a) we will not be considered in compliance with our reporting obligations under the Exchange Act and (b) Form S-8 will not be available to us for the registration or resale of shares issued under our equity compensation plan. Our continued non-compliance with our Exchange Act reporting requirements could subject us to regulatory scrutiny and the imposition of sanctions including the revocation of our registration under Section 12(g) of the Exchange Act.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2013, we increased our marketing and sales personnel both in the U.S. and European markets and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  CROs are organizations that provide support and services to pharmaceutical, biotech, medical device and other clinical trial sponsors. CROs can range from small specialty niche service providers to very large global service providers. According to a Tufts Center for the Study of Drug Development study published in late 2012, the overall US market for the 15 highest CRO-concentration geographic areas is estimated at between $32.5 and $39.5 billion. A single CRO could be managing clinical trials for one or more trial sponsors. Our CRO Preferred Program is designed to help the CRO service their existing clients and win new business. By building our relationship with the CRO, we gain access to trial sponsors that we might not be able to reach through other sales channels. The CRO Preferred Program offers our suite of EDC solutions to the CROs with a number of advantages including fixed pricing with no upfront fees, product demonstration support to trial sponsors, sales support, and integrated eLearning. Additionally, we believe we have established an effective presence in the European clinical trial market by expanding the number of clients we service in the European market after the acquisition of the EDC assets of eResearch Technology, Inc., (“eRT” or “eResearch Technologies”). We will seek to aggressively expand the scope of our sales and marketing operations in Europe during 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation –Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.3	Form of 10% Convertible Note (15)
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (16)
10.2	Employment Agreement and Stock Option Agreement between the Company and Ronald T. Linares (17)
10.3	1998 Stock Incentive Plan (18)
10.4	Standard Agreement – Proprietary Protection (19)
10.6	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (20)
10.7	Amendment to Employment Agreement between the Company and Cornelis F. Wit (21)
10.9	Amendment to Employment Agreement between the Company and Randall G. Smith (22)
10.10	Amendment to Employment Agreement between the Company and Ronald T. Linares (23)
10.20	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (24)
10.21	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (25)
10.23	Form of Debenture dated February 29, 2008 (26)
10.24	Form of Warrant February 29, 2008 (27)
10.27	Form of Debenture dated August 29, 2008 (28)
10.28	Form of Warrant dated August 29, 2008 (29)
10.29	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (30)
10.30	Form of Debenture dated December 16, 2008 (31)
10.31	Form of Warrant December 16, 2008 (32)
10.32	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (33)
10.33	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009 (34)
10.34	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009 (35)
10.35	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (36)
10.36	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (37)
10.37	Form of Debenture dated September 30, 2009 (38)
10.38	Form of Warrant dated September 30, 2009 (39)
10.40	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (40)
10.41	Promissory note payable to Cornelis F. Wit dated September 30, 2010 (41)
10.42	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (42)
10.43	Promissory note payable to Cornelis F. Wit dated December 31, 2010 (43)
10.44	Promissory note payable to Cornelis F. Wit dated March 31, 2011 (44)
10.45	Promissory note payable to Cornelis F. Wit dated December 31, 2011 (45)

10.46	Promissory note payable to Randall Smith dated December 31, 2011 (46)
10.47	2009 Equity Incentive Plan (47)
10.48	Promissory note payable to Noesis International Holdings dated January 1, 2013 (48)
10.49	Promissory note payable to Ad Klinkenberg dated January 1, 2013 (49)
10.50	Promissory note payable to Wim Boegem dated January 1, 2013 (50)
10.51	Promissory note payable to Cornelis F. Wit dated January 1, 2013 (51)
10.52	Promissory note payable to Randall Smith dated February 1, 2013 (52)
10.53	August 2008 convertible note maturity date extension with Guus van Kesteren dated 2/22/2013 (53)
10.54	August 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (54)
10.55	December 2008 convertible note maturity date extension with Stephen Johnson dated 2/22/2013 (55)
10.56	December 2008 convertible note maturity date extension with Randall Smith dated 2/22/2013 (56)
10.57	December 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (57)
10.58	Amendment number two to securities purchase agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated 2/22/2013 (58)
10.59	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (59)
10.60	Amendment number two to securities purchase agreement between the Company and Richard & Carolyn Danzansky dated 2/22/2013 (60)
10.61	Amendment number two to securities purchase agreement between the Company and Paul Spitzberg dated 2/22/2013 (61)
10.62	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (62)
10.63	December 2008 convertible note maturity date extension with Matthew Veatch dated 2/27/2013 (63)
10.64	Promissory note payable to Noesis International Holdings dated March 5, 2013 (64)
10.65	December 2008 convertible note maturity date extension with Fernando Montero Incentive Savings Trust dated 3/6/2013 (65)
10.66	December 2008 convertible note maturity date extension with Noesis International Holdings dated 3/12/2013 (66)
10.67	Promissory note payable to The Northern Trust Company dated March 18, 2013 (67)
10.68	Pledge Agreement between Northern Trust and Cornelis F. Wit (68)
10.69	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit (69)
10.70	Promissory note payable to Cornelis F. Wit dated April 1, 2013 (70)
10.71	Share Purchase Agreement Promasys B. V. (71)
10.72	Lease, Promasys B.V. (72)
10.73	December 2008 convertible note maturity date extension with Guus van Kesteren dated 12/05/2013
10.74	December 2008 convertible note maturity date extension with the Fernando Montero Incentive Savings Trust dated 12/09/2013
10.75	Promissory note payable to Cornelis F. Wit dated January 1, 2014
14	OmniComm Systems, Inc. Code of Ethics (73)
21	Subsidiaries of the Company
23	Consent of Liggett, Vogt & Webb, P.A., independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation***
101.DEF	XBRL Taxonomy Extension Definition***
101.LAB	XBRL Taxonomy Extension Label***
101.PRE	XBRL Taxonomy Extension Presentation***

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.

7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
17	Incorporated by reference to Exhibit 10(a)(iii) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
18	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
19	Incorporated by reference to Exhibit 10(f) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
20	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
21	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
22	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
23	Incorporated by reference to Exhibit 10.10 filed with our Form 10-Q for the period ended September 30, 2004.
24	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
25	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
26	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
27	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
28	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009.
29	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009.
30	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008.
31	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008.
32	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008.
33	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009.
34	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009.
35	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009.
36	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009.
37	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009.
38	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009.
39	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009.
40	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010.
41	Incorporated by reference to Exhibit 10.41 filed with our Form 10-K dated December 31, 2010.
42	Incorporated by reference to Exhibit 10.42 filed with our Form 10-K dated December 31, 2010.
43	Incorporated by reference to Exhibit 10.43 filed with our Form 10-K dated December 31, 2010.
44	Incorporated by reference to Exhibit 10.44 filed with our Form 10-K dated December 31, 2011.
45	Incorporated by reference to Exhibit 10.45 filed with our Form 10-K dated December 31, 2011.
46	Incorporated by reference to Exhibit 10.46 filed with our Form 10-K dated December 31, 2011.
47	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009.
48	Incorporated by reference to Exhibit 10.48 filed with our Form 10-K dated December 31, 2012.
49	Incorporated by reference to Exhibit 10.49 filed with our Form 10-K dated December 31, 2012.
50	Incorporated by reference to Exhibit 10.50 filed with our Form 10-K dated December 31, 2012.
51	Incorporated by reference to Exhibit 10.51 filed with our Form 10-K dated December 31, 2012.
52	Incorporated by reference to Exhibit 10.52 filed with our Form 10-K dated December 31, 2012.
53	Incorporated by reference to Exhibit 10.53 filed with our Form 10-K dated December 31, 2012.
54	Incorporated by reference to Exhibit 10.54 filed with our Form 10-K dated December 31, 2012.
55	Incorporated by reference to Exhibit 10.55 filed with our Form 10-K dated December 31, 2012.

56	Incorporated by reference to Exhibit 10.56 filed with our Form 10-K dated December 31, 2012.
57	Incorporated by reference to Exhibit 10.57 filed with our Form 10-K dated December 31, 2012.
58	Incorporated by reference to Exhibit 10.58 filed with our Form 10-K dated December 31, 2012.
59	Incorporated by reference to Exhibit 10.59 filed with our Form 10-K dated December 31, 2012.
60	Incorporated by reference to Exhibit 10.60 filed with our Form 10-K dated December 31, 2012.
61	Incorporated by reference to Exhibit 10.61 filed with our Form 10-K dated December 31, 2012.
62	Incorporated by reference to Exhibit 10.62 filed with our Form 10-K dated December 31, 2012.
63	Incorporated by reference to Exhibit 10.63 filed with our Form 10-K dated December 31, 2012.
64	Incorporated by reference to Exhibit 10.64 filed with our Form 10-K dated December 31, 2012.
65	Incorporated by reference to Exhibit 10.65 filed with our Form 10-K dated December 31, 2012.
66	Incorporated by reference to Exhibit 10.66 filed with our Form 10-K dated December 31, 2012.
67	Incorporated by reference to Exhibit 10.67 filed with our Form 10-Q for the period ended March 31, 2013.
68	Incorporated by reference to Exhibit 10.68 filed with our Form 10-Q for the period ended June 30, 2013.
69	Incorporated by reference to Exhibit 10.69 filed with our Form 10-Q for the period ended June 30, 2013.
70	Incorporated by reference to Exhibit 10.70 filed with our Form 10-Q for the period ended June 30, 2013.
71	Incorporated by reference to Exhibit 10.71 filed with our Form 10-Q for the period ended September 30, 2013.
72	Incorporated by reference to Exhibit 10.72 filed with our Form 10-Q for the period ended September 30, 2013.
73	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

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

Dated: September 8, 2014
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