Form 10-Q/A
period 2014-03-31
OMNICOMM SYSTEMS INC
filed 2014-09-08
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, that was filed with the Securities and Exchange Commission (“SEC”) on May 14, 2014 (the “Original Filing”). We are filing this Amendment to revise the following Items:

Item 2 of Part I under Overview – to expand our description of our CRO Preferred Program.

Item 2 of Part I under Cash and Cash Equivalents – to revise language regarding our collection of trade receivables.

Item 4 of Part I under Controls and Procedures – (i) to include additional disclosure under Evaluation of Disclosure Controls and Procedures as of March 31, 2014, and (ii) to revise the language pursuant to Item 308(c) of Regulation S-K under Changes in Internal Control over Financial Reporting.

Item 1A of Part II - add discussion of risk factors associated with untimely filing of the disclosure pursuant to the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Exchange Act.

Item 6 of Part II Exhibits 31.1 and 31.2 - to revise the language and to file complete certifications pursuant to Item 601(b)(31)(i). The revised versions of Exhibits 31.1 and 31.2 supersede in their entirety Exhibits 31.1 and 31.2 to the Original Filing.

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

Table of Contents to the Quarterly Report on Form 10-Q/A for the THREE MONTH pERIOD Ended MARCH 31, 2014

PART I. FINANCIAL INFORMATION	4
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 4. CONTROLS AND PROCEDURES	51
PART II OTHER INFORMATION	51
ITEM 1. LEGAL PROCEEDINGS	51
ITEM 1A. RISK FACTORS	51
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	52
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	52
ITEM 4. MINE SAFETY DISCLOSURES	52
ITEM 5. OTHER INFORMATION	52
ITEM 6. EXHIBITS	53
SIGNATURES	54
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to properly apply certain financial tests and the resulting failure to file certain information with the SEC may be indicative of weaknesses in our internal control over financial reporting and our disclosure control and procedures.

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