Form 10-Q
period 2014-09-30
OMNICOMM SYSTEMS INC
filed 2014-11-12
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of November 10, 2014: 91,504,659 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the NINE MONTH pERIOD Ended SEPTEMBER 30, 2014

* Filed herewith

** Furnished herewith

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,093,682	$1,160,720
Accounts receivable, net of allowance for doubtful accounts of $142,051 and $65,341, respectively	2,887,083	1,599,568
Prepaid expenses	216,165	146,907
Prepaid stock compensation, current portion	153,500	-0-
Other current assets	16,138	-0-
Total current assets	4,366,568	2,907,195
Property and equipment, net	491,836	607,433
Other assets
Intangible assets, net	220,332	270,242
Goodwill	618,541	675,710
Prepaid stock compensation	185,028	169,375
Other assets	50,342	82,501

TOTAL ASSETS	$5,932,647	$4,712,456

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,256,504	$2,540,956
Notes payable, current portion	328,562	37,500
Deferred revenue, current portion	5,702,672	2,866,356
Line of credit	3,700,000	3,500,000
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	1,416,296	2,979,392
Conversion feature liability	117,066	146,814
Warrant liability, related parties	3,646,003	5,799,946
Warrant liability	108,663	144,031
Total current liabilities	18,313,266	19,052,495

LONG TERM LIABILITIES
Notes payable, related parties, long term, net of current portion, net of discount of $670,535 and $447,666, respectively	5,325,344	4,568,213
Notes payable, long term, net of current portion	302,500	614,486
Deferred revenue, long term, net of current portion	2,530,126	1,385,017
Convertible notes payable, related parties, long term, net of current portion	8,815,000	9,125,000
Convertible notes payable, long term, net of current portion	775,000	465,000
Patent settlement liability, long term, net of current portion	746,432	963,124

TOTAL LIABILITIES	36,807,668	36,173,335

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 91,504,659 and 90,104,659 issued and outstanding, respectively, at $0.001 par value	91,505	90,105
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,624,741	37,334,358
Accumulated other comprehensive (loss)	(198,443)	(87,604)
Accumulated deficit	(73,115,003)	(73,519,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(30,875,021)	(31,460,879)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$5,932,647	$4,712,456

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$11,554,553	$10,543,197	$4,943,015	$3,449,661
Reimbursable revenues	361,160	412,947	181,674	27,960
Total revenues	11,915,713	10,956,144	5,124,689	3,477,621

Cost of goods sold	2,341,107	1,942,126	773,948	648,369
Reimbursable expenses-cost of goods sold	629,344	297,328	365,453	64,110
Total cost of sales	2,970,451	2,239,454	1,139,401	712,479

Gross margin	8,945,262	8,716,690	3,985,288	2,765,142

Operating expenses
Salaries, benefits and related taxes	7,954,833	6,496,528	2,726,522	2,130,385
Rent and occupancy expenses	663,961	665,932	219,974	199,492
Consulting services	60,669	117,410	10,111	14,496
Legal and professional fees	277,262	205,767	77,365	53,312
Travel	595,571	326,578	178,211	100,860
Telephone and internet	142,554	131,476	52,063	38,618
Selling, general and administrative	892,912	634,481	299,940	197,765
Bad debt expense	76,634	(4,830)	632	8,191
Depreciation expense	181,520	174,436	59,087	54,894
Amortization expense	34,549	-0-	11,322	-0-
Total operating expenses	10,880,465	8,747,778	3,635,227	2,798,013

Operating income/(loss)	(1,935,203)	(31,088)	350,061	(32,871)

Other income/(expense)
Interest expense, related parties	(1,818,911)	(1,750,327)	(578,735)	(588,425)
Interest expense	(160,968)	(107,952)	(54,236)	(37,760)
Interest income	77	9	12	3
Change in derivative liabilities	4,410,241	(2,524,671)	1,607,670	2,418,612
Transaction gain/(loss)	(54,915)	(4,497)	(41,596)	3,780
Income/(loss) before income taxes	440,321	(4,418,526)	1,283,176	1,763,339
Income taxes	(35,407)	(48,599)	(1,446)	(30,869)
Net income/(loss)	404,914	(4,467,125)	1,281,730	1,732,470
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(154,272)	(154,272)	(51,989)	(51,989)
Total preferred stock dividends	(154,272)	(154,272)	(51,989)	(51,989)
Net income/(loss) attributable to common stockholders	$250,642	$(4,621,397)	$1,229,741	$1,680,481

Net income/(loss) per share
Basic and diluted	$0.00	$(0.05)	$0.01	$0.02
Weighted average number of shares outstanding
Basic and diluted	90,417,480	87,515,641	91,032,920	87,867,268

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the nine months ended September 30,		For the three months ended September 30,
	2014	2013	2014	2013
Net income/(loss) attributable to common stockholders	$250,642	$(4,621,397)	$1,229,741	$1,680,481
Other comprehensive (loss)
Change in foreign currency translation adjustment	(110,839)	(30,485)	(86,887)	(3,006)

Other comprehensive (loss)	(110,839)	(30,485)	(86,887)	(3,006)

Comprehensive income/(loss)	$139,803	$(4,651,882)	$1,142,854	$1,677,475

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	Number	$0.001	Number	$0.001	paid in		$0.001	paid in		other	Total
	of	Par	of	Par	of	Par	of	Par	capital	Number	Par	capital	Accumulated	comprehensive	shareholders'
	shares	value	shares	value	shares	value	shares	value	preferred	of shares	value	common	deficit	income	(deficit)

Balances at December 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,598,659	$86,599	$36,645,589	$(70,358,575)	$(69,092)	$(28,973,300)

Employee stock option expense												83,875			83,875

Foreign currency translation adjustment														(18,512)	(18,512)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Employee stock option exercise										11,000	11	(11)			-0-

Shares issued for purchase of Promasys										2,270,000	2,270	383,630			385,900

Net loss for period ended December 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,161,342)	-0-	(3,161,342)

Balances at December 31, 2013	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	90,104,659	90,105	37,334,358	(73,519,917)	(87,604)	(31,460,879)

Employee stock option expense												53,783			53,783

Foreign currency translation adjustment														(110,839)	(110,839)

Restricted stock issuance										1,400,000	1,400	236,600			238,000

Net income for period ended September 30, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	404,914	-0-	404,914

Balances at September 30, 2014	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	91,504,659	$91,505	$37,624,741	$(73,115,003)	$(198,443)	$(30,875,021)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$404,914	$(4,467,125)
Adjustment to reconcile net income/(loss) to net cash (used in) operating activities
Change in derivative liabilities	(4,410,241)	2,524,671
Interest expense from derivative instruments	405,216	456,750
Employee stock compensation	122,630	94,637
Provision for doubtful accounts	76,634	(4,830)
Depreciation and amortization	216,069	174,436
Changes in operating assets and liabilities
Accounts receivable	(1,364,149)	(46,819)
Prepaid expenses	(69,257)	(6,032)
Other current assets	(16,138)	-0-
Other assets	32,159	(409)
Accounts payable and accrued expenses	695,548	410,815
Patent settlement liability	(216,692)	(192,527)
Deferred revenue	3,981,425	(83,604)
Net cash (used in) operating activities	(141,882)	(1,140,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(67,674)	(107,844)
Net cash (used in) investing activities	(67,674)	(107,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(20,925)	-0-
Proceeds from revolving line of credit	200,000	800,000
Net cash provided by financing activities	179,075	800,000

Effect of exchange rate changes	(36,557)	(30,485)
Net (decrease) in cash and cash equivalents	(67,038)	(478,366)
Cash and cash equivalents at beginning of period	1,160,720	873,315

Cash and cash equivalents at end of period	$1,093,682	$394,949

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$35,264	$48,599
Interest	$1,114,666	$725,546

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$1,902,500	$2,866,879
Promissory notes issued for accrued interest	$980,000	$529,000
Restricted stock issuance	$238,000	$222,500

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors principally located in the United States and Europe. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys® allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2014 and September 30, 2013 we spent approximately $2,092,125 and $1,718,079, respectively, on R&D activities, which are primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2013 Annual Report filed on Form 10-K, as amended, with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year-ended December 31, 2013.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2013 financial statements to conform to the 2014 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $110,839 and $30,485 for the nine month periods ended September 30, 2014 and September 30, 2013 respectively.

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

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial. The first component is comprised of application set up, including design of electronic case report forms and edit checks, installation and server configuration of the system. The second component involves application hosting and related support services as well as billable change orders which consist of amounts billed to customers for functionality changes made. The third component involves services required to close out, or lock, the database for the clinical trial.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense in accordance with ASC 605-45, Principal Agent Considerations (“ASC 605-45”). In accordance with ASC 605-45 these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The fees associated with each business activity for the periods ended September 30, 2014 and September 30, 2013, respectively are:

	For the nine months ended
Revenue activity	September 30, 2014	September 30, 2013
Set-up fees	$3,363,576	$2,584,285
Change orders	337,903	344,400
Maintenance	3,187,173	3,495,908
Software licenses	2,730,770	2,333,016
Professional services	1,700,498	1,625,600
Hosting	595,793	572,935
Total	$11,915,713	$10,956,144

	For the three months ended
Revenue activity	September 30, 2014	September 30, 2013
Set-up fees	$1,419,722	$988,990
Change orders	140,949	119,870
Maintenance	1,175,527	1,186,023
Software licenses	1,444,623	430,323
Professional services	747,693	552,719
Hosting	196,175	199,696
Total	$5,124,689	$3,477,621

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $142,051 as of September 30, 2014 and $65,341 as of December 31, 2013, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	September 30, 2014	December 31, 2013
Beginning of period	$65,341	$84,210
Bad debt expense	76,634	11,131
Write-offs	-0-	(30,000)
Exchange rate impact	76	-0-
End of period	$142,051	$65,341

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2014, $767,672 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2014. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2014, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 13% of our revenues during the nine month period ended September 30, 2014 or approximately $1,585,000. One customer accounted for 11% of our revenues during the nine month period ended September 30, 2013 or approximately $1,221,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
				Percentage of
	Number of	Percentage of	Number of	accounts
For the period ended	customers	total revenues	customers	receivable
September 30, 2014	1	13%	0	0%
December 31, 2013	1	11%	2	23%
September 30, 2013	1	11%	2	29%

The table below provides revenues from European customers for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

European revenues
For the nine months ended
September 30, 2014		September 30, 2013
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,750,331	14.7%	$1,214,121	11.1%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820, Fair Value Measurements and Disclosures.

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2014, the Company had $8,232,798 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 6.5 years. The Company had $5,702,672 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $338,486 and $175,095 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the nine month periods ended September 30, 2014 and September 30, 2013 we spent approximately $2,092,125 and $1,718,079 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12,500,000 shares in accordance with the terms of the 1998 Plan document. Each plan is more fully described in “Note 14, Employee Equity Incentive Plans”. The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation ("ASC 718") which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2014, we adopted the following new accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, (“ASU No. 2013-11”). This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

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

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending September 30, 2014 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 90,417,480 and 87,515,641 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Antidilutive shares of 81,482,435 and 79,502,620 have been omitted from the calculation of dilutive earnings/(loss) per share for the nine month periods ended September 30, 2014 and September 30, 2013, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. There were no differences between basic and diluted earnings per share for the nine month periods ended September 30, 2014 and September 30, 2013. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2014 and September 30, 2013, respectively.

Anti-Dilutive Security	September 30, 2014	September 30, 2013
Preferred stock	2,750,149	2,750,149
Employee stock options	4,681,500	6,175,000
Warrants	48,463,517	44,728,873
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	967,269	1,228,598
Total	81,482,435	79,502,620

The employee stock options are exercisable at prices ranging from $0.045 to $0.64 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

For the nine months ended
	September 30, 2014			September 30, 2013
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$250,642	90,417,480	$0.00	$(4,621,397)	87,515,641	$(0.05)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$250,642	90,417,480	$0.00	$(4,621,397)	87,515,641	$(0.05)

For the three months ended
	September 30, 2014			September 30, 2013
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$1,229,741	91,032,920	$0.01	$1,680,481	87,867,268	$0.02

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$1,229,741	91,032,920	$0.01	$1,680,481	87,867,268	$0.02

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2014			December 31, 2013
							Estimated
		Accumulated	Net book		Accumulated	Net book	useful life
	Cost	depreciation	value	Cost	depreciation	value	(years)
Computer & office equipment	$1,852,102	$1,447,075	$405,027	$1,822,098	$1,326,256	$495,842	5
Leasehold improvements	93,137	81,170	11,967	93,812	75,735	18,077	5
Computer software	1,585,252	1,520,180	65,072	1,556,497	1,477,801	78,696	3
Office furniture	113,980	104,210	9,770	114,373	99,555	14,818	5
Total	$3,644,471	$3,152,635	$491,836	$3,586,780	$2,979,347	$607,433

Depreciation expense for the nine month periods ended September 30, 2014 and September 30, 2013 was $181,520 and $174,436, respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	September 30, 2014			December 31, 2013
							Estimated
		Accumulated	Net book		Accumulated	Net book	useful life
Asset	Cost	amortization	value	Cost	amortization	value	(years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	124,725	7,622	117,103	136,253	1,514	134,739	15
Promasys B.V. software code	72,837	13,353	59,484	72,943	2,431	70,512	5
Promasys B.V. URLs/Website	62,993	19,248	43,745	68,814	3,823	64,991	3
Total	$1,653,256	$1,432,924	$220,332	$1,670,711	$1,400,469	$270,242

Amortization expense was $34,549 and $-0- for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2014	$10,970
2015	43,880
2016	40,380
2017	22,883
2018	20,454
Thereafter	81,765
Total	$220,332

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2014	December 31, 2013
Accounts payable	$570,092	$724,421
Accrued payroll and related costs	620,026	260,072
Other accrued expenses	118,218	88,292
Accrued interest	948,168	1,468,171
Total accounts payable and accrued expenses	$2,256,504	$2,540,956

NOTE 8:	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At September 30, 2014, $3,700,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

At September 30, 2014, the Company owed $6,626,941 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	September 30,		Long		Long
date	date	rate	2014	Current	term	Current	term
12/17/2012	12/16/2014	12%	$20,000	$20,000	$-0-	$-0-	$-0-
1/1/2013	1/1/2015	10%	308,562	308,562	-0-	-0-	-0-
1/1/2013	1/1/2016	12%	529,000	-0-	-0-	-0-	529,000
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,866,879	-0-	-0-	-0-	2,866,879
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
Discount on note payable				-0-	-0-	-0-	(670,535)
Total			$6,626,941	$328,562	$302,500	$-0-	$5,325,344

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

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

On January 1, 2013, the Company issued a promissory note in the amount of $308,562 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 10% per annum and matures on January 1, 2015.

On January 1, 2013, the Company issued a promissory note in the amount of $123,424 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 10% per annum and matures on January 1, 2015.

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

On April 1, 2013 the Company issued a promissory note in the amount of $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of March 31, 2016. The expiration date of the warrants associated with the promissory note was also extended to March 31, 2016.

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

On April 4, 2014 the Company issued a promissory note in the amount of $120,000 and paid $3,424 in principal in exchange for an existing promissory note in the amount of $123,424. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

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

NOTE 9:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2014.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	September 30, 2014	Allocated discount	discount amortized	September 30, 2014	September 30, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	-0-	160,000
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2016	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

The following table summarizes the convertible debt outstanding as of December 31, 2013.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2013	Allocated discount	discount amortized	December 31, 2013	December 31, 2013	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2015	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	150,000	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2015	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	1/1/2016	12%	160,000	160,000	44,024	44,024	-0-	160,000	-0-	-0-	160,000	-0-
12/16/2008	1/1/2016	12%	200,000	200,000	55,030	55,030	-0-	200,000	-0-	-0-	-0-	200,000
12/16/2008	1/1/2016	12%	4,615,000	4,520,000	1,243,681	1,243,681	-0-	4,520,000	-0-	-0-	4,505,000	15,000
9/30/2009	1/1/2016	12%	1,400,000	1,200,000	526,400	526,400	-0-	1,200,000	-0-	-0-	1,100,000	100,000
12/31/2009	1/1/2016	12%	1,490,000	1,490,000	935,720	935,720	-0-	1,490,000	-0-	-0-	1,440,000	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$9,125,000	$465,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was September 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2014, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $115,358 of accrued interest at September 30, 2014.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit, and Guus van Kesteren, a Director of the Company. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, Mr. Wit and Mr. van Kesteren extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to Mr. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 21, 2014 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.  On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

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

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2014 are as follows:

2014	$75,000
2015	-0-
2016	9,590,000
Total	$9,665,000

NOTE 10:	FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the nine month periods ended September 30, 2014 and September 30, 2013.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2014 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009 and the warrants issued during 2011, 2013 and 2014 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of September 30, 2014 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at September 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,533,362	$-0-	$-0-	$1,533,362
Warrant liability	3,754,666	-0-	-0-	3,754,666
Total of derivative liabilities	$5,288,028	$-0-	$-0-	$5,288,028

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the nine months ended September 30, 2014

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at September 30, 2014
Risk free interest rate	0.11%
Dividend yield	0.00%
Expected volatility	124.6% to 178.8%
Expected life (range in years)
Conversion feature liability	1.25 to 1.50
Warrant liability	1.25 to 2.50

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2013
Risk free interest rate	0.12% to 0.13%
Dividend yield	0.00%
Expected volatility	166.7% to 217.1%
Expected life (range in years)
Conversion feature liability	1.00 to 2.00
Warrant liability	1.00 to 2.25

A summary as of September 30, 2014 of the fair value of liabilities measured at fair value on a non-recurring basis follows:

	Carrying amount December 31,	Carrying amount September 30,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	2014	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$134,739	$117,103	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	70,512	59,484	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	64,991	43,745	-0-	-0-	68,814
Total	$270,242	$220,332	$-0-	$-0-	$278,010

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

Other identifiable intangible assets, which are subject to amortization, are being amortized using the straight-line method over their estimated useful lives ranging from 3 to 15 years. The Impairment or Disposal of Long-Lived Asset subsection of ASC 360, Property, Plant and Equipment requires us to test the recoverability of long-lived assets, including identifiable intangible assets with definite lives, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In testing for potential impairment, if the carrying value of the asset group exceeds the expected undiscounted cash flows, we must then determine the amount by which the fair value of those assets exceeds the carrying value and determine the amount of impairment, if any.

The Company’s goodwill and other identifiable intangible assets with indefinite lives are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The table below presents the fair value of the Goodwill as of September 30, 2014 and December 31, 2013.

Fair Value Measurements

	September 30, 2014	December 31, 2013
(Level 3)
Goodwill	$618,541	$675,710

Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company will record a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The $57,169 change in the value of Goodwill during the 9 month period ended September 30, 2014 is the result of exchange rate variance.

The table below presents the unrealized gains/losses for the nine month periods ended September 30, 2014 and September 30, 2013.

	Other income
	for the nine months ended
	September 30, 2014	September 30, 2013
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(loss) from changes in derivative liabilities at the reporting date	$4,410,241	$(2,524,671)

Total unrealized gains/(losses) included in earnings	$4,410,241	$(2,524,671)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended September 30, 2014 and December 31, 2013. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2014 and December 31, 2013.

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses	Net
			relating to	purchases,
	Balance,		instruments	issuances	Net transfers	Balance,
	beginning	Net realized	still held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Period ended September 30, 2014
Derivatives:
Conversion feature liability	$3,126,206	$-0-	$(1,592,844)	$-0-	$-0-	$1,533,362
Warrant liability	5,943,977	-0-	(2,817,397)	628,086	-0-	3,754,666
Total of derivative liabilities	$9,070,183	$-0-	$(4,410,241)	$628,086	$-0-	$5,288,028

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

	Level 3 financial assets and financial liabilities at fair value
			Net unrealized
			(gains)/losses	Net
			relating to	purchases,
	Balance,		instruments	issuances	Net transfers	Balance,
	beginning	Net realized	still held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2013
Derivatives:
Conversion feature liability	$2,287,323	$-0-	$838,883	$-0-	$-0-	$3,126,206
Warrant liability	6,287,598	-0-	(743,762)	400,141	-0-	5,943,977
Total of derivative liabilities	$8,574,921	$-0-	$95,121	$400,141	$-0-	$9,070,183

NOTE 11:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2014 are as follows:

2014	$169,095
2015	657,752
2016	369,825
2017	52,234
2018	5,354
Total	$1,254,260

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $663,961 and $665,932 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

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

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

2014	$625,000
2015	450,000
2016	450,000
2017	450,000
Total	$1,975,000

During the nine month periods ended September 30, 2014 and September 30, 2013 the Company recorded a charge to earnings of $120,809 and $144,972 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2014 and September 30, 2013 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

On December 5, 2013, our Director, Guus van Kesteren, extended the maturity date of his $160,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The convertible debentures were originally issued in December 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

On April 21, 2014, our Director, Guus van Kesteren, extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The debentures bear an interest rate of 10% per annum. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

As of September 30, 2014, we have an aggregate of $14,760,879 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At September 30, 2014, $3,700,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

For the nine months ended September 30, 2014 and September 30, 2013 we incurred $1,818,911 and $1,750,327, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

As of September 30, 2014 we had the following outstanding securities:

o	91,504,659 shares of common stock issued and outstanding;
o	48,463,517 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding;
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 share of our Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

On July31, 2014, we issued 1,400,000 restricted shares of our common stock to our senior management team and our Board of Directors under the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The restrictions on the shares lapse ratably over a 3 year period. The 2009 Plan is more fully described in “Note 14, Employee Equity Incentive Plans”.

Preferred Stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In addition, the Board of Directors may fix and determine all privileges and rights of the authorized preferred stock series including:

o	dividend and liquidation preferences;
o	voting rights;
o	conversion privileges; and
o	redemption terms.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2014 and September 30, 2013, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share
	September 30,		as of September 30,
Series of preferred stock	2014	2013	2014	2013

Series A	$2,534,711	$2,328,450	$0.61	$0.56
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,616,691	$4,410,430

The following table presents preferred dividends accreted for the nine month periods ended September 30, 2014 and September 30, 2013, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	nine months ended September 30,		nine months ended September 30,
	2014	2013	2014	2013
Preferred stock dividends in arrears Series A	$154,272	$154,272	$0.037	$0.037
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended September 30, 2014 and December 31, 2013, and the related changes during these periods.

September 30, 2014 warrants outstanding						September 30, 2014 warrants exercisable
Range of			Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
exercise price			September 30, 2014	remaining contractual life	exercise price	September 30, 2014	exercise price
$0.25	–	$0.60	48,463,517	1.41	$0.35	48,463,517	$0.35

December 31, 2013 warrants outstanding						December 31, 2013 warrants exercisable
Range of			Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
exercise price			December 31, 2013	remaining contractual life	exercise price	December 31, 2013	exercise price
$0.25	–	$0.60	44,728,873	2.05	$0.36	44,728,873	$0.36

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at September 30, 2014	48,463,517
Warrants exercisable at September 30, 2014	48,463,517
Weighted average fair value of warrants granted during 2014	$0.15

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

	Foreign currency	Accumulated other
	translation	comprehensive (loss)
Balance at December 31, 2012	$(69,092)	$(69,092)
2013 Activity	(18,512)	(18,512)
Balance at December 31, 2013	(87,604)	(87,604)
2014 Activity	(110,839)	(110,839)
Balance at September 30, 2014	$(198,443)	$(198,443)

NOTE 14:	EMPLOYEE EQUITY INCENTIVE PLANS

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

As of September 30, 2014, there were 3,902,500 outstanding options and 2,625,000 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2014, there were 972,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of September 30, 2014, there were 779,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

			Weighted
		Weighted	average
		average	remaining
	Number of	exercise price	contractual term	Aggregate
	shares	(per share)	(in years)	intrinsic value

Outstanding at December 31, 2012	10,452,500	$0.36	1.68	$149,598
Granted	350,000	0.17
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,957,500)	0.42

Outstanding at December 31, 2013	5,745,000	0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	-0-	-0-
Forfeited/cancelled/expired	(1,213,500)	0.54

Outstanding at September 30, 2014	4,681,500	$0.23	1.35	$115,650

Vested and exercisable at September 30, 2014	4,281,500	$0.23	1.10	$108,475

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014.

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2014 and September 30, 2013, respectively, was:

	Number of options	Fair value of
	vested	options vested
Fair value of options vesting during the nine months ended September 30, 2014	570,834	$66,389
Fair value of options vesting during the nine months ended September 30, 2013	593,833	$62,204

Cash received from stock option exercises for the nine month periods ended September 30, 2014 and September 30, 2013 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2014 and September 30, 2013.

The following table summarizes information concerning options outstanding at September 30, 2014:

Awards breakdown by price range at September 30, 2014
			Outstanding			Vested
							Weighted
				Weighted	Weighted		average
				average	average		remaining	Weighted
Strike price			Outstanding	remaining	outstanding	Vested stock	vested	average vested
range ($)			stock options	contractual life	strike price	options	contractual life	strike price
0.00	to	0.20	3,302,500	1.55	$0.15	2,952,500	1.25	$0.15
0.21	to	0.29	600,000	1.18	0.24	550,000	0.95	0.25
0.30	to	0.49	80,000	0.23	0.38	80,000	0.23	0.38
0.50	to	0.70	699,000	0.68	0.55	699,000	0.68	0.55
0.00	to	0.70	4,681,500	1.35	$0.23	4,281,500	1.10	$0.23

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

The following table summarizes information concerning options outstanding at December 31, 2013:

Awards breakdown by price range at December 31, 2013
			Outstanding			Vested
							Weighted
				Weighted	Weighted		average
				average	average		remaining	Weighted
Strike price			Outstanding	remaining	outstanding	Vested stock	vested	average vested
range ($)			stock options	contractual life	strike price	options	contractual life	strike price
0.00	to	0.20	3,251,000	2.16	$0.15	2,530,166	1.86	$0.16
0.21	to	0.29	750,000	1.64	0.25	650,000	1.20	0.25
0.30	to	0.49	110,000	0.98	0.38	110,000	0.98	0.38
0.50	to	0.70	1,634,000	0.87	0.59	1,634,000	0.87	0.59
0.00	to	0.70	5,745,000	1.70	$0.29	4,924,166	1.42	$0.32

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2014 was $0.16 and $0.17 during the nine month period ended September 30, 2013. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the nine month periods ended September 30, 2014 and September 30, 2013.

	Stock option assumptions for the nine months ended
Stock option assumptions	September 30, 2014	September 30, 2013
Risk-free interest rate	0.93%	0.70%
Expected dividend yield	0.0%	0.0%
Expected volatility	199.0%	203.4%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	2014	2013
Stock options granted during the nine month period ended September 30,	$0.16	$0.17

Stock options vested during the nine month period ended September 30,	$0.12	$0.10

Stock options forfeited during the nine month period ended September 30,	$0.43	$0.28

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2014, and changes during the nine month period ended September 30, 2014 is as follows:

	Shares underlying stock	Weighted average grant
	options	date fair value
Nonvested shares at January 1, 2014	820,834	$0.13

Nonvested shares at September 30, 2014	400,000	$0.16

As of September 30, 2014, approximately $39,697 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 15:	INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	September 30, 2014	September 30, 2013
Federal statutory rate applied to income/(loss) before income taxes	$165,693	$(1,662,692)
Increase/(decrease) in income taxes results from:
Current tax expense	35,407	48,599
Non deductible expenses	(1,482,741)	1,144,767
Change in deferred assets	49,571	37,086
Change in valuation allowance	1,267,477	480,839

Income tax expense	$35,407	$48,599

The components of income tax expense/(benefit) for the nine month periods ended:

	September 30, 2014	September 30, 2013
Current tax expense	$35,407	$48,599
Deferred tax expense/(benefit):
Bad debt allowance	(28,837)	13,106
Operating loss carryforward	(1,288,211)	(531,031)
Amortization of intangibles	4,111	-0-
Patent litigation settlement	45,460	37,086
	(1,267,477)	(480,839)
Valuation allowance	1,267,477	480,839

Total tax expense	$35,407	$48,599

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	September 30, 2014	September 30, 2013
Amortization of intangibles	$279,587	$283,698
Bad debt allowance	52,452	17,608
Patent litigation liability accrual	269,948	349,596
Operating loss carryforwards	19,508,693	17,887,001
Gross deferred tax assets	20,110,680	18,537,903
Valuation allowance	(20,110,680)	(18,537,903)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $54,089,558. This loss is allowed to be offset against future income until the year 2034 when the NOLs will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through September 30, 2014. The change in the valuation allowance for the nine month period ended September 30, 2014 was an increase of $1,267,477.

NOTE 16:	SUBSEQUENT EVENTS

On October 7, 2014 the Company paid down $200,000 in principal on the Line of Credit.  As of October 7, 2014 the outstanding balance on the Line of Credit was $3,500,000.

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

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite and Promasys® (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  During 2013 and the first nine months of 2014, we increased our marketing and sales efforts and expanded the scope of our CRO Preferred Program in order to increase our penetration of the domestic CRO market.  CROs are organizations that provide support and services to pharmaceutical, biotech, medical devices and other clinical trial sponsors. CROs can range from small specialty niche service providers to very large global service providers. According to a Tufts Center for the Study of Drug Development study published in late 2012, the overall US market for the 15 highest CRO-concentration geographic areas is estimated at between $32.5 and $39.5 billion. A single CRO could be managing clinical trials for one or more trial sponsors. Our CRO Preferred Program is designed to help the CRO service their existing clients and win new business. By building our relationship with the CRO, we gain access to trial sponsors that we might not be able to reach through other sales channels. The CRO Preferred Program offers our suite of EDC solutions to the CROs with a number of advantages including fixed pricing with no upfront fees, product demonstration support to trial sponsors, sales support, and integrated eLearning. We will seek to expand the scope of our sales and marketing efforts both domestically and in Europe during the remainder of 2014.

Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $2,092,125 and $1,718,079 on R&D activities during the nine months ended September 30, 2014 and September 30, 2013, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. As our industry matures a critical success factor will be the ability of eClinical service providers to offer robust, end-to-end solutions than can either provide a comprehensive eClinical solution for our clients or that will allow us the ability to seamlessly integrate with complementary partnered products and services.  Our R&D team is comprised of software programmers, engineers and related support personnel.

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. During 2013 and the first nine months of 2014 we experienced positive strides towards achieving this goal.  We successfully increased the number of clients utilizing our software on a licensed basis as well as increasing the scope of licenses existing clients had deployed in our eClinical and TrialMaster product lines.  In the first nine months of 2014 we added fifteen new clients to our base of installed licenses and fourteen existing clients expanded their licenses.  We expect to experience continued success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during the remainder of 2014 and into 2015.

Our clients are able to partially or completely license our EDC solutions. The licensing business model provides our clients with a more cost effective means of deploying our EDC solutions on a large-scale basis. Our licensed products, falling under the auspices of either a Tech Transition (partial transfer with some services performed by OmniComm) or Tech Transfer, allows us to broaden our potential client base, provides us with a high-margin revenue source and affords us the ability to improve our competitive position within the EDC industry.  Additionally, we continue to focus on adding CROs as strategic and marketing partners. These relationships provide marketing leverage in the form of joint marketing and sales efforts and provide an installed base of trained users for our EDC and eClinical software applications. This installed base of users increases our ability to provide rapidly developed, cost effective solutions for our clients.  Additionally, we believe we have established an effective presence in the European clinical trial market and will seek to expand the scope of our sales and marketing operations there.  In 2013 we expanded our presence in Europe with the acquisition of Promasys B.V. Our acquisition of Promasys B.V., which is located in the Netherlands, afforded us the opportunity to expand our product line. Promasys’ EDC solution is focused on academic and investigator initiated trials. It provides these unique users with a robust, feature rich solution that is quickly deployed and easy to operate. The European market accounted for approximately 15% of total revenues for the nine months ended September 30, 2014.

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2014.  We increased the marketing and business development budget for our TrialOne product during 2013 and the first nine months of 2014 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2014 and September 30, 2013 is included in the table below.

Summarized Statement of Operations

For the nine months ended

September 30,

		% of		% of	$	%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$11,915,713		$10,956,144		$959,569	8.8%

Cost of sales	2,970,451	24.9%	2,239,454	20.4%	730,997	32.6%

Gross margin	8,945,262	75.1%	8,716,690	79.6%	228,572	2.6%

Salaries, benefits and related taxes	7,954,833	66.8%	6,496,528	59.3%	1,458,305	22.4%
Rent	663,961	5.6%	665,932	6.1%	(1,971)	-0.3%
Consulting	60,669	0.5%	117,410	1.1%	(56,741)	-48.3%
Legal and professional fees	277,262	2.3%	205,767	1.9%	71,495	34.7%
Other expenses	1,030,828	8.7%	627,660	5.7%	403,168	64.2%
Selling, general and administrative	892,912	7.5%	634,481	5.8%	258,431	40.7%
Total operating expenses	10,880,465	91.4%	8,747,778	79.8%	2,132,687	24.4%

Operating (loss)	(1,935,203)	-16.2%	(31,088)	-0.3%	(1,904,115)	n/m

Interest expense	(1,979,879)	-16.6%	(1,858,279)	-17.0%	(121,600)	6.5%
Interest income	77	0.0%	9	0.0%	68	n/m
Change in derivatives	4,410,241	37.0%	(2,524,671)	-23.0%	6,934,912	n/m
Transaction (loss)	(54,915)	-0.5%	(4,497)	0.0%	(50,418)	n/m

Income/(loss) before income taxes and dividends	440,321	3.7%	(4,418,526)	-40.3%	4,858,847	n/m
Income tax (expense)	(35,407)	-0.3%	(48,599)	-0.4%	13,192	-27.1%
Net income/(loss)	404,914	3.4%	(4,467,125)	-40.8%	4,872,039	n/m

Total preferred stock dividends	(154,272)	-1.3%	(154,272)	-1.4%	-0-	0.0%

Net income/(loss) attributable to common stockholders	$250,642	2.1%	$(4,621,397)	-42.2%	$4,872,039	n/m

Net income/(loss) per share	$0.00		$(0.05)

Weighted average number of shares outstanding	90,417,480		87,515,641

The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2014 and September 30, 2013.

	For the nine months ended
Revenue activity	September 30, 2014		September 30, 2013		$ Change	% Change
Set-up fees	$3,363,576	28.2%	$2,584,285	23.6%	$779,291	30.2%
Change orders	337,903	2.9%	344,400	3.1%	(6,497)	-1.9%
Maintenance	3,187,173	26.7%	3,495,908	32.0%	(308,735)	-8.8%
Software licenses	2,730,770	22.9%	2,333,016	21.3%	397,754	17.0%
Professional services	1,700,498	14.3%	1,625,600	14.8%	74,898	4.6%
Hosting	595,793	5.0%	572,935	5.2%	22,858	4.0%
Total	$11,915,713	100.0%	$10,956,144	100.0%	$959,569	8.8%

Overall Revenue increased by $959,569 or 8.8%. This increase is primarily the result of increases in set-up fees and software licenses offset by a decrease in maintenance.

We recorded revenue of $8,509,671 including $3,363,576 from set-up fees and $1,770,228 from maintenance associated with our TrialMaster suite during the nine months ended September 30, 2014 compared with revenue of $7,269,312 that included $2,584,285 in set-up fees and $2,045,492 in maintenance revenues during the nine months ended September 30, 2013.

We recorded $1,618,564 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the nine months ended September 30, 2014 compared with $2,598,287 for the nine months ended September 30, 2013.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $214,602 in revenues from hosting activities and $124,920 in professional services associated with the eClinical suite during the nine months ended September 30, 2014 compared with $326,692 from hosting activities and $384,606 from professional services for the nine months ended September 30, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $1,033,184 in revenues from maintenance relating to eClinical for the nine months ended September 30, 2014 as compared to $1,450,665 for the nine months ended September 30, 2013.

We recorded revenue of $990,253 including $366,743 from licensing and $493,235 from professional services associated with clients utilizing our TrialOne EDC software for the nine months ended September 30, 2014 compared with revenue of $1,088,544 including $678,019 from licensing and $382,800 from professional services for the nine months ended September 30, 2013.   We are continuing our efforts at enhancing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $797,225 for the nine months ended September 30, 2014 including $401,412 from licensing and $321,010 from maintenance associated with clients utilizing the Promasys EDC solution that we acquired in the 4th quarter of 2013.

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

Generally, ASP contracts will range in duration from one month to several years. ASP set-up fees are generally recognized in accordance with ASC 605,“Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 29.5% of our revenues during the nine months ended September 30, 2014 and approximately 38.7% of our revenues during the nine months ended September 30, 2013.  One customer accounted for approximately 13.3% of our revenues during the nine months ended September 30, 2014.   One customer accounted for approximately 11.1% of our revenues during the nine months ended September 30, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 32.6% or $730,997 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  Cost of goods sold were approximately 24.9% of revenues for the nine months ended September 30, 2014 compared to approximately 20.4% for the nine months ended September 30, 2013. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the nine months ended September 30, 2014 due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin

Overall, total operating expenses increased approximately 24.4% for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients.

Salaries and related expenses were our biggest operating expense at 73.1% of total operating expenses for the nine months ended September 30, 2014 compared to 74.3% of total operating expenses for the nine months ended September 30, 2013.  Salaries and related expenses increased by 22.4% for the nine months ended September 30, 2014 when compared to the same period ended September 30, 2013.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the nine months ended
	September 30, 2014	September 30, 2013	$ Change	% Change
OmniComm corporate operations	$5,483,810	$4,958,637	$525,173	10.6%
New Jersey operations office	477,032	258,756	218,276	84.4%
OmniComm Europe, GmbH	601,072	630,622	(29,550)	-4.7%
OmniComm Ltd.	726,033	442,776	283,257	64.0%
OmniComm Spain	116,578	111,100	5,478	4.9%
OmniComm Promasys B.V.	427,678	-0-	427,678	n/a
Employee stock compensation	122,630	94,637	27,993	29.6%
Total salaries and related expenses	$7,954,833	$6,496,528	$1,458,305	22.4%

We currently employ approximately 61 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 12 employees out of our New Jersey regional operating office, 14 out-of-state employees, 11 employees out of a wholly-owned subsidiary in the United Kingdom, 20 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the nine months ended September 30, 2014 and the nine months ended September 30, 2013 we incurred $122,630 and $94,637, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 0.3% during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2014 is primarily associated with decreases in our Corporate Office, Co-location and disaster recovery facilities and straight line rent expenses offset by increases in our other facilities’ rent expenses.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the nine months ending September 30, 2014 was a decrease in expense of $8,898 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $5,691 for the nine month period ending September 30, 2013.

For the nine months ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Corporate office	$250,438	$266,414	$(15,976)	-6.0%
Co-location and disaster recovery facilities	246,449	249,697	(3,248)	-1.3%
New Jersey operations office	40,684	38,208	2,476	6.5%
OmniComm Europe, GmbH	70,884	64,823	6,061	9.4%
OmniComm Ltd.	51,912	46,552	5,360	11.5%
OmniComm Spain	6,082	5,929	153	2.6%
OmniComm Promasys B.V.	6,410	-0-	6,410	n/a
Straight-line rent expense	(8,898)	(5,691)	(3,207)	-56.4%
Total	$663,961	$665,932	$(1,971)	-0.3%

Consulting services expense decreased to $60,669 for the nine months ended September 30, 2014 compared with $117,410 for the nine months ended September 30, 2013. Consulting services were comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for both product development and sales and marketing were higher during the nine months of 2013 as we utilized the services of additional third-party sources for portions of this work.

For the nine months ended
Expense Category	September 30, 2014	September 30, 2013	$ Change	% Change
Sales and marketing	$-0-	$21,412	$(21,412)	-100.0%
Product development	60,669	95,998	(35,329)	-36.8%
Total	$60,669	$117,410	$(56,741)	-48.3%

Legal and professional fees increased approximately 34.7% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2014 and September 30, 2013, respectively.

For the nine months ended
Expense Category	September 30, 2014	September 30, 2013	$ Change	% Change
Financial advisory	$6,250	$-0-	$6,250	n/a
Audit and related	48,850	57,178	(8,328)	-14.6%
Accounting services	136,359	105,164	31,195	29.7%
Legal-employment related	30,291	16,199	14,092	87.0%
Legal-financial related	15,801	13,167	2,634	20.0%
General legal	39,711	14,059	25,652	182.5%
Total	$277,262	$205,767	$71,495	34.7%

Selling, general and administrative expenses (“SG&A”) increased by $258,431 or approximately 40.7% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase is primarily due to increases in marketing and insurance expenses offset by a reduction in miscellaneous expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising. We expect that the 2014 marketing, sales and advertising expenses will be approximately $650,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the nine month period ended September 30, 2014 we recognized $76,634 for bad debt expense as compared to a credit of $4,830 for the nine month period ended September 30, 2013.  This increase was primarily the result of an increase in aged receivable balances that required us to increase our reserve in the period. During the remainder of 2014 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2014.

Interest expense was $1,979,879 during the nine months ended September 30, 2014 compared to $1,858,279 for the nine months ended September 30, 2013, an increase of $121,600.  Interest incurred to related parties was $1,818,911 during the nine months ended September 30, 2014 and $1,750,327 for the nine months ended September 30, 2013.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011, 2013 and 2014.  The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2014 and September 30, 2013.

Interest Expense

	For the nine months ended
Debt Description	September 30, 2014	September 30, 2013	$ Change
Accretion of discount from derivatives	$405,216	$456,750	$(51,534)
August 2008 convertible notes	143,605	143,605	-0-
December 2008 convertible notes	446,972	446,972	-0-
September 2009 secured convertible debentures	107,704	107,704	-0-
December 2009 convertible debentures	133,733	133,733	-0-
General interest	119,233	66,966	52,267
Related party notes payable	623,416	502,549	120,867
Total	$1,979,879	$1,858,279	$121,600

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013 and 2014.  We recorded a net unrealized gain of $4,410,241 during the nine months ended September 30, 2014 compared with a net unrealized loss of $2,524,671 during the nine months ended September 30, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2014 and September 30, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $154,272 and $154,272 in its 5% Series A Preferred Stock dividends for the nine month periods ended September 30, 2014, and September 30, 2013, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,534,711
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,616,691

The three months ended September 30, 2014 compared with the three months ended September 30, 2013

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2014 and September 30, 2013 is included in the table below.

Summarized Statement of Operations

For the three months ended

September 30,

		% of		% of		%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$5,124,689		$3,477,621		$1,647,068	47.4%

Cost of sales	1,139,401	22.2%	712,479	20.5%	426,922	59.9%

Gross margin	3,985,288	77.8%	2,765,142	79.5%	1,220,146	44.1%

Salaries, benefits and related taxes	2,726,522	53.2%	2,130,385	61.3%	596,137	28.0%
Rent	219,974	4.3%	199,492	5.7%	20,482	10.3%
Consulting	10,111	0.2%	14,496	0.4%	(4,385)	-30.2%
Legal and professional fees	77,365	1.5%	53,312	1.5%	24,053	45.1%
Other expenses	301,315	5.9%	202,563	5.8%	98,752	48.8%
Selling, general and administrative	299,940	5.9%	197,765	5.7%	102,175	51.7%
Total operating expenses	3,635,227	71.0%	2,798,013	80.5%	837,214	29.9%

Operating income/(loss)	350,061	6.8%	(32,871)	-0.9%	382,932	n/m

Interest expense	(632,971)	-12.4%	(626,185)	-18.0%	(6,786)	1.1%
Interest income	12	0.0%	3	0.0%	9	300.0%
Change in derivatives	1,607,670	31.4%	2,418,612	69.5%	(810,942)	-33.5%
Transaction gain/(loss)	(41,596)	-0.8%	3,780	0.1%	(45,376)	n/m

Income before income taxes and dividends	1,283,176	25.0%	1,763,339	50.7%	(480,163)	-27.2%
Income tax (expense)	(1,446)	0.0%	(30,869)	-0.9%	29,423	-95.3%
Net income	1,281,730	25.0%	1,732,470	49.8%	(450,740)	-26.0%

Total preferred stock dividends	(51,989)	-1.0%	(51,989)	-1.5%	-0-	0.0%

Net income attributable to common stockholders	$1,229,741	24.0%	$1,680,481	48.3%	$(450,740)	-26.8%

Net income per share	$0.01		$0.02

Weighted average number of shares outstanding	91,032,920		87,867,268

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2014 and September 30, 2013.

	For the three months ended
Revenue Activity	September 30, 2014		September 30, 2013		$ Change	% Change
Set-up fees	$1,419,722	27.7%	$988,990	28.4%	$430,732	43.6%
Change orders	140,949	2.8%	119,870	3.5%	21,079	17.6%
Maintenance	1,175,527	22.9%	1,186,023	34.1%	(10,496)	-0.9%
Software licenses	1,444,623	28.2%	430,323	12.4%	1,014,300	235.7%
Professional services	747,693	14.6%	552,719	15.9%	194,974	35.3%
Hosting	196,175	3.8%	199,696	5.7%	(3,521)	-1.8%
Total	$5,124,689	100.0%	$3,477,621	100.0%	$1,647,068	47.4%

Overall Revenue increased by $1,647,068 or 47.4%. This increase is primarily the result of increases in software licenses, set-up fees and professional services offset by minor decreases in maintenance and hosting.

We recorded revenue of $3,774,206 including $1,419,722 from set-up fees and $981,447 from software license revenues associated with our TrialMaster suite during the three months ended September 30, 2014 compared with revenue of $2,467,960 that included $988,990 in set-up fees and $285,527 in software license revenues during the three months ended September 30, 2013.

We recorded $474,841 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended September 30, 2014 compared with $906,747 for the three months ended September 30, 2013.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $60,551 in revenues from hosting activities and $27,970 in professional services associated with the eClinical suite during the three months ended September 30, 2014 compared with $101,650 from hosting activities and $162,270 from professional services activities for the three months ended September 30, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $316,113 in revenues from maintenance relating to eClinical in the three months ending September 30, 2014 as compared to $514,322 for the three months ending September 30, 2013.

We recorded revenue of $612,643 including $287,576 from software licensing and $262,755 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended September 30, 2014 compared with revenue of $102,914 including $16,291 from software licensing and $61,230 from professional services for the three months ended September 30, 2013.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $262,999 for the three months ended September 30, 2014 including $105,393 from software licensing and $109,948 from maintenance associated with clients utilizing the Promasys EDC solution that we acquired in the 4th quarter of 2013.

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

Generally, ASP contracts will range in duration from one month to several years. ASP Setup fees are generally recognized in accordance with ASC 605, “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 37.4% of our revenues during the three months ended September 30, 2014 and approximately 39.0% of our revenues during the three months ended September 30, 2013.  One customer accounted for approximately 14.2% of our revenues and another accounted for approximately 10.9% during the three months ended September 30, 2014.   One customer accounted for approximately 12.8% of our revenues the three months ended September 30, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 59.9% or $426,922 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  Cost of goods sold were approximately 22.2% of revenues for the three months ended September 30, 2014 compared to approximately 20.5% for the three months ended September 30, 2013. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended September 30, 2014 primarily due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 29.9% for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients.

Salaries and related expenses were our biggest operating expense at 75.0% of total operating expenses for the three months ended September 30, 2014 compared to 76.1% of total operating expenses for the three months ended September 30, 2013.  Salaries and related expenses increased by 28.0% for the three months ended September 30, 2014 when compared to the same period ended September 30, 2013.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	September 30, 2014	September 30, 2013	$ Change	% Change
OmniComm corporate operations	$1,862,838	$1,590,414	$272,424	17.1%
New Jersey operations office	187,182	91,952	95,230	103.6%
OmniComm Europe, GmbH	196,732	205,237	(8,505)	-4.1%
OmniComm Ltd.	247,525	168,470	79,055	46.9%
OmniComm Spain	41,814	38,826	2,988	7.7%
OmniComm Promasys B.V.	145,341	-0-	145,341	n/a
Employee stock compensation	45,090	35,486	9,604	27.1%
Total salaries and related expenses	$2,726,522	$2,130,385	$596,137	28.0%

We currently employ approximately 61 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 12 employees out of our New Jersey regional operating office, 14 out-of-state employees, 11 employees out of a wholly-owned subsidiary in the United Kingdom, 20 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended September 30, 2014 and the three months ended September 30, 2013 we incurred $45,090 and $35,486, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 10.3% during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013.  The table below details the significant portions of our rent expense.  In particular, the increase in 2014 is primarily associated with an increase in our Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending September 30, 2014 was a decrease in expense of $3,455 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $1,500 for the three month period ending September 30, 2013.

For the three months ended
	September 30, 2014	September 30, 2013	$ Change	% Change
Corporate office	$84,311	$83,143	$1,168	1.4%
Co-location and disaster recovery facilities	82,080	64,879	17,201	26.5%
New Jersey operations office	13,447	13,293	154	1.2%
OmniComm Europe, GmbH	22,315	21,984	331	1.5%
OmniComm Ltd.	17,251	15,702	1,549	9.9%
OmniComm Spain	1,973	1,991	(18)	-0.9%
OmniComm Promasys B.V.	2,052	-0-	2,052	n/a
Straight-line rent expense	(3,455)	(1,500)	(1,955)	-130.3%
Total	$219,974	$199,492	$20,482	10.3%

Consulting services expense decreased to $10,111 for the three months ended September 30, 2014 compared with $14,496 for the three months ended September 30, 2013. Consulting services were comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for both sales and marketing and product development were higher during the three months of 2013 as we utilized the services of additional third-party sources for portions of our product development and sales and marketing work.

For the three months ended
Expense Category	September 30, 2014	September 30, 2013	$ Change	% Change
Sales and marketing	$-0-	$2,652	$(2,652)	-100.0%
Product development	10,111	11,844	(1,733)	-14.6%
Total	$10,111	$14,496	$(4,385)	-30.2%

Legal and professional fees increased approximately 45.1% for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2014 and September 30, 2013, respectively.

For the three months ended
Expense Category	September 30, 2014	September 30, 2013	$ Change	% Change
Financial advisory	$6,250	$-0-	$6,250	n/a
Audit and related	8,780	5,180	3,600	69.5%
Accounting services	43,912	34,479	9,433	27.4%
Legal-employment related	10,897	8,758	2,139	24.4%
Legal-financial related	3,866	3,500	366	10.5%
General legal	3,660	1,395	2,265	162.4%
Total	$77,365	$53,312	$24,053	45.1%

Selling, general and administrative expenses (“SG&A”) increased by $102,175 or approximately 51.7% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase is primarily due to an increase in marketing and insurance expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2013 we spent approximately $226,000 on marketing, sales and advertising. We expect that the 2014 marketing, sales and advertising expenses will be approximately $650,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended September 30, 2014 we recognized $632 for bad debt expense as compared to $8,191 for the three month period ended September 30, 2013.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2014 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of fiscal 2014.

Interest expense was $632,971 during the three months ended September 30, 2014 compared to $626,185 for the three months ended September 30, 2013, an increase of $6,786.  Interest incurred to related parties was $578,735 during the three months ended September 30, 2014 and $588,425 for the three months ended September 30, 2013.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in fiscal 2008 and 2009 and relating to warrants issued during 2011, 2013 and 2014.  The table below provides detail on the significant components of interest expense for the three months ended September 30, 2014 and September 30, 2013.

Interest Expense

	For the three months ended
Debt Description	September 30, 2014	September 30, 2013	$ Change
Accretion of discount from derivatives	$102,326	$152,250	$(49,924)
August 2008 convertible notes	48,394	48,394	-0-
December 2008 convertible notes	150,628	150,628	-0-
September 2009 secured convertible debentures	36,296	36,296	-0-
December 2009 convertible debentures	45,068	45,068	-0-
General interest	40,171	24,000	16,171
Related party notes payable	210,088	169,549	40,539
Total	$632,971	$626,185	$6,786

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013 and 2014.  We recorded a net unrealized gain of $1,607,670 during the three months ended September 30, 2014 compared with a net unrealized gain of $2,418,612 during the three months ended September 30, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2014 and September 30, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,989 and $51,989 in its 5% Series A Preferred Stock dividends for the three month periods ended September 30, 2014, and September 30, 2013, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2014, we had working capital deficit of approximately $13,946,698.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	September 30, 2014	December 31, 2013	$ Change
Cash	$1,093,682	$1,160,720	$(67,038)
Accounts receivable, net of allowance for doubtful accounts	2,887,083	1,599,568	1,287,515
Prepaid expenses	216,165	146,907	69,258
Prepaid stock compensation, current portion	153,500	-0-	153,500
Other current assets	16,138	-0-	16,138
Current assets	4,366,568	2,907,195	1,459,373

Accounts payable and accrued expenses	2,256,504	2,540,956	(284,452)
Notes payable, current portion	328,562	37,500	291,062
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	5,702,672	2,866,356	2,836,316
Line of credit	3,700,000	3,500,000	200,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,416,296	2,979,392	(1,563,096)
Conversion feature liability	117,066	146,814	(29,748)
Warrant liability, related parties	3,646,003	5,799,946	(2,153,943)
Warrant liability	108,663	144,031	(35,368)
Current liabilities	18,313,266	19,052,495	(739,229)

Working capital (deficit)	$(13,946,698)	$(16,145,300)	$2,198,602

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2014	September 30, 2013
Net cash (used in) operating activities	$(141,882)	$(1,140,037)
Net cash (used in) investing activities	(67,674)	(107,844)
Net cash provided by financing activities	179,075	800,000

Net (decrease) in cash and cash equivalents	(67,038)	(478,366)

Changes in operating accounts	3,042,896	81,424

Effect of non-cash transactions on cash and cash equivalents	$(3,589,692)	$3,245,664

Cash and Cash Equivalents

Cash and cash equivalents decreased by $67,038 to $1,093,682 at September 30, 2014. The decrease is primarily comprised of a net income of $404,914, changes in working capital accounts of $3,042,896 and a decrease from non-cash transactions of $3,589,692. During the nine months ended September 30, 2014 we had investing activities comprised of net purchases of property and equipment of $67,674. For financing activities, we borrowed $200,000 against our revolving line of credit and paid off $20,925 of promissory notes.

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

Presently, we have approximately $100,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2014.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of September 30, 2014:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$6,626,941	$328,562	(2)	$3,415,879	(3)	$2,882,500	(4)	$-0-
Convertible notes	9,665,000	75,000	(5)	9,590,000	(6)	-0-		-0-
Lines of credit (7)	3,700,000	3,700,000		-0-		-0-		-0-
Operating lease obligations (8)	1,254,260	668,288		511,508		67,504		6,960
Patent licensing fees (9)	1,975,000	962,500		450,000		450,000		112,500
Total	$23,221,201	$5,734,350		$13,967,387		$3,400,004		$119,460

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in December 2014 and $308,562 of 10% notes payable that mature in January 2015.
3.	Includes $549,000 of 12% notes payable that mature in January 2016 and $2,866,879 of 12% notes payable that mature in March 2016.
4.	Includes $120,000 of 10% notes payable that mature in April 2017 and $2,762,500 of 12% notes payable that mature in April 2017.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
6.

Includes $1,770,000 in 10% convertible notes that mature in January 2016, $7,570,000 in 12% convertible notes that mature in January 2016, $150,000 in 10% convertible notes that mature in April 2016 and $100,000 in 12% convertible notes that mature in April 2016.

7.	Includes $3,700,000 due on the revolving Line of Credit with The Northern Trust Company.
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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $190,358 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest ($9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. The Line of Credit matures on December 17, 2014 and carries a variable interest rate based on the prime rate. At September 30, 2014, $3,700,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

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

During the next twelve months we expect debt in the aggregate amount of $4,103,562 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;
●	$20,000 of 12% promissory notes that mature in December 2014;
●	$308,562 of 10% promissory notes that mature in January 2015; and
●	$3,700,000 due on our line of credit that matures in December 2014.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2014, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2014 regarding our audited financial statements for the year ended December 31, 2013.

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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815, Derivatives and Hedging. ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820, Fair Value Measurements and Disclosures.

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

STOCK BASED COMPENSATION

The Company accounts for its employee equity incentive plans under ASC 718, Compensation–Stock Compensation ("ASC 718") which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first nine months of 2014, we adopted the following new accounting pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, (“ASU No. 2013-11”). This ASU amends ASC 740, Income Taxes, to require that an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward; to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward does not exist at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted. Our adoption of this standard on January 1, 2014 did not have a material impact on our consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Management is currently evaluating which transition approach to use and the impact of the adoption of this ASU on the Company's consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We believe the adoption of this guidance will not have a material effect on our consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K, as amended, for the year ended December 31, 2013 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2014, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

However, subsequent to the closing date of our acquisition of Promasys B.V. (“Promasys”), and continuing thereafter, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys. The Securities and Exchange Commission (“SEC”) has indicated that a company’s failure to file a report required to be filed under the Exchange Act may be evidence of a weakness in disclosure controls. Moreover, our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X could be indicative of a deficiency in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS

The following risk factors should be read in conjunction with the other risk factors identified in our annual report on Form 10-K, as amended, for the year ended December 31, 2013 and the other filings we make, from time to time, with the Securities and Exchange Commission.

We have not filed certain information required to be filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and until we do so, we will not be in compliance with our reporting obligations under the Exchange Act.

Subsequent to the closing date of our acquisition of Promasys B.V., a privately held Netherlands company (“Promasys”) and continuing until recently, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Exchange Act, as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys.  We have filed the audited financial statements, not containing the required reconciliation to accounting principles generally accepted in the United States of America (“U.S. GAAP”), as an exhibit to our Current Report on Form 8-K filed August 14, 2014 (“Current Report”) and the unaudited interim financial statements and pro-forma financial information, containing the reconciliation to U.S. GAAP prepared by the Company, as exhibits to our amended Current Report filed October 23, 2014; however, after diligent attempts we have not been able to receive the required reconciliation from the auditors of our Dutch subsidiary necessary to enable us to file the audited financial statements containing the required reconciliation. We have submitted a request to the Securities and Exchange Commission, Division of Corporate Finance, Office of Chief Accountant to waive the financial reporting requirement to include the reconciliation to U.S. GAAP in the audited financial statements.

The assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements are not expected to have any impact on our financial statements or results of operations. However, until such time as we file the audited financial statements containing the reconciliation to U.S. GAAP, (a) we will not be considered in compliance with our reporting obligations under the Exchange Act and (b) Form S-8 will not be available to us for the registration or resale of shares issued under our equity compensation plan. Our continued non-compliance with our Exchange Act reporting requirements could subject us to regulatory scrutiny and the imposition of sanctions including the revocation of our registration under Section 12(g) of the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2014

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)