Form 10-K
period 2014-12-31
OMNICOMM SYSTEMS INC
filed 2015-03-31
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market
		Value
June 30, 2014	74,491,000	$11,918,560

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 30, 2015	Common Stock, $0.001 par value per share	92,234,302

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2015 Annual Meeting of Stockholders to be held on June 11, 2015 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

i

PART I.

ITEM 1.	BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  Reference to “us,” “we,” “our,” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, OmniComm Spain S.L. and OmniComm Promasys B.V..

Overview

OmniComm Systems, Inc. provides Web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our EDC and eClinical software and service offerings (“eClinical Products” or “eClinical Solutions”) consist of TrialMaster®, TrialOne®, Promasys®, and eClinical Suite™.  Our eClinical Products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data. Our eClinical Products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

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

The benefits of managing a clinical trial using our eClinical Products include:

•	Real-Time Access to the Data
•	Faster Study Completion
•	Cost Savings
•	Improved quality and visibility of results
•	Comprehensive clinical development solution

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. We have increased the scope and quality of the products and services we offer. During 2014 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges. In December 2013, we released TrialMaster version 4.2.  This new release includes hundreds of innovative productivity and functionality enhancements, including additional features for auto-redaction for faster and more efficient centralized and risked based monitoring, and major new features for exporting data utilizing OmniComm’s Export Utility. During 2013 we expanded our product line and our global customer base through the acquisition of Promasys B.V.

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

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial.  Experience with EDC and other eClinical trial management solutions can also vary based on such factor as client size and sophistication.  Our approach to satisfying the diverse needs of our customers is to offer a variety of EDC solutions.  We offer our eClinical Products under an application service provider ("ASP") business model as well as technology transition (“Technology Transition”) and technology transfer (“Technology Transfer”) business models (both of which are considered licensed).

We offer a fully hosted Technology Transition model designed to allow the client to bring study administration and set-up services in-house yet continue to host the solution with us, as well as a complete Technology Transfer model for clients that want to bring their eClinical technology solution completely in-house. This methodology allows our customers to use our services at their own pace, given the logistics of their human resource, infrastructure and capital constraints.  This model allows us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

Our Software Products and Services

TrialMaster EDC Solution

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage their clinical trial data over the internet. Users at investigative sites such as hospitals and doctors’ offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. For example, a rule could check that a medication start date is earlier than the medication stop date, and prompt the user to correct this before proceeding. Compared to paper studies such real-time feedback dramatically improves the initial data quality. This in turn decreases the time it takes to analyze the study results, helping pharmaceutical, biotech and medical device companies bring their products to market sooner.

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

TrialOne Phase I EDC Software

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

Ad  Hoc Reporting.
An integrated Ad Hoc reporting tool is available with wizard-driven report generation with drill-down reports that include interactive charts and graphs.  The Ad Hoc module supports aggregate data and advanced calculations, an advanced and easy to use export feature, and distributable system reports by configurable schedules.  Data is protected by event configurable security and role-based security.  The Ad Hoc module allows for real-time data access to important trends such as vital signs and adverse events.

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

We believe this acquisition complements our current product offerings by adding a product line dedicated to providing a flexible, cost effective EDC product specifically developed for academic and investigator initiated trials and by diversifying our customer base into the East Asia.

The acquisition has been accounted for in accordance with FASB ASC Topic 805-Business Combination. The results of the acquisition’s operations have been included in the consolidated statements of operations since November 1, 2013. In 2013 the Promasys B.V. acquisition contributed $105,660 of revenue and $963,848 of revenue in 2014.

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

Hosting

Our hosting services are provided at our dedicated data center in Cincinnati, Ohio, which is specifically designed to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. Our state of the art facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers.  In addition, we maintain back-up facilities and disaster recovery services in Fort Lauderdale, Florida.

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

Support

We have a multi-national organization to support our applications worldwide. We offer 24 by 7 support to our customers’ and their investigator sites through multi-lingual help desks located in our US offices and in Bonn, Germany.

Consulting and Professional Services

Our services include hosting solutions, consulting services, customer support, training and the delivery of implementation services for Technology Transfer engagements, including installation, configuration, validation and training. The primary consulting services we offer include:

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

We believe that success in the EDC market is predicated on several criteria.  As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success.  We believe these success criteria include:

●

Deployment options.  Successful EDC vendors provide clinical trial sponsors flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis.  The ultimate criteria for the selection of the type of technology delivery methodology is often predicated on the size and resources of the clinical trial sponsor.

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

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology.  Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC to provide for license payments of $300,000 to DataSci for the eResearch Technology EDC assets acquired.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations and other entities engaged in clinical trials. As of December 31, 2014, we had approximately 120 customers, including 2 of the top 10 global pharmaceutical companies and 4 of the top 5 CROs measured by revenue, the largest medical device company and the eighth largest biotechnology company. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Alkermes	Biotechnology
Gilead Sciences	Biopharmaceutical
Seoul National University	Academic
INC Research	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our firm and products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2014, we had 15 employees in sales and marketing.

Our efforts during 2015 will include continuing to increase the number of sales personnel and sales support staff employed in the United States, Europe and East Asia, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

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

Product Development

The Company focuses on maintaining high quality product development standards. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness, adapting to newer software and hardware technologies, or developing and maintaining the Company’s websites.

The Company spent $2,754,367 and $2,403,504 during the years ended December 31, 2014 and 2013, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of our eClinical Solution lines to keep our technology at the cutting edge in the markets in which we compete.

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

Competition

The market for EDC, data management and adverse event reporting systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of EDC and eClinical applications, clinical data management systems and adverse event reporting software, including:

●	systems developed internally by existing or prospective customers;
●	vendors of EDC, eClinical, clinical trial management systems and adverse event reporting product suites, including Oracle Clinical a business unit of Oracle Corporation and Medidata Solutions;
●	vendors of stand-alone EDC, data management and adverse event reporting products; and
●	CROs with internally developed EDC, clinical data management systems or adverse event reporting systems.

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

Government Regulation

The conduct of clinical trials is subject to regulation and regulatory guidance associated with the approval of new drugs, biological products and medical devices imposed upon the clinical trial process by the U.S. federal government and related regulatory authorities such as the FDA and by foreign governments. Use of our software products, services and hosted solutions by entities engaged in clinical trials must be done in a manner that is compliant with these regulations and regulatory guidance. Failure to do so could have an adverse impact on a clinical trial sponsor’s ability to obtain regulatory approval of new drugs, biological products or medical devices. If our product and service offerings fail to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance, clinical trial sponsors and other entities conducting clinical research may be unwilling to use our software products, services and hosted solutions. Accordingly, we design our product and service offerings to allow our customers and potential customers to operate in a manner that is compliant with applicable regulations and regulatory guidance. We also expend considerable time and effort monitoring regulatory developments that could impact the use of our products and services by our customers and use this information in designing or modifying our product and service offerings.

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

Employees

We currently have 119 full time equivalents (“FTEs”) of which four are executives, four are administrative, 32 are programmers, engineers or technology specialists, 56 are in clinical operations, four are technology and systems managers, four are in consulting/professional services and fifteen are in sales and marketing.  We employ 55 employees out of our headquarters in Fort Lauderdale, Florida, thirteen employees out of a regional operating office in Monmouth Junction, New Jersey and sixteen field employees located throughout the United States.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs fifteen FTEs in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs ten employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs one employee in Barcelona, Spain.  Our wholly-owned subsidiary, Promasys B.V. employs three employees in the Netherlands and one employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We incurred net losses attributable to common stockholders of $4,665,645 and $3,367,603 in 2014 and 2013, respectively. At December 31, 2014, we had an accumulated deficit of approximately $77,979,301 and a working capital deficit of approximately $18,073,070.  We expect net losses and negative cash flow for the foreseeable future until such time as we can generate sufficient revenues to achieve profitability.  We expect our operating cash flows to improve in 2015, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2014, we had outstanding borrowings of approximately $20,746,500 of which:

●	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and interest;
●	approximately $4,000,000 at 2.25% interest is due in December 2015;
●	approximately $1,770,000 at 10% interest is due in January 2016;
●	approximately $8,139,000 at 12% interest is due in January 2016;
●	approximately $2,860,000 at 12% interest is due in March 2016;
●	approximately $150,000 at 10% interest is due in April 2016;
●	approximately $100,000 at 12% interest is due in April 2016;
●	approximately $420,000 at 10% interest is due in April 2017 and
●	approximately $3,232,500 at 12% interest is due in April 2017.

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

During the years ended December 31, 2014 and December 31, 2013 we were required to raise working capital to meet operating expenses in the amount of approximately $743,635 and $3,500,000.  Our plan of operations going forward may require us to raise additional working capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $20,746,500. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

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

OUR FAILURE TO PROPERLY APPLY CERTAIN FINANCIAL TESTS AND THE RESULTING FAILURE TO TIMELY FILE CERTAIN INFORMATION WITH THE SEC MAY BE INDICATIVE OF WEAKNESSES IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR DISCLOSURE CONTROLS AND PROCEDURES.

In connection with our October 2013 acquisition of Promasys, we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Exchange Act, as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys. The Securities and Exchange Commission (“SEC”) has indicated that the failure to timely file a report required to be filed under the Exchange Act may be evidence of a weakness in disclosure controls. Moreover, our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X in connection with our acquisition of Promasys could be indicative of a deficiency in our internal control over financial reporting. In order to reduce the likelihood that a similar event will occur in the future, we have taken remedial action. While we believe the remedial steps we have taken will reduce the likelihood of a similar occurrence in the future, there is no assurance that a significant deficiency or material weakness will not be identified in the future as a result of this or other circumstances.

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

Acquisitions involve numerous risks, including some or all of the following:

●	difficulties in identifying and acquiring complementary products, technologies or businesses;
●	substantial cash expenditures;
●	incurrence of debt and contingent liabilities, some of which we may not identify at the time of acquisition;
●	difficulties in assimilating the operations and personnel of the acquired companies;
●	diversion of management's attention away from other business concerns;
●	risk associated with entering markets in which we have limited or no direct experience;
●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business; and
●	delays in customer purchases due to uncertainty and the inability to maintain relationships with customers of the acquired businesses.

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

International customers accounted for 22% and 18% of total revenues in 2014 and 2013, respectively.  International operations are subject to inherent risks. These risks include:

●	the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets;
●	political instability;
●	greater difficulty in accounts receivable collection and enforcement of agreements and longer payment cycles;
●	compliance with foreign laws;
●	changes in regulatory requirements;
●	fewer legal protections for intellectual property and contract rights;
●	tariffs or other trade barriers;
●	staffing and managing foreign operations;
●	exposure to currency exchange and interest rate fluctuations;
●	potentially adverse tax consequences; and
●	changes to taxation of offshore earnings.

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

The sales cycle for some of our software solutions frequently takes six months to a year or longer from initial customer contact to contract execution. During this time, we may expend substantial time, effort and financial resources without realizing any revenue with respect to the potential sale. In addition, in the case of our hosted solutions, we do not begin recognizing revenue until implementation cycles are complete. Moreover, while we begin recognizing revenue upon completion of the scope of work detailed in our contracts, it may be difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is recognized over the applicable contract term, typically three months to five years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable expense related to our sales and implementation process. Even if we do realize revenues from a contract, our pricing model may keep us from recognizing a significant portion of these revenues during the same period in which sales and implementation expenses were incurred. Those timing differences could cause our gross margins and profitability to fluctuate significantly from quarter to quarter. Similarly, a decline in new or renewed client contracts in any one quarter will not necessarily be fully reflected in the revenue in that quarter and may negatively affect our revenue in future quarters. This could cause our operating results to fluctuate significantly from quarter to quarter.

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 29% of our revenues during 2014 and approximately 37% of our revenues during 2013.  One customer accounted for 15% of our revenues during 2014 or approximately $2,395,000.  One customer accounted for 11% of our revenues during 2013, or approximately $1,551,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

FAILURE TO MANAGE GROWTH EFFECTIVELY COULD HARM OUR BUSINESS.

To manage our current and anticipated future growth effectively, we must continue to maintain and may need to enhance our information technology infrastructure, financial and accounting systems and controls and manage expanded operations in geographically distributed locations. Our failure to manage our growth effectively could have a material adverse effect on our business, operating results or financial condition.

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

OUR FINANCIAL STATEMENTS CONTAIN A GOING CONCERN QUALIFICATION.

Because of our historical operating losses, accumulated deficit, negative cash flows and the uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2014 contained an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

At March 30, 2015, we had 92,234,302 shares of common stock issued and outstanding and 82,828,649 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options.  Of the issued shares, 17,829,570 are eligible for resale pursuant to Rule 144.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least one year may sell them without volume limitation or the need for our reports to be current.

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

As of March 30, 2015, we had a total of 80,078,500 shares of our common stock underlying options, warrants and other convertible securities and 2,750,149 shares of common stock underlying convertible preferred stock.  The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

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

Our corporate headquarters and other material leased real property as of December 31, 2014 are shown in the following table. We do not own any real property.

Location	Use	Size (square feet)	Expiration of Lease
Fort Lauderdale, Florida	Corporate Headquarters	11,519	September 2016
Monmouth Junction, New Jersey	Office Space	2,508	February 2016
Bonn, Germany	European Headquarters	3,714	July 2015
Southampton, United Kingdom	Office Space	1,415	September 2017
Leiden, Netherlands	Office Space	285	October 2018
Cincinnati, Ohio	Data Center	1,000	July 2016
Fort Lauderdale, Florida	Data Center / Disaster Recovery Office Space		December 2015

Our principal executive offices are located in approximately 11,500 square feet of commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.  We lease these offices under the terms of a lease expiring in September 2016.  Our annual rental payment under this lease is $195,400 plus sales tax.

We have a regional operating office located at 1100 Cornwall Road, Monmouth Junction, New Jersey.  This office is located in approximately 2,500 square feet of commercial office space.  We lease this office under the terms of a lease expiring in February 2016 and our annual rental payment under this lease is $50,160.

Our European headquarters are located in approximately 3,700 square feet of commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  We lease these offices under the terms of a lease expiring in July 2015.  Our annual rental payment under this lease is 58,680 Euros or approximately $78,000.

We have an R&D office in Europe for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. The office has an area of approximately 1,400 square feet.   We lease these offices under the terms of a lease expiring in September 2017.  Our annual rental payment under this lease is 42,000 British Pounds or approximately $69,000.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. We lease this space under a lease expiring in October 2018. Our annual rent payment under this lease is 5,100 Euros or approximately $6,800.

We currently have one data site, which serves as our primary network and data hosting location. It is located in Cincinnati, Ohio and is leased from Cincinnati Bell Technology Solutions. We lease this space under the terms of a lease expiring in July 2016.  Our annual lease payment under this lease is approximately $160,000.

We maintain a business-continuity site for disaster recovery purposes.  We lease rack space for our SG&A servers and redundant data hosting in Fort Lauderdale, Florida and office space and cubicles in Boca Raton, Florida that will allow us to maintain operations in the event of a disaster.  We lease this space under the terms of a lease that expires in December 2015. Our annual rental payment under this agreement is $190,000.

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

	HIGH	LOW
Fiscal 2014
1st Quarter	$0.21	$0.10
2nd Quarter	$0.19	$0.14
3rd Quarter	$0.18	$0.14
4th Quarter	$0.29	$0.15

Fiscal 2013
1st Quarter	$0.30	$0.15
2nd Quarter	$0.26	$0.13
3rd Quarter	$0.27	$0.17
4th Quarter	$0.20	$0.14

On March 27, 2015 the closing price of our common stock as reported on the OTC Bulletin Board was $0.30. At March 27, 2015 we had approximately 375 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Overview

We are a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC and eClinical software applications, TrialMaster®; TrialOne®; Promasys®; and eClinical Suite™ (the “eClinical Software Products”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2014 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Broadening our eClinical suite of services and software applications on an organic R&D basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2015.

The Year ended December 31, 2014 compared with the Year ended December 31, 2013

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2014 and December 31, 2013 is included in the table below.

Summarized Statement of Operations

For the year ended

December 31,

		% of		% of	$	%
	2014	Revenues	2013	Revenues	Change	Change
Total revenues	$16,461,250		$14,331,840		$2,129,410	14.9%

Cost of sales	3,970,521	24.1%	2,911,213	20.3%	1,059,308	36.4%

Gross margin	12,490,729	75.9%	11,420,627	79.7%	1,070,102	9.4%

Salaries, benefits and related taxes	10,419,214	63.3%	8,758,276	61.1%	1,660,938	19.0%
Rent	889,880	5.4%	894,121	6.2%	(4,241)	-0.5%
Consulting	89,574	0.5%	157,905	1.1%	(68,331)	-43.3%
Legal and professional fees	377,329	2.3%	265,251	1.9%	112,078	42.3%
Other expenses	1,410,890	8.6%	970,387	6.8%	440,503	45.4%
Selling, general and administrative	1,159,174	7.0%	851,642	5.9%	307,532	36.1%
Total operating expenses	14,346,061	87.1%	11,897,582	83.0%	2,448,479	20.6%

Operating (loss)	(1,855,332)	-11.3%	(476,955)	-3.3%	(1,378,377)	289.0%

Interest expense	(2,614,245)	-15.9%	(2,490,112)	-17.4%	(124,133)	5.0%
Interest income	81	0.0%	9	0.0%	72	800.0%
Change in derivatives	58,807	0.4%	(95,121)	-0.7%	153,928	-161.8%
Transaction (loss)	(68,232)	-0.4%	(5,041)	0.0%	(63,191)	1253.5%

Income/(loss) before income taxes and dividends	(4,478,921)	-27.2%	(3,067,220)	-21.4%	(1,411,701)	46.0%
Income tax (expense)	19,537	0.1%	(94,122)	-0.7%	113,659	-120.8%
Net income/(loss)	(4,459,384)	-27.1%	(3,161,342)	-22.1%	(1,298,042)	41.1%

Total preferred stock dividends	(206,261)	-1.3%	(206,261)	-1.4%	-0-	0.0%

Net income/(loss) attributable to common stockholders	$(4,665,645)	-28.3%	$(3,367,603)	-23.5%	$(1,298,042)	38.5%

Net income/(loss) per share	$(0.05)		$(0.04)

Weighted average number of shares outstanding	90,701,058		87,969,202

Revenues for the year ended December 31, 2014 increased 14.9% from the year ended December 31, 2013. The table below provides a comparison of our recognized revenues for the years ended December 31, 2014 and December 31, 2013.

	For the year ended
Revenue activity	December 31, 2014		December 31, 2013		$ Change	% Change
Set-up fees	$4,814,378	29.2%	$3,369,670	23.5%	$1,444,708	42.9%
Change orders	467,815	2.9%	475,680	3.3%	(7,865)	-1.7%
Maintenance	4,374,245	26.6%	4,584,594	32.0%	(210,349)	-4.6%
Software licenses	3,404,655	20.7%	2,911,509	20.3%	493,146	16.9%
Professional services	2,605,010	15.8%	2,207,181	15.4%	397,829	18.0%
Hosting	795,147	4.8%	783,206	5.5%	11,941	1.5%
Total	$16,461,250	100.0%	$14,331,840	100.0%	$2,129,410	14.9%

Overall Revenue increased by approximately $2.1 Million or 14.9%. This is primarily the result of increases in Set-up fees, Software licenses and Professional services offset by a decrease in Maintenance.

We recorded $963,848 in revenue in 2014 associated with our acquisition of Promasys B.V. including $425,926 from licensing and $429,548 from maintenance. In 2013 we recorded $105,660 from the effective date of the acquisition, October 31, 2013 through December 31, 2013.

We recorded $1,546,602 in revenues associated with clients on our TrialOne EDC software for the year ended December 31, 2014 compared with $1,302,420 for the year ended December 31, 2013.  TrialOne revenues are comprised of license subscriptions, professional services and maintenance services since the software is currently only sold under a technology transfer basis.

We recorded revenue of $11,830,956, including $4,814,378 from Set-up fees, $2,151,569 from licensing and $2,478,461 from maintenance associated with our TrialMaster suite during the year ended December 31, 2014 compared with Revenue of $9,632,765 that included $3,369,670, $1,620,791 and $2,655,259, respectively, during the year ended December 31, 2013.  The increase in revenue is primarily the result of increased business from both new and existing clients.

We recorded $2,119,844 in revenues associated with clients of eClinical Suite during the year ended December 31, 2014 compared with $3,290,995 for the year ended December 31, 2013.  The eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.  The 2013 revenue results included additional one-time revenue from several long standing eClinical Suite clients demonstrating our success in continuing to expand our relationships with these clients.

We recorded $272,019 in revenues from hosting activities and $197,120 in consulting services associated with the eClinical Suite during the year ended December 31, 2014 compared with $433,084 and $437,156 respectively, for the year ended December 31, 2013.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

Our TrialMaster EDC application had historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eClinical Suite and TrialOne (the “Acquired Software”).  Both software applications have historically been sold on a licensed or technology transfer basis.  As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect both Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 29% of our revenues during the year ended December 31, 2014 and approximately 37% of our revenues during the year ended December 31, 2013.  One customer accounted for approximately 11% of our revenues during the year ended December 31, 2014.   One customer accounted for approximately 15% of our revenues during the year ended December 31, 2013. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 36.4% or $1,059,308 for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  Cost of goods sold were approximately 24.1% of revenues for the year ended December 31, 2014 compared to approximately 20.3% for the year ended December 31, 2013. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and pass thru expenses. Cost of goods sold increased during the year ended December 31, 2014 due to increases in headcount resulting from the successful acquisition of new business and an increase in pass-thru expenses that are classified under cost of goods sold.

We expect to continue to increase follow-on engagements from existing clients and expect to increase the phase I and CRO portions of our client base.  At least initially, we expect the costs to deploy TrialOne to exceed our long-term estimates as we develop and refine our installation, validation, and training procedures.

Overall, total operating expenses increased approximately 20.6% for the year ended December 31, 2014 when compared to the year ended December 31, 2013.  Total operating expenses were approximately 87.1% of revenues during the year ended December 31, 2014 compared to approximately 83.0% of revenues for the year ended December 31, 2013. Operating expenses increased during the year ended December 31, 2014 primarily due to an increase in salary expenses.

Salaries and related expenses were our biggest operating expense at 72.6% of total operating expenses for the year ended December 31, 2014 compared to 73.6% of total operating expenses for the year ended December 31, 2013.  Salaries and related expenses increased approximately 18.9% for the year ended December 31, 2014 when compared to the same period ended December 31, 2013.  The increase in salary expense is primarily related to increased headcount coupled with salary increases for our existing staff.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the year ended
	December 31, 2014	December 31, 2013	$ Change	% Change
OmniComm corporate operations	$7,139,958	$6,561,444	$578,514	8.8%
New Jersey operations office	634,733	338,675	296,058	87.4%
OmniComm Europe, GmbH	814,604	821,087	(6,483)	-0.8%
OmniComm Ltd.	946,649	639,020	307,629	48.1%
OmniComm Spain	161,276	147,772	13,504	9.1%
OmniComm Promasys B.V.	551,118	113,278	437,840	386.5%
Employee stock compensation	170,876	137,000	33,876	24.7%
Total salaries and related expenses	$10,419,214	$8,758,276	$1,660,938	19.0%

We currently employ approximately 55 employees out of our Fort Lauderdale, Florida corporate office, thirteen employees out of our New Jersey regional operating office, sixteen out-of-state employees, ten employees out of a wholly-owned subsidiary in the United Kingdom, twenty employees out of a wholly-owned subsidiary in Bonn, Germany, four employees out of a wholly-owned subsidiary in Leiden, the Netherlands and one employee out of a wholly-owned subsidiary in Barcelona, Spain.  We expect to continue to selectively add experienced sales and marketing personnel over the next year in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe

During the year ended December 31, 2014 and the year ended December 31, 2013 we incurred $170,876 and $137,000, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 0.5% during the year ended December 31, 2014 when compared to the year ended December 31, 2013.  The table below details the significant portions of our rent expense.  In particular, the decrease in 2014 is associated with increases in rent expenses for our offices in Germany, the UK and the Netherlands offset by decreases in our Fort Lauderdale corporate office, New Jersey office, Co-location facility and straight line rent expense.  Our primary data site is located at a Cincinnati Bell owned co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2015.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during 2014 was a reduction of $14,978 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

For the year ended
	December 31, 2014	December 31, 2013	$ Change	% Change
Corporate office	$335,830	$344,044	$(8,214)	-2.4%
Co-location and disaster recovery facilities	335,540	340,830	(5,290)	-1.6%
New Jersey operations office	54,340	58,634	(4,294)	-7.3%
OmniComm Europe, GmbH	94,057	87,401	6,656	7.6%
OmniComm Ltd.	68,751	63,430	5,321	8.4%
OmniComm Spain	7,946	7,984	(38)	-0.5%
OmniComm Promasys B.V.	8,394	1,170	7,224	n/m
Straight-line rent expense	(14,978)	(9,372)	(5,606)	-59.8%
Total	$889,880	$894,121	$(4,241)	-0.5%

 Consulting services expense decreased to $89,574 for the year ended December 31, 2014 compared with $157,905 for the year ended December 31, 2013, a decrease of $68,331 or 43.3%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications, fees incurred as part of our employee recruiting programs and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for both Sales and Marketing and Product Development were lower during 2014 as we limited the utilization of the services of third-party sources for this work.

For the year ended
Expense Category	December 31, 2014	December 31, 2013	$ Change	% Change
Sales and marketing	$-0-	$21,412	$(21,412)	-100.0%
Product development	89,574	136,493	(46,919)	-34.4%
Total	$89,574	$157,905	$(68,331)	-43.3%

Legal and professional fees increased approximately 42.3% for the year ended December 31, 2014 compared with the year ended December 31, 2013. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings, fees paid to investment bankers for investor relations and related services, and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2014 financial advisory, accounting services and legal fees all increased due to additional services provided by these vendors. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2014 and December 31, 2013, respectively.

For the year ended
Expense Category	December 31, 2014	December 31, 2013	$ Change	% Change
Financial advisory	$25,790	$-0-	$25,790	n/a
Audit and related	55,850	62,178	(6,328)	-10.2%
Accounting services	169,939	135,993	33,946	25.0%
Legal-employment related	39,977	26,061	13,916	53.4%
Legal-financial related	26,386	15,932	10,454	65.6%
General legal	59,387	25,087	34,300	136.7%
Total	$377,329	$265,251	$112,078	42.3%

Selling, general and administrative expenses (“SG&A”) increased approximately 36.1% for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to increases in our marketing, insurance, miscellaneous and office software expenses partially offset by a decrease in license expense. During the year ended December 31, 2014 we recorded $156,701 in license fees associated with our license agreement with DataSci, LLC compared to $189,408 during the year ended December 31, 2013. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Leiden the Netherlands and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $419,000 on marketing, sales and advertising as compared to approximately $226,000 in 2013. We expect that the 2015 marketing, sales and advertising expenses will be approximately $800,000 as we plan to increase our attendance at tradeshows and our marketing efforts worldwide.

During the year ended December 31, 2014 we recognized $147,543 in bad debt expense compared to bad debt expense of $11,131 for the year ended December 31, 2013.  During 2014, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2015.

Interest expense was $2,614,245 during the year ended December 31, 2014 compared to $2,490,112 for the year ended December 31, 2013, an increase of $124,133.  Interest incurred to related parties was $2,389,786 during the year ended December 31, 2014 and $2,339,702 for the year ended December 31, 2013.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we entered into.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2014 and December 31, 2013.

Interest Expense

	For the year ended
Debt Description	December 31, 2014	December 31, 2013	$ Change
Accretion of discount from derivatives	$507,542	$609,000	$(101,458)
August 2008 convertible notes	192,000	192,000	-0-
December 2008 convertible notes	597,600	597,600	-0-
September 2009 secured convertible debentures	144,000	144,000	-0-
December 2009 convertible debentures	178,800	178,800	-0-
General interest	159,969	95,360	64,609
Related party notes payable	834,334	673,352	160,982
Total	$2,614,245	$2,490,112	$124,133

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2014 and 2013 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and the warrants associated with the issuance of promissory notes.  We recorded a net unrealized gain of $58,807 during the year ended December 31, 2014 compared with a net unrealized loss of $95,121 during the year ended December 31, 2013.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the years ended December 31, 2014 and December 31, 2013 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $206,261 and $206,261 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2014 and December 31, 2013, respectively.  As of December 31, 2014, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,586,700
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,668,680

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2014, we had working capital deficit of approximately $18,073,070.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	December 31, 2014	December 31, 2013	$ Change
Cash	$522,914	$1,160,720	$(637,806)
Accounts receivable, net of allowance for doubtful accounts	3,416,151	1,599,568	1,816,583
Prepaid expenses	228,082	146,907	81,175
Prepaid stock compensation, current portion	153,500	-0-	153,500
Other current assets	18,305	-0-	18,305
Current assets	4,338,952	2,907,195	1,431,757

Accounts payable and accrued expenses	1,894,185	2,540,956	(646,771)
Notes payable, current portion	-0-	37,500	(37,500)
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	5,840,875	2,866,356	2,974,519
Line of credit	4,000,000	3,500,000	500,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	2,729,902	2,979,392	(249,490)
Conversion feature liability	214,500	146,814	67,686
Warrant liability, related parties	6,496,448	5,799,946	696,502
Warrant liability	198,612	144,031	54,581
Current liabilities	22,412,022	19,052,495	3,359,527

Working capital (deficit)	$(18,073,070)	$(16,145,300)	$(1,927,770)

Statement of Cash Flows Disclosure
	For the year ended
	December 31, 2014	December 31, 2013
Net cash (used in) operating activities	$(1,228,903)	$(2,453,763)
Net cash (used in) investing activities	(101,519)	(740,320)
Net cash provided by financing activities	743,635	3,500,000

Net increase/(decrease) in cash and cash equivalents	(637,806)	287,405

Changes in operating accounts	2,182,303	(382,716)

Effect of non-cash transactions on cash and cash equivalents	$1,048,178	$1,090,295

Cash and Cash Equivalents

Cash and cash equivalents decreased to $522,914 at December 31, 2014 from $1,160,720 at December 31, 2013. The decrease is primarily comprised of a net loss of $4,459,384, offset by an increase from non-cash transactions of $1,048,178, changes in working capital accounts of $2,182,303, investment activities of ($101,519) and financing proceeds of $743,635.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2014:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$7,081,500	$-0-		$3,429,000	(2)	$3,652,500	(3)	$-0-
Convertible notes	9,665,000	75,000	(4)	9,590,000	(5)	-0-		-0-
Lines of credit (6)	4,000,000	4,000,000		-0-		-0-		-0-
Operating lease obligations (7)	1,076,892	654,134		367,327		50,266		5,165
Patent licensing fees (8)	1,862,500	962,500		450,000		450,000		-0-
Total	$23,685,892	$5,691,634		$13,836,327		$4,152,766		$5,165

1.	Amounts do not include interest to be paid.
2.	Includes $569,000 of 12% notes payable that mature in January 2016 and $2,860,000 of 12% notes payable that mature in March 2016.
3.	Includes $420,000 of 10% notes payable that mature in April 2017 and $3,232,500 of 12% notes payable that mature in April 2017.
4.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
5.

Includes $1,770,000 in 10% convertible notes that mature in January 2016, $7,570,000 in 12% convertible notes that mature in January 2016, 150,000 in 10% convertible notes that mature in April 2016 and $100,000 in 12% convertible notes that mature in April 2016.

6.	Includes $4,000,000 due on the revolving Line of Credit with The Northern Trust Company.
7.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $192,248 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On January 1, 2013 the Company issued a promissory note payable to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $529,000.  The note carries an interest rate of 12% per annum and matures on January 1, 2016. On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

On January 1, 2013 the Company issued a promissory note in the amount of $308,561 in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 10% and has a maturity date of January 1, 2015. On December 1, 2014 the Company issued a promissory note in the amount of $300,000 and paid $8,561 in principal in exchange for the existing promissory note in the amount of $308,561. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

On January 1, 2013 the Company issued a promissory note in the amount of $123,425 in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 10% and has a maturity date of January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $120,000 and paid $3,425 in principal in exchange for the existing promissory note in the amount of $123,425. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

 On January 1, 2013 the Company issued a promissory note in the amount of $45,000 in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $45,000 in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On February 22, 2013, the Company and our former Director, Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to January 1, 2015. The debentures bear interest at 10% per annum and were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On April 21, 2014, the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On February 22, 2013 the Company and the lenders extended the maturity date of $4,505,000 of convertible debentures, including $4,475,000 due to our Chief Executive Officer and Director Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 due to Mr. Wit to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

 On February 22, 2013 the Company and the lenders extended the maturity date of $1,200,000 of convertible debentures, including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures due to Mr. Wit to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On February 22, 2013 the Company and the lenders extended the maturity date of $1,490,000 of convertible debentures including $1,440,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures due to Mr. Wit to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On February 27, 2013 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued to Mr. Veatch, in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $137,500 in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

 On March 12, 2013, the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2015.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On April 28, 2014, the Company and the lender extended the maturity date of the $100,000 of convertible debentures to April 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On April 1, 2013 the Company issued a promissory note totaling $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for a promissory note in the same amount.  The promissory note bears interest at 12% per annum and matures on March 31, 2016. In December 2014, the outstanding principal was reduced by $6,879. On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

On December 5, 2013 the Company and our former Director, Guus van Kesteren, extended the maturity date of $160,000 of convertible debentures to Mr. van Kesteren, originally issued in August 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On December 9, 2013, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On April 4, 2014 the Company issued a promissory note payable to our Chief Executive Officer and Director, Cornelis F. Wit, in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 1, 2014 the Company issued a promissory note in the amount of $100,000 in exchange for accrued interest in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 1, 2014 the Company issued a promissory note in the amount of $90,000 in exchange for accrued interest in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to our Chief Executive Officer and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

During the next twelve months we expect debt in the aggregate amount of $75,000 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

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

 In 2014 we raised $500,000 from our Line of Credit with The Northern Trust Company and $280,000 from promissory notes issued to our Chief Executive Officer and Director Cornelis F. Wit. In 2013 we raised $3,500,000 from our Line of Credit with The Northern Trust Company.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending December 31, 2014, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb, P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2015 regarding our audited financial statements for the year ended December 31, 2014.

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an ASP (application service provider) or licensed for implementation by a customer. Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our clients’ data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders.  The clinical trials that are conducted using our EDC Applications can last from a few months to several years.  Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects.  Cost of sales is primarily comprised of salaries and taxes and is expensed as incurred.

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

During fiscal 2014, we adopted the following new accounting pronouncements:

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

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2014 to determine their impact, if any, on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, being December 31, 2014, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

However, in connection with our October 2013 acquisition of Promasys we determined that we incorrectly applied the provisions of Item 9 of Form 8-K and Article 8 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of which, (a) we concluded, incorrectly, that our acquisition of Promasys was not a “significant acquisition” within the meaning of Regulation S-X, and (b) we did not timely file a periodic report containing the audited financial statements, unaudited interim financial statements or pro-forma financial information required under Rules 8-04 and 8-05 of Regulation S-X to be filed in connection with our acquisition of Promasys. The Securities and Exchange Commission (“SEC”) has indicated that a company’s failure to timely file a report required to be filed under the Exchange Act may be evidence of a weakness in disclosure controls. Moreover, our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X could be indicative of a deficiency in our internal control over financial reporting.

We believe that our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X, and the resulting failure to timely file a required report under the Exchange Act, was caused by a lack of full familiarization on the part of our financial officers with the SEC’s accounting rules relating to acquisition transactions. However, the assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements does not impact our financial statements or results of operations. In order to reduce the likelihood that a similar event will occur in the future, we have taken remedial action including (a) establishing a policy that all proposed acquisitions be discussed with both our SEC counsel and our independent auditors prior to their consummation and (b) devoting resources to bolstering our financial officers’ knowledge of SEC accounting requirements, particularly those associated with acquisition transactions.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,” and “Stock Option Plan,” in our Proxy Statement for our 2015 Annual Meeting of Stockholders to be held on June 11, 2015 (the “Proxy Statement”).

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Agreement and Plan of Reorganization dated July 22, 1998 (1)
2.2	Amendment to Agreement and Plan of Reorganization (2)
2.3	Plan of Merger (3)
2.4	Agreement and Plan of Acquisition of WebIPA dated January 26, 2000 (4)
3.1	Certificate of Incorporation (5)
3.2	Certificate of Designation – Series A Preferred Stock (6)
3.3	Certificate of Increase – Series A Preferred Stock (7)
3.4	Certificate of Designation –Series B Preferred Stock (8)
3.5	Amendment to Certificate of Incorporation (9)
3.6	By-laws (10)
3.7	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (11)
3.8	Certificate of Amendment – Certificate of Incorporation (12)
3.9	Certificate of Designation – Series C Preferred Stock (13)
3.10	Certificate of Designation – Series D Preferred Stock (14)
4.1	Form of 10% Convertible Note (15)
4.2	Notice on requests for non-material agreements*
4.3	Promissory note payable to The Northern Trust Company dated February 3, 2015*
4.4	Pledge Agreement between Northern Trust and Cornelis F. Wit dated February 3, 2015*
4.5	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit dated February 3, 2015*
10.1	Employment Agreement and Stock Option Agreement between the Company and Randall G. Smith (16)
10.2	1998 Stock Incentive Plan (17)
10.3	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (18)
10.4	Amendment to Employment Agreement between the Company and Cornelis F. Wit (19)
10.5	Amendment to Employment Agreement between the Company and Randall G. Smith (20)
10.6	Lease Agreement for principal offices dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (21)
10.7	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (22)
10.8	Form of Debenture dated February 29, 2008 (23)
10.9	Form of Warrant February 29, 2008 (24)
10.10	Form of Debenture dated August 29, 2008 (25)
10.11	Form of Warrant dated August 29, 2008 (26)
10.12	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (27)
10.13	Form of Debenture dated December 16, 2008 (28)
10.14	Form of Warrant December 16, 2008 (29)
10.15	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (30)
10.16	Transition Service Agreement with eResearch Technology, Inc. dated June 23, 2009 (31)
10.17	Lock-up and Registration Rights Agreement with eResearch Technology, Inc. dated June 23, 2009 (32)
10.18	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (33)
10.19	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (34)

10.20	Form of Debenture dated September 30, 2009 (35)
10.21	Form of Warrant dated September 30, 2009 (36)
10.22	Securities Purchase Agreement dated December 31, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto*
10.23	Form of Debenture dated December 31, 2009*
10.24	Form of Warrant dated December 31, 2009*
10.25	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (37)
10.26	2009 Equity Incentive Plan (38)
10.27	Promissory note payable to Noesis International Holdings dated January 1, 2013 (39)
10.28	Promissory note payable to Ad Klinkenberg dated January 1, 2013 (40)
10.29	Promissory note payable to Wim Boegem dated January 1, 2013 (41)
10.30	Promissory note payable to Cornelis F. Wit dated January 1, 2013 (42)
10.31	Promissory note payable to Randall Smith dated February 1, 2013 (43)

10.32	August 2008 convertible note maturity date extension with Guus van Kesteren dated 2/22/2013 (44)
10.33	August 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (45)
10.34	December 2008 convertible note maturity date extension with Stephen Johnson dated 2/22/2013 (46)
10.35	December 2008 convertible note maturity date extension with Randall Smith dated 2/22/2013 (47)
10.36	December 2008 convertible note maturity date extension with Cornelis F. Wit dated 2/22/2013 (48)
10.37	Amendment number two to securities purchase agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated 2/22/2013 (49)
10.38	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (50)
10.39	Amendment number two to securities purchase agreement between the Company and Richard & Carolyn Danzansky dated 2/22/2013 (51)
10.40	Amendment number two to securities purchase agreement between the Company and Paul Spitzberg dated 2/22/2013 (52)
10.41	Amendment number two to securities purchase agreement between the Company and Cornelis F. Wit dated 2/22/2013 (53)
10.42	December 2008 convertible note maturity date extension with Matthew Veatch dated 2/27/2013 (54)
10.43	Promissory note payable to Noesis International Holdings dated March 5, 2013 (55)
10.44	December 2008 convertible note maturity date extension with Fernando Montero Incentive Savings Trust dated 3/6/2013 (56)
10.45	December 2008 convertible note maturity date extension with Noesis International Holdings dated 3/12/2013 (57)
10.46	Promissory note payable to The Northern Trust Company dated March 18, 2013 (58)
10.47	Pledge Agreement between Northern Trust and Cornelis F. Wit dated March 18, 2013 (59)
10.48	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit dated March 18, 2013 (60)
10.49	Promissory note payable to Cornelis F. Wit dated April 1, 2013 (61)
10.50	Share Purchase Agreement Promasys B. V. (62)
10.51	Lease, Promasys B.V. (63)
10.52	December 2008 convertible note maturity date extension with Guus van Kesteren dated 12/05/2013 (64)
10.53	December 2008 convertible note maturity date extension with the Fernando Montero Incentive Savings Trust dated 12/09/2013 (65)
10.54	Promissory note payable to Cornelis F. Wit dated January 1, 2014 (66)
10.55	Promissory note payable to Cornelis F. Wit dated April 4, 2014 (67)
10.56	Promissory note payable to Ad Klinkenberg dated April 4, 2014 (68)
10.57	Promissory note payable to Noesis International Holdings dated April 4, 2014 (69)
10.58	Promissory note payable to Noesis International Holdings dated April 4, 2014 (70)
10.59	Extension of August 2008 convertible note with Guus van Kesteren dated April 21, 2014 (71)
10.60	Extension of December 2008 convertible note with Noesis Int’l Holdings dated April 28, 2014 (72)
10.61	Promissory note payable to Wim Boegem dated December 1, 2014*
10.62	Promissory note payable to Guus van Kesteren dated December 1, 2014*
10.63	Promissory note payable to Noesis International Holdings dated December 1, 2014*
10.64	Promissory note payable to Cornelis F. Wit dated December 23, 2014*
10.65	August 2008 convertible note maturity date extension with Cornelis F. Wit dated 1/31/2015*
10.66	December 2008 convertible note maturity date extension with Cornelis F. Wit dated 1/31/2015*
10.67	Amendment number three to securities purchase agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated 1/31/2015*
10.68	Amendment number three to securities purchase agreement dated December 31, 2009 between the Company and Cornelis F. Wit dated 1/31/2015*
10.69	Promissory note payable to Cornelis F. Wit dated January 31, 2015*
10.70	Promissory note payable to Cornelis F. Wit dated January 31, 2015*
10.71	Promissory note payable to Cornelis F. Wit dated January 31, 2015*
10.72	Warrant agreement with Cornelis F. Wit dated January 31, 2015*
10.73	Extension of expiration date on warrants to Cornelis F. Wit dated January 31, 2015*
10.74	Extension of expiration date on warrants to Cornelis F. Wit dated January 31, 2015*
10.75	Extension of expiration date on warrants to Cornelis F. Wit dated January 31, 2015*
10.76	Form of Restricted Stock Agreement*

14	OmniComm Systems, Inc. Code of Ethics (73)
21	Subsidiaries of the Company*
23	Consent of Liggett, Vogt & Webb, P.A., independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated February 9, 2000.
5	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.7 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.8 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
13	Incorporated by reference to Exhibit 3.9 filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
16	Incorporated by reference to Exhibit 10(a)(i) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
17	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
18	Incorporated by reference to Exhibit 10.7 filed with our Form 10-Q for the period ended June 30, 2002.
19	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003
20	Incorporated by reference to Exhibit 10.9 filed with our Form 10-Q for the period ended September 30, 2004.
21	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended June 30, 2006.
22	Incorporated by reference to Exhibit 10.1 filed with our Form 10-Q for the period ended September 30, 2006.
23	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 5, 2008.
24	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated March 5, 2008.
25	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K dated December 31, 2009.
26	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K dated December 31, 2009.
27	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008.
28	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008.
29	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008.
30	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009.
31	Incorporated by reference to Exhibit 10.27 filed with our Form 8-K dated June 26, 2009.
32	Incorporated by reference to Exhibit 10.28 filed with our Form 8-K dated June 26, 2009.
33	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009.
34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009.
35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009.
36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009.
37	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010.
38	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009.
39	Incorporated by reference to Exhibit 10.48 filed with our Form 10-K dated December 31, 2012.
40	Incorporated by reference to Exhibit 10.49 filed with our Form 10-K dated December 31, 2012.
41	Incorporated by reference to Exhibit 10.50 filed with our Form 10-K dated December 31, 2012.
42	Incorporated by reference to Exhibit 10.51 filed with our Form 10-K dated December 31, 2012.
43	Incorporated by reference to Exhibit 10.52 filed with our Form 10-K dated December 31, 2012.
44	Incorporated by reference to Exhibit 10.53 filed with our Form 10-K dated December 31, 2012.

45	Incorporated by reference to Exhibit 10.54 filed with our Form 10-K dated December 31, 2012.
46	Incorporated by reference to Exhibit 10.55 filed with our Form 10-K dated December 31, 2012.
47	Incorporated by reference to Exhibit 10.56 filed with our Form 10-K dated December 31, 2012.
48	Incorporated by reference to Exhibit 10.57 filed with our Form 10-K dated December 31, 2012.
49	Incorporated by reference to Exhibit 10.58 filed with our Form 10-K dated December 31, 2012.
50	Incorporated by reference to Exhibit 10.59 filed with our Form 10-K dated December 31, 2012.
51	Incorporated by reference to Exhibit 10.60 filed with our Form 10-K dated December 31, 2012.
52	Incorporated by reference to Exhibit 10.61 filed with our Form 10-K dated December 31, 2012.
53	Incorporated by reference to Exhibit 10.62 filed with our Form 10-K dated December 31, 2012.
54	Incorporated by reference to Exhibit 10.63 filed with our Form 10-K dated December 31, 2012.
55	Incorporated by reference to Exhibit 10.64 filed with our Form 10-K dated December 31, 2012.
56	Incorporated by reference to Exhibit 10.65 filed with our Form 10-K dated December 31, 2012.
57	Incorporated by reference to Exhibit 10.66 filed with our Form 10-K dated December 31, 2012.
58	Incorporated by reference to Exhibit 10.67 filed with our Form 10-Q for the period ended March 31, 2013.
59	Incorporated by reference to Exhibit 10.68 filed with our Form 10-Q for the period ended June 30, 2013.
60	Incorporated by reference to Exhibit 10.69 filed with our Form 10-Q for the period ended June 30, 2013.
61	Incorporated by reference to Exhibit 10.70 filed with our Form 10-Q for the period ended June 30, 2013.
62	Incorporated by reference to Exhibit 10.71 filed with our Form 10-Q for the period ended September 30, 2013.
63	Incorporated by reference to Exhibit 10.72 filed with our Form 10-Q for the period ended September 30, 2013.
64	Incorporated by reference to Exhibit 10.73 filed with our Form 10-K dated December 31, 2013.
65	Incorporated by reference to Exhibit 10.74 filed with our Form 10-K dated December 31, 2013.
66	Incorporated by reference to Exhibit 10.75 filed with our Form 10-K dated December 31, 2013.
67	Incorporated by reference to Exhibit 10.76 filed with our Form 10-Q for the period ended March 31, 2014.
68	Incorporated by reference to Exhibit 10.77 filed with our Form 10-Q for the period ended March 31, 2014.
69	Incorporated by reference to Exhibit 10.78 filed with our Form 10-Q for the period ended March 31, 2014.
70	Incorporated by reference to Exhibit 10.79 filed with our Form 10-Q for the period ended March 31, 2014.
71	Incorporated by reference to Exhibit 10.80 filed with our Form 10-Q for the period ended March 31, 2014.
72	Incorporated by reference to Exhibit 10.81 filed with our Form 10-Q for the period ended March 31, 2014.
73	Incorporated by reference to our Proxy Statement filed on June 9, 2003.

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer	March 31, 2015
Cornelis F. Wit	and Director

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 31, 2015
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and	March 31, 2015
Thomas E. Vickers	Financial Officer

/s/ Robert C. Schweitzer	Director	March 31, 2015
Robert C. Schweitzer

/s/ Adam F. Cohen	Director	March 31, 2015
Adam F. Cohen

/s/ Gary A. Shangold	Director	March 31, 2015
Gary A. Shangold

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

OmniComm Systems, Inc.

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations and comprehensive income, changes in shareholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced net losses and negative cash flows and has utilized debt and equity financing to satisfy our capital requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 31, 2015

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$522,914	$1,160,720
Accounts receivable, net of allowance for doubtful accounts of $186,085 and $65,341, respectively	3,416,151	1,599,568
Prepaid expenses	228,082	146,907
Prepaid stock compensation, current portion	153,500	-0-
Other current assets	18,305	-0-
Total current assets	4,338,952	2,907,195
Property and equipment, net	468,136	607,433
Other assets
Intangible assets, net	203,921	270,242
Goodwill	596,620	675,710
Prepaid stock compensation	146,653	169,375
Other assets	49,092	82,501

TOTAL ASSETS	$5,803,374	$4,712,456

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,894,185	$2,540,956
Notes payable, current portion	-0-	37,500
Deferred revenue, current portion	5,840,875	2,866,356
Line of credit	4,000,000	3,500,000
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	2,729,902	2,979,392
Conversion feature liability	214,500	146,814
Warrant liability, related parties	6,496,448	5,799,946
Warrant liability	198,612	144,031
Total current liabilities	22,412,022	19,052,495

LONG TERM LIABILITIES
Notes payable, related parties, long term, net of current portion, net of discount of $568,209 and $447,666, respectively	5,700,791	4,568,213
Notes payable, long term, net of current portion	812,500	614,486
Deferred revenue, long term, net of current portion	2,393,068	1,385,017
Convertible notes payable, related parties, long term, net of current portion	8,815,000	9,125,000
Convertible notes payable, long term, net of current portion	775,000	465,000
Patent settlement liability, long term, net of current portion	669,825	963,124

TOTAL LIABILITIES	41,578,206	36,173,335

COMMITMENTS AND CONTINGENCIES (See Note 12)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 91,561,802 and 90,104,659 issued and outstanding, respectively, at $0.001 par value	91,562	90,105
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,634,555	37,334,358
Accumulated other comprehensive (loss)	(243,827)	(87,604)
Accumulated deficit	(77,979,301)	(73,519,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(35,774,832)	(31,460,879)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$5,803,374	$4,712,456

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2014	2013
Revenues	$16,017,897	$13,887,520
Reimbursable revenues	443,353	444,320
Total revenues	16,461,250	14,331,840

Cost of goods sold	3,245,300	2,560,191
Reimbursable expenses-cost of goods sold	725,221	351,022
Total cost of sales	3,970,521	2,911,213

Gross margin	12,490,729	11,420,627

Operating expenses
Salaries, benefits and related taxes	10,419,214	8,758,276
Rent and occupancy expenses	889,880	894,121
Consulting services	89,574	157,905
Legal and professional fees	377,329	265,251
Travel	794,193	534,135
Telephone and internet	188,130	187,078
Selling, general and administrative	1,159,174	851,642
Bad debt expense	147,543	11,131
Depreciation expense	235,591	230,323
Amortization expense	45,433	7,720
Total operating expenses	14,346,061	11,897,582

Operating income/(loss)	(1,855,332)	(476,955)

Other income/(expense)
Interest expense, related parties	(2,389,786)	(2,339,702)
Interest expense	(224,459)	(150,410)
Interest income	81	9
Change in derivative liabilities	58,807	(95,121)
Transaction gain/(loss)	(68,232)	(5,041)
Income/(loss) before income taxes	(4,478,921)	(3,067,220)
Income tax (expense)/benefit	19,537	(94,122)
Net income/(loss)	(4,459,384)	(3,161,342)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(206,261)	(206,261)
Total preferred stock dividends	(206,261)	(206,261)
Net income/(loss) attributable to common stockholders	$(4,665,645)	$(3,367,603)

Net income/(loss) per share
Basic and diluted	$(0.05)	$(0.04)
Weighted average number of shares outstanding
Basic and diluted	90,701,058	87,969,202

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

	For the year ended December 31,
	2014	2013
Net (loss) attributable to common stockholders	$(4,665,645)	$(3,367,603)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(156,223)	(18,512)

Other comprehensive (loss)	(156,223)	(18,512)

Comprehensive (loss)	$(4,821,868)	$(3,386,115)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2014

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred

	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Additional paid in capital preferred	Number of shares	$0.001 Par value	Additional paid in capital common	Accumulated deficit	Accumulated other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2012	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	86,598,659	$86,599	$36,645,589	$(70,358,575)	$(69,092)	$(28,973,300)

Employee stock option expense												83,875			83,875

Foreign currency translation adjustment														(18,512)	(18,512)

Restricted stock issuance										1,225,000	1,225	221,275			222,500

Cashless issuance of common stock, stock option exercise										11,000	11	(11)			-0-

Shares issued for purchase of Promasys										2,270,000	2,270	383,630			385,900

Net loss for year ended December 31, 2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(3,161,342)	-0-	(3,161,342)

Balances at December 31, 2013	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	90,104,659	90,105	37,334,358	(73,519,917)	(87,604)	(31,460,879)

Employee stock option expense												63,654			63,654

Foreign currency translation adjustment														(156,223)	(156,223)

Restricted stock issuance										1,400,000	1,400	236,600			238,000

Cashless issuance of common stock, stock option exercise										57,143	57	(57)			-0-

Net loss for year ended December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,459,384)	-0-	(4,459,384)

Balances at December 31, 2014	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	91,561,802	$91,562	$37,634,555	$(77,979,301)	$(243,827)	$(35,774,832)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,459,384)	$(3,161,342)
Adjustment to reconcile net (loss) to net cash (used in) operating activities
Change in derivative liabilities	(58,807)	95,121
Interest expense from derivative instruments	507,542	609,000
Employee stock compensation	170,876	137,000
Provision for doubtful accounts	147,543	11,131
Depreciation and amortization	281,024	238,043
Changes in operating assets and liabilities
Accounts receivable	(1,964,126)	(153,514)
Prepaid expenses	(81,175)	(14,966)
Other current assets	(18,305)	-0-
Other assets	33,409	(31,348)
Accounts payable and accrued expenses	523,229	775,251
Patent settlement liability	(293,299)	(260,591)
Deferred revenue	3,982,570	(697,548)
Net cash (used in) operating activities	(1,228,903)	(2,453,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments to acquire business, net of cash acquired	-0-	(386,545)
Purchase of property and equipment	(101,519)	(353,775)
Net cash (used in) investing activities	(101,519)	(740,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(36,365)	-0-
Proceeds from notes payable, related parties	280,000	-0-
Proceeds from revolving line of credit	500,000	3,500,000
Net cash provided by financing activities	743,635	3,500,000

Effect of exchange rate changes on fixed and intangible assets	105,204	-0-
Effect of exchange rate changes on cash and cash equivalents	(156,223)	(18,512)
Net increase/(decrease) in cash and cash equivalents	(637,806)	287,405
Cash and cash equivalents at beginning of year	1,160,720	873,315

Cash and cash equivalents at end of year	$522,914	$1,160,720

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$35,264	$94,122
Interest	$1,114,666	$835,154

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$2,222,500	$3,501,366
Promissory notes issued for accrued interest	$1,170,000	$529,000
Restricted stock issuance	$238,000	$222,500
Common stock issued for the acquisition of Promasys B.V.	$-0-	$385,900

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides Web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations, and other clinical trial sponsors principally located in the United States, Europe and Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; Promasys®; and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.    During the years ended December 31, 2014 and December 31, 2013 we spent approximately $2,754,367 and $2,403,504, respectively, on R&D activities, which is primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission.  All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $156,223 for the year ended December 31, 2014 and a translation loss of $18,512 for the year ended December 31, 2013.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

The fees associated with each business activity for the years ended December 31, 2014 and December 31, 2013, respectively are:

	For the year ended
Revenue activity	December 31, 2014	December 31, 2013
Set-up fees	$4,814,378	$3,369,670
Change orders	467,815	475,680
Maintenance	4,374,245	4,584,594
Software licenses	3,404,655	2,911,509
Professional services	2,605,010	2,207,181
Hosting	795,147	783,206
Total	$16,461,250	$14,331,840

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $186,085 and $65,341 as of December 31, 2014 and December 31, 2013, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2014	December 31, 2013
Beginning of period	$65,341	$84,210
Bad debt expense	147,543	11,131
Write-offs	(26,875)	(30,000)
Exchange rate impact	76	-0-
End of period	$186,085	$65,341

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2014, $264,234 was deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2014.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2014, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 15% of our revenue during the year ended December 31, 2014 or approximately $2,395,000, respectively. One customer accounted for 11% of our revenues during the year ended December 31, 2013 or approximately $1,551,000.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts receivable
For the year ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
December 31, 2014	1	15%	1	18%
December 31, 2013	1	11%	2	23%

The table below provides revenues from European customers for the years ended December 31, 2014 and December 31, 2013, respectively.

European revenues
For the year ended
December 31, 2014		December 31, 2013
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,383,252	14.5%	$1,847,305	12.9%

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2014, the Company had $8,233,943 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $5,840,875 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $419,253 and $226,380 for the years ended December 31, 2014 and December 31, 2013, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the years ended December 31, 2014 and December 31, 2013 we spent approximately $2,754,367 and $2,403,504 respectively, on R&D activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2014, we adopted the following new accounting pronouncements:

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance.  As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending December 31, 2014 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4	EARNINGS/(LOSS) PER SHARE

Basic (loss) per share was calculated using the weighted average number of shares outstanding of 90,701,058 and 87,969,202 for the years ended December 31, 2014 and December 31, 2013, respectively.

Antidilutive shares aggregating 80,012,198 and 79,546,913 have been omitted from the calculation of dilutive (loss) per share for the years ended December 31, 2014 and December 31, 2013 respectively as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted (loss) per shares:  There were no differences between basic and diluted (loss) per share.  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2014 and December 31, 2013, respectively.

Anti-Dilutive security	December 31, 2014	December 31, 2013
Preferred stock	2,750,149	2,750,149
Employee stock options	3,130,000	5,745,000
Warrants	48,463,517	44,728,873
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	1,048,532	1,702,891
Total	80,012,198	79,546,913

The employee stock options are exercisable at prices ranging from $0.045 to $0.50 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net (loss) per share and were not included in the computation of diluted (loss) per share.

For the year ended
	December 31, 2014			December 31, 2013
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(4,665,645)	90,701,058	$(0.05)	$(3,367,603)	87,969,202	$(0.04)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(4,665,645)	90,701,058	$(0.05)	$(3,367,603)	87,969,202	$(0.04)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2014			December 31, 2013
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,880,183	$1,482,737	$397,446	$1,822,098	$1,326,256	$495,842	5
Leasehold improvements	92,504	82,353	10,151	93,812	75,735	18,077	5
Computer software	1,580,640	1,528,418	52,222	1,556,497	1,477,801	78,696	3
Office furniture	113,365	105,048	8,317	114,373	99,555	14,818	5
Total	$3,666,692	$3,198,556	$468,136	$3,586,780	$2,979,347	$607,433

Depreciation expense for the years ended December 31, 2014 and December 31, 2013 was $235,591 and $230,323, respectively.

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	December 31, 2014			December 31, 2013
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	120,305	9,357	110,948	136,253	1,514	134,739	15
Promasys B.V. software code	72,837	16,995	55,842	72,943	2,431	70,512	5
Promasys B.V. URLs/Website	60,760	23,629	37,131	68,814	3,823	64,991	3
Total	$1,646,603	$1,442,682	$203,921	$1,670,711	$1,400,469	$270,242

Amortization expense was $45,433 and $7,720 for the years ended December 31, 2014 and December 31, 2013, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2015	$42,841
2016	39,466
2017	22,588
2018	20,160
2019	8,020
Thereafter	70,846
Total	$203,921

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2014	December 31, 2013
Accounts payable	$613,584	$724,421
Accrued payroll and related costs	319,629	260,072
Other accrued expenses	85,248	88,292
Accrued interest	875,724	1,468,171
Total accounts payable and accrued expenses	$1,894,185	$2,540,956

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 8:	PROMASYS B.V. ACQUISITION

On November 11, 2013, with economic effect as of October 31, 2013, we acquired 100% of the capital stock of Promasys B.V., a privately held Netherlands company, from the 4 shareholders of Promasys B.V. pursuant to a share purchase agreement and as a result, Promasys B.V. became our wholly owned subsidiary. Promasys B.V. is involved in the development and marketing of software and services relating to clinical data management (“Business”). Since its establishment in 2004, Promasys B.V. has built an international customer base, with a focus on the academic market and a strong presence in Asia. As consideration for the acquisition, we paid an aggregate of 435,998 euros (approximately $593,000) to one of the shareholders of Promasys B.V and issued an aggregate of 2,270,000 shares of our common stock to the other 3 shareholders of Promasys B.V. On the same day, and in connection with the share purchase agreement, we also entered into an employment agreement with one of the shareholders and a management agreement with the principal of a second shareholder pursuant to which, among other things, the individuals shall continue providing services to us as it relates to the Business. The foregoing description of the share purchase agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement which we have filed as Exhibit 10.71 to our 2014 Annual Report on Form 10K.

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

Dr. Cohen currently serves as the Chief Executive Officer of CHDR, a clinical research unit based in Leiden in the Netherlands. Dr. Cohen graduated in Pharmacy and Medicine from Leiden University. He subsequently joined the department of Clinical Pharmacology of the Wellcome Research Laboratories in Beckenham, UK where he obtained experience in early drug development. This work led to a PhD thesis about the development of an antihistamine (acrivastine) and an antiepileptic (lamotrigine). Further training in internal medicine was obtained at King’s College Hospital in London. Phase II-III drug development experience was obtained as European Clinical project leader for t-PA at Wellcome. He is a professor of Clinical Pharmacology at Leiden University and has a clinical attachment at the department of nephrology at Leiden University Medical Centre. He is author of more than two hundred publications about a wide range of clinical pharmacological subjects. He is executive editor of the British Journal of Clinical Pharmacology.

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

The table below summarizes the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date.

Cash	$215,571
Receivables	216,287
Property and equipment	2,178
Identifiable intangibles	276,356
Goodwill	671,689
Total assets acquired	$1,382,081
Accounts payable	(170,339)
Deferred revenue	(229,353)
Net assets acquired	$982,389

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

The below table provides unaudited pro-forma results as if the acquisition had occurred effective January 1, 2013.

For the year ended
December 31,
2013
Gross revenues	$15,119,861

Total expenses	18,145,210

Net income/(loss) before taxes	(3,025,349)

Net income/(loss) per share
Weighted average number of shares outstanding	$(0.04)
Basic and diluted	89,866,051

NOTE 9:	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2014, $4,000,000 was outstanding on the line of credit at an interest rate of 2.25%.

At December 31, 2014, the Company owed $7,081,500 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2014	Current	term	Current	term
1/1/2013	1/1/2016	12%	$529,000	$-0-	$-0-	$-0-	$529,000
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
12/17/2014	1/1/2016	12%	20,000	-0-	20,000	-0-	-0-
12/23/2014	4/1/2017	12%	280,000	-0-	-0-	-0-	280,000
Discount on note payable				-0-	-0-	-0-	(568,209)
Total			$7,081,500	$-0-	$812,500	$-0-	$5,700,791

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

On January 1, 2013, the Company issued a promissory note in the amount of $308,561 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 10% per annum and matures on January 1, 2015. On December 1, 2014 the Company issued a promissory note in the amount of $300,000 and paid $8,561 in principal in exchange for the existing promissory note in the amount of $308,561. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

On January 1, 2013, the Company issued a promissory note in the amount of $123,425 in exchange for an existing promissory note in the same amount. The note carries an interest rate of 10% per annum and matures on January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $120,000 and paid $3,425 in principal in exchange for the existing promissory note in the amount of $123,425. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

On January 1, 2013 the Company issued a promissory note in the amount of $45,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $45,000 in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On February 1, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On March 5, 2013 the Company issued a promissory note in the amount of $137,500 in exchange for a promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2015. On April 4, 2014 the Company issued a promissory note in the amount of $137,500 in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On April 1, 2013 the Company issued a promissory note in the amount of $2,866,879 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of March 31, 2016. The expiration date of the warrants associated with the promissory note was also extended to March 31, 2016. In December 2014, the principal amount was reduced by $6,879. On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

On April 4, 2014 the Company issued a promissory note payable to our Chief Executive Officer and Director, Cornelis F. Wit, in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 1, 2014 the Company issued a promissory note in the amount of $100,000 in exchange for accrued interest in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 1, 2014 the Company issued a promissory note in the amount of $90,000 in exchange for accrued interest in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to our Chief Executive Officer and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

NOTE 10	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2014.

				Principal				Carrying	Carrying amount
				at		Total	Discount at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2014	Allocated discount	discount amortized	December 31, 2014	December 31, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	-0-	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
12/16/2008	1/1/2016	12%	375,000	375,000	101,250	101,250	-0-	375,000	-0-	-0-	-0-	375,000
12/16/2008	1/1/2016	12%	4,600,000	4,505,000	1,242,000	1,242,000	-0-	4,505,000	-0-	-0-	4,505,000	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	27,515	27,515	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
12/31/2009	1/1/2016	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
12/31/2009	1/1/2016	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at ten percent annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2014, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $117,248 of accrued interest at December 31, 2014.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit.   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.  On February 22, 2013, the Company and two lenders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit and one of our Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our Director, Guus van Kesteren to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On April 21, 2014, the Company and our Director, Guus van Kesteren, extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to our Chief Executive Officer and Director, Cornelis F. Wit, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit, our Chief Operating Officer and President, Stephen E. Johnson, our Chairman and Chief Technology Officer, Randall G. Smith, Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures issued to our former Director, Matthew Veatch, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and one of the lenders agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and one of the lenders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. In December 2013, the Company and two lenders agreed to extend the maturity date of $360,000, including $160,000 due to our Director, Guus van Kesteren, of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit.  The Company received net proceeds of $1,490,000.  The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.  On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015.  On February 22, 2013, the Company extended all $1,490,000 of the convertible notes until January 1, 2016, including $1,440,000 in convertible notes held by our Chief Executive Officer and Director, Cornelis F. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

 The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2014 are as follows:

2015	$75,000
2016	9,590,000
Total	$9,665,000

NOTE 11:	FAIR VALUE MEASUREMENT

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2014 and December 31, 2013.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2014 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011, 2013 and 2014 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit, and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B. V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 10 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of December 31, 2014 of the fair value of assets measured at fair value on a recurring basis follows:

	Fair value at December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,944,402	$-0-	$-0-	$2,944,402
Warrant liability	6,695,060	-0-	-0-	6,695,060
Total of derivative liabilities	$9,639,462	$-0-	$-0-	$9,639,462

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2014

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

Significant valuation assumptions of derivative instruments at December 31, 2014

Risk free interest rate		0.13%
Dividend yield		0.00%
Expected volatility	119.8%	to	155.7%
Expected life (range in years)
Conversion feature liability	1.00	to	1.25
Warrant liability	1.00	to	2.25

A summary as of December 31, 2014 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount December 31,	Carrying amount December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2013	2014	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$134,739	$110,948	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	70,512	55,842	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	64,991	37,131	-0-	-0-	68,814
Total	$270,242	$203,921	$-0-	$-0-	$278,010

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2013

Risk free interest rate	0.12%	to	0.13%
Dividend yield		0.00%
Expected volatility	166.7%	to	217.1%
Expected life (range in years)
Conversion feature liability	1.00	to	2.00
Warrant liability	1.00	to	2.25

A summary as of December 31, 2013 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount December 31,	Carrying amount December 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2012	2013	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer lists (4)	$-0-	$134,739	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	-0-	70,512	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	-0-	64,991	-0-	-0-	68,814
Total	$-0-	$270,242	$-0-	$-0-	$278,010

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

The table below presents the fair value of the Goodwill as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
(Level 3)
Goodwill	$596,620	$675,710

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

	Other income/(expense)
	for the year ended
	December 31, 2014	December 31, 2013
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(loss) from changes in derivative liabilities at the reporting date	$58,807	$(95,121)

Total unrealized gains/(losses) included in earnings	$58,807	$(95,121)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2014 and December 31, 2013. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2014 and December 31, 2013.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2014
Derivatives:
Conversion feature liability	$(3,126,206)	$-0-	$181,804	$-0-	$-0-	$(2,944,402)
Warrant liability	(5,943,977)	-0-	(122,997)	(628,086)	-0-	(6,695,060)
Total of derivative liabilities	$(9,070,183)	$-0-	$58,807	$(628,086)	$-0-	$(9,639,462)

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Year ended December 31, 2013
Derivatives:
Conversion feature liability	$(2,287,323)	$-0-	$(838,883)	$-0-	$-0-	$(3,126,206)
Warrant liability	(6,287,598)	-0-	743,762	(400,141)	-0-	(5,943,977)
Total of derivative liabilities	$(8,574,921)	$-0-	$(95,121)	$(400,141)	$-0-	$(9,070,183)

NOTE 12:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2014 are as follows:

2015	$654,134
2016	367,327
2017	50,266
2018	5,165
Total	$1,076,892

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $889,880 and $894,121 for the years ended December 31, 2014 and December 31, 2013, respectively.

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

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2015	$450,000
2016	450,000
2017	450,000
Total	$1,350,000

In conjunction with the acquisition of the eResearch Technology, Inc. EDC assets, the Company entered into the First Amendment to Settlement and Licensing Agreement with DataSci, LLC in June 2009 to provide for license payments totaling $300,000 to DataSci over the next three years for the EDC assets acquired in that transaction.  The Company has, to-date, made payments totaling $200,000.

During the years ended December 31, 2014 and December 31, 2013, respectively, the Company recorded a charge to earnings of  $156,701 and $189,408 respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2014 and December 31, 2013 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

EMPLOYMENT AGREEMENTS

In December 2014, we renewed an employment agreement with Mr. Cornelis F. Wit to serve as our Chief Executive Officer through December 31, 2015. As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Wit or the Company ninety days prior to the end of the term.  Mr. Wit receives an annual salary of $196,000 payable in cash and/or stock.  In the event that we consummate a transaction with a third party resulting in the sale, merger, consolidation, reorganization or other business combination involving all or a majority of our business, assets or stock, whether effected in one transaction or a series of transactions due to the initiative of Mr. Wit (whether or not during the term of the agreement), Mr. Wit will receive a fee equal to 2% of the aggregate consideration.   The agreement also provides, among other things, for participation in employee benefits available to employees and executives.  Under the terms of the agreement, we may terminate Mr. Wit’s employment upon 30 days notice of a material breach and Mr. Wit may terminate the agreement under the same terms and conditions.  The employment agreement contains non-disclosure provisions, as well as a one year non-compete clause if Mr. Wit leaves the company voluntarily or a six month non-compete clause following his termination by the Company.

In December 2014, we renewed our employment agreement with Mr. Randall Smith to serve as our Chief Technology Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Smith or the Company ninety days prior to the end of the term. Under the terms of the agreement, as compensation for his services, Mr. Smith receives an annual salary of $310,500 to be paid in the form of cash and/or stock, as agreed upon by the parties.  The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Smith upon 30 days notice of a material breach and Mr. Smith may terminate the agreement under the same terms and conditions.  If Mr. Smith is terminated by us for any reason other than for cause, we must pay him severance benefits equal to six month’s salary.  The employment agreement contains non-disclosure provisions, as well as a one year non-competition restriction following the termination of the agreement.

In September 2014, we renewed our employment agreement with Mr. Stephen Johnson to serve as our President and Chief Operating Officer.  As part of the renewal the employment agreement will renew for successive one-year terms unless the employment agreement is expressly cancelled by either Mr. Johnson or the Company ninety days prior to the end of the term. Under the terms of this agreement, Mr. Johnson receives an annual salary of $310,500.   The agreement also provides, among other things, for participation in employee benefit plans or programs applicable to employees and executives.  Under the terms of the agreement, we may terminate the employment of Mr. Johnson upon 30 days notice of a material breach and Mr. Johnson may terminate the agreement under the same terms and conditions.  If Mr. Johnson is terminated by us for any reason other than for cause, we must pay him severance benefits equal to three month’s salary for every year of service up to a maximum of twelve months salary.  The employment agreement contains non-disclosure provisions as well as a one year non-compete clause if Mr. Johnson leaves the company voluntarily or a six month non-compete clause following his termination by the Company.

NOTE 13:	RELATED PARTY TRANSACTIONS

On February 1, 2013, the Company and our Chairman and Chief Technology Officer, Randall Smith, extended the maturity date of $20,000 promissory note until January 1, 2016. The promissory note bears interest at 12% per annum.

On February 22, 2013, the Company and our Director, Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to January 1, 2015. The debentures bear interest at 10% per annum and were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On April 21, 2014, the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

On February 22, 2013, the Company and our Chief Operating Officer and President, Stephen Johnson, extended the maturity date of $25,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. The convertible debentures were originally issued in December 2008.

On February 22, 2013, the Company and our Chairman and Chief Technology Officer, Randall Smith, extended the maturity date of $5,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. The convertible debentures were originally issued in December 2008.

On December 5, 2013, the Company and our Director Guus van Kesteren, extended the maturity date of $160,000 of convertible debentures to January 1, 2016. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. The convertible debentures were originally issued in December 2008. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

As of December 31, 2014, we have an aggregate of $15,034,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

●

In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

●

From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

●

From October 2009 to December 2009, Mr. Wit invested $1,440,000, which amount was aggregated under the terms of one convertible note dated December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. The Company and Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

On April 1, 2013, the Company and Mr. Wit extended the maturity date of the promissory note to March 31, 2016. In December 2014, the outstanding principal was reduced by $6,879. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $2,860,000 promissory note to April 1, 2017. The expiration date of the warrants associated with the $2,860,000 promissory note was also extended to April 1, 2017

●

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2015. On April 4, 2014, the Company and Mr. Wit extended the maturity date of the promissory note until April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. The promissory note consolidates the amounts owed as detailed below:

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

●

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the promissory note until April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

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

●	On December 23, 2014, the Company issued a promissory note in the principal amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, our Chief Executive Officer and Director. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest on the assets pledged for the line for credit. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2014, $4,000,000 was outstanding on the line of credit at an interest rate of 2.25%.

For the years December 31, 2014 and December 31, 2013 we incurred $2,389,786 and $2,339,702, respectively, in interest expense payable to related parties.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

As of December 31, 2014 we had the following outstanding securities:

o	91,561,802 shares of common stock issued and outstanding;
o	48,463,517 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding,
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 Series D Preferred Stock issued and outstanding; and
o	$9,665,000 principal amount Convertible Debentures convertible into 24,620,000 shares of common stock.

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

During 2014, we issued 1,400,000 restricted shares of our common stock to our senior management team and our Board of Directors. The restrictions on the shares lapse ratably over a 3 year period. In 2014 we recognized $33,055 in compensation expense related to the share issuance.

In October 2014 a former director exercised options granted to the director during his term of service. As a result of the exercise, 57,143 common shares were issued to the individual.

During 2013, we issued 1,225,000 restricted shares of our common stock to our senior management team and our Board of Directors. The restrictions on the shares lapse ratably over a 3 year period. In 2014 we recognized $74,167 and in 2013 we recognized $53,125 in compensation expense related to the share issuance.

In June 2013 a former employee exercised options granted to the employee during their employment. As a result of the exercise, 11,000 common shares were issued to the individual.

In November 2013, we issued 2,270,000 shares of our common in relation to our acquisition of Promasys B. V. We issued the shares to the Promasys B.V. shareholders who were all non US-persons/ non US-entities and the issuance of the shares to them occurred in an offshore transaction. The issuance of the 2,270,000 shares of common stock to the 3 shareholders of Promasys B.V pursuant to the share exchange agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof. (See Note 8)

Preferred stock

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2014 and December 31, 2013, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share
	December 31,		as of December 31,
Series of preferred stock	2014	2013	2014	2013

Series A	$2,586,700	$2,380,439	$0.63	$0.58
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,668,680	$4,462,419

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

There were cumulative arrearages of $2,586,700 and $2,380,439, or $0.63 and $0.58 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2014 and December 31, 2013 respectively.

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

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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
o

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2014 and December 31, 2013, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2014 and December 31, 2013, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

The following table presents preferred dividends accreted for the years ended December 31, 2014 and December 31, 2013, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	year ended December 31,		year ended December 31,
	2014	2013	2014	2013
Preferred stock dividends in arrears Series A	$206,261	$206,261	$0.050	$0.050
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

 Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2014 and December 31, 2013, and the related changes during these years.

December 31, 2014 warrants outstanding						December 31, 2014 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2014	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2014	Weighted average exercise price
$0.25	–	$0.60	48,463,517	1.17	$0.35	48,463,517	$0.35

December 31, 2013 warrants outstanding						December 31, 2013 warrants exercisable
Range of exercise price			Number outstanding at December 31, 2013	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2013	Weighted average exercise price
$0.25	–	$0.60	44,728,873	2.05	$0.36	44,728,873	$0.36

Warrants
Balance at December 31, 2012	43,412,873
Issued	2,116,000
Exercised	-0-
Expired/forfeited	(800,000)
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at December 31, 2014	48,463,517
Warrants exercisable at December 31, 2014	48,463,517

Weighted average fair value of warrants granted during 2013	$0.19
Weighted average fair value of warrants granted during 2014	$0.15

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2012	$(69,092)	$(69,092)
2013 Activity	(18,512)	(18,512)
Balance at December 31, 2013	(87,604)	(87,604)
2014 Activity	(156,223)	(156,223)
Balance at December 31, 2014	$(243,827)	$(243,827)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

NOTE 15:	EMPLOYEE EQUITY INCENTIVE PLANS

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

As of December 31, 2014, there were 2,680,000 outstanding options and 2,625,000 restricted stock shares that have been granted under the 2009 Plan.  At December 31, 2014, there were 2,195,000 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of December 31, 2014, there were 450,000 outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2012	10,452,500	$0.36	1.68	$149,598
Granted	350,000	0.17
Exercised	(100,000)	0.18
Forfeited/cancelled/expired	(4,957,500)	0.42

Outstanding at December 31, 2013	5,745,000	0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	(150,000)	0.13
Forfeited/cancelled/expired	(2,615,000)	0.40

Outstanding at December 31, 2014	3,130,000	$0.20	1.59	$364,900

Vested and exercisable at December 31, 2014	2,855,000	$0.21	1.35	$332,850

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2014 and December 31, 2013, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the year ended December 31, 2014	695,834	$84,450
Fair value of options vesting during the year ended December 31, 2013	768,833	$81,391

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

Cash received from stock option exercises for the years ended December 31, 2014 and December 31, 2013 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2014 and December 31, 2013.

The following table summarizes information concerning options outstanding at December 31, 2014:

Awards breakdown by price range at December 31, 2014
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	2,080,000	1.98	$0.13	1,855,000	1.72	$0.12
0.21	to	0.29	600,000	0.92	0.24	550,000	0.69	0.25
0.30	to	0.49	-0-	0.00	0.00	-0-	0.00	0.00
0.50	to	0.70	450,000	0.68	0.50	450,000	0.68	0.50
0.00	to	0.70	3,130,000	1.59	$0.20	2,855,000	1.35	$0.21

The following table summarizes information concerning options outstanding at December 31, 2013:

Awards breakdown by price range at December 31, 2013
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	3,251,000	2.16	$0.15	2,530,166	1.86	$0.16
0.21	to	0.29	750,000	1.64	0.25	650,000	1.20	0.25
0.30	to	0.49	110,000	0.98	0.38	110,000	0.98	0.38
0.50	to	0.70	1,634,000	0.87	0.59	1,634,000	0.87	0.59
0.00	to	0.70	5,745,000	1.70	$0.29	4,924,166	1.42	$0.32

The weighted average fair value (per share) of options granted during the years ended December 31, 2014 and December 31, 2013 using the Black Scholes option-pricing model was $0.16 and $0.17, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2014 and 2013. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

	Stock option assumptions for the year ended
Stock option assumptions	December 31, 2014	December 31, 2013
Risk-free interest rate	0.93%	0.58%
Expected dividend yield	0.0%	0.0%
Expected volatility	199.0%	202.7%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	2014	2013
Stock options granted during the year ended December 31,	$0.16	$0.17

Stock options vested during the year ended December 31,	$0.12	$0.11

Stock options forfeited during the year ended December 31,	$0.31	$0.29

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2014, and changes during the year ended December 31, 2014 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2014	820,834	$0.13

Nonvested shares at December 31, 2014	275,000	$0.17

As of December 31, 2014, approximately $29,825 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.07 years.

NOTE 16:	INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2014	December 31, 2013
Federal statutory rate applied to (loss) before income taxes	$(1,685,418)	$(1,154,195)
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	(19,537)	94,122
Non deductible expenses	198,295	296,783
Change in deferred assets	64,449	71,274
Change in valuation allowance	1,422,674	786,138

Income tax expense/(benefit)	$(19,537)	$94,122

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

The components of income tax expense (benefit) for the years ended:

	December 31, 2014	December 31, 2013
Current tax expense/(benefit):	$(19,537)	$94,122
Deferred tax expense/(benefit):
Bad debt allowance	(45,407)	7,100
Operating loss carryforward	(1,441,716)	(864,512)
Amortization of intangibles	5,482	-0-
Patent litigation settlement	58,967	71,274
	(1,442,211)	(692,016)
Valuation allowance	1,422,674	786,138

Total tax expense/(benefit)	$(19,537)	$94,122

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
Amortization of intangibles	$278,216	$283,698
Bad debt allowance	69,022	23,615
Patent litigation liability accrual	256,441	315,408
Operating loss carryforwards	19,662,198	18,220,482
Gross deferred tax assets	20,265,877	18,843,203
Valuation allowance	(20,265,877)	(18,843,203)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $54,497,491.  This loss is allowed to be offset against future income until the year 2034 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2014.  The change in the valuation allowance for the year ended December 31, 2014 was an increase of $1,422,676. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

NOTE 17:	SUBSEQUENT EVENTS

On January 31, 2015 the Company issued a promissory note payable in the amount of $950,000 and 3,800,000 common stock purchase warrants (“Warrants”) to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and matures on April 1, 2017. The Warrants are exercisable until April 1, 2017 at an exercise price of $0.25.

On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to April 1, 2017. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND DECEMBER 31, 2013

On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The debentures bear interest at 10% per annum. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures to April 1, 2017. The debentures bear interest at 12% per annum. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company extended the expiration date of the warrants associated with the promissory note due to Mr. Wit in the amount of $1,600,000 with a maturity date of April 1, 2017. The Warrants are exercisable at $0.25 per share and the new expiration date of the Warrants is April 1, 2017.

On February 3, 2015 the Company renewed the Line of Credit with The Northern Trust Company and increased the available balance to $5,000,000. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate.

On March 20, 2015 the Company awarded 275,000 restricted shares to our Chairman and Chief Technology Officer, Randall G. Smith, 175,000 restricted shares to our Chief Executive Officer and Director, Cornelis F. Wit, 115,000 restricted shares to our Chief Operating Officer and President, Stephen E. Johnson, and 100,000 restricted shares to our Chief Financial Officer, Thomas E. Vickers. The restrictions on the shares lapse ratably over a three year period contingent on continued employment.

On March 23, 2015 a former employee exercised 7,500 stock options.

Subsequent to December 31, 2014 the Company drew an additional $750,000 on its line of credit.