Form 10-Q
period 2015-03-31
OMNICOMM SYSTEMS INC
filed 2015-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2015: 92,240,102 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Three month period ended March 31, 2015

PART I. FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47

ITEM 4. CONTROLS AND PROCEDURES	47

PART II. OTHER INFORMATION	48

ITEM 1. LEGAL PROCEEDINGS	48

ITEM 1A. RISK FACTORS	48

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	48

ITEM 4. MINE SAFETY DISCLOSURES	48

ITEM 5. OTHER INFORMATION	49

ITEM 6. EXHIBITS	49

SIGNATURES	50
EXHIBIT 31.1*
EXHIBIT 31.2*
EXHIBIT 32.1**

Exhibit 101.SCH XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL XBRL Taxonomy Extension Calculation Document*
Exhibit 101.DEF XBRL Taxonomy Extension Definition Document*
Exhibit 101.LAB XBRL Taxonomy Extension Label Document*
Exhibit 101.PRE XBRL Taxonomy Extension Presentation Document*

* Filed herewith
** Furnished herewith

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,247,373	$522,914
Accounts receivable, net of allowance for doubtful accounts of $165,711 and $186,085, respectively	2,869,159	3,416,151
Prepaid expenses	155,143	228,082
Prepaid stock compensation, current portion	213,350	153,500
Other current assets	46,854	18,305
Total current assets	4,531,879	4,338,952
Property and equipment, net	586,319	468,136
Other assets
Intangible assets, net	176,663	203,921
Goodwill	526,606	596,620
Prepaid stock compensation	227,978	146,653
Other assets	46,260	49,092

TOTAL ASSETS	$6,095,705	$5,803,374

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,431,895	$1,894,185
Notes payable, current portion	20,000	-0-
Deferred revenue, current portion	5,428,752	5,840,875
Line of credit	-0-	4,000,000
Convertible notes payable, related parties, current portion, net of discount of $-0- and $-0-, respectively	5,000	-0-
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	3,648,168	2,729,902
Conversion feature liability	96,916	214,500
Warrant liability, related parties	8,196,443	6,496,448
Warrant liability	83,781	198,612
Total current liabilities	20,948,455	22,412,022

LONG TERM LIABILITIES
Line of credit, long term	4,750,000	-0-
Notes payable, related parties, long term, net of current portion, net of discount of $1,287,898 and $568,209, respectively	5,651,102	5,700,791
Notes payable, long term, net of current portion	792,500	812,500
Deferred revenue, long term, net of current portion	2,221,979	2,393,068
Convertible notes payable, related parties, long term, net of current portion	8,810,000	8,815,000
Convertible notes payable, long term, net of current portion	775,000	775,000
Patent settlement liability, long term, net of current portion	590,920	669,825

TOTAL LIABILITIES	44,539,956	41,578,206

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 92,234,302 and 91,561,802 issued and outstanding, respectively, at $0.001 par value	92,235	91,562
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,825,105	37,634,555
Accumulated other comprehensive (loss)	(349,284)	(243,827)
Accumulated deficit	(80,734,486)	(77,979,301)

TOTAL SHAREHOLDERS' (DEFICIT)	(38,444,251)	(35,774,832)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$6,095,705	$5,803,374

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenues	$4,387,454	$3,146,047
Reimbursable revenues	450,673	36,228
Total revenues	4,838,127	3,182,275

Cost of goods sold	959,495	754,083
Reimbursable expenses-cost of goods sold	392,102	109,192
Total cost of sales	1,351,597	863,275

Gross margin	3,486,530	2,319,000

Operating expenses
Salaries, benefits and related taxes	2,778,104	2,690,075
Rent and occupancy expenses	255,231	224,584
Consulting services	95,429	20,447
Legal and professional fees	119,536	84,957
Travel	286,947	214,894
Telephone and internet	31,379	43,586
Selling, general and administrative	359,821	259,832
Bad debt expense	(20,374)	20,354
Depreciation expense	52,162	62,410
Amortization expense	10,180	11,617
Total operating expenses	3,968,415	3,632,756

Operating (loss)	(481,885)	(1,313,756)

Other income/(expense)
Interest expense, related parties	(627,136)	(666,618)
Interest expense	(72,736)	(51,345)
Interest income	-0-	47
Change in derivative liabilities	(1,517,719)	544,883
Transaction (loss)	(55,324)	(4,436)
(Loss) before income taxes	(2,754,800)	(1,491,225)
Income taxes (expense)	(385)	(17,655)
Net (loss)	(2,755,185)	(1,508,880)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(50,859)	(50,859)
Total preferred stock dividends	(50,859)	(50,859)

Net (loss) attributable to common stockholders	$(2,806,044)	$(1,559,739)

Net (loss) per share
Basic and diluted	$(0.03)	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	91,643,746	90,104,659

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the three months ended March 31,
	2015	2014
Net (loss) attributable to common stockholders	$(2,806,044)	$(1,559,739)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(105,457)	(7,663)

Other comprehensive (loss)	(105,457)	(7,663)

Comprehensive (loss)	$(2,911,501)	$(1,567,402)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

	Preferred Stock									Common Stock
	5% Series A		8% Series B		8% Series C				Additional			Additional		Accumulated
	Convertible		Convertible		Convertible		Series D Preferred		paid in			paid in		other	Total
	Number	$0.001	Number	$0.001	Number	$0.001	Number	$0.001	capital	Number	$0.001	capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	of shares	Par value	of shares	Par value	of shares	Par value	preferred	of shares	Par value	common	deficit	income	(deficit)

Balances at December 31, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,334,358	$(73,519,917)	$(87,604)	$(31,460,879)

Employee stock option expense												63,654			63,654

Foreign currency translation adjustment														(156,223)	(156,223)

Restricted stock issuance										1,400,000	1,400	236,600			238,000

Cashless issuance of common stock, stock option exercise										57,143	57	(57)			-0-

Net income for year ended December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,459,384)	-0-	(4,459,384)

Balances at December 31, 2014	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	91,561,802	91,562	37,634,555	(77,979,301)	(243,827)	(35,774,832)

Employee stock option expense												10,923			10,923

Foreign currency translation adjustment														(105,457)	(105,457)

Restricted stock issuance										665,000	665	178,885			179,550

Issuance of common stock, stock option exercise										7,500	8	742			750

Net loss for period ended March 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(2,755,185)	-0-	(2,755,185)

Balances at March 31, 2015	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	92,234,302	$92,235	$37,825,105	$(80,734,486)	$(349,284)	$(38,444,251)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,755,185)	$(1,508,880)
Adjustment to reconcile net (loss) to net cash provide by/(used in) operating activities
Change in derivative liabilities	1,517,719	(544,883)
Interest expense from derivative instruments	148,438	200,564
Employee stock compensation	50,048	38,425
Provision for doubtful accounts	(20,374)	20,354
Depreciation and amortization	62,342	74,027
Changes in operating assets and liabilities
Accounts receivable	567,368	(943,344)
Prepaid expenses	72,939	3,420
Other current assets	(28,549)	-0-
Other assets	2,831	6,083
Accounts payable and accrued expenses	1,207,710	725,241
Patent settlement liability	(78,905)	(70,106)
Deferred revenue	(583,213)	919,826
Net cash provided by/(used in) operating activities	163,169	(1,079,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(175,848)	(15,184)
Net cash (used in) investing activities	(175,848)	(15,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(20,925)
Proceeds from revolving line of credit	750,000	500,000
Net cash provided by financing activities	750,000	479,075

Effect of exchange rate changes on fixed and intangible assets	92,595	-0-
Effect of exchange rate changes on cash and cash equivalents	(105,457)	(7,663)
Net increase/(decrease) in cash and cash equivalents	724,459	(623,045)
Cash and cash equivalents at beginning of period	522,914	1,160,720

Cash and cash equivalents at end of period	$1,247,373	$537,675

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$385	$1,290
Interest	$264,552	$219,075

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$14,054,000	$1,902,500
Promissory notes issued for accrued interest	$670,000	$980,000
Restricted stock issuance	$179,550	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys® allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the three month periods ended March 31, 2015 and March 31, 2014 we spent approximately $675,041 and $771,863, respectively, on R&D activities, which are primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2014 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2014 financial statements to conform to the 2015 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $105,457 and $7,663 for the three month periods ended March 31, 2015 and March 31, 2014 respectively.

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

MARCH 31, 2015 AND MARCH 31, 2014

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

The fees associated with each business activity for the periods ended March 31, 2015 and March 31, 2014, respectively are:

	For the three months ended
Revenue activity	March 31, 2015	March 31, 2014
Set-up fees	$1,264,544	$807,833
Change orders	142,041	113,088
Maintenance	1,231,877	959,631
Software licenses	740,937	667,317
Professional services	1,216,997	444,507
Hosting	241,731	189,899
Total	$4,838,127	$3,182,275

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $165,711 as of March 31, 2015 and $186,085 as of December 31, 2014, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	March 31, 2015	December 31, 2014
Beginning of period	$186,085	$65,341
Bad debt expense	(20,374)	147,543
Write-offs	-0-	(26,875)
Exchange rate impact	-0-	76
End of period	$165,711	$186,085

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2015, $992,520 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2015. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2015, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

One customer accounted for 11% of our revenues during the three month period ended March 31, 2015 or approximately $517,000 and another customer accounted for 10% or approximately $483,000. One customer accounted for 11% of our revenues during the three month period ended March 31, 2014 or approximately $363,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable

March 31, 2015	2	21%	1	14%
December 31, 2014	1	15%	1	18%
March 31, 2014	1	11%	2	25%

The table below provides revenues from European customers for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

European revenues
For the three months ended
March 31, 2015		March 31, 2014
European revenues	% of Total revenues	European revenues	% of Total revenues
$562,489	12%	$640,028	20%

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

MARCH 31, 2015 AND MARCH 31, 2014

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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2015, the Company had $7,650,731 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 6.1 years. The Company had $5,428,752 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $182,389 and $84,183 for the three month periods ended March 31, 2015 and March 31, 2014, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the three month periods ended March 31, 2015 and March 31, 2014 we spent approximately $675,041 and $771,863 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009. The 2009 Plan provides for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The predecessor plan, the OmniComm Systems, Inc., 1998 Stock Incentive Plan (the “1998 Plan”) expired on December 31, 2008. The 1998 Plan provided for the issuance of up to 12,500,000 shares in accordance with the terms of the 1998 Plan document. Each plan is more fully described in “Note 14, Employee Equity Incentive Plans”. The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation, (“ASC 718”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

EARNINGS PER SHARE

The Company accounts for Earnings per Share using ASC 260, Earnings per Share (“ASC 260”). Unlike diluted earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2015, we adopted the following new accounting pronouncements:

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

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending March 31, 2015 there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 91,643,746 and 90,104,659 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

The outstanding share balance as of March 31, 2015 and March 31, 2014, respectively, includes 2,506,681 and 850,007 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

Antidilutive shares of 83,357,382 and 82,178,428 have been omitted from the calculation of dilutive earnings/(loss) per share for the three month periods ended March 31, 2015 and March 31, 2014, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. There were no differences between basic and diluted earnings per share for the three month periods ended March 31, 2015 and March 31, 2014. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2015 and March 31, 2014, respectively.

Anti-Dilutive security	March 31, 2015	March 31, 2014
Preferred stock	2,750,149	2,750,149
Employee stock options	3,222,500	5,575,000
Warrants	52,263,517	48,463,517
Convertible notes	24,620,000	24,620,000
Shares issuable for accrued interest	501,216	769,762
Total	83,357,382	82,178,428

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

For the three months ended
	March 31, 2015			March 31, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(2,806,044)	91,643,746	$(0.03)	$(1,559,739)	90,104,659	$(0.02)

Effect of dilutive securities - none	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(2,806,044)	91,643,746	$(0.03)	$(1,559,739)	90,104,659	$(0.02)

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,883,914	$1,510,463	$373,451	$1,880,183	$1,482,737	$397,446	5
Leasehold improvements	91,352	83,201	8,151	92,504	82,353	10,151	5
Computer software	1,736,253	1,538,804	197,449	1,580,640	1,528,418	52,222	3
Office furniture	111,401	104,133	7,268	113,365	105,048	8,317	5
Total	$3,822,920	$3,236,601	$586,319	$3,666,692	$3,198,556	$468,136

Depreciation expense for the three month periods ended March 31, 2015 and March 31, 2014 was $52,162 and $62,410, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	March 31, 2015			December 31, 2014
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	106,187	10,029	96,158	120,305	9,357	110,948	15
Promasys B.V. software code	72,837	20,637	52,200	72,837	16,995	55,842	5
Promasys B.V. URLs/Website	53,630	25,325	28,305	60,760	23,629	37,131	3
Total	$1,625,355	$1,448,692	$176,663	$1,646,603	$1,442,682	$203,921

Amortization expense was $10,180 and $11,617 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2015	$29,642
2016	36,544
2017	21,647
2018	19,219
2019	7,079
Thereafter	62,532
Total	$176,663

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2015	December 31, 2014
Accounts payable	$1,214,342	$613,584
Accrued payroll and related costs	652,946	319,629
Other accrued expenses	79,751	85,248
Accrued interest	484,856	875,724
Total accounts payable and accrued expenses	$2,431,895	$1,894,185

NOTE 8:	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At March 31, 2015, $4,750,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

At March 31, 2015, the Company owed $7,751,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	March 31,		Long		Long
date	date	rate	2015	Current	term	Current	term
2/22/2013	4/1/2018	12%	$20,000	$-0-	$-0-	$-0-	$20,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
12/17/2014	1/1/2016	12%	20,000	20,000	-0-	-0-	-0-
1/31/2015	4/1/2017	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/31/2015	4/1/2017	12%	529,000	-0-	-0-	-0-	529,000
1/31/2015	4/1/2017	12%	950,000	-0-	-0-	-0-	950,000
Discount on note payable				-0-	-0-	-0-	(1,287,898)
Total			$7,751,500	$20,000	$792,500	$-0-	$5,651,102

At December 31, 2014, the Company owed $7,081,500 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending
			principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2014	Current	term	Current	term
1/1/2013	1/1/2016	12%	$529,000	$-0-	$-0-	$-0-	$529,000
2/22/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
12/17/2014	1/1/2016	12%	20,000	-0-	20,000	-0-	-0-
12/23/2014	4/1/2017	12%	280,000	-0-	-0-	-0-	280,000
Discount on note payable				-0-	-0-	-0-	(568,209)
Total			$7,081,500	$-0-	$812,500	$-0-	$5,700,791

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

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

On December 1, 2014 the Company issued a promissory note in the amount of $300,000 and paid $8,562 in principal in exchange for an existing promissory note in the amount of $308,562. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

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

On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 and paid $6,879 in principal to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the amount of $2,866,879. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

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

On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 and warrants to purchase 3,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $868,127 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $81,873. The warrant liability (discount) will be amortized over the 26 month duration of the note payable. The Company will continue to perform a fair value calculation periodically on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

NOTE 9:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2015.

							Discount	Carrying
				Principal at		Total	at	amount at	Carrying amount
Date of	Maturity	Interest	Original	March 31,	Allocated	discount	March 31,	March 31,	Short term		Long term
issuance	date	rate	principal	2015	discount	amortized	2015	2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	-0-	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	1/1/2016	12%	5,000	5,000	1,350	1,350	-0-	5,000	5,000	-0-	-0-	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	27,000	27,000	-0-	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2017	12%	160,000	160,000	43,200	43,200	-0-	160,000	-0-	-0-	-0-	160,000
12/16/2008	4/1/2017	12%	4,570,000	4,475,000	1,233,900	1,233,900	-0-	4,475,000	-0-	-0-	4,475,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	58,050	58,050	-0-	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	6,750	6,750	-0-	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
9/30/2009	4/1/2018	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
12/31/2009	4/1/2017	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
12/31/2009	4/1/2018	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$5,000	$75,000	$8,810,000	$775,000

The following table summarizes the convertible debt outstanding as of December 31, 2014.

							Discount	Carrying
				Principal at		Total	at	amount at	Carrying amount
Date of	Maturity	Interest	Original	December 31,	Allocated	discount	December 31,	December 31,	Short term		Long term
issuance	date	rate	principal	2014	discount	amortized	2014	2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	-0-	-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
12/16/2008	1/1/2016	12%	375,000	375,000	101,250	101,250	-0-	375,000	-0-	-0-	-0-	375,000
12/16/2008	1/1/2016	12%	4,600,000	4,505,000	1,242,000	1,242,000	-0-	4,505,000	-0-	-0-	4,505,000	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	27,000	27,000	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
12/31/2009	1/1/2016	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
12/31/2009	1/1/2016	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of March 31, 2015, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $119,098 of accrued interest at March 31, 2015.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. The debentures are secured by all of the assets of the Company. On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible debentures until April 1, 2013, including $1,100,000 in convertible debentures held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the offering until September 30, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,200,000 of the convertible debentures including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. As part of Amendment Number Two to Securities Purchase Agreement, Mr. Wit agreed to waive his rights to the granted Security Interest and for the release of the Collateral. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

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

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% convertible debentures and warrants to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The debentures, which bear interest at 12% per annum, matured on June 30, 2011. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. On June 30, 2011, the Company and the lenders agreed to extend all $1,490,000 of the convertible debentures until October 1, 2013, including $1,440,000 of the Debentures held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,490,000 of the convertible debentures, including $1,440,000 due to Mr. Wit, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2015 are as follows:

2015	$75,000
2016	255,000
2017	8,945,000
2018	390,000
Total	$9,665,000

NOTE 10:	FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the three month periods ended March 31, 2015 and March 31, 2014.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2015 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011, 2013, 2014 and 2015 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of March 31, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at March 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2015	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$3,745,084	$-0-	$-0-	$3,745,084
Warrant liability	8,280,224	-0-	-0-	8,280,224
Total of derivative liabilities	$12,025,308	$-0-	$-0-	$12,025,308

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the three month period ended March 31, 2015

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at March 31, 2015
Risk free interest rate	0.22%
Dividend yield	0.00%
Expected volatility	76.2% to 119.0%
Expected life (range in years)
Conversion feature liability	0.76 to 2.01
Warrant liability	0.76 to 2.01

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

A summary as of December 31, 2014 of the fair value of liabilities measured at fair value on a recurring basis follows:

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

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2014

Risk free interest rate	0.13%
Dividend yield	0.00%
Expected volatility	119.8% to 155.7%
Expected life (range in years)
Conversion feature liability	1.00 to 1.25
Warrant liability	1.00 to 2.25

A summary as of March 31, 2015 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 31,	Carrying amount March 31,	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	2015	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer list (4)	$110,948	$96,158	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	55,842	52,200	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	37,131	28,305	-0-	-0-	68,814
Total	$203,921	$176,663	$-0-	$-0-	$278,010

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

The table below presents the fair value of the Goodwill as of March 31, 2015 and December 31, 2014.

Fair Value Measurements

	March 31, 2015	December 31, 2014
(Level 3)
Goodwill	$526,606	$596,620

Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company will record a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The $70,014 change in the value of Goodwill during the three month period ended March 31, 2015 is the result of exchange rate variance.

The table below presents the unrealized gains/losses for the three month periods ended March 31, 2015 and March 31, 2014.

	Other income/(expense)
	for the three months ended
	March 31, 2015	March 31, 2014
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(loss) from changes in derivative liabilities at the reporting date	$(1,517,719)	$544,883

Total unrealized gains/(losses) included in earnings	$(1,517,719)	$544,883

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended March 31, 2015 and December 31, 2014. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2015 and December 31, 2014.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments still	issuances	Net transfers	Balance,
	beginning	Net realized	held at the	and	in and/or out	end of
	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Period ended March 31, 2015
Derivatives:
Conversion feature liability	$(2,944,402)	$-0-	$(800,682)	$-0-	$-0-	$(3,745,084)
Warrant liability	(6,695,060)	-0-	(717,037)	(868,127)	-0-	(8,280,224)
Total of derivative liabilities	$(9,639,462)	$-0-	$(1,517,719)	$(868,127)	$-0-	$(12,025,308)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at March 31, 2015 are as follows:

2015	$504,905
2016	395,278
2017	78,913
2018	4,559
Total	$983,655

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $255,231 and $224,584 for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in September 2016. The Company’s lease on its New Jersey field office expires in February 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

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

During the three month periods ended March 31, 2015 and March 31, 2014 the Company recorded a charge to earnings of $33,595 and $42,394 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2015 and March 31, 2014 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

As of March 31, 2015, we have an aggregate of $15,704,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

●

From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. As part of Amendment Number Two to Securities Purchase Agreement, Mr. Wit agreed to waive his rights to the granted Security Interest and for the release of the Collateral. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

On April 1, 2013, the Company and Mr. Wit extended the maturity date of the promissory note to March 31, 2016. In December 2014, the outstanding principal was reduced by $6,879. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $2,860,000 promissory note to April 1, 2017. The expiration date of the warrants associated with the $2,860,000 promissory note was also extended to April 1, 2017.

●

On December 31, 2011, the Company issued a promissory note in the principal amount of $1,600,000 and warrants to purchase 6,400,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of December 31, 2015 to Mr. Wit. The note carries an interest rate of 12% per annum and had a maturity date of January 1, 2015. On April 4, 2014, the Company and Mr. Wit extended the maturity date of the promissory note until April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. The promissory note consolidates the amounts owed as detailed below:

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

●

On January 1, 2013, the Company issued a promissory note in the principal amount of $529,000 and warrants to purchase 2,116,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of January 31, 2016 to Mr. Wit. The note carries an interest rate of 12% per annum and had a maturity date of January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the promissory note until April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017.

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

●	On December 23, 2014, the Company issued a promissory note in the principal amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

●	On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 and warrants to purchase 3,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to Mr. Wit in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, our Chief Executive Officer and Director. On December 18, 2013 the Company renewed the line of credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the line of credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At March 31, 2015, $4,750,000 was outstanding on the line of credit at an interest rate of 2.25%.

For the three month periods ended March 31, 2015 and March 31, 2014 we incurred $627,136 and $666,618, respectively, in interest expense payable to related parties.

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

As of March 31, 2015 we had the following outstanding securities:

o	92,234,302 shares of common stock issued and outstanding;
o	52,263,517 warrants issued and outstanding to purchase shares of our common stock;

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

On July 31, 2014, we issued 1,400,000 restricted shares of our common stock to our senior management team and our Board of Directors under the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The restrictions on the shares lapse ratably over a 3 year period. The 2009 Plan is more fully described in “Note 14, Employee Equity Incentive Plans”.

On March 20, 2015, we issued 665,000 restricted shares of our common stock to our senior management team under the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The restrictions on the shares lapse ratably over a 3 year period. The 2009 Plan is more fully described in “Note 14, Employee Equity Incentive Plans”.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2015 and March 31, 2014, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of March 31,		Cumulative arrearage per share as of March 31,
Series of preferred stock	2015	2014	2015	2014

Series A	$2,637,560	$2,431,298	$0.64	$0.59
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,719,540	$4,513,278

The following table presents preferred dividends accreted for the three month periods ended March 31, 2015 and March 31, 2014, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	three months ended March 31,		three months ended March 31,
	2015	2014	2015	2014
Preferred stock dividends in arrears Series A	$50,859	$50,859	$0.012	$0.012
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended March 31, 2015 and December 31, 2014, and the related changes during these periods.

March 31, 2015 warrants outstanding				March 31, 2015 warrants exercisable
	Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
Range of exercise price	March 31, 2015	remaining contractual life	exercise price	March 31, 2015	exercise price
$0.25 – $0.60	52,263,517	1.96	$0.34	52,263,517	$0.34

December 31, 2014 warrants outstanding				December 31, 2014 warrants exercisable
	Number outstanding at	Weighted average	Weighted average	Number exercisable at	Weighted average
Range of exercise price	December 31, 2014	remaining contractual life	exercise price	December 31, 2014	exercise price
$0.25 – $0.60	48,463,517	1.17	$0.35	48,463,517	$0.35

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Expired/forfeited	-0-
Balance at March 31, 2015	52,263,517
Warrants exercisable at March 31, 2015	52,263,517

Weighted average fair value of warrants granted during 2014	$0.18
Weighted average fair value of warrants granted during 2015	$0.18

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, quarterly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2013	$(87,604)	$(87,604)
2014 Activity	(156,223)	(156,223)
Balance at December 31, 2014	(243,827)	(243,827)
2015 Activity	(105,457)	(105,457)
Balance at March 31, 2015	$(349,284)	$(349,284)

NOTE 14:	EMPLOYEE EQUITY INCENTIVE PLANS

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

As of March 31, 2015, there were 2,772,500 outstanding options and 3,290,000 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2015, there were 1,437,500 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of March 31, 2015, there were 450,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2013	5,745,000	$0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	(150,000)	0.13
Forfeited/cancelled/expired	(2,615,000)	0.40

Outstanding at December 31, 2014	3,130,000	0.20	1.59	$364,900
Granted	100,000	0.30
Exercised	(7,500)	0.10
Forfeited/cancelled/expired	-0-	-0-

Outstanding at March 31, 2015	3,222,500	$0.21	1.45	$366,148

Vested and exercisable at March 31, 2015	2,872,500	$0.21	1.13	$337,348

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2015 and March 31, 2014, respectively, was:

	Number of options vested	Fair value of options vested
Fair value of options vesting during the three months ended March 31, 2015	25,000	$3,665
Fair value of options vesting during the three months ended March 31, 2014	25,000	$1,055

Cash received from stock option exercises for the three month periods ended March 31, 2015 and March 31, 2014 was $750 and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2015 and March 31, 2014.

The following table summarizes information concerning options outstanding at March 31, 2015:

Awards breakdown by price range at March 31, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	2,072,500	1.73	$0.13	1,872,500	1.50	$0.12
0.21	to	0.29	600,000	0.68	0.24	550,000	0.45	0.25
0.30	to	0.49	100,000	4.93	0.30	-0-	0.00	0.00
0.50	to	0.70	450,000	0.43	0.50	450,000	0.43	0.50
0.00	to	0.70	3,222,500	1.45	$0.21	2,872,500	1.13	$0.21

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

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

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2015 was $0.29 and $0.15 during the three month period ended March 31, 2014. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the three month periods ended March 31, 2015 and March 31, 2014.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2015	December 31, 2014
Risk-free interest rate	0.99%	0.93%
Expected dividend yield	0.0%	0.0%
Expected volatility	192.7%	199.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	2015	2014
Stock options granted during the three month period ended March 31,	$0.29	$0.15

Stock options vested during the three month period ended March 31,	$0.15	$0.04

Stock options forfeited during the three month period ended March 31,	$-0-	$0.36

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2015, and changes during the three month period ended March 31, 2015 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2015	275,000	$0.17

Nonvested shares at March 31, 2015	350,000	$0.21

As of March 31, 2015, approximately $47,883 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 15:	INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	March 31, 2015	March 31, 2014
Federal statutory rate applied to (loss) before income taxes	$(1,036,631)	$(561,148)
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	385	17,655
Non deductible expenses	632,456	(120,715)
Change in deferred assets	14,012	17,323
Change in valuation allowance	390,163	664,540

Income tax expense/(benefit)	$385	$17,655

The components of income tax expense/(benefit) for the three month periods ended:

	March 31, 2015	March 31, 2014
Current tax expense/(benefit):	$385	$17,655
Deferred tax expense/(benefit):
Bad debt allowance	7,667	(7,659)
Operating loss carryforward	(411,842)	(674,203)
Amortization of intangibles	1,370	1,370
Patent litigation settlement	12,642	15,952
	(389,778)	(646,885)
Valuation allowance	390,163	664,540

Total tax expense/(benefit)	$385	$17,655

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND MARCH 31, 2014

(unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31, 2015	March 31, 2014
Amortization of intangibles	$276,846	$282,328
Bad debt allowance	61,355	31,274
Patent litigation liability accrual	243,799	299,455
Operating loss carryforwards	20,074,040	18,894,685
Gross deferred tax assets	20,656,040	19,507,742
Valuation allowance	(20,656,040)	(19,507,742)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $55,591,943. This loss is allowed to be offset against future income until the year 2035 when the NOLs will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through March 31, 2015. The change in the valuation allowance for the three month period ended March 31, 2015 was an increase of $390,163.

NOTE 16:	SUBSEQUENT EVENTS

On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures, originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 1, 2015 the Company and the lenders extended the maturity date of $50,000 of convertible debentures, originally issued in December 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

On April 6, 2015 the Company issued a total of 75,000 options to two employees. The options were issued under the 2009 Equity Incentive Plan, are exercisable at the closing market price on the grant date, expire 5 years from the grant date and vest 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary.

On April 27, 2015, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 29, 2015 an employee exercised 30,000 stock options utilizing a cashless exercise that resulted in 5,800 shares of common stock being issued to the employee.

On April 30, 2015 the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures, due to our Chief Operating Officer and President, Stephen E. Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 the Company and our former Director Guus van Kesteren extended the maturity date of $160,000 of convertible debentures to Mr. van Kesteren, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued to Mr. Veatch, in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

Subsequent to March 31, 2015 the Company repaid $150,000 on its line of credit

Subsequent to March 31, 2015, the Company paid $5,000 in principal on a convertible debenture due to our Chairman and Chief Technology Officer, Randall G. Smith.

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

In 2015, the primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $675,041 and $771,863 on R&D activities during the three months ended March 31, 2015 and March 31, 2014, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our R&D team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2015.  We increased the marketing and business development budget for our TrialOne product during 2014 and the first three months of 2015 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2015 compared with the three months ended March 31, 2014

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2015 and March 31, 2014 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of		%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$4,838,127		$3,182,275		$1,655,852	52.0%

Cost of sales	1,351,597	27.9%	863,275	27.1%	488,322	56.6%

Gross margin	3,486,530	72.1%	2,319,000	72.9%	1,167,530	50.3%

Salaries, benefits and related taxes	2,778,104	57.4%	2,690,075	84.5%	88,029	3.3%
Rent	255,231	5.3%	224,584	7.1%	30,647	13.6%
Consulting	95,429	2.0%	20,447	0.6%	74,982	366.7%
Legal and professional fees	119,536	2.5%	84,957	2.7%	34,579	40.7%
Other expenses	360,294	7.4%	352,861	11.1%	7,433	2.1%
Selling, general and administrative	359,821	7.4%	259,832	8.2%	99,989	38.5%
Total operating expenses	3,968,415	82.0%	3,632,756	114.2%	335,659	9.2%

Operating (loss)	(481,885)	-10.0%	(1,313,756)	-41.3%	831,871	-63.3%

Interest expense	(699,872)	-14.5%	(717,963)	-22.6%	18,091	-2.5%
Interest income	-0-	0.0%	47	0.0%	(47)	-100.0%
Change in derivatives	(1,517,719)	-31.4%	544,883	17.1%	(2,062,602)	-378.5%
Transaction (loss)	(55,324)	-1.1%	(4,436)	-0.1%	(50,888)	1147.2%

(Loss) before income taxes and dividends	(2,754,800)	-56.9%	(1,491,225)	-46.9%	(1,263,575)	84.7%
Income tax (expense)	(385)	0.0%	(17,655)	-0.6%	17,270	-97.8%
Net (Loss)	(2,755,185)	-56.9%	(1,508,880)	-47.4%	(1,246,305)	82.6%

Total preferred stock dividends	(50,859)	-1.1%	(50,859)	-1.6%	-0-	0.0%

Net (Loss) attributable to common stockholders	$(2,806,044)	-58.0%	$(1,559,739)	-49.0%	$(1,246,305)	79.9%

Net (Loss) per share	$(0.03)		$(0.02)

Weighted average number of shares outstanding	91,643,746		90,104,659

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2015 and March 31, 2014.

	For the three months ended
Revenue activity	March 31, 2015		March 31, 2014		$ Change	% Change
Set-up fees	$1,264,544	26.1%	$807,833	25.4%	$456,711	56.5%
Change orders	142,041	2.9%	113,088	3.5%	28,953	25.6%
Maintenance	1,231,877	25.5%	959,631	30.1%	272,246	28.4%
Software licenses	740,937	15.3%	667,317	21.0%	73,620	11.0%
Professional services	1,216,997	25.2%	444,507	14.0%	772,490	173.8%
Hosting	241,731	5.0%	189,899	6.0%	51,832	27.3%
Total	$4,838,127	100.0%	$3,182,275	100.0%	$1,655,852	52.0%

Overall Revenue increased by $1,655,852 or 52.0%. This increase is primarily the result of increases in professional services, set-up fees and maintenance.

We recorded revenue of $3,133,371 including $1,264,544 from set-up fees and $777,448 from maintenance revenues associated with our TrialMaster suite during the three months ended March 31, 2015 compared with revenue of $2,172,293 that included $807,833 in set-up fees and $501,351 in maintenance revenues during the three months ended March 31, 2014.

We recorded $465,169 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended March 31, 2015 compared with $620,196 for the three months ended March 31, 2014.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $69,650 in revenues from hosting activities and $48,900 in professional services associated with the eClinical suite during the three months ended March 31, 2015 compared with $85,399 from hosting activities and $54,950 from professional services activities for the three months ended March 31, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $303,604 in revenues from maintenance relating to eClinical in the three months ending March 31, 2015 as compared to $379,704 for the three months ending March 31, 2014.

We recorded revenue of $1,030,473 including $302,554 from software licensing and $615,665 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended March 31, 2015 compared with revenue of $160,759 including $32,917 from software licensing and $96,380 from professional services for the three months ended March 31, 2014.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $209,114 for the three months ended March 31, 2015 including $53,275 from software licensing and $93,545 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $229,027 for the three months ended March 31, 2014 including $159,938 from software licensing and $69,089 from maintenance.

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

Our top five customers accounted for approximately 38% of our revenues during the three months ended March 31, 2015 and approximately 31% of our revenues during the three months ended March 31, 2014.  One customer accounted for approximately 11% of our revenues and another accounted for approximately 10% during the three months ended March 31, 2015.   One customer accounted for approximately 11% of our revenues the three months ended March 31, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 57% or $488,322 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  Cost of goods sold were approximately 28% of revenues for the three months ended March 31, 2015 compared to approximately 27% for the three months ended March 31, 2014. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended March 31, 2015 primarily due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 9% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients and an increase in marketing expenses.

Salaries and related expenses were our biggest operating expense at 70% of total operating expenses for the three months ended March 31, 2015 compared to 74% of total operating expenses for the three months ended March 31, 2014.  Salaries and related expenses increased by 3% for the three months ended March 31, 2015 when compared to the same period ended March 31, 2014.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	March 31, 2015	March 31, 2014	$ Change	% Change
OmniComm corporate operations	$1,890,978	$1,908,346	$(17,368)	-0.9%
New Jersey operations office	252,242	142,555	109,687	76.9%
OmniComm Europe, GmbH	176,936	202,730	(25,794)	-12.7%
OmniComm Ltd.	231,676	229,377	2,299	1.0%
OmniComm Spain	43,466	34,527	8,939	25.9%
OmniComm Promasys B.V.	132,758	134,115	(1,357)	-1.0%
Employee stock compensation	50,048	38,425	11,623	30.2%
Total salaries and related expenses	$2,778,104	$2,690,075	$88,029	3.3%

We currently employ approximately 60 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 12 employees out of our New Jersey regional operating office, 19 out-of-state employees, 10 employees out of a wholly-owned subsidiary in the United Kingdom, 19 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended March 31, 2015 and the three months ended March 31, 2014 we incurred $50,048 and $38,425, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 14% during the three months ended March 31, 2015 when compared to the three months ended March 31, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is primarily associated with an increase in our Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2016.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending March 31, 2015 was a decrease in expense of $6,185 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $2,620 for the three month period ending March 31, 2014.

For the three months ended
	March 31, 2015	March 31, 2014	$ Change	% Change
Corporate office	$86,110	$85,059	$1,051	1.2%
Co-location and disaster recovery facilities	123,111	82,840	40,271	48.6%
New Jersey operations office	13,761	13,372	389	2.9%
OmniComm Europe, GmbH	19,440	24,923	(5,483)	-22.0%
OmniComm Ltd.	16,123	17,200	(1,077)	-6.3%
OmniComm Spain	1,125	2,053	(928)	-45.2%
OmniComm Promasys B.V.	1,746	1,757	(11)	-0.6%
Straight-line rent expense	(6,185)	(2,620)	(3,565)	-136.1%
Total	$255,231	$224,584	$30,647	13.6%

Consulting services expense increased to $95,429 for the three months ended March 31, 2015 compared with $20,447 for the three months ended March 31, 2014. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months of 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	March 31, 2015	March 31, 2014	$ Change	% Change
Sales and marketing	$-0-	$-0-	$-0-	n/a
Product development	95,429	20,447	74,982	366.7%
Total	$95,429	$20,447	$74,982	366.7%

Legal and professional fees increased approximately 41% for the three months ended March 31, 2015 compared with the three months ended March 31, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2015 and March 31, 2014, respectively.

For the three months ended
Expense Category	March 31, 2015	March 31, 2014	$ Change	% Change
Financial advisory	$18,750	$-0-	$18,750	n/a
Audit and related	40,169	21,999	18,170	82.6%
Accounting services	31,445	45,748	(14,303)	-31.3%
Legal-employment related	23,807	1,610	22,197	n/m
Legal-financial related	2,730	2,610	120	4.6%
General legal	2,635	12,990	(10,355)	-79.7%
Total	$119,536	$84,957	$34,579	40.7%

Selling, general and administrative expenses (“SG&A”) increased by $99,989 or approximately 39% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $420,000 on marketing, sales and advertising. We expect that the 2015 marketing, sales and advertising expenses will be approximately $750,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended March 31, 2015 we recognized a credit of $20,374 for bad debt as compared to $20,354 in bad debt expense for the three month period ended March 31, 2014.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2015 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2015.

Interest expense was $699,872 during the three months ended March 31, 2015 compared to $717,963 for the three months ended March 31, 2014, a decrease of $18,091.  Interest incurred to related parties was $627,136 during the three months ended March 31, 2015 and $666,618 for the three months ended March 31, 2014.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011, 2013, 2014 and 2015.  The table below provides detail on the significant components of interest expense for the three months ended March 31, 2015 and March 31, 2014.

Interest Expense

	For the three months ended
Debt Description	March 31, 2015	March 31, 2014	$ Change
Accretion of discount from derivatives	$148,438	$200,564	$(52,126)
August 2008 convertible notes	47,342	47,342	-0-
December 2008 convertible notes	147,353	147,353	-0-
September 2009 secured convertible debentures	35,507	35,507	-0-
December 2009 convertible debentures	44,088	44,088	-0-
General interest	50,545	37,587	12,958
Related party notes payable	226,599	205,522	21,077
Total	$699,872	$717,963	$(18,091)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2014 and 2015 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013, 2014 and 2015.  We recorded a net unrealized loss of $1,517,719 during the three months ended March 31, 2015 compared with a net unrealized gain of $544,883 during the three months ended March 31, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2015 and March 31, 2014 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $50,859 and $50,859 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2015, and March 31, 2014, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,637,560
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,719,540

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2015, we had working capital deficit of approximately $16,416,576.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	March 31, 2015	December 31, 2014	$ Change
Cash	$1,247,373	$522,914	$724,459
Accounts receivable, net of allowance for doubtful accounts	2,869,159	3,416,151	(546,992)
Prepaid expenses	155,143	228,082	(72,939)
Prepaid stock compensation, current portion	213,350	153,500	59,850
Other current assets	46,854	18,305	28,549
Current assets	4,531,879	4,338,952	192,927

Accounts payable and accrued expenses	2,431,895	1,894,185	537,710
Notes payable, current portion	20,000	-0-	20,000
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	5,428,752	5,840,875	(412,123)
Line of credit	-0-	4,000,000	(4,000,000)
Convertible notes payable, related parties, current portion, net of discount	5,000	-0-	5,000
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	3,648,168	2,729,902	918,266
Conversion feature liability	96,916	214,500	(117,584)
Warrant liability, related parties	8,196,443	6,496,448	1,699,995
Warrant liability	83,781	198,612	(114,831)
Current liabilities	20,948,455	22,412,022	(1,463,567)

Working capital (deficit)	$(16,416,576)	$(18,073,070)	$1,656,494

Statement of Cash Flows Disclosure
	For the three month period ended
	March 31, 2015	March 31, 2014
Net cash provided by/(used in) operating activities	$163,169	$(1,079,273)
Net cash (used in) investing activities	(175,848)	(15,184)
Net cash provided by financing activities	750,000	479,075

Net increase/(decrease) in cash and cash equivalents	724,459	(623,045)

Changes in operating accounts	1,160,181	641,120

Effect of non-cash transactions on cash and cash equivalents	$1,758,173	$(211,513)

Cash and Cash Equivalents

Cash and cash equivalents increased by $724,459 to $1,247,373 at March 31, 2015. The increase is primarily comprised of a net loss of $2,755,185, changes in working capital accounts of $1,160,181 and a decrease from non-cash transactions of $1,758,173. During the three months ended March 31, 2015 we had investing activities comprised of net purchases of property and equipment of $175,848. For financing activities, we borrowed $750,000 against our revolving line of credit.

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

Presently, we have approximately $250,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2015.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of March 31, 2015:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3-5 Years
Promissory notes (1)	$7,751,500	$20,000	(2)	$-0-		$7,711,500	(3)	$20,000	(4)
Convertible notes	9,665,000	80,000	(5)	250,000	(6)	8,945,000	(7)	390,000	(8)
Lines of credit (9)	4,750,000	-0-		-0-		4,750,000		-0-
Operating lease obligations (10)	983,655	665,553		257,841		57,070		3,191
Patent licensing fees (11)	1,750,000	962,500		450,000		337,500		-0-
Total	$24,900,155	$1,728,053		$957,841		$21,801,070		$413,191

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in January 2016.
3.	Includes $420,000 of 10% notes payable that mature in April 2017 and $7,291,500 of 12% notes payable that mature in April 2017.
4.	Includes $20,000 of 12% notes payable that mature in April 2018.
5.

Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of  the holder at a conversion rate of $1.25 per share and $5,000 in 12% convertible notes that mature in January 2016.

6.	Includes $150,000 in 10% convertible notes that mature in April 2016 and $100,000 in 12% convertible notes that mature in April 2016.
7.	Includes $1,770,000 in 10% convertible notes that mature in April 2017 and $7,175,000 in 12% convertible notes that mature in April 2017.
8.	Includes $390,000 in 12% convertible notes that mature in April 2018.
9.	Includes $4,750,000 due on the revolving Line of Credit with The Northern Trust Company.
10.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our Co-location and disaster recovery locations in Ohio and Florida, our R&D office in England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.

11.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $194,098 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

On February 22, 2013 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016.

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

On December 5, 2013 the Company and our former Director Guus van Kesteren extended the maturity date of $160,000 of convertible debentures to Mr. van Kesteren, originally issued in August 2008. The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

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

On April 21, 2014, the Company and our former Director, Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to April 1, 2016. The debentures bear interest at 10% per annum and were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

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

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

During the next twelve months we expect debt in the aggregate amount of $100,000 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;

●	$20,000 of 12% promissory notes that mature in January 2016; and

●	$5,000 of 12% convertible debt that mature in January 2016.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending March 31, 2015, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2015 regarding our audited financial statements for the year ended December 31, 2014.

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

STOCK BASED COMPENSATION.

The Company accounts for its employee equity incentive plans under ASC 718, Compensation–Stock Compensation (“ASC 718”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

During the first three months of 2015, we adopted the following new accounting pronouncements:

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

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2014 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2015, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We believe that our incorrect application of Item 9 of Form 8-K and Article 8 of Regulation S-X, and the resulting failure to timely file a required report under the Exchange Act, was caused by a lack of full familiarization on the part of our financial officers with the SEC’s accounting rules relating to acquisition transactions. However, the assets, liabilities and results of operations of Promasys have been consolidated in our financial statements since the effective date of the acquisition, and our late filing of the required audited financial statements, interim financial statements and pro-forma financial statements did not impact our financial statements or results of operations. In order to reduce the likelihood that a similar event will occur in the future, we have taken remedial action including (a) establishing a policy that all proposed acquisitions be discussed with both our SEC counsel and our independent auditors prior to their consummation and (b) devoting resources to bolstering our financial officers’ knowledge of SEC accounting requirements, particularly those associated with acquisition transactions.

While we believe the remedial steps we have taken will reduce the likelihood of a similar occurrence in the future, there is no assurance that a significant deficiency or material weakness will not be identified in the future as a result of this or other circumstances.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.77*	Amendment number three to securities purchase agreement dated September 30, 2009 between the Company and Leonard and Janine Epstein Revocable Trust dated 4/1/2015

10.78*	Amendment number three to securities purchase agreement dated December 31, 2009 between the Company and Richard & Carolyn Danzansky dated 4/1/2015

10.79*	Promissory note payable to Randall Smith dated April 1, 2015

10.80*	Amendment number three to securities purchase agreement dated December 31, 2009 between the Company and Paul Spitzberg dated 4/1/2015

10.81*	December 2008 convertible note maturity date extension with Fernando Montero Incentive Savings Trust dated 4/27/2015

10.82*	December 2008 convertible note maturity date extension with Stephen Johnson dated 4/30/2015

10.83*	December 2008 convertible note maturity date extension with Guus van Kesteren dated 5/1/2015

10.84*	December 2008 convertible note maturity date extension with Matthew Veatch dated 5/7/2015

10.85*	Amendment number one to securities purchase agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated 03/30/2011.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2015

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)