Form 10-Q
period 2015-06-30
OMNICOMM SYSTEMS INC
filed 2015-08-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of August 13, 2015: 92,845,102 common stock $.001 par value.

 Table of Contents to the Quarterly Report on Form 10-Q for the Six month period ended June 30, 2015

Exhibit 101.INS	XBRL Instance
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Document*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document*

* Filed herewith

** Furnished herewith

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,186,088	$522,914
Accounts receivable, net of allowance for doubtful accounts of $99,083 and $186,085, respectively	3,003,338	3,416,151
Prepaid expenses	164,585	228,082
Prepaid stock compensation, current portion	219,275	153,500
Other current assets	12,647	18,305
Total current assets	4,585,933	4,338,952
Property and equipment, net	654,337	468,136
Other assets
Intangible assets, net	171,853	203,921
Goodwill	549,193	596,620
Prepaid stock compensation	235,215	146,653
Other assets	47,870	49,092

TOTAL ASSETS	$6,244,401	$5,803,374

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,124,190	$1,894,185
Deferred revenue, current portion	6,696,830	5,840,875
Line of credit	-0-	4,000,000
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	1,757,681	2,729,902
Conversion feature liability	196,474	214,500
Warrant liability, related parties	4,292,816	6,496,448
Warrant liability	187,821	198,612
Total current liabilities	16,293,312	22,412,022

LONG TERM LIABILITIES
Line of credit, long term	5,000,000	-0-
Notes payable, related parties, long term, net of current portion, net of discount of $1,106,070 and $568,209, respectively	5,832,930	5,700,791
Notes payable, long term, net of current portion	792,500	812,500
Deferred revenue, long term, net of current portion	1,867,099	2,393,068
Convertible notes payable, related parties, long term, net of current portion	8,810,000	8,815,000
Convertible notes payable, long term, net of current portion	775,000	775,000
Patent settlement liability, long term, net of current portion	509,648	669,825

TOTAL LIABILITIES	39,880,489	41,578,206

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 92,845,102 and 91,561,802 issued and outstanding, respectively, at $0.001 par value	92,846	91,562
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,931,778	37,634,555
Accumulated other comprehensive (loss)	(327,358)	(243,827)
Accumulated deficit	(76,055,533)	(77,979,301)

TOTAL SHAREHOLDERS' (DEFICIT)	(33,636,088)	(35,774,832)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$6,244,401	$5,803,374

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$9,175,614	$6,611,538	$4,788,160	$3,465,491
Reimbursable revenues	497,412	179,486	46,739	143,258
Total revenues	9,673,026	6,791,024	4,834,899	3,608,749

Cost of goods sold	1,969,075	1,567,159	1,009,580	813,076
Reimbursable expenses-cost of goods sold	432,470	263,891	40,368	154,699
Total cost of sales	2,401,545	1,831,050	1,049,948	967,775

Gross margin	7,271,481	4,959,974	3,784,951	2,640,974

Operating expenses
Salaries, benefits and related taxes	5,542,217	5,228,311	2,764,113	2,538,236
Rent and occupancy expenses	482,711	443,987	227,480	219,403
Consulting services	176,740	50,558	81,311	30,111
Legal and professional fees	218,128	199,897	98,592	114,940
Travel	471,670	417,360	184,723	202,466
Telephone and internet	83,955	90,491	52,576	46,905
Selling, general and administrative	827,607	592,972	467,786	333,140
Bad debt expense	(5,402)	76,002	14,972	55,648
Depreciation expense	108,505	122,433	56,343	60,023
Amortization expense	20,237	23,227	10,057	11,610
Total operating expenses	7,926,368	7,245,238	3,957,953	3,612,482

Operating (loss)	(654,887)	(2,285,264)	(173,002)	(971,508)

Other income/(expense)
Interest expense, related parties	(1,299,785)	(1,240,176)	(672,649)	(573,558)
Interest expense	(145,897)	(106,732)	(73,161)	(55,387)
Interest income	-0-	65	-0-	18
Change in derivative liabilities	4,072,798	2,802,571	5,590,517	2,257,688
Transaction gain/(loss)	(48,076)	(13,319)	7,248	(8,883)
Income/(loss) before income taxes	1,924,153	(842,855)	4,678,953	648,370
Income taxes (expense)	(385)	(33,961)	-0-	(16,306)
Net income/(loss)	1,923,768	(876,816)	4,678,953	632,064
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(102,283)	(102,283)	(51,424)	(51,424)
Total preferred stock dividends	(102,283)	(102,283)	(51,424)	(51,424)
Net income/(loss) attributable to common stockholders	$1,821,485	$(979,099)	$4,627,529	$580,640

Net income/(loss) per share
Basic	$0.02	$(0.01)	$0.05	$0.01
Diluted	$0.01	$(0.01)	$0.03	$0.01
Weighted average number of shares outstanding
Basic	91,999,079	90,104,659	92,350,506	90,104,659
Diluted	103,712,786	90,104,659	120,664,362	90,722,106

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income/(loss) attributable to common stockholders	$1,821,485	$(979,099)	$4,627,529	$580,640
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(83,531)	(23,952)	21,926	(16,289)

Other comprehensive income/(loss)	(83,531)	(23,952)	21,926	(16,289)

Comprehensive income/(loss)	$1,737,954	$(1,003,051)	$4,649,455	$564,351

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred		Additional			Additional		Accumulated
		$0.001	Number	$0.001	Number	$0.001	Number	$0.001	paid in		$0.001	paid in		other	Total
	Number	Par	of	Par	of	Par	of	Par	capital	Number	Par	capital	Accumulated	comprehensive	shareholders'
	of shares	value	shares	value	shares	value	shares	value	preferred	of shares	value	common	deficit	income	(deficit)

Balances at December 31, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,334,358	$(73,519,917)	$(87,604)	$(31,460,879)

Employee stock option expense												63,654			63,654

Foreign currency translation adjustment														(156,223)	(156,223)

Restricted stock issuance										1,400,000	1,400	236,600			238,000

Cashless issuance of common stock, stock option exercise										57,143	57	(57)			-0-

Net loss for year ended December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,459,384)	-0-	(4,459,384)

Balances at December 31, 2014	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	91,561,802	91,562	37,634,555	(77,979,301)	(243,827)	(35,774,832)

Employee stock option expense												23,307			23,307

Foreign currency translation adjustment														(83,531)	(83,531)

Restricted stock issuance										1,025,000	1,025	246,925			247,950

Issuance of common stock, stock option exercise										252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise										5,800	6	(6)			-0-

Net income for period ended June 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	1,923,768	-0-	1,923,768

Balances at June 30, 2015	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	92,845,102	$92,846	$37,931,778	$(76,055,533)	$(327,358)	$(33,636,088)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,923,768	$(876,816)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(4,072,798)	(2,802,571)
Interest expense from derivative instruments	330,266	302,890
Employee stock compensation	116,920	77,540
Provision for doubtful accounts	(5,402)	76,002
Depreciation and amortization	128,742	145,660
Changes in operating assets and liabilities
Accounts receivable	418,215	(2,896,378)
Prepaid expenses	63,497	35,513
Other current assets	5,658	-0-
Other assets	1,222	(8,771)
Accounts payable and accrued expenses	900,005	628,803
Patent settlement liability	(160,177)	(142,316)
Deferred revenue	329,986	4,721,369
Net cash (used in) operating activities	(20,098)	(739,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298,489)	(26,214)
Net cash (used in) investing activities	(298,489)	(26,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(25,000)	(20,925)
Proceeds from revolving line of credit	1,000,000	500,000
Proceeds from exercise of stock options	27,250	-0-
Net cash provided by financing activities	1,002,250	479,075

Effect of exchange rate changes on fixed and intangible assets	63,042	-0-
Effect of exchange rate changes on cash and cash equivalents	(83,531)	(23,952)
Net increase/(decrease) in cash and cash equivalents	663,174	(310,166)
Cash and cash equivalents at beginning of period	522,914	1,160,720

Cash and cash equivalents at end of period	$1,186,088	$850,554

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$385	$33,961
Interest	$528,823	$594,873

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$14,874,000	$1,902,500
Promissory notes issued for accrued interest	$670,000	$980,000
Restricted stock issuance	$247,950	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

NOTE 1:                 ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys® (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2015 and June 30, 2014 we spent approximately $1,355,783 and $1,417,358, respectively, on R&D activities, which are primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

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

The operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

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

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2014 financial statements to conform to the 2015 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary OmniComm Ltd., in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $83,531 and $23,952 for the six month periods ended June 30, 2015 and June 30, 2014 respectively.

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, eClinical Suite and Promasys. Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical Suite software products, and consulting services and customer support, including training, for all of the Company's products.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

Fees charged for the trial system design, set up and implementation are amortized and recognized ratably over the estimated hosting period. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are typically billed based upon milestones. Revenues earned upon completion of a contractual milestone are deferred and recognized over the estimated remaining hosting period. Fees for application hosting and related services in the second stage are generally billed monthly or quarterly in advance. Revenues resulting from hosting services for the eClinical Suite products consist of installation and server configuration, application hosting and related support services. Revenues are recognized ratably over the period of the service.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The fees associated with each business activity for the periods ended June 30, 2015 and June 30, 2014, respectively are:

	For the six months ended
	June 30, 2015	June 30, 2014
Revenue activity
Set-up fees	$2,882,153	$1,943,854
Change orders	354,808	196,954
Maintenance	2,501,407	2,011,646
Software licenses	1,527,374	1,286,147
Professional services	1,924,967	952,805
Hosting	482,317	399,618
Total	$9,673,026	$6,791,024

	For the three months ended
	June 30, 2015	June 30, 2014
Revenue activity
Set-up fees	$1,617,609	$1,136,021
Change orders	212,767	83,866
Maintenance	1,269,530	1,052,015
Software licenses	786,437	618,830
Professional services	707,970	508,298
Hosting	240,586	209,719
Total	$4,834,899	$3,608,749

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $99,083 as of June 30, 2015 and $186,085 as of December 31, 2014, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	June 30, 2015	December 31, 2014
Beginning of period	$186,085	$65,341
Bad debt expense	(5,402)	147,543
Write-offs	(81,600)	(26,875)
Exchange rate impact	-0-	76
End of period	$99,083	$186,085

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2015, $795,717 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2015. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2015, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 13% of our revenues during the six month period ended June 30, 2015 or approximately $1,249,000. One customer accounted for 13% of our revenues during the six month period ended June 30, 2014 or approximately $856,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2015	1	13%	2	31%
December 31, 2014	1	15%	1	18%
June 30, 2014	1	13%	2	32%

The table below provides revenues from European customers for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

European revenues
For the six months ended
June 30, 2015		June 30, 2014
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,084,178	11%	$1,296,534	19%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2015, the Company had $8,563,929 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5.8 years. The Company had $6,696,830 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $406,502 and $228,530 for the six month periods ended June 30, 2015 and June 30, 2014, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2015 and June 30, 2014 we spent approximately $1,355,783 and $1,417,358 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

JUNE 30, 2015 AND JUNE 30, 2014

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2015, we adopted the following new accounting pronouncements:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending June 30, 2015 there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4:                 EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 91,999,079 and 90,104,659 for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

The outstanding share balance as of June 30, 2015 and June 30, 2014, respectively, includes 2,866,681 and 850,007 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 71,302,468 and 82,066,327 have been omitted from the calculation of dilutive earnings/(loss) per share for the six month periods ended June 30, 2015 and June 30, 2014, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2015 and June 30, 2014, respectively.

Anti-dilutive security	June 30, 2015	June 30, 2014
Preferred stock	2,750,149	2,750,149
Employee stock options	1,563,793	5,275,000
Warrants	52,263,517	48,463,517
Convertible notes	13,850,000	24,620,000
Shares issuable for accrued interest	875,009	957,661
Total	71,302,468	82,066,327

The employee stock options are exercisable at prices ranging from $0.045 to $0.50 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

	For the six months ended
	June 30, 2015			June 30, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$1,821,485	91,999,079	$0.02	$(979,099)	90,104,659	$(0.01)

Effect of dilutive securities -	(387,828)	11,713,707	(0.03)	-0-	-0-	-0-

Diluted EPS	$1,433,657	103,712,786	$0.01	$(979,099)	90,104,659	$(0.01)

	For the three months ended
	June 30, 2015			June 30, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$4,627,529	92,350,506	$0.05	$580,640	90,104,659	$0.01

Effect of dilutive securities -	(1,460,161)	28,313,856	(0.05)	-0-	617,447	-0-

Diluted EPS	$3,167,368	120,664,362	$0.03	$580,640	90,722,106	$0.01

See Item 5. Other Information

NOTE 5:                 PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,903,386	$1,546,029	$357,357	$1,880,183	$1,482,737	$397,446	5
Leasehold improvements	92,246	84,796	7,450	92,504	82,353	10,151	5
Computer software	1,852,482	1,569,680	282,802	1,580,640	1,528,418	52,222	3
Office furniture	112,034	105,306	6,728	113,365	105,048	8,317	5
Total	$3,960,148	$3,305,811	$654,337	$3,666,692	$3,198,556	$468,136

Depreciation expense for the six month periods ended June 30, 2015 and June 30, 2014 was $108,505 and $122,433, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

NOTE 6:                 INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	June 30, 2015			December 31, 2014
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	110,742	12,305	98,437	120,305	9,357	110,948	15
Promasys B.V. software code	72,837	24,279	48,558	72,837	16,995	55,842	5
Promasys B.V. URLs/Website	55,930	31,072	24,858	60,760	23,629	37,131	3
Total	$1,632,210	$1,460,357	$171,853	$1,646,603	$1,442,682	$203,921

Amortization expense was $20,237 and $23,227 for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2015	$20,297
2016	37,486
2017	21,950
2018	19,522
2019	7,383
Thereafter	65,215
Total	$171,853

NOTE 7:                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2015	December 31, 2014
Accounts payable	$823,291	$613,584
Accrued payroll and related costs	438,048	319,629
Other accrued expenses	79,159	85,248
Accrued interest	783,692	875,724
Total accounts payable and accrued expenses	$2,124,190	$1,894,185

NOTE 8:                 LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At June 30, 2015, $5,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

At June 30, 2015, the Company owed $7,731,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	June 30, 2015	Current	term	Current	term
1/1/2014	4/1/2017	12%	$980,000	$-0-	$-0-	$-0-	$980,000
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
1/31/2015	4/1/2017	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/31/2015	4/1/2017	12%	529,000	-0-	-0-	-0-	529,000
1/31/2015	4/1/2017	12%	950,000	-0-	-0-	-0-	950,000
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
Discount on note payable				-0-	-0-	-0-	(1,106,070)
Total			$7,731,500	$-0-	$792,500	$-0-	$5,832,930

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

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $628,086 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $351,914. The warrant liability (discount) will be amortized over the 39 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

On April 4, 2014 the Company issued a promissory note payable to our Chief Executive Officer and Director, Cornelis F. Wit, in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the prommissory note was also extended to April 1, 2017.

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

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016. On June 15, 2015 the Company paid $20,000 in exchange for the outstanding note payable in the same amount.

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

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $868,127 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $81,873. The warrant liability (discount) will be amortized over the 26 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith, in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

NOTE 9:                 CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2015.

				Principal			Discount	Carrying amount	Carrying amount
				at		Total	at	at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	June 30, 2015	Allocated discount	discount amortized	June 30, 2015	June 30, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	70,200	70,200	-0-	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,475,000	1,233,900	1,233,900	-0-	4,475,000	-0-	-0-	4,475,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	58,050	58,050	-0-	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	6,750	6,750	-0-	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
9/30/2009	4/1/2018	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
12/31/2009	4/1/2017	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
12/31/2009	4/1/2018	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
Total			$11,092,500	$9,660,000	$4,883,100	$4,883,100	$-0-	$9,660,000	$0	$75,000	$8,810,000	$775,000

The following table summarizes the convertible debt outstanding as of December 31, 2014.

				Principal			Discount	Carrying	Carrying amount
				at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2014	Allocated discount	discount amortized	December 31, 2014	December 31, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
12/16/2008	1/1/2016	12%	375,000	375,000	101,250	101,250	-0-	375,000	-0-	-0-	-0-	375,000
12/16/2008	1/1/2016	12%	4,600,000	4,505,000	1,242,000	1,242,000	-0-	4,505,000	-0-	-0-	4,505,000	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	27,000	27,000	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
12/31/2009	1/1/2016	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
12/31/2009	1/1/2016	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of June 30, 2015, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $120,968 of accrued interest at June 30, 2015.

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

Convertible Debentures

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit, and Guus van Kesteren, a Director of the Company. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, Mr. Wit and Mr. van Kesteren extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On April 21, 2014 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to Mr. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On April 27, 2015, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On April 30, 2015 the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures, due to our Chief Operating Officer and President, Stephen E. Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On May 1, 2015 the Company paid $5,000 to our Chairman and Chief Technology Officer, Randall G. Smith in exchange for his outstanding convertible note in the same amount. On May 1, 2015 the Company and our former Director Guus van Kesteren extended the maturity date of $160,000 of convertible debentures to Mr. van Kesteren, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued to Mr. Veatch, in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2015, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

The payments required at maturity under the Company’s outstanding convertible debt at June 30, 2015 are as follows:

2015	$75,000
2016	-0-
2017	9,195,000
2018	390,000
Total	$9,660,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

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

B.

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings methods

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the six month periods ended June 30, 2015 and June 30, 2014.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2015 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011, 2013, 2014 and 2015 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of June 30, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,954,155	$-0-	$-0-	$1,954,155
Warrant liability	4,480,637	-0-	-0-	4,480,637
Total of derivative liabilities	$6,434,792	$-0-	$-0-	$6,434,792

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six month period ended June 30, 2015

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at June 30, 2015

Risk free interest rate	0.24%
Dividend yield	0.00%
Expected volatility	73.8% to 144.0%
Expected life (range in years)
Conversion feature liability	1.76 to 2.76
Warrant liability	0.51 to 2.76

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

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

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2014
Risk free interest rate	0.13%
Dividend yield	0.00%
Expected volatility	119.8% to 155.7%
Expected life (range in years)
Conversion feature liability	1.00 to 1.25
Warrant liability	1.00 to 2.25

A summary as of June 30, 2015 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 31,	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	2014	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer list (4)	$110,948	$98,437	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	55,842	48,558	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	37,131	24,858	-0-	-0-	68,814
Total	$203,921	$171,853	$-0-	$-0-	$278,010

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

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The Company’s goodwill and other identifiable intangible assets with indefinite lives are measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

The table below presents the fair value of the Goodwill as of June 30, 2015 and December 31, 2014.

Fair Value Measurements

	June 30, 2015	December 31, 2014
(Level 3)
Goodwill	$549,193	$596,620

Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company will record a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The $47,427 change in the value of Goodwill during the six month period ended June 30, 2015 is the result of exchange rate variance.

The table below presents the unrealized gains for the six month periods ended June 30, 2015 and June 30, 2014.

	Other income
	For the six months ended
	June 30, 2015	June 30, 2014
The net amount of gains for the period included in earnings attributable to the unrealized gain from changes in derivative liabilities at the reporting date	$4,072,798	$2,802,571

Total unrealized gains included in earnings	$4,072,798	$2,802,571

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended June 30, 2015 and December 31, 2014. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2015 and December 31, 2014.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances	Net transfers	Balance,
For the six months ended	beginning	Net realized	held at the	and	in and/or out	end of
June 30, 2015	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Derivatives:
Conversion feature liability	$(2,944,402)	$-0-	$990,247	$-0-	$-0-	$(1,954,155)
Warrant liability	(6,695,060)	-0-	3,082,551	(868,128)	-0-	(4,480,637)
Total of derivative liabilities	$(9,639,462)	$-0-	$4,072,798	$(868,128)	$-0-	$(6,434,792)

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances	Net transfers	Balance,
For the year ended	beginning	Net realized	held at the	and	in and/or out	end of
December 31, 2014	of year	gains/(losses)	reporting date	settlements	of Level 3	year
Derivatives:
Conversion feature liability	$(3,126,206)	$-0-	$181,804	$-0-	$-0-	$(2,944,402)
Warrant liability	(5,943,977)	-0-	(122,997)	(628,086)	-0-	(6,695,060)
Total of derivative liabilities	$(9,070,183)	$-0-	$58,807	$(628,086)	$-0-	$(9,639,462)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

NOTE 11:               COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2015 are as follows:

2015	$360,296
2016	504,222
2017	317,516
2018	244,026
2019	246,450
Thereafter	715,775
Total	$2,388,285

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $482,711 and $443,987 for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in 2022. The Company’s lease on its New Jersey field office expires in February 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2015	$337,500
2016	450,000
2017	450,000
Total	$1,237,500

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

During the six month periods ended June 30, 2015 and June 30, 2014 the Company recorded a charge to earnings of $64,822 and $82,684 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2015 and June 30, 2014 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

NOTE 12:               RELATED PARTY TRANSACTIONS

On May 1, 2015 the Company paid $5,000 to our Chairman and Chief Technology Officer, Randall G. Smith in exchange for an outstanding convertible note in the same amount. The note carried an interest rate of 12% and had a maturity date of January 1, 2016.

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

As of June 30, 2015, we have an aggregate of $15,704,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

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

JUNE 30, 2015 AND JUNE 30, 2014

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

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, our Chief Executive Officer and Director. On December 18, 2013 the Company renewed the line of credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the line of credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At June 30, 2015, $5,000,000 was outstanding on the line of credit at an interest rate of 2.25%.

For the six month periods ended June 30, 2015 and June 30, 2014 we incurred $1,299,785 and $1,240,176, respectively, in interest expense payable to related parties.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

As of June 30, 2015 we had the following outstanding securities:

o     92,845,102 shares of common stock issued and outstanding;

o     52,263,517 warrants issued and outstanding to purchase shares of our common stock;

o     4,125,224 shares of our Series A Preferred Stock issued and outstanding;

o     -0- shares of our Series B Preferred Stock issued and outstanding;

o     -0- shares of our Series C Preferred Stock issued and outstanding;

o     250,000 share of our Series D Preferred Stock issued and outstanding; and

o     $9,660,000 principal amount Convertible Debentures convertible into 24,610,000 shares of common stock.

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

On July 31, 2014 we issued 1,400,000 restricted shares of our common stock to our senior management team and our Board of Directors under the 2009 Equity Incentive Plan of OmniComm Systems, Inc. (the “2009 Plan”). The restrictions on the shares lapse ratably over a 3 year period.

On October 31, 2014 a former director exercised stock options granted to the director during their term. As a result of the exercise, 57,143 common shares were issued to the individual.

On March 20, 2015 we issued 665,000 restricted shares of our common stock to our senior management team under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On March 31, 2015 a former employee exercised stock options granted to the employee during their employment. As a result of the exercise, 7,500 common shares were issued to the individual.

On April 29, 2015 an employee exercised stock options granted to the employee during their employment. As a result of the exercise, 5,800 common shares were issued to the individual.

On June 11, 2015 we issued 360,000 restricted shares of our common stock to our Board of Directors under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On June 15, 2015 an employee exercised stock options granted to the employee during their employment. As a result of the exercise, 225,000 common shares were issued to the individual.

On June 30, 2015 a former employee exercised stock options granted to the employee during their employment. As a result of the exercise, 20,000 common shares were issued to the individual.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2015 and June 30, 2014, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage		Cumulative arrearage per share
	as of June 30,		as of June 30,
Series of preferred stock	2015	2014	2015	2014

Series A	$2,688,984	$2,482,722	$0.65	$0.60
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,770,964	$4,564,702

The following table presents preferred dividends accreted for the six month periods ended June 30, 2015 and June 30, 2014, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the six months ended		For the six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Preferred stock dividends in arrears Series A	$102,283	$102,283	$0.025	$0.025
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended June 30, 2015 and December 31, 2014, and the related changes during these periods.

June 30, 2015				June 30, 2015
Warrants outstanding				Warrants exercisable
	Number outstanding	Weighted average	Weighted average	Number exercisable	Weighted average
Range of exercise price	at June 30, 2015	remaining contractual life	exercise price	at June 30, 2015	exercise price
$0.25 – $0.60	52,263,517	1.78	$0.34	52,263,517	$0.34

December 31, 2014				December 31, 2014
Warrants outstanding				Warrants exercisable
	Number outstanding	Weighted average	Weighted average	Number exercisable	Weighted average
Range of exercise price	at December 31, 2014	remaining contractual life	exercise price	at December 31, 2014	exercise price
$0.25 – $0.60	48,463,517	1.17	$0.35	48,463,517	$0.35

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Expired/forfeited	-0-
Balance at June 30, 2015	52,263,517
Warrants exercisable at June 30, 2015	52,263,517

Weighted average fair value of warrants granted during 2014	$0.10
Weighted average fair value of warrants granted during 2015	$0.10

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2013	$(87,604)	$(87,604)
2014 Activity	(156,223)	(156,223)
Balance at December 31, 2014	(243,827)	(243,827)
2015 Activity	(83,531)	(83,531)
Balance at June 30, 2015	$(327,358)	$(327,358)

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

The maximum term for any option grant under the 2009 Plan is ten years from the date of the grant; however, options granted under the 2009 Plan will generally expire five years from the date of grant. Options granted to employees generally vest either upon grant or in two installments. The first vesting, which is equal to 50% of the granted stock options, occurs upon completion of one full year of employment from the date of grant and the second vesting occurs on the second anniversary of the date of grant. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted to employees generally lapse in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2009 Plan are forfeited and expire upon termination of employment.

As of June 30, 2015, there were 2,517,500 outstanding options and 3,650,000 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2015, there were 931,057 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of June 30, 2015, there were 450,000 outstanding options that have been granted under the 1998 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2013	5,745,000	$0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	(150,000)	0.13
Forfeited/cancelled/expired	(2,615,000)	0.40

Outstanding at December 31, 2014	3,130,000	0.20	1.59	$364,900
Granted	175,000	0.27
Exercised	(282,500)	0.12
Forfeited/cancelled/expired	(505,000)	0.25

Outstanding at June 30, 2015	2,517,500	$0.21	1.59	$125,800

Vested and exercisable at June 30, 2015	2,192,500	$0.21	1.20	$120,750

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2015.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2015 and June 30, 2014, respectively, was:

Fair value of options vesting	Number of options vested	Fair value of options vested
For the six months ended June 30, 2015	125,000	$22,235
For the six months ended June 30, 2014	433,334	$50,845

Cash received from stock option exercises for the six month periods ended June 30, 2015 and June 30, 2014 was $27,250 and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2015 and June 30, 2014.

The following table summarizes information concerning options outstanding at June 30, 2015:

Awards breakdown by price range at June 30, 2015
	Outstanding			Vested
Strike price range ($)	Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00 to 0.20	1,792,500	1.57	$0.13	1,642,500	1.37	$0.13
0.21 to 0.29	175,000	3.75	0.22	100,000	2.97	0.21
0.30 to 0.49	100,000	4.68	0.30	-0-	0.00	0.00
0.50 to 0.70	450,000	0.18	0.50	450,000	0.18	0.50
0.00 to 0.70	2,517,500	1.59	$0.21	2,192,500	1.20	$0.21

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

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

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2015 was $0.26 and $0.16 during the six month period ended June 30, 2014. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the six month periods ended June 30, 2015 and June 30, 2014.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2015	December 31, 2014
Risk-free interest rate	0.98%	0.93%
Expected dividend yield	0.0%	0.0%
Expected volatility	192.2%	199.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
For the six months ended June 30,	2015	2014
Stock options granted during the period	$0.26	$0.16

Stock options vested during the period	$0.18	$0.12

Stock options forfeited during the period	$0.25	$0.44

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND JUNE 30, 2014

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2015, and changes during the six month period ended June 30, 2015 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2015	275,000	$0.17

Nonvested shares at June 30, 2015	325,000	$0.22

As of June 30, 2015, approximately $51,910 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.4 years.

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

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite and Promasys® (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,355,783 and $1,417,358 on R&D activities during the six months ended June 30, 2015 and June 30, 2014, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our R&D team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2014 and year to date 2015 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2015.  We increased the marketing and business development budget for our TrialOne product during 2014 and the first six months of 2015 as we place increased emphasis on increasing our penetration of the Phase I market both in the U.S. and in Europe. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2015 compared with the six months ended June 30, 2014

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2015 and June 30, 2014 is included in the table below.

Summarized Statement of Operations
For the six months ended
June 30,
		% of		% of		%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$9,673,026		$6,791,024		$2,882,002	42.4%

Cost of sales	2,401,545	24.8%	1,831,050	27.0%	570,495	31.2%

Gross margin	7,271,481	75.2%	4,959,974	73.0%	2,311,507	46.6%

Salaries, benefits and related taxes	5,542,217	57.3%	5,228,311	77.0%	313,906	6.0%
Rent	482,711	5.0%	443,987	6.5%	38,724	8.7%
Consulting	176,740	1.8%	50,558	0.7%	126,182	249.6%
Legal and professional fees	218,128	2.3%	199,897	2.9%	18,231	9.1%
Other expenses	678,965	7.0%	729,513	10.7%	(50,548)	-6.9%
Selling, general and administrative	827,607	8.6%	592,972	8.7%	234,635	39.6%
Total operating expenses	7,926,368	82.0%	7,245,238	106.5%	681,130	9.4%

Operating (loss)	(654,887)	-6.8%	(2,285,264)	-33.7%	1,630,377	-71.3%

Interest expense	(1,445,682)	-14.9%	(1,346,908)	-19.8%	(98,774)	7.3%
Interest income	-0-	0.0%	65	0.0%	(65)	-100.0%
Change in derivatives	4,072,798	42.1%	2,802,571	41.3%	1,270,227	45.3%
Transaction (loss)	(48,076)	-0.5%	(13,319)	-0.2%	(34,757)	261.0%

Income/(loss) before income taxes and dividends	1,924,153	19.9%	(842,855)	-12.4%	2,767,008	-328.3%
Income tax (expense)	(385)	0.0%	(33,961)	-0.5%	33,576	-98.9%
Net Income/(loss)	1,923,768	19.9%	(876,816)	-12.9%	2,800,584	-319.4%

Total preferred stock dividends	(102,283)	-1.1%	(102,283)	-1.5%	-0-	0.0%

Net Income/(loss) attributable to common stockholders	$1,821,485	18.8%	$(979,099)	-14.4%	$2,800,584	-286.0%

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2015 and June 30, 2014.

	For the six months ended
Revenue activity	June 30, 2015		June 30, 2014		$ Change	% Change
Set-up fees	$2,882,153	29.7%	$1,943,854	28.6%	$938,299	48.3%
Change orders	354,808	3.7%	196,954	2.9%	157,854	80.1%
Maintenance	2,501,407	25.9%	2,011,646	29.6%	489,761	24.3%
Software licenses	1,527,374	15.8%	1,286,147	19.0%	241,227	18.8%
Professional services	1,924,967	19.9%	952,805	14.0%	972,162	102.0%
Hosting	482,317	5.0%	399,618	5.9%	82,699	20.7%
Total	$9,673,026	100.0%	$6,791,024	100.0%	$2,882,002	42.4%

Overall Revenue increased by $2,882,002 or 42.4%. This increase is primarily the result of increases in professional services, set-up fees and maintenance.

We recorded revenue of $6,560,021 including $2,882,153 from set-up fees and $1,569,012 from maintenance revenues associated with our TrialMaster suite during the six months ended June 30, 2015 compared with revenue of $4,735,464 that included $1,943,854 in set-up fees and $1,061,100 in maintenance revenues during the six months ended June 30, 2014.

We recorded $936,943 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the six months ended June 30, 2015 compared with $1,143,723 for the six months ended June 30, 2014.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $130,217 in revenues from hosting activities and $91,850 in professional services associated with eClinical during the six months ended June 30, 2015 compared with $154,051 from hosting activities and $96,950 from professional services activities for the six months ended June 30, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $637,765 in revenues from maintenance relating to eClinical in the six months ending June 30, 2015 as compared to $717,072 for the six months ending June 30, 2014.

We recorded revenue of $1,832,597 including $698,729 from software licensing and $908,870 from professional services associated with clients utilizing our TrialOne EDC software for the six months ended June 30, 2015 compared with revenue of $377,610 including $79,167 from software licensing and $230,480 from professional services for the six months ended June 30, 2014.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $343,465 for the six months ended June 30, 2015 including $94,923 from software licensing and $179,832 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $534,226 for the six months ended June 30, 2014 including $296,018 from software licensing and $211,062 from maintenance.

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

Our top five customers accounted for approximately 37% of our revenues during the six months ended June 30, 2015 and approximately 30% of our revenues during the six months ended June 30, 2014.  One customer accounted for approximately 13% of our revenues during the six months ended June 30, 2015.   One customer accounted for approximately 13% of our revenues the six months ended June 30, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 31% or $570,495 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  Cost of goods sold were approximately 25% of revenues for the six months ended June 30, 2015 compared to approximately 27% for the six months ended June 30, 2014. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the six months ended June 30, 2015 primarily due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 9% for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients and an increase in marketing expenses.

Salaries and related expenses were our biggest operating expense at 70% of total operating expenses for the six months ended June 30, 2015 compared to 72% of total operating expenses for the six months ended June 30, 2014.  Salaries and related expenses increased by 6% for the six months ended June 30, 2015 when compared to the same period ended June 30, 2014.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the six months ended
	June 30, 2015	June 30, 2014	$ Change	% Change
OmniComm corporate operations	$3,757,997	$3,620,972	$137,025	3.8%
New Jersey operations office	502,225	289,850	212,375	73.3%
OmniComm Europe, GmbH	350,828	404,340	(53,512)	-13.2%
OmniComm Ltd.	463,711	478,508	(14,797)	-3.1%
OmniComm Spain	73,008	74,764	(1,756)	-2.3%
OmniComm Promasys B.V.	277,528	282,337	(4,809)	-1.7%
Employee stock compensation	116,920	77,540	39,380	50.8%
Total salaries and related expenses	$5,542,217	$5,228,311	$313,906	6.0%

As of June 30, 2015, we employed approximately 55 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 12 employees out of our New Jersey regional operating office, 20 out-of-state employees, 9 employees out of a wholly-owned subsidiary in the United Kingdom, 19 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the six months ended June 30, 2015 and the six months ended June 30, 2014 we incurred $116,920 and $77,540, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 9% during the six months ended June 30, 2015 when compared to the six months ended June 30, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is primarily associated with an increase in our Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2016.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in 2022.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the six months ending June 30, 2015 was a decrease in expense of $12,087 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $5,443 for the six month period ending June 30, 2014.

For the six months ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Corporate office	$176,672	$166,127	$10,545	6.3%
Co-location and disaster recovery facilities	212,188	164,369	47,819	29.1%
New Jersey operations office	27,730	27,237	493	1.8%
OmniComm Europe, GmbH	38,828	48,569	(9,741)	-20.1%
OmniComm Ltd.	32,534	34,661	(2,127)	-6.1%
OmniComm Spain	3,322	4,109	(787)	-19.2%
OmniComm Promasys B.V.	3,524	4,358	(834)	-19.1%
Straight-line rent expense	(12,087)	(5,443)	(6,644)	-122.1%
Total	$482,711	$443,987	$38,724	8.7%

Consulting services expense increased to $176,740 for the six months ended June 30, 2015 compared with $50,558 for the six months ended June 30, 2014. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the six months of 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the six months ended
Expense Category	June 30, 2015	June 30, 2014	$ Change	% Change
Sales and marketing	$-0-	$-0-	$-0-	n/a
Product development	176,740	50,558	126,182	249.6%
Total	$176,740	$50,558	$126,182	249.6%

Legal and professional fees increased approximately 9% for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2015 and June 30, 2014, respectively.

For the six months ended
Expense Category	June 30, 2015	June 30, 2014	$ Change	% Change
Financial advisory	$37,500	$-0-	$37,500	n/a
Audit and related	47,169	40,070	7,099	17.7%
Accounting services	78,099	92,447	(14,348)	-15.5%
Legal-employment related	34,766	19,394	15,372	79.3%
Legal-financial related	11,950	11,935	15	0.1%
General legal	8,644	36,051	(27,407)	-76.0%
Total	$218,128	$199,897	$18,231	9.1%

Selling, general and administrative expenses (“SG&A”) increased by $234,635 or approximately 40% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $420,000 on marketing, sales and advertising. We expect that the 2015 marketing, sales and advertising expenses will be approximately $700,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the six month period ended June 30, 2015 we recognized a credit of $5,402 for bad debt as compared to $76,002 in bad debt expense for the six month period ended June 30, 2014.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2015 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2015.

Interest expense was $1,445,682 during the six months ended June 30, 2015 compared to $1,346,908 for the six months ended June 30, 2014, an increase of $98,774.  Interest incurred to related parties was $1,299,785 during the six months ended June 30, 2015 and $1,240,176 for the six months ended June 30, 2014.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011, 2013, 2014 and 2015.  The table below provides detail on the significant components of interest expense for the six months ended June 30, 2015 and June 30, 2014.

Interest Expense
	For the six months ended
Debt Description	June 30, 2015	June 30, 2014	$ Change
Accretion of discount from derivatives	$330,266	$302,890	$27,376
August 2008 convertible notes	95,211	95,211	-0-
December 2008 convertible notes	296,244	296,344	(100)
September 2009 secured convertible debentures	71,408	71,408	-0-
December 2009 convertible debentures	88,665	88,665	-0-
General interest	104,330	79,062	25,268
Related party notes payable	459,558	413,328	46,230
Total	$1,445,682	$1,346,908	$98,774

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013, 2014 and 2015.  We recorded a net unrealized gain of $4,072,798 during the six months ended June 30, 2015 compared with a net unrealized gain of $2,802,571 during the six months ended June 30, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2015 and June 30, 2014 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $102,283 and $102,283 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2015, and June 30, 2014, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,688,984
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,770,964

The three months ended June 30, 2015 compared with the three months ended June 30, 2014

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2015 and June 30, 2014 is included in the table below.

Summarized Statement of Operations
For the three months ended
June 30,
		% of		% of		%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$4,834,899		$3,608,749		$1,226,150	34.0%

Cost of sales	1,049,948	21.7%	967,775	26.8%	82,173	8.5%

Gross margin	3,784,951	78.3%	2,640,974	73.2%	1,143,977	43.3%

Salaries, benefits and related taxes	2,764,113	57.2%	2,538,236	70.3%	225,877	8.9%
Rent	227,480	4.7%	219,403	6.1%	8,077	3.7%
Consulting	81,311	1.7%	30,111	0.8%	51,200	170.0%
Legal and professional fees	98,592	2.0%	114,940	3.2%	(16,348)	-14.2%
Other expenses	318,671	6.6%	376,652	10.4%	(57,981)	-15.4%
Selling, general and administrative	467,786	9.7%	333,140	9.2%	134,646	40.4%
Total operating expenses	3,957,953	81.9%	3,612,482	100.0%	345,471	9.6%

Operating (loss)	(173,002)	-3.6%	(971,508)	-26.9%	798,506	-82.2%

Interest expense	(745,810)	-15.4%	(628,945)	-17.4%	(116,865)	18.6%
Interest income	-0-	0.0%	18	0.0%	(18)	-100.0%
Change in derivatives	5,590,517	115.6%	2,257,688	62.6%	3,332,829	147.6%
Transaction gain/(loss)	7,248	0.1%	(8,883)	-0.2%	16,131	-181.6%

Income before income taxes and dividends	4,678,953	96.8%	648,370	18.0%	4,030,583	621.6%
Income tax (expense)	-0-	0.0%	(16,306)	-0.5%	16,306	-100.0%
Net income	4,678,953	96.8%	632,064	17.5%	4,046,889	640.3%

Total preferred stock dividends	(51,424)	-1.1%	(51,424)	-1.4%	-0-	0.0%

Net income attributable to common stockholders	$4,627,529	95.7%	$580,640	16.1%	$4,046,889	697.0%

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2015 and June 30, 2014.

	For the three months ended
Revenue Activity	June 30, 2015		June 30, 2014		$ Change	% Change
Set-up fees	$1,617,609	33.5%	$1,136,021	31.5%	$481,588	42.4%
Change orders	212,767	4.4%	83,866	2.3%	128,901	153.7%
Maintenance	1,269,530	26.3%	1,052,015	29.2%	217,515	20.7%
Software licenses	786,437	16.3%	618,830	17.1%	167,607	27.1%
Professional services	707,970	14.5%	508,298	14.1%	199,672	39.3%
Hosting	240,586	5.0%	209,719	5.8%	30,867	14.7%
Total	$4,834,899	100.0%	$3,608,749	100.0%	$1,226,150	34.0%

Overall Revenue increased by $1,226,150 or 34.0%. This increase is primarily the result of increases in professional services, set-up fees and maintenance.

We recorded revenue of $3,426,650 including $1,617,610 from set-up fees and $791,564 from maintenance revenues associated with our TrialMaster suite during the three months ended June 30, 2015 compared with revenue of $2,563,172 that included $1,136,020 in set-up fees and $559,749 in maintenance revenues during the three months ended June 30, 2014.

We recorded $471,774 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended June 30, 2015 compared with $523,527 for the three months ended June 30, 2014.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $60,567 in revenues from hosting activities and $42,950 in professional services associated with eClinical during the three months ended June 30, 2015 compared with $68,652 from hosting activities and $42,000 from professional services activities for the three months ended June 30, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $334,161 in revenues from maintenance relating to eClinical in the three months ending June 30, 2015 as compared to $337,368 for the three months ending June 30, 2014.

We recorded revenue of $802,124 including $396,175 from software licensing and $293,205 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended June 30, 2015 compared with revenue of $216,851 including $46,250 from software licensing and $134,100 from professional services for the three months ended June 30, 2014.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $134,351 for the three months ended June 30, 2015 including $41,648 from software licensing and $86,286 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $305,199 for the three months ended June 30, 2014 including $136,080 from software licensing and $141,973 from maintenance.

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

Our top five customers accounted for approximately 36% of our revenues during the three months ended June 30, 2015 and approximately 30% of our revenues during the three months ended June 30, 2014.  One customer accounted for approximately 15% of our revenues during the three months ended June 30, 2015.   One customer accounted for approximately 14% of our revenues the three months ended June 30, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 8.5% or $82,173 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  Cost of goods sold were approximately 22% of revenues for the three months ended June 30, 2015 compared to approximately 27% for the three months ended June 30, 2014. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended June 30, 2015 primarily due to increases in both of these categories. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 10% for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients and an increase in marketing expenses.

Salaries and related expenses were our biggest operating expense at 70% of total operating expenses for the three months ended June 30, 2015 compared to 70% of total operating expenses for the three months ended June 30, 2014.  Salaries and related expenses increased by 9% for the three months ended June 30, 2015 when compared to the same period ended June 30, 2014.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	June 30, 2015	June 30, 2014	$ Change	% Change
OmniComm corporate operations	$1,866,269	$1,712,626	$153,643	9.0%
New Jersey operations office	249,983	147,295	102,688	69.7%
OmniComm Europe, GmbH	173,892	201,610	(27,718)	-13.7%
OmniComm Ltd.	232,035	249,131	(17,096)	-6.9%
OmniComm Spain	29,542	40,237	(10,695)	-26.6%
OmniComm Promasys B.V.	144,770	148,222	(3,452)	-2.3%
Employee stock compensation	67,622	39,115	28,507	72.9%
Total salaries and related expenses	$2,764,113	$2,538,236	$225,877	8.9%

As of June 30, 2015, we employed approximately 55 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 12 employees out of our New Jersey regional operating office, 20 out-of-state employees, 9 employees out of a wholly-owned subsidiary in the United Kingdom, 19 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the three months ended June 30, 2015 and the three months ended June 30, 2014 we incurred $67,622 and $39,115, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 4% during the three months ended June 30, 2015 when compared to the three months ended June 30, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is primarily associated with an increase in our Corporate office and Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2016.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in 2022.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending June 30, 2015 was a decrease in expense of $5,902 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $2,823 for the three month period ending June 30, 2014.

For the three months ended
	June 30, 2015	June 30, 2014	$ Change	% Change
Corporate office	$90,562	$81,068	$9,494	11.7%
Co-location and disaster recovery facilities	89,077	81,529	7,548	9.3%
New Jersey operations office	13,969	13,865	104	0.8%
OmniComm Europe, GmbH	19,388	23,646	(4,258)	-18.0%
OmniComm Ltd.	16,411	17,461	(1,050)	-6.0%
OmniComm Spain	2,197	2,056	141	6.9%
OmniComm Promasys B.V.	1,778	2,601	(823)	-31.6%
Straight-line rent expense	(5,902)	(2,823)	(3,079)	-109.1%
Total	$227,480	$219,403	$8,077	3.7%

Consulting services expense increased to $81,311 for the three months ended June 30, 2015 compared with $30,111 for the three months ended June 30, 2014. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months of 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	June 30, 2015	June 30, 2014	$ Change	% Change
Sales and marketing	$-0-	$-0-	$-0-	n/a
Product development	81,311	30,111	51,200	170.0%
Total	$81,311	$30,111	$51,200	170.0%

Legal and professional fees decreased approximately 14% for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2015 and June 30, 2014, respectively.

For the three months ended
Expense Category	June 30, 2015	June 30, 2014	$ Change	% Change
Financial advisory	$18,750	$-0-	$18,750	n/a
Audit and related	7,000	18,071	(11,071)	-61.3%
Accounting services	46,654	46,699	(45)	-0.1%
Legal-employment related	10,959	17,784	(6,825)	-38.4%
Legal-financial related	9,220	9,325	(105)	-1.1%
General legal	6,009	23,061	(17,052)	-73.9%
Total	$98,592	$114,940	$(16,348)	-14.2%

Selling, general and administrative expenses (“SG&A”) increased by $134,646 or approximately 40% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $420,000 on marketing, sales and advertising. We expect that the 2015 marketing, sales and advertising expenses will be approximately $700,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended June 30, 2015 we recognized bad debt expense of $14,972 as compared to $55,648 in bad debt expense for the three month period ended June 30, 2014.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2015 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2015.

Interest expense was $745,810 during the three months ended June 30, 2015 compared to $628,945 for the three months ended June 30, 2014, an increase of $116,865.  Interest incurred to related parties was $672,649 during the three months ended June 30, 2015 and $573,558 for the three months ended June 30, 2014.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011, 2013, 2014 and 2015.  The table below provides detail on the significant components of interest expense for the three months ended June 30, 2015 and June 30, 2014.

Interest Expense
	For the three months ended
Debt Description	June 30, 2015	June 30, 2014	$ Change
Accretion of discount from derivatives	$181,828	$102,326	$79,502
August 2008 convertible notes	47,869	47,869	-0-
December 2008 convertible notes	148,891	148,991	(100)
September 2009 secured convertible debentures	35,901	35,901	-0-
December 2009 convertible debentures	44,577	44,577	-0-
General interest	53,785	41,475	12,310
Related party notes payable	232,959	207,806	25,153
Total	$745,810	$628,945	$116,865

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013, 2014 and 2015.  We recorded a net unrealized gain of $5,590,517 during the three months ended June 30, 2015 compared with a net unrealized gain of $2,257,688 during the three months ended June 30, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2015 and June 30, 2014 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,424 and $51,424 in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2015, and June 30, 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2015, we had working capital deficit of approximately $11,707,379.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	June 30, 2015	December 31, 2014	$ Change
Cash	$1,186,088	$522,914	$663,174
Accounts receivable, net of allowance for doubtful accounts	3,003,338	3,416,151	(412,813)
Prepaid expenses	164,585	228,082	(63,497)
Prepaid stock compensation, current portion	219,275	153,500	65,775
Other current assets	12,647	18,305	(5,658)
Current assets	4,585,933	4,338,952	246,981

Accounts payable and accrued expenses	2,124,190	1,894,185	230,005
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	6,696,830	5,840,875	855,955
Line of credit	-0-	4,000,000	(4,000,000)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,757,681	2,729,902	(972,221)
Conversion feature liability	196,474	214,500	(18,026)
Warrant liability, related parties	4,292,816	6,496,448	(2,203,632)
Warrant liability	187,821	198,612	(10,791)
Current liabilities	16,293,312	22,412,022	(6,118,710)

Working capital (deficit)	$(11,707,379)	$(18,073,070)	$6,365,691

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2015	June 30, 2014
Net cash (used in) operating activities	$(20,098)	$(739,075)
Net cash (used in) investing activities	(298,489)	(26,214)
Net cash provided by financing activities	1,002,250	479,075

Net increase/(decrease) in cash and cash equivalents	663,174	(310,166)

Changes in operating accounts	1,558,406	2,338,220

Effect of non-cash transactions on cash and cash equivalents	$(3,502,272)	$(2,200,479)

Cash and Cash Equivalents

Cash and cash equivalents increased by $663,174 to $1,186,088 at June 30, 2015. The increase is primarily comprised of a net gain of $1,923,768, changes in working capital accounts of $1,558,406 and a decrease from non-cash transactions of $3,502,272. During the six months ended June 30, 2015 we had investing activities comprised of net purchases of property and equipment of $298,489. For financing activities, we borrowed $1,000,000 against our revolving line of credit, paid off $25,000 of notes payable and received $27,250 from the exercise of stock options.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of June 30, 2015:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$7,731,500	$-0-		$7,711,500	(2)	$20,000	(3)	$-0-
Convertible notes	9,660,000	75,000	(4)	9,195,000	(5)	390,000	(6)	-0-
Lines of credit (7)	5,000,000	-0-		-0-		5,000,000		-0-
Operating lease obligations (8)	2,388,285	684,904		344,920		273,808		1,084,653	(9)
Patent licensing fees (10)	1,637,500	962,500		450,000		225,000		-0-
Total	$26,417,285	$1,722,404		$17,701,420		$5,908,808		$1,084,653

1.	Amounts do not include interest to be paid.
2.	Includes $420,000 of 10% notes payable that mature in April 2017 and $7,291,500 of 12% notes payable that mature in April 2017.
3.	Includes $20,000 of 12% notes payable that mature in April 2018.
4.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
5.	Includes $1,920,000 in 10% convertible notes that mature in April 2017 and $7,275,000 in 12% convertible notes that mature in April 2017.
6.	Includes $390,000 in 12% convertible notes that mature in April 2018.
7.	Includes $5,000,000 due on the revolving Line of Credit with The Northern Trust Company.
8.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our Co-location and disaster recovery locations in Ohio, Florida and Frankfurt, Germany, our R&D office in England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.

9.	Includes office lease obligations through 2022
10.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $195,968 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

On February 22, 2013 the Company and Mr. Smith extended the maturity date of $5,000 of convertible debentures, due to our Chairman and Chief Technology Officer, Randall G. Smith, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On May 1, 2015 the Company paid $5,000 to our Chairman and Chief Technology Officer, Randall G. Smith in exchange for his outstanding convertible note in the same amount.

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

On April 21, 2014, the Company and our former Director, Guus van Kesteren, extended the maturity date of $150,000 of convertible debentures to April 1, 2016. The debentures bear interest at 10% per annum and were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to Mr. van Kesteren to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On April 28, 2014 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On June 30, 2015, the Company and the lender extended the maturity date of the $100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016. On June 15, 2015 the Company paid $20,000 in exchange for the outstanding note payable.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to our Chief Executive Officer and Director, Cornelis F. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures, due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures, due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures, due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of convertible debentures, due to our Chief Executive Officer and Director, Cornelis F. Wit, originally issued in December 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of secured convertible debentures, originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

On May 1, 2015 the Company and our former Director Guus van Kesteren extended the maturity date of $160,000 of convertible debentures, due to Mr. van Kesteren, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending June 30, 2015, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2015 regarding our audited financial statements for the year ended December 31, 2014.

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

During the first six months of 2015, we adopted the following new accounting pronouncements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2015, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS

IF WE ARE REQUIRED TO REVISE OUR TREATMENT OF THE ANTI-DILUTION RIGHTS OF CERTAIN OF OUR PREFERRED STOCKHOLDERS, OUR OTHER STOCKHOLDERS MAY BE SUBJECT TO FURTHER DILUTION.

In connection with the potential conversion of certain shares of our 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”) into shares of common stock, we, along with our independent registered public accountants, have been reviewing our financial records and corporate documents relating to our Series A Preferred Stock and later issuances of preferred stock, common stock, and derivative securities.  During the course of this review, it has come to our attention and the attention of our independent registered public accountants that the anti-dilution rights of the holders of our Series A Preferred Stock, as described in the Certificate of Designation for the Series A Preferred Stock (as amended), were triggered by past issuances of preferred stock, common stock, and derivative securities.  The nature and extent of those anti-dilution rights and the extent to which those anti-dilution rights may have been waived are, at the time of this filing, unclear.  Accordingly, we are engaging in further review and analysis of these issues and are working with our independent registered public accountants to determine the appropriate method of accounting for such issues in our future filings with the Securities and Exchange Commission.  While we believe that we have properly interpreted and accounted for these anti-dilution rights, it is possible that our further review and analysis of these issues could reveal that our interpretation or accounting treatment was incorrect and should be revised, which, in turn, could result in the issuance of a greater number of shares of common stock upon conversion of our Series A Preferred Stock than anticipated, a greater than anticipated dilutive effective on our existing stockholders, a decrease in the market price of our common stock, and other adverse consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

In connection with the potential conversion of certain shares of our 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”) into shares of common stock, we, along with our independent registered public accountants, have been reviewing our financial records and corporate documents relating to our Series A Preferred Stock and later issuances of preferred stock, common stock, and derivative securities.  During the course of this review, it has come to our attention and the attention of our independent registered public accountants that the anti-dilution rights of the holders of our Series A Preferred Stock, as described in the Certificate of Designation for the Series A Preferred Stock (as amended), were triggered by past issuances of preferred stock, common stock, and derivative securities.  The nature and extent of those anti-dilution rights and the extent to which those anti-dilution rights may have been waived are, at the time of this filing, unclear.  Accordingly, we are engaging in further review and analysis of these issues and are working with our independent registered public accountants to determine the appropriate method of accounting for such issues in our future filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.86*	August 2008 convertible note and warrants maturity date extension with Guus van Kesteren dated 6/30/2015
10.87*	December 2008 convertible note and warrants maturity date extension with Noesis International Holdings dated 6/30/2015
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2015

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)