Form 10-Q
period 2015-09-30
OMNICOMM SYSTEMS INC
filed 2015-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of November 12, 2015: 92,730,060 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Nine month period ended September 30, 2015

PART I. FINANCIAL INFORMATION		3

ITEM 1. FINANCIAL STATEMENTS		3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		38

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		56

ITEM 4. CONTROLS AND PROCEDURES		57

PART II. OTHER INFORMATION		57

ITEM 1. LEGAL PROCEEDINGS		57

ITEM 1A. RISK FACTORS		57

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS		57

ITEM 3. DEFAULTS UPON SENIOR SECURITIES		57

ITEM 4. MINE SAFETY DISCLOSURES		57

ITEM 5. OTHER INFORMATION		57

ITEM 6. EXHIBITS		58

SIGNATURES		59
Exhibit 31.1*
Exhibit 31.2*
EXHIBIT 32.1**

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Document*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Document*

* Filed herewith

** Furnished herewith

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$800,386	$522,914
Accounts receivable, net of allowance for doubtful accounts of $89,447 and $186,085, respectively	3,715,510	3,416,151
Prepaid expenses	494,864	228,082
Prepaid stock compensation, current portion	197,233	153,500
Other current assets	15,485	18,305
Total current assets	5,223,478	4,338,952
Property and equipment, net	622,499	468,136
Other assets
Intangible assets, net	161,951	203,921
Goodwill	550,352	596,620
Prepaid stock compensation	191,525	146,653
Other assets	47,358	49,092

TOTAL ASSETS	$6,797,163	$5,803,374

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,251,058	$1,894,185
Deferred revenue, current portion	6,670,335	5,840,875
Line of credit	-0-	4,000,000
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	1,089,106	2,729,902
Conversion feature liability	138,559	214,500
Warrant liability, related parties	2,859,288	6,496,448
Warrant liability	129,841	198,612
Total current liabilities	14,175,687	22,412,022

LONG TERM LIABILITIES
Line of credit, long term	5,000,000	-0-
Notes payable, related parties, long term, net of current portion, net of discount of $924,242 and $568,209, respectively	6,014,758	5,700,791
Notes payable, long term, net of current portion	792,500	812,500
Deferred revenue, long term, net of current portion	1,913,984	2,393,068
Convertible notes payable, related parties, long term, net of current portion	8,810,000	8,815,000
Convertible notes payable, long term, net of current portion	775,000	775,000
Patent settlement liability, long term, net of current portion	425,937	669,825

TOTAL LIABILITIES	37,907,866	41,578,206

COMMITMENTS AND CONTINGENCIES (See Note 11)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 4,125,224 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $4,125,224 and $4,125,224, respectively	4,125	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 92,780,062 and 91,561,802 issued and outstanding, respectively, at $0.001 par value	92,780	91,562
Additional paid in capital - preferred	4,717,804	4,717,804
Additional paid in capital - common	37,930,809	37,634,555
Accumulated other comprehensive (loss)	(331,797)	(243,827)
Accumulated deficit	(73,524,674)	(77,979,301)

TOTAL SHAREHOLDERS' (DEFICIT)	(31,110,703)	(35,774,832)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$6,797,163	$5,803,374

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$14,691,082	$11,554,553	$5,515,468	$4,943,015
Reimbursable revenues	579,813	361,160	82,401	181,674
Total revenues	15,270,895	11,915,713	5,597,869	5,124,689

Cost of goods sold	2,916,171	2,341,107	947,096	773,948
Reimbursable expenses-cost of goods sold	505,747	629,344	73,277	365,453
Total cost of sales	3,421,918	2,970,451	1,020,373	1,139,401

Gross margin	11,848,977	8,945,262	4,577,496	3,985,288

Operating expenses
Salaries, benefits and related taxes	8,138,709	7,954,833	2,596,492	2,726,522
Rent and occupancy expenses	723,712	663,961	241,001	219,974
Consulting services	226,094	60,669	49,354	10,111
Legal and professional fees	329,664	277,262	111,536	77,365
Travel	616,199	595,571	144,529	178,211
Telephone and internet	124,571	142,554	40,616	52,063
Selling, general and administrative	1,084,103	892,912	256,496	299,940
Bad debt expense	(15,038)	76,634	(9,636)	632
Depreciation expense	171,535	181,520	63,030	59,087
Amortization expense	30,376	34,549	10,139	11,322
Total operating expenses	11,429,925	10,880,465	3,503,557	3,635,227

Operating income/(loss)	419,052	(1,935,203)	1,073,939	350,061

Other income/(expense)
Interest expense, related parties	(1,977,778)	(1,818,911)	(677,993)	(578,735)
Interest expense	(220,472)	(160,968)	(74,575)	(54,236)
Interest income	3	77	3	12
Change in derivative liabilities	6,290,796	4,410,241	2,217,998	1,607,670
Transaction (loss)	(53,019)	(54,915)	(4,943)	(41,596)
Income before income taxes	4,458,582	440,321	2,534,429	1,283,176
Income tax (expense)	(3,955)	(35,407)	(3,570)	(1,446)
Net income	4,454,627	404,914	2,530,859	1,281,730
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(154,272)	(154,272)	(51,989)	(51,989)
Total preferred stock dividends	(154,272)	(154,272)	(51,989)	(51,989)

Net income attributable to common stockholders	$4,300,355	$250,642	$2,478,870	$1,229,741

Net income per share
Basic	$0.05	$0.00	$0.03	$0.01
Diluted	$0.03	$0.00	$0.02	$0.01
Weighted average number of shares outstanding
Basic	92,226,109	90,417,480	92,791,461	91,032,920
Diluted	117,887,057	115,588,656	118,022,461	116,069,694

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,

	2015	2014	2015	2014

Net income attributable to common stockholders	$4,300,355	$250,642	$2,478,870	$1,229,741

Other comprehensive (loss)
Change in foreign currency translation adjustment	(87,970)	(110,839)	(4,439)	(86,887)

Other comprehensive (loss)	(87,970)	(110,839)	(4,439)	(86,887)

Comprehensive income	$4,212,385	$139,803	$2,474,431	$1,142,854

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

	Preferred Stock									Common Stock
	5% Series A Convertible		8% Series B Convertible		8% Series C Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	Number of shares	$0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive income	Total shareholders' (deficit)

Balances at December 31, 2013	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	90,104,659	$90,105	$37,334,358	$(73,519,917)	$(87,604)	$(31,460,879)

Employee stock option expense												63,654			63,654

Foreign currency translation adjustment														(156,223)	(156,223)

Restricted stock issuance										1,400,000	1,400	236,600			238,000

Cashless issuance of common stock, stock option exercise										57,143	57	(57)			-0-

Net loss for year ended December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,459,384)	-0-	(4,459,384)

Balances at December 31, 2014	4,125,224	4,125	-0-	-0-	-0-	-0-	250,000	250	4,717,804	91,561,802	91,562	37,634,555	(77,979,301)	(243,827)	(35,774,832)

Employee stock option expense												33,772			33,772

Foreign currency translation adjustment														(87,970)	(87,970)

Restricted stock issuance/forfeiture										958,332	958	235,492			236,450

Issuance of common stock, stock option exercise										252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise										7,428	7	(7)			-0-

Net income for period ended September 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	4,454,627	-0-	4,454,627

Balances at September 30, 2015	4,125,224	$4,125	-0-	$-0-	-0-	$-0-	250,000	$250	$4,717,804	92,780,062	$92,780	$37,930,809	$(73,524,674)	$(331,797)	$(31,110,703)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,454,627	$404,914
Adjustment to reconcile net income to net cash (used in) operating activities
Change in derivative liabilities	(6,290,796)	(4,410,241)
Interest expense from derivative instruments	512,094	405,216
Employee stock compensation	181,617	122,630
Provision for doubtful accounts	(15,038)	76,634
Depreciation and amortization	201,911	216,069
Changes in operating assets and liabilities
Accounts receivable	(284,321)	(1,364,149)
Prepaid expenses	(266,782)	(69,257)
Other current assets	2,820	(16,138)
Other assets	1,734	32,159
Accounts payable and accrued expenses	1,026,873	695,548
Patent settlement liability	(243,888)	(216,692)
Deferred revenue	350,376	3,981,425
Net cash (used in) operating activities	(368,773)	(141,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(330,094)	(67,674)
Net cash (used in) investing activities	(330,094)	(67,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(25,000)	(20,925)
Proceeds from revolving line of credit	1,000,000	200,000
Proceeds from exercise of stock options	27,250	-0-
Net cash provided by financing activities	1,002,250	179,075

Effect of exchange rate changes on fixed and intangible assets	62,059	-0-
Effect of exchange rate changes on cash and cash equivalents	(87,970)	(36,557)
Net increase/(decrease) in cash and cash equivalents	277,472	(67,038)
Cash and cash equivalents at beginning of period	522,914	1,160,720

Cash and cash equivalents at end of period	$800,386	$1,093,682

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$899	$35,264
Interest	$957,120	$1,114,666

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$13,274,000	$1,902,500
Promissory notes issued for accrued interest	$670,000	$980,000
Restricted stock issuance	$236,450	$238,000

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”), and other clinical trial sponsors principally located in the United States and Europe as well as in East Asia. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, and Promasys® (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2015 and September 30, 2014 we spent approximately $2,018,638 and $2,092,125, respectively, on R&D activities, which are primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products.

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

The operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2014 financial statements to conform to the 2015 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $87,970 and $110,839 for the nine month periods ended September 30, 2015 and September 30, 2014 respectively.

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The fees associated with each business activity for the periods ended September 30, 2015 and September 30, 2014, respectively are:

	For the nine months ended
Revenue activity	September 30, 2015	September 30, 2014
Set-up fees	$4,930,454	$3,363,576
Change orders	592,283	337,903
Maintenance	3,859,908	3,187,173
Software licenses	2,782,117	2,730,770
Professional services	2,369,062	1,700,498
Hosting	737,071	595,793
Total	$15,270,895	$11,915,713

	For the three months ended
Revenue activity	September 30, 2015	September 30, 2014
Set-up fees	$2,048,301	$1,419,722
Change orders	237,475	140,949
Maintenance	1,358,501	1,175,527
Software licenses	1,254,743	1,444,623
Professional services	444,095	747,693
Hosting	254,754	196,175
Total	$5,597,869	$5,124,689

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $89,447 as of September 30, 2015 and $186,085 as of December 31, 2014, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	September 30, 2015	December 31, 2014
Beginning of period	$186,085	$65,341
Bad debt expense	(15,038)	147,543
Write-offs	(81,600)	(26,875)
Exchange rate impact	-0-	76
End of period	$89,447	$186,085

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2015, $503,022 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe as well as in East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2015. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2015, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 15% of our revenues during the nine month period ended September 30, 2015 or approximately $2,232,000. One customer accounted for 13% of our revenues during the nine month period ended September 30, 2014 or approximately $1,585,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2015	1	15%	2	30%
December 31, 2014	1	15%	1	18%
September 30, 2014	1	13%	0	0%

The table below provides revenues from European customers for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

European revenues
For the nine months ended
September 30, 2015		September 30, 2014
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,546,945	10%	$1,750,331	15%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2015, the Company had $8,584,319 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5.6 years. The Company had $6,670,335 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $513,754 and $338,486 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the nine month periods ended September 30, 2015 and September 30, 2014 we spent approximately $2,018,638 and $2,092,125 respectively, on R&D activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

EARNINGS PER SHARE

The Company accounts for Earnings per Share using ASC 260, Earnings per Share (“ASC 260”). Unlike diluted earnings per share basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2015, we adopted the following new accounting pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was to be effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, (“ASU 2015-14”), which defers the effective date by one year while providing the option to adopt the standard on the original effective date. Accordingly, the Company may adopt the standard either in its first quarter of 2017 or its first quarter of 2018 and it can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the timing for the adoption of ASU 2014-09, which transition approach to use and the impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements.

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

In June 2015, FASB issued ASU No. 2015-10, “Technical Corrections and Improvements”, (“ASU 2015-10”). This ASU covers a wide range of Topics in the Codification.  The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, (“ASU 2015-16”). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of our historical operating losses, negative cash flows and accumulated deficits for the period ending September 30, 2015 there is substantial doubt about the Company’s ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 92,266,109 and 90,417,480 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

The outstanding share balance as of September 30, 2015 and September 30, 2014, respectively, includes 2,316,688 and 2,216,674 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 57,202,465 and 55,012,649 have been omitted from the calculation of dilutive earnings/(loss) per share for the nine month periods ended September 30, 2015 and September 30, 2014, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2015 and September 30, 2014, respectively.

Anti-dilutive security	September 30, 2015	September 30, 2014
Preferred stock	3,716,418	2,750,149
Employee stock options	175,000	2,741,500
Warrants	52,263,517	48,463,517
Shares issuable for accrued interest	1,047,530	1,057,483
Total	57,202,465	55,012,649

The employee stock options are exercisable at prices ranging from $0.17 to $0.64 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $0.50 per share.

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

	For the nine months ended
	September 30, 2015			September 30, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$4,300,355	92,266,109	$0.05	$250,642	90,417,480	$0.00

Effect of dilutive securities	(878,593)	25,620,948	(0.03)	(755,221)	25,171,176	(0.03)

Diluted EPS	$3,421,762	117,887,057	$0.03	$(504,579)	115,588,656	$0.00

	For the three months ended
	September 30, 2015			September 30, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,478,870	92,791,461	$0.03	$1,229,741	91,032,920	$0.01

Effect of dilutive securities	(444,365)	25,231,000	(0.02)	(336,805)	25,036,774	(0.01)

Diluted EPS	$2,034,505	118,022,461	$0.02	$892,936	116,069,694	$0.01

NOTE 5:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$1,932,768	$1,575,441	$357,327	$1,880,183	$1,482,737	$397,446	5
Leasehold improvements	91,846	85,710	6,136	92,504	82,353	10,151	5
Computer software	1,848,773	1,595,967	252,806	1,580,640	1,528,418	52,222	3
Office furniture	112,067	105,837	6,230	113,365	105,048	8,317	5
Total	$3,985,454	$3,362,955	$622,499	$3,666,692	$3,198,556	$468,136

Depreciation expense for the nine month periods ended September 30, 2015 and September 30, 2014 was $171,535 and $181,520, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

NOTE 6:	INTANGIBLE ASSETS, AT COST

Intangible assets consist of the following:

	September 30, 2015			December 31, 2014
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	110,975	14,180	96,795	120,305	9,357	110,948	15
Promasys B.V. software code	72,837	27,921	44,916	72,837	16,995	55,842	5
Promasys B.V. URLs/Website	56,048	35,808	20,240	60,760	23,629	37,131	3
Total	$1,632,561	$1,470,610	$161,951	$1,646,603	$1,442,682	$203,921

Amortization expense was $30,376 and $34,549 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2015	$10,162
2016	37,535
2017	21,966
2018	19,538
2019	7,398
Thereafter	65,352
Total	$161,951

NOTE 7:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2015	December 31, 2014
Accounts payable	$508,457	$613,584
Accrued payroll and related costs	739,431	319,629
Other accrued expenses	77,107	85,248
Accrued interest	926,063	875,724
Total accounts payable and accrued expenses	$2,251,058	$1,894,185

NOTE 8:	LINES OF CREDIT AND NOTES PAYABLE

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At September 30, 2015, $5,000,000 was outstanding on the Line of Credit at an interest rate of 2.25%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

At September 30, 2015, the Company owed $7,731,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	September 30, 2015	Current	term	Current	term
1/1/2014	1/1/2019	12%	$980,000	$-0-	$-0-	$-0-	$980,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
4/4/2014	1/1/2019	12%	1,600,000	-0-	-0-	-0-	1,600,000
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
1/31/2015	1/1/2019	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/31/2015	1/1/2019	12%	529,000	-0-	-0-	-0-	529,000
1/31/2015	1/1/2019	12%	950,000	-0-	-0-	-0-	950,000
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
Discount on note payable				-0-	-0-	-0-	(924,242)
Total			$7,731,500	$-0-	$792,500	$-0-	$6,014,758

At December 31, 2014, the Company owed $7,081,500 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2014	Current	term	Current	term
1/1/2013	1/1/2016	12%	$529,000	$-0-	$-0-	$-0-	$529,000
2/1/2013	1/1/2016	12%	20,000	-0-	-0-	-0-	20,000
4/1/2013	3/31/2016	12%	2,860,000	-0-	-0-	-0-	2,860,000
1/1/2014	4/1/2017	12%	980,000	-0-	-0-	-0-	980,000
4/4/2014	4/1/2017	12%	1,600,000	-0-	-0-	-0-	1,600,000
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
12/17/2014	1/1/2016	12%	20,000	-0-	20,000	-0-	-0-
12/23/2014	4/1/2017	12%	280,000	-0-	-0-	-0-	280,000
Discount on note payable				-0-	-0-	-0-	(568,209)
Total			$7,081,500	$-0-	$812,500	$-0-	$5,700,791

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2017.

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

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

See Note 15: Subsequent Events

NOTE 9:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2015.

							Discount	Carrying	Carrying amount
				Principal at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	September 30, 2015	Allocated discount	discount amortized	September 30, 2015	September 30, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	70,200	70,200	-0-	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,475,000	1,233,900	1,233,900	-0-	4,475,000	-0-	-0-	4,475,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	58,050	58,050	-0-	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	6,750	6,750	-0-	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
9/30/2009	4/1/2018	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
12/31/2009	4/1/2017	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
12/31/2009	4/1/2018	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
Total			$11,092,500	$9,660,000	$4,883,100	$4,883,100	$-0-	$9,660,000	$-0-	$75,000	$8,810,000	$775,000

The following table summarizes the convertible debt outstanding as of December 31, 2014.

							Discount	Carrying	Carrying amount
				Principal at		Total	at	amount at	Short term		Long term
Date of issuance	Maturity date	Interest rate	Original principal	December 31, 2014	Allocated discount	discount amortized	December 31, 2014	December 31, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$-0-	$-0-	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	1,916,480	1,916,480	-0-	1,770,000	-0-	-0-	1,770,000	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	135,600	135,600	-0-	150,000	-0-	-0-	-0-	150,000
12/16/2008	1/1/2016	12%	375,000	375,000	101,250	101,250	-0-	375,000	-0-	-0-	-0-	375,000
12/16/2008	1/1/2016	12%	4,600,000	4,505,000	1,242,000	1,242,000	-0-	4,505,000	-0-	-0-	4,505,000	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	27,000	27,000	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	100,000	100,000	37,600	37,600	-0-	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	1,300,000	1,100,000	488,800	488,800	-0-	1,100,000	-0-	-0-	1,100,000	-0-
12/31/2009	1/1/2016	12%	50,000	50,000	31,400	31,400	-0-	50,000	-0-	-0-	-0-	50,000
12/31/2009	1/1/2016	12%	1,440,000	1,440,000	904,320	904,320	-0-	1,440,000	-0-	-0-	1,440,000	-0-
Total			$11,097,500	$9,665,000	$4,884,450	$4,884,450	$-0-	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a private offering. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at ten percent annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. As of September 30, 2015, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000 that is in default. There was $122,858 of accrued interest at September 30, 2015.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. The debentures are secured by all of the assets of the Company. On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible debentures until April 1, 2013, including $1,100,000 in convertible debentures held by our Chief Executive Officer and Director, Cornelis F. Wit. The Company also extended the expiration date of the warrants associated with the offering until September 30, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,200,000 of the convertible debentures including $1,100,000 due to our Chief Executive Officer and Director, Cornelis F. Wit to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. As part of Amendment Number Two to Securities Purchase Agreement, Mr. Wit agreed to waive his rights to the granted Security Interest and for the release of the Collateral. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures, to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Chief Operating Officer, Chairman and Chief Technology Officer, Chief Financial Officer and three of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009 the officers, directors and an affiliate of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to our Chief Executive Officer and Director, Cornelis F. Wit, $25,000 due to our Chief Operating Officer and President, Stephen E. Johnson, and $5,000 due to our Chairman and Chief Technology Officer, Randall G. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On February 27, 2013 the Company and Matthew Veatch, a former director of the Company, extended the maturity date of $15,000 of convertible debentures issued to Mr. Veatch to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On March 6, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014. On March 12, 2013, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015. On December 5, 2013 the Company and Guus van Kesteren, a Director of the Company, extended the maturity date of $160,000 of the convertible debentures due to Mr. van Kesteren to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On December 9, 2013, the Company and the lender agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On April 28, 2014, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On April 27, 2015, the Company and the lender extended the maturity date of $200,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On April 30, 2015 the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures, due to our Chief Operating Officer and President, Stephen E. Johnson, to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On May 1, 2015 the Company paid $5,000 to our Chairman and Chief Technology Officer, Randall G. Smith in exchange for his outstanding convertible note in the same amount. On May 1, 2015 the Company and our former Director Guus van Kesteren extended the maturity date of $160,000 of convertible debentures to Mr. van Kesteren, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2015, the Company and the lender agreed to extend the maturity date of $100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% convertible debentures and warrants to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit. The debentures, which bear interest at 12% per annum, matured on June 30, 2011. The debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share. On June 30, 2011, the Company and the lenders agreed to extend all $1,490,000 of the convertible debentures until October 1, 2013, including $1,440,000 of the Debentures held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015. On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $1,490,000 of the convertible debentures, including $1,440,000 due to Mr. Wit, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of the convertible debentures due to Mr. Wit to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On April 1, 2015 the Company and the lenders extended the maturity date of $50,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The payments required at maturity under the Company’s outstanding convertible debt at September 30, 2015 are as follows:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the nine month periods ended September 30, 2015 and September 30, 2014.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2015 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011, 2013, 2014 and 2015 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 9 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of September 30, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$1,227,665	$-0-	$-0-	$1,227,665
Warrant liability	2,989,129	-0-	-0-	2,989,129
Total of derivative liabilities	$4,216,794	$-0-	$-0-	$4,216,794

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the nine month period ended September 30, 2015

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at September 30, 2015

Risk free interest rate		0.38%
Dividend yield		0.00%
Expected volatility	84.5%	to	115.6%
Expected life (range in years)
Conversion feature liability	1.50	to	2.50
Warrant liability	0.25	to	2.50

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

A summary as of December 31, 2014 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivatives: (1) (2)
Conversion feature liability	$2,944,402	$-0-	$-0-	$2,944,402
Warrant liability	6,695,060	-0-	-0-	6,695,060
Total of derivative liabilities	$9,639,462	$-0-	$-0-	$9,639,462

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2014
(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2014

Risk free interest rate		0.13%
Dividend yield		0.00%
Expected volatility	119.8%	to	155.7%
Expected life (range in years)
Conversion feature liability	1.00	to	1.25
Warrant liability	1.00	to	2.25

A summary as of September 30, 2015 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2014	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Acquired assets (3)
Promasys B.V. customer list (4)	$110,948	$96,795	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	55,842	44,916	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	37,131	20,240	-0-	-0-	68,814
Total	$203,921	$161,951	$-0-	$-0-	$278,010

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The table below presents the fair value of the Goodwill as of September 30, 2015 and December 31, 2014.

Fair Value Measurements

	September 30, 2015	December 31, 2014
(Level 3)
Goodwill	$550,352	$596,620

Goodwill and other identifiable intangible assets with indefinite lives are reviewed for impairment annually, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, the Company will record a noncash impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. The $46,268 change in the value of Goodwill during the nine month period ended September 30, 2015 is the result of exchange rate variance.

The table below presents the unrealized gains for the nine month periods ended September 30, 2015 and September 30, 2014.

	Other income
	For the nine months ended
	September 30, 2015	September 30, 2014
The net amount of gains for the period included in earnings attributable to the unrealized gain from changes in derivative liabilities at the reporting date	$6,290,796	$4,410,241

Total unrealized gains included in earnings	$6,290,796	$4,410,241

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended September 30, 2015 and December 31, 2014. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2015 and December 31, 2014.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances	Net transfers	Balance,
For the nine months ended	beginning	Net realized	held at the	and	in and/or out	end of
September 30, 2015	of year	gains/(losses)	reporting date	settlements	of Level 3	period
Derivatives:
Conversion feature liability	$(2,944,402)	$-0-	$1,716,737	$-0-	$-0-	$(1,227,665)
Warrant liability	(6,695,060)	-0-	4,574,059	(868,128)	-0-	(2,989,129)
Total of derivative liabilities	$(9,639,462)	$-0-	$6,290,796	$(868,128)	$-0-	$(4,216,794)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2015 are as follows:

2015	$183,651
2016	502,369
2017	316,069
2018	244,035
2019	246,450
Thereafter	715,775
Total	$2,208,349

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $723,712 and $663,961 for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

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

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

2015	$225,000
2016	450,000
2017	450,000
Total	$1,125,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

During the nine month periods ended September 30, 2015 and September 30, 2014 the Company recorded a charge to earnings of $93,612 and $120,809 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2015 and September 30, 2014 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

As of September 30, 2015, we have an aggregate of $15,704,000 principal amount of convertible debentures and promissory notes outstanding to Cornelis F. Wit, our Chief Executive Officer and Director, and have issued certain warrants to Mr. Wit, as follows:

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

See Note 15: Subsequent Events

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, our Chief Executive Officer and Director. On December 18, 2013 the Company renewed the line of credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the line of credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest on the assets pledged for the line of credit. The line of credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At September 30, 2015, $5,000,000 was outstanding on the line of credit at an interest rate of 2.25%.

For the nine month periods ended September 30, 2015 and September 30, 2014 we incurred $1,977,778 and $1,818,911, respectively, in interest expense payable to related parties.

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

As of September 30, 2015 we had the following outstanding securities:

o	92,780,062 shares of common stock issued and outstanding;
o	52,263,517 warrants issued and outstanding to purchase shares of our common stock;
o	4,125,224 shares of our Series A Preferred Stock issued and outstanding;
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 share of our Series D Preferred Stock issued and outstanding; and
o	$9,660,000 principal amount Convertible Debentures convertible into 24,610,000 shares of common stock.

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

On March 20, 2015 we issued 665,000 restricted shares of our common stock to our executive management team under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On March 31, 2015 a former employee exercised stock options granted to the employee during their employment. As a result of the exercise, 7,500 common shares were issued to the individual.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

On April 29, 2015 an employee exercised stock options granted to the employee. As a result of the exercise, 5,800 common shares were issued to the individual.

On June 11, 2015 we issued 360,000 restricted shares of our common stock to our Board of Directors under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On June 15, 2015 an employee exercised stock options granted to the employee. As a result of the exercise, 225,000 common shares were issued to the individual.

On June 30, 2015 a former employee exercised stock options granted to the employee during their employment. As a result of the exercise, 20,000 common shares were issued to the individual.

On July 17, 2015 66,668 restricted shares were forfeited by a former employee as the restrictions had not lapsed prior to the end of the employee’s service.

On August 21, 2015 an employee exercised stock options granted to the employee. As a result of the exercise, 1,628 common shares were issued to the individual.

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2015 and September 30, 2014, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	September 30,		September 30,
Series of preferred stock	2015	2014	2015	2014

Series A	$2,740,973	$2,534,712	$0.66	$0.61
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,822,953	$4,616,692

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The following table presents preferred dividends accreted for the nine month periods ended September 30, 2015 and September 30, 2014, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Preferred stock dividends in arrears Series A	$154,272	$154,272	$0.037	$0.037
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended September 30, 2015 and December 31, 2014, and the related changes during these periods.

September 30, 2015						September 30, 2015
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	52,263,517	1.52	$0.34	52,263,517	$0.34

December 31, 2014						December 31, 2014
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	48,463,517	1.17	$0.35	48,463,517	$0.35

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Expired/forfeited	-0-
Balance at September 30, 2015	52,263,517
Warrants exercisable at September 30, 2015	52,263,517

Weighted average fair value of warrants granted during 2014	$0.07
Weighted average fair value of warrants granted during 2015	$0.07

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2013	$(87,604)	$(87,604)
2014 Activity	(156,223)	(156,223)
Balance at December 31, 2014	(243,827)	(243,827)
2015 Activity	(87,970)	(87,970)
Balance at September 30, 2015	$(331,797)	$(331,797)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

As of September 30, 2015, there were 2,102,500 outstanding options and 3,583,332 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2015, there were 1,006,668 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”). The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance. The 1998 Plan expired as of December 31, 2008. As of September 30, 2015, there were no remaining outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2013	5,745,000	$0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	(150,000)	0.13
Forfeited/cancelled/expired	(2,615,000)	0.40

Outstanding at December 31, 2014	3,130,000	0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(960,000)	0.37

Outstanding at September 30, 2015	2,102,500	$0.15	1.74	$126,200

Vested and exercisable at September 30, 2015	1,752,500	$0.13	1.26	$120,925

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015.

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2015 and September 30, 2014, respectively, was:

Fair value of options vesting		Number of options vested	Fair value of options vested
For the nine months ended	September 30, 2015	150,000	$26,358
For the nine months ended	September 30, 2014	570,834	$66,389

Cash received from stock option exercises for the nine month periods ended September 30, 2015 and September 30, 2014 was $27,250 and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2015 and September 30, 2014.

The following table summarizes information concerning options outstanding at September 30, 2015:

Awards breakdown by price range at September 30, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,827,500	1.43	$0.13	1,652,500	1.37	$0.13
0.21	to	0.29	175,000	3.49	0.22	100,000	2.72	0.21
0.30	to	0.49	100,000	4.42	0.30	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,102,500	1.74	$0.15	1,752,500	1.26	$0.13

The following table summarizes information concerning options outstanding at December 31, 2014:

Awards breakdown by price range at December 31, 2014
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	2,080,000	1.98	$0.13	1,855,000	1.72	$0.12
0.21	to	0.29	600,000	0.92	0.24	550,000	0.69	0.25
0.30	to	0.49	-0-	0.00	0.00	-0-	0.00	0.00
0.50	to	0.70	450,000	0.68	0.50	450,000	0.68	0.50
0.00	to	0.70	3,130,000	1.59	$0.20	2,855,000	1.35	$0.21

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2015 was $0.24 and $0.16 during the nine month period ended September 30, 2014. The Black Scholes option-pricing model was utilized to calculate these values.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

(unaudited)

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

Below are the assumptions for the fair value of share-based payments for the nine month periods ended September 30, 2015 and September 30, 2014.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2015	December 31, 2014
Risk-free interest rate	1.03%	0.93%
Expected dividend yield	0.0%	0.0%
Expected volatility	188.5%	199.0%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
For the nine months ended September 30,	2015	2014
Stock options granted during the period	$0.24	$0.16

Stock options vested during the period	$0.18	$0.12

Stock options forfeited during the period	$0.37	$0.43

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2015, and changes during the nine month period ended September 30, 2015 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2015	275,000	$0.17

Nonvested shares at September 30, 2015	350,000	$0.21

As of September 30, 2015, approximately $50,047 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 15:	SUBSEQUENT EVENTS

Subsequent to September 30, 2015 the Company repaid $700,000 on its revolving Line of Credit.

On October 15, 2015 the Company and Mr. Wit extended the maturity date of $6,919,000 of promissory notes to January 1, 2019. The promissory notes bear interest at 12% per annum. The expiration date of the warrants associated with the promissory notes was also extended to January 1, 2019.

On Oct 16, 2015 50,002 restricted shares were forfeited by a former employee as the restrictions had not lapsed prior to the end of the employee’s service.

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

In 2015, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	Expanding our penetration of the large pharmaceutical sponsor market;
●	Broadening our suite of services and software applications on an organic R&D basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;
●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs.

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our R&D efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $2,018,638 and $2,092,125 on R&D activities during the nine months ended September 30, 2015 and September 30, 2014, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our R&D team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2014 and year to date 2015 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2015.  We increased the marketing and business development budget for our TrialOne product during 2014 and the first nine months of 2015 as we place increased emphasis on increasing our penetration of the Phase I market in the U.S. and Europe as well as in East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2015 and September 30, 2014 is included in the table below.

Summarized Statement of Operations
For the nine months ended
September 30,
		% of		% of		%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$15,270,895		$11,915,713		$3,355,182	28.2%

Cost of sales	3,421,918	22.4%	2,970,451	24.9%	451,467	15.2%

Gross margin	11,848,977	77.6%	8,945,262	75.1%	2,903,715	32.5%

Salaries, benefits and related taxes	8,138,709	53.3%	7,954,833	66.8%	183,876	2.3%
Rent	723,712	4.7%	663,961	5.6%	59,751	9.0%
Consulting	226,094	1.5%	60,669	0.5%	165,425	272.7%
Legal and professional fees	329,664	2.2%	277,262	2.3%	52,402	18.9%
Other expenses	927,643	6.1%	1,030,828	8.7%	(103,185)	-10.0%
Selling, general and administrative	1,084,103	7.1%	892,912	7.5%	191,191	21.4%
Total operating expenses	11,429,925	74.9%	10,880,465	91.4%	549,460	5.0%

Operating income/(loss)	419,052	2.7%	(1,935,203)	-16.2%	2,354,255	-121.7%

Interest expense	(2,198,250)	-14.4%	(1,979,879)	-16.6%	(218,371)	11.0%
Interest income	3	0.0%	77	0.0%	(74)	-96.1%
Change in derivatives	6,290,796	41.2%	4,410,241	37.0%	1,880,555	42.6%
Transaction (loss)	(53,019)	-0.3%	(54,915)	-0.5%	1,896	-3.5%

Income before income taxes and dividends	4,458,582	29.2%	440,321	3.7%	4,018,261	912.6%
Income tax (expense)	(3,955)	0.0%	(35,407)	-0.3%	31,452	-88.8%
Net Income	4,454,627	29.2%	404,914	3.4%	4,049,713	1000.1%

Total preferred stock dividends	(154,272)	-1.0%	(154,272)	-1.3%	-0-	0.0%

Net Income attributable to common stockholders	$4,300,355	28.2%	$250,642	2.1%	$4,049,713	1615.7%

The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2015 and September 30, 2014.

	For the nine months ended
Revenue activity	September 30, 2015		September 30, 2014		$ Change	% Change
Set-up fees	$4,930,454	32.3%	$3,363,576	28.2%	$1,566,878	46.6%
Change orders	592,283	3.9%	337,903	2.8%	254,380	75.3%
Maintenance	3,859,908	25.3%	3,187,173	26.7%	672,735	21.1%
Software licenses	2,782,117	18.2%	2,730,770	23.0%	51,347	1.9%
Professional services	2,369,062	15.5%	1,700,498	14.3%	668,564	39.3%
Hosting	737,071	4.8%	595,793	5.0%	141,278	23.7%
Total	$15,270,895	100.0%	$11,915,713	100.0%	$3,355,182	28.2%

Overall Revenue increased by $3,355,182 or 28.2%. This increase is primarily the result of increases in set-up fees, maintenance and professional services fees.

We recorded revenue of $10,495,035 including $4,930,454 from set-up fees and $2,384,000 from maintenance revenues associated with our TrialMaster suite during the nine months ended September 30, 2015 compared with revenue of $8,509,671 that included $3,363,576 in set-up fees and $1,770,228 in maintenance revenues during the nine months ended September 30, 2014.

We recorded $1,352,585 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the nine months ended September 30, 2015 compared with $1,618,564 for the nine months ended September 30, 2014.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $194,117 in revenues from hosting activities and $106,400 in professional services associated with eClinical during the nine months ended September 30, 2015 compared with $214,602 from hosting activities and $124,920 from professional services activities for the nine months ended September 30, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $941,336 in revenues from maintenance relating to eClinical in the nine months ending September 30, 2015 as compared to $1,033,184 for the nine months ending September 30, 2014.

We recorded revenue of $2,861,890 including $1,496,453 from software licensing and $948,595 from professional services associated with clients utilizing our TrialOne EDC software for the nine months ended September 30, 2015 compared with revenue of $990,253 including $366,743 from software licensing and $493,235 from professional services for the nine months ended September 30, 2014.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $561,385 for the nine months ended September 30, 2015 including $178,883 from software licensing and $272,582 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $797,225 for the nine months ended September 30, 2014 including $401,412 from software licensing and $321,010 from maintenance.

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

Our top five customers accounted for approximately 35% of our revenues during the nine months ended September 30, 2015 and approximately 30% of our revenues during the nine months ended September 30, 2014.  One customer accounted for approximately 15% of our revenues during the nine months ended September 30, 2015.   One customer accounted for approximately 13% of our revenues the nine months ended September 30, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 15% or $451,467 for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  Cost of goods sold were approximately 22% of revenues for the nine months ended September 30, 2015 compared to approximately 25% for the nine months ended September 30, 2014. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the nine months ended September 30, 2015 primarily due to increases in salaries and related expenses for programmers and developers. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 5% for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.  The increase in operating expenses is primarily the result of an increase in headcount to support trials from new clients and additional work from existing clients and an increase in consulting and marketing expenses.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the nine months ended September 30, 2015 compared to 73% of total operating expenses for the nine months ended September 30, 2014.  Salaries and related expenses increased by 2% for the nine months ended September 30, 2015 when compared to the same period ended September 30, 2014.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the nine months ended
	September 30, 2015	September 30, 2014	$ Change	% Change
OmniComm corporate operations	$5,542,663	$5,483,810	$58,853	1.1%
New Jersey operations office	702,113	477,032	225,081	47.2%
OmniComm Europe, GmbH	522,430	601,072	(78,642)	-13.1%
OmniComm Ltd.	677,341	726,033	(48,692)	-6.7%
OmniComm Spain	109,129	116,578	(7,449)	-6.4%
OmniComm Promasys B.V.	403,416	427,678	(24,262)	-5.7%
Employee stock compensation	181,617	122,630	58,987	48.1%
Total salaries and related expenses	$8,138,709	$7,954,833	$183,876	2.3%

As of September 30, 2015, we employed approximately 53 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 10 employees out of our New Jersey regional operating office, 21 out-of-state employees, 8 employees out of a wholly-owned subsidiary in the United Kingdom, 19 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base.

During the nine months ended September 30, 2015 and the nine months ended September 30, 2014 we incurred $181,617 and $122,630, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 9% during the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is primarily associated with an increase in our Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2016.  We lease Co-location space in Frankfurt, Germany under a lease that expires in December 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in 2022.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the nine months ending September 30, 2015 was a decrease in expense of $18,969 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $8,898 for the nine month period ending September 30, 2014.

For the nine months ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Corporate office	$263,717	$250,438	$13,279	5.3%
Co-location and disaster recovery facilities	320,535	246,449	74,086	30.1%
New Jersey operations office	41,700	40,684	1,016	2.5%
OmniComm Europe, GmbH	57,400	70,884	(13,484)	-19.0%
OmniComm Ltd.	49,015	51,912	(2,897)	-5.6%
OmniComm Spain	5,005	6,082	(1,077)	-17.7%
OmniComm Promasys B.V.	5,309	6,410	(1,101)	-17.2%
Straight-line rent expense	(18,969)	(8,898)	(10,071)	-113.2%
Total	$723,712	$663,961	$59,751	9.0%

Consulting services expense increased to $226,094 for the nine months ended September 30, 2015 compared with $60,669 for the nine months ended September 30, 2014. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the nine months of 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the nine months ended
Expense Category	September 30, 2015	September 30, 2014	$ Change	% Change
Sales and marketing	$5,108	$-0-	$5,108	n/a
Product development	220,986	60,669	160,317	264.2%
Total	$226,094	$60,669	$165,425	272.7%

Legal and professional fees increased approximately 19% for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2015 and September 30, 2014, respectively.

For the nine months ended
Expense Category	September 30, 2015	September 30, 2014	$ Change	% Change
Financial advisory	$53,530	$6,250	$47,280	756.5%
Audit and related	56,465	48,850	7,615	15.6%
Accounting services	126,389	136,359	(9,970)	-7.3%
Legal-employment related	35,283	30,291	4,992	16.5%
Legal-financial related	36,367	15,801	20,566	130.2%
General legal	21,630	39,711	(18,081)	-45.5%
Total	$329,664	$277,262	$52,402	18.9%

Selling, general and administrative expenses (“SG&A”) increased by $191,191 or approximately 21% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $420,000 on marketing, sales and advertising. We expect that the 2015 marketing, sales and advertising expenses will be approximately $700,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the nine month period ended September 30, 2015 we recognized a credit of $15,038 for bad debt as compared to $76,634 in bad debt expense for the nine month period ended September 30, 2014.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2015 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2015.

Interest expense was $2,198,250 during the nine months ended September 30, 2015 compared to $1,979,879 for the nine months ended September 30, 2014, an increase of $218,371.  Interest incurred to related parties was $1,977,778 during the nine months ended September 30, 2015 and $1,818,911 for the nine months ended September 30, 2014.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011, 2013, 2014 and 2015.  The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2015 and September 30, 2014.

Interest Expense
	For the nine months ended
Debt Description	September 30, 2015	September 30, 2014	$ Change
Accretion of discount from derivatives	$512,094	$405,216	$106,878
August 2008 convertible notes	143,605	143,605	-0-
December 2008 convertible notes	446,721	446,972	(251)
September 2009 secured convertible debentures	107,704	107,704	-0-
December 2009 convertible debentures	133,733	133,733	-0-
General interest	153,157	119,233	33,924
Related party notes payable	701,236	623,416	77,820
Total	$2,198,250	$1,979,879	$218,371

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013, 2014 and 2015.  We recorded a net unrealized gain of $6,290,796 during the nine months ended September 30, 2015 compared with a net unrealized gain of $4,410,241 during the nine months ended September 30, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2015 and September 30, 2014 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $154,272 and $154,272 in its 5% Series A Preferred Stock dividends for the nine month periods ended September 30, 2015, and September 30, 2014, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,740,973
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,822,953

The three months ended September 30, 2015 compared with the three months ended September 30, 2014

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2015 and September 30, 2014 is included in the table below.

Summarized Statement of Operations
For the three months ended
September 30,
		% of		% of		%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$5,597,869		$5,124,689		$473,180	9.2%

Cost of sales	1,020,373	18.2%	1,139,401	22.2%	(119,028)	-10.4%

Gross margin	4,577,496	81.8%	3,985,288	77.8%	592,208	14.9%

Salaries, benefits and related taxes	2,596,492	46.4%	2,726,522	53.2%	(130,030)	-4.8%
Rent	241,001	4.3%	219,974	4.3%	21,027	9.6%
Consulting	49,354	0.9%	10,111	0.2%	39,243	388.1%
Legal and professional fees	111,536	2.0%	77,365	1.5%	34,171	44.2%
Other expenses	248,678	4.4%	301,315	5.9%	(52,637)	-17.5%
Selling, general and administrative	256,496	4.6%	299,940	5.9%	(43,444)	-14.5%
Total operating expenses	3,503,557	62.6%	3,635,227	71.0%	(131,670)	-3.6%

Operating income	1,073,939	19.2%	350,061	6.8%	723,878	206.8%

Interest expense	(752,568)	-13.4%	(632,971)	-12.4%	(119,597)	18.9%
Interest income	3	0.0%	12	0.0%	(9)	-75.0%
Change in derivatives	2,217,998	39.6%	1,607,670	31.4%	610,328	38.0%
Transaction (loss)	(4,943)	-0.1%	(41,596)	-0.8%	36,653	-88.1%

Income before income taxes and dividends	2,534,429	45.3%	1,283,176	25.0%	1,251,253	97.5%
Income tax (expense)	(3,570)	-0.1%	(1,446)	0.0%	(2,124)	146.9%
Net income	2,530,859	45.2%	1,281,730	25.0%	1,249,129	97.5%

Total preferred stock dividends	(51,989)	-0.9%	(51,989)	-1.0%	-0-	0.0%

Net income attributable to common stockholders	$2,478,870	44.3%	$1,229,741	24.0%	$1,249,129	101.6%

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2015 and September 30, 2014.

	For the three months ended
Revenue Activity	September 30, 2015		September 30, 2014		$ Change	% Change
Set-up fees	$2,048,301	36.6%	$1,419,722	27.7%	$628,579	44.3%
Change orders	237,475	4.2%	140,949	2.8%	96,526	68.5%
Maintenance	1,358,501	24.3%	1,175,527	22.9%	182,974	15.6%
Software licenses	1,254,743	22.4%	1,444,623	28.2%	(189,880)	-13.1%
Professional services	444,095	7.9%	747,693	14.6%	(303,598)	-40.6%
Hosting	254,754	4.6%	196,175	3.8%	58,579	29.9%
Total	$5,597,869	100.0%	$5,124,689	100.0%	$473,180	9.2%

Overall Revenue increased by $473,180 or 9.2%. This increase is primarily the result of increases in set-up fees and maintenance.

We recorded revenue of $3,935,014 including $2,048,301 from set-up fees and $814,988 from maintenance revenues associated with our TrialMaster suite during the three months ended September 30, 2015 compared with revenue of $3,774,206 that included $1,419,722 in set-up fees and $709,128 in maintenance revenues during the three months ended September 30, 2014.

We recorded $415,642 in revenues associated with clients using the eClinical software application suite (“eClinical”) during the three months ended September 30, 2015 compared with $474,840 for the three months ended September 30, 2014.  eClinical revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $63,900 in revenues from hosting activities and $14,550 in professional services associated with eClinical during the three months ended September 30, 2015 compared with $60,551 from hosting activities and $27,970 from professional services activities for the three months ended September 30, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application. In addition we recorded $303,570 in revenues from maintenance relating to eClinical in the three months ending September 30, 2015 as compared to $316,113 for the three months ending September 30, 2014.

We recorded revenue of $1,029,293 including $797,724 from software licensing and $39,725 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended September 30, 2015 compared with revenue of $612,643 including $287,576 from software licensing and $262,755 from professional services for the three months ended September 30, 2014.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences and are in the process of expanding our dedicated sales force for the TrialOne software.  TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $217,920 for the three months ended September 30, 2015 including $83,960 from software licensing and $92,750 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $262,999 for the three months ended September 30, 2014 including $105,393 from software licensing and $109,948 from maintenance.

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

Our top five customers accounted for approximately 38% of our revenues during the three months ended September 30, 2015 and approximately 37% of our revenues during the three months ended September 30, 2014.  One customer accounted for approximately 18% of our revenues during the three months ended September 30, 2015.   One customer accounted for approximately 14% of our revenues and another accounted for approximately 11% of our revenues during the three months ended September 30, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 10% or $119,029 for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Cost of goods sold were approximately 18% of revenues for the three months ended September 30, 2015 compared to approximately 22% for the three months ended September 30, 2014. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold decreased during the three months ended September 30, 2015 primarily due to a decrease in costs associated with pass-through revenues. We added additional headcount in order to properly service both new clients and additional work from existing clients.  The costs associated with the headcount are recognized as incurred, but the revenue from the trials is recognized over the life of the trial. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses decreased approximately 4% for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.  The decrease in operating expenses is primarily the result of a decrease in salary and related expenses.

Salaries and related expenses were our biggest operating expense at 74% of total operating expenses for the three months ended September 30, 2015 compared to 75% of total operating expenses for the three months ended September 30, 2014.  Salaries and related expenses decreased by 5% for the three months ended September 30, 2015 when compared to the same period ended September 30, 2014.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	September 30, 2015	September 30, 2014	$ Change	% Change
OmniComm corporate operations	$1,784,666	$1,862,838	$(78,172)	-4.2%
New Jersey operations office	199,888	187,182	12,706	6.8%
OmniComm Europe, GmbH	171,602	196,732	(25,130)	-12.8%
OmniComm Ltd.	213,630	247,525	(33,895)	-13.7%
OmniComm Spain	36,121	41,814	(5,693)	-13.6%
OmniComm Promasys B.V.	125,888	145,341	(19,453)	-13.4%
Employee stock compensation	64,697	45,090	19,607	43.5%
Total salaries and related expenses	$2,596,492	$2,726,522	$(130,030)	-4.8%

As of September 30, 2015, we employed approximately 53 employees out of our Ft. Lauderdale, Florida Corporate Office (“Corporate Office”), 10 employees out of our New Jersey regional operating office, 21 out-of-state employees, 8 employees out of a wholly-owned subsidiary in the United Kingdom, 19 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Spain.  We expect to continue to selectively add experienced sales and marketing personnel in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base.

During the three months ended September 30, 2015 and the three months ended September 30, 2014 we incurred $64,697 and $45,090, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 10% during the three months ended September 30, 2015 when compared to the three months ended September 30, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is primarily associated with an increase in our Co-location and disaster recovery facilities rent expense.  Our primary data site is located at a Cincinnati Bell owned Co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We lease Co-location and disaster recovery space in the Ft. Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. This lease expires in April 2016.  We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2016.  We lease Co-location space in Frankfurt, Germany under a lease that expires in December 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in February 2016.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018.  Our Corporate Office lease expires in 2022.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent during the three months ending September 30, 2015 was a decrease in expense of $6,882 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $3,455 for the three month period ending September 30, 2014.

For the three months ended
	September 30, 2015	September 30, 2014	$ Change	% Change
Corporate office	$87,045	$84,311	$2,734	3.2%
Co-location and disaster recovery facilities	108,347	82,080	26,267	32.0%
New Jersey operations office	13,970	13,447	523	3.9%
OmniComm Europe, GmbH	18,572	22,315	(3,743)	-16.8%
OmniComm Ltd.	16,481	17,251	(770)	-4.5%
OmniComm Spain	1,683	1,973	(290)	-14.7%
OmniComm Promasys B.V.	1,785	2,052	(267)	-13.0%
Straight-line rent expense	(6,882)	(3,455)	(3,427)	-99.2%
Total	$241,001	$219,974	$21,027	9.6%

Consulting services expense increased to $49,354 for the three months ended September 30, 2015 compared with $10,111 for the three months ended September 30, 2014. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months of 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	September 30, 2015	September 30, 2014	$ Change	% Change
Sales and marketing	$5,108	$-0-	$5,108	n/a
Product development	44,246	10,111	34,135	337.6%
Total	$49,354	$10,111	$39,243	388.1%

Legal and professional fees increased approximately 44% for the three months ended September 30, 2015 compared with the three months ended September 30, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2015 and September 30, 2014, respectively.

For the three months ended
Expense Category	September 30, 2015	September 30, 2014	$ Change	% Change
Financial advisory	$16,030	$6,250	$9,780	156.5%
Audit and related	9,296	8,780	516	5.9%
Accounting services	48,290	43,912	4,378	10.0%
Legal-employment related	517	10,897	(10,380)	-95.3%
Legal-financial related	24,417	3,866	20,551	531.6%
General legal	12,986	3,660	9,326	254.8%
Total	$111,536	$77,365	$34,171	44.2%

Selling, general and administrative expenses (“SG&A”) decreased by $43,444 or approximately 15% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease is primarily due to decreases in license, office software and subscription expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2014 we spent approximately $420,000 on marketing, sales and advertising. We expect that the 2015 marketing, sales and advertising expenses will be approximately $700,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three month period ended September 30, 2015 we recognized a credit to bad debt expense of $9,636 as compared to $632 in bad debt expense for the three month period ended September 30, 2014.  This decrease was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2015 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2015.

Interest expense was $752,568 during the three months ended September 30, 2015 compared to $632,971 for the three months ended September 30, 2014, an increase of $119,597.  Interest incurred to related parties was $677,993 during the three months ended September 30, 2015 and $578,735 for the three months ended September 30, 2014.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011, 2013, 2014 and 2015.  The table below provides detail on the significant components of interest expense for the three months ended September 30, 2015 and September 30, 2014.

Interest Expense
	For the three months ended
Debt Description	September 30, 2015	September 30, 2014	$ Change
Accretion of discount from derivatives	$181,828	$102,326	$79,502
August 2008 convertible notes	48,394	48,394	-0-
December 2008 convertible notes	150,477	150,628	(151)
September 2009 secured convertible debentures	36,296	36,296	-0-
December 2009 convertible debentures	45,068	45,068	-0-
General interest	51,890	40,171	11,719
Related party notes payable	238,615	210,088	28,527
Total	$752,568	$632,971	$119,597

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011, 2013, 2014 and 2015.  We recorded a net unrealized gain of $2,217,999 during the three months ended September 30, 2015 compared with a net unrealized gain of $1,607,670 during the three months ended September 30, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2015 and September 30, 2014 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTC Bulletin Board. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $51,989 and $51,989 in its 5% Series A Preferred Stock dividends for the three month periods ended September 30, 2015, and September 30, 2014, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2015, we had working capital deficit of approximately $8,952,209.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	September 30, 2015	December 31, 2014	$ Change
Cash	$800,386	$522,914	$277,472
Accounts receivable, net of allowance for doubtful accounts	3,715,510	3,416,151	299,359
Prepaid expenses	494,864	228,082	266,782
Prepaid stock compensation, current portion	197,233	153,500	43,733
Other current assets	15,485	18,305	(2,820)
Current assets	5,223,478	4,338,952	884,526

Accounts payable and accrued expenses	2,251,058	1,894,185	356,873
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	6,670,335	5,840,875	829,460
Line of credit, current portion	-0-	4,000,000	(4,000,000)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,089,106	2,729,902	(1,640,796)
Conversion feature liability	138,559	214,500	(75,941)
Warrant liability, related parties	2,859,288	6,496,448	(3,637,160)
Warrant liability	129,841	198,612	(68,771)
Current liabilities	14,175,687	22,412,022	(8,236,335)

Working capital (deficit)	$(8,952,209)	$(18,073,070)	$9,120,861

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2015	September 30, 2014
Net cash (used in) operating activities	$(368,773)	$(141,882)
Net cash (used in) investing activities	(330,094)	(67,674)
Net cash provided by financing activities	1,002,250	179,075

Net increase/(decrease) in cash and cash equivalents	277,472	(67,038)

Changes in operating accounts	586,812	3,042,896

Effect of non-cash transactions on cash and cash equivalents	$(5,410,212)	$(3,589,692)

Cash and Cash Equivalents

Cash and cash equivalents increased by $277,472 to $800,386 at September 30, 2015. The increase is primarily comprised of a net gain of $4,454,627, changes in working capital accounts of $586,812 and a decrease from non-cash transactions of $5,410,212. During the nine months ended September 30, 2015 we had investing activities comprised of net purchases of property and equipment of $330,094. For financing activities, we borrowed $1,000,000 against our revolving line of credit, paid off $25,000 of notes payable and received $27,250 from the exercise of stock options.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2015:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$7,731,500	$-0-		$792,500	(2)	$20,000	(3)	$6,919,000	(4)
Convertible notes	9,660,000	75,000	(5)	9,195,000	(6)	390,000	(7)	-0-
Lines of credit (8)	5,000,000	-0-		-0-		5,000,000		-0-
Operating lease obligations (9)	2,208,349	604,112		328,399		251,984		1,023,854	(10)
Patent licensing fees (11)	1,525,000	962,500		450,000		112,500		-0-
Total	$26,124,849	$1,641,612		$10,765,899		$5,774,484		$7,942,854

1.	Amounts do not include interest to be paid.
2.	Includes $420,000 of 10% notes payable that mature in April 2017 and $372,500 of 12% notes payable that mature in April 2017.
3.	Includes $20,000 of 12% notes payable that mature in April 2018.
4.	Includes $6,919,000 of 12% notes payable that mature in January 2019.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
6.	Includes $1,920,000 in 10% convertible notes that mature in April 2017 and $7,275,000 in 12% convertible notes that mature in April 2017.
7.	Includes $390,000 in 12% convertible notes that mature in April 2018.
8.	Includes $5,000,000 due on the revolving Line of Credit with The Northern Trust Company.
9.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our Co-location and disaster recovery locations in Ohio, Florida and Frankfurt, Germany, our R&D office in England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.

10.	Includes office lease obligations through 2022
11.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $197,858 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of our stockholders or impose restrictive covenants that may adversely impact our business. Further, there can be no assurance that even if such additional capital is obtained or the planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

While several of our directors have historically, either personally or through funds with which they are affiliated, provided substantial capital either in the form of debt or equity financing there can be no assurance that they will continue to provide any such funding to us on favorable terms or at all.

Our ability to continue in existence is dependent on our having sufficient financial resources to bring products and services to market. As a result of our historical operating losses, negative cash flows and accumulated deficits for the periods ending September 30, 2015, there is substantial doubt about our ability to continue as a going concern. In addition, our auditors Liggett, Vogt & Webb P.A., included language which qualified their opinion regarding our ability to continue as a going concern in their report dated March 31, 2015 regarding our audited financial statements for the year ended December 31, 2014.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first nine months of 2015, we adopted the following new accounting pronouncements:

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU was to be effective for annual reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, (“ASU 2015-14”), which defers the effective date by one year while providing the option to adopt the standard on the original effective date. Accordingly, the Company may adopt the standard either in its first quarter of 2017 or its first quarter of 2018 and it can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the timing for the adoption of ASU 2014-09, which transition approach to use and the impact of the adoption of ASU 2014-09 on the Company's consolidated financial statements.

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

In June 2015, FASB issued ASU No. 2015-10, “Technical Corrections and Improvements”, (“ASU 2015-10”). This ASU covers a wide range of Topics in the Codification.  The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In September 2015, FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, (“ASU 2015-16”). This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2015, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
3.11*	Certificate of Amendment to the Certificate of Designation of the 5% Series A Convertible Preferred Stock
10.88*	Pledgor Fee and Reimbursement Agreement with Cornelis F. Wit
10.89*	$2,860,000 Promissory note payable to Cornelis F. Wit dated October 15, 2015
10.90*	$2,860,000 Warrant agreement with Cornelis F. Wit dated October 15, 2015
10.91*	$1,600,000 Promissory note payable to Cornelis F. Wit dated October 15, 2015
10.92*	$1,600,000 Warrant agreement with Cornelis F. Wit dated October 15, 2015
10.93*	$529,000 Promissory note payable to Cornelis F. Wit dated October 15, 2015
10.94*	$529,000 Warrant agreement with Cornelis F. Wit dated October 15, 2015
10.95*	$980,000 Promissory note payable to Cornelis F. Wit dated October 15, 2015
10.96*	$980,000 Warrant agreement with Cornelis F. Wit dated October 15, 2015
10.97*	$950,000 Promissory note payable to Cornelis F. Wit dated October 15, 2015
10.98*	$950,000 Warrant agreement with Cornelis F. Wit dated October 15, 2015
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2015

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer (Principal Financial Officer)