Form 10-K
period 2015-12-31
OMNICOMM SYSTEMS INC
filed 2016-03-30
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2015	75,406,443	$15,081,289

Our common stock trades on the OTCQX Marketplace (OTCQX).  Shares of voting stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  The registrant has no shares of non-voting common stock authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 29, 2016	Common Stock, $0.001 par value per share	145,654,473

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2016 Annual Meeting of Stockholders to be held on June 16, 2016 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I.

ITEM 1.          BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set forth in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  Reference to “us,” “we,” “our,” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, OmniComm Spain S.L. and OmniComm Promasys B.V.

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

The benefits of managing a clinical trial using our eClinical Products include:

●	Real-time access to the data
●	Faster study completion
●	Cost savings
●	Improved quality and visibility of results
●	Comprehensive clinical development solutions

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. We have increased the scope and quality of the products and services we offer.   During 2015 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges. In March 2015, we released TrialMaster version 4.2.1.  This release provides new capabilities to capture audit trail information for electronic source data, dramatic productivity enhancements in the automated generation of SDTM (Study Data Tabulation Model) datasets, the ability for sites in registry studies to export their own data, and over 100 other targeted enhancements. This release also contains performance improvements that allow TrialMaster to effortlessly support the industry’s largest studies. This new release also provides the platform for major new areas of functionality.

Key facets of our strategy include:

●

Scope Expansion – We plan on expanding the scope of services and products offered within the eClinical product spectrum via organic product and service development, through strategic partnerships and relationships and through the selective use of acquisitions;

●

Customer Base Expansion – We will seek to expand the customer base for our existing set of eClinical Solutions and intend to design complementary solutions that will allow us to expand the universe of clients that we service; and

●	Diversification – We intend to continue to diversify our revenue and customer base in order to avoid over-concentration of our business on any solution/product set or client-base.

Our Business Model

The scope of client clinical trial support service needs can vary from trial to trial.  Experience with EDC and other eClinical trial management solutions can also vary based on such factors as client size and sophistication.  Our approach to satisfying the diverse needs of our customers is to offer a variety of EDC solutions.  We offer our eClinical Products under an application service provider (“ASP”) business model as well as technology transition (“Technology Transition”) and technology transfer (“Technology Transfer”) business models (both of which are considered licensed).

We offer a fully hosted Technology Transition model designed to allow the client to bring study administration and set-up services in-house yet continue to host the solution with us, as well as a complete Technology Transfer model for clients that want to keep their eClinical technology solution completely in-house. This methodology allows our customers to use our services at their own pace, given the logistics of their human resource, infrastructure and capital constraints.  This model allows us the flexibility to deliver eClinical solutions to a broader array of clinical trial sponsors.

Our Software Products and Services

TrialMaster EDC Solution

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage their clinical trial data over the internet. Users at investigative sites such as hospitals and doctors’ offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. For example, a rule could check that a medication start date is earlier than the medication stop date, and prompt the user to correct any errors before proceeding. Compared to paper studies such real-time feedback dramatically improves the initial data quality. This in turn decreases the time it takes to analyze the study results, helping pharmaceutical, biotech and medical device companies bring their products to market sooner.

We believe TrialMaster has a number of competitive strengths when compared to other EDC products. A key differentiator is that the rule checks described above are implemented using JavaScript, giving a highly-responsive user experience. For example, if a medication is marked as “continuing,” the stop date field can be immediately disabled, preventing inconsistent data from being entered. Additionally, TrialMaster has an intuitive user interface, easy navigation, and robust tools for monitoring and tracking the state of the data at any time. Finally, TrialMaster has open Application Programming Interfaces (APIs) that allow other clinical trial applications to send data to and receive data from TrialMaster over the internet. For example, laboratory data can be transmitted and loaded automatically, while an external project management system could inquire about how many patients were enrolled in a particular TrialMaster study and update a summary table accordingly.

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

It is standard practice to monitor all the data in the EDC system against the source medical records, an activity called Source Document Verification (SDV). In 2011, the FDA issued draft guidance stating, among other things, that it was no longer necessary to perform 100% SDV, providing the data selection was part of a risk-based monitoring plan. TrialMaster includes a facility called “dynamic monitoring,” which allows organizations conducting clinical trials to select a subset of data for SDV based on a configurable, statistical algorithm. This capability allows TrialMaster customers to save significant costs in the conduct of clinical trials, since monitoring activities typically consume 30% of the total costs for a trial.

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

TrialMaster Archive allows us to provide human and machine readable copies of the data when a clinical study has been completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages.  These are delivered to the client via CD in a read-only format, affording our clients and the FDA the ability to review clinical trial data by trial, site, patient, visit and form. Trial sponsors receive a CD with data for all sites including final data exports in the formats their TrialMaster study used.  The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all case report forms ("CRF") in FDA submission format. This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

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

We believe the key benefits of TrialOne for our customers include:

●	Faster data collection, which provides the ability to get to database lock more quickly allowing for a more timely analysis of the study data;
●

The ability for clinical trial sponsors to reduce their total cost throughout the entire Phase I process by streamlining the patient recruitment process, reducing error rates through the use of edit queries and through the effective use of integration with medical instrumentation;

●	Access to valid data earlier provides more visibility for “Go/No Go” decisions;
●	Increased trial subject safety-review data (e.g. vital sign trends) in real-time;
●	Trial sponsors can manage or run more studies with fewer human resources; and
●	The use of bar-coded samples reduces laboratory errors thereby increasing patient safety.

 TrialOne Phase I Application Suite

TrialOne is a comprehensive software application suite that provides clinical trial site sponsors, study investigators and study monitors with several tools designed to make the overall Phase I clinic operation more efficient.  Phase I studies are used to conduct the first tests of new drugs or medical devices in humans. They are often held in dedicated Phase I clinics, where volunteers follow a strict timed schedule of dosing followed by measurements such as vital signs, electrocardiograms and repeated blood draws. TrialOne is designed to manage the automation of Phase I clinics. It allows the specification of the schedule and the corresponding dosing and required measurements, then supports the real-time collection of data according to that schedule. Much of the data collection is automated via direct entry from instruments, such as barcode scanners that read barcodes on both the patients and the vials of blood being filled.

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

Subject Recruitment and Screening.

The TrialOne subject recruitment module is designed to provide essential functionality for automating the collection and tracking of information involved in finding, screening and scheduling subject candidates for an early phase study.  The customized database can be searched for volunteers based on specific demographics, medical history and concomitant medications.  Trial sponsors can define study-specific screening test panels and record volunteer screening test results.  Outbound communications can be managed allowing for the scheduling of calls, sending e-mail blasts, printing mailing labels or exporting flexible CSV files.

Scheduler.

The scheduler module provides a mechanism for defining the study structure including a time and events schedule.  The module is designed to optimize study build times using a wizard-driven design tool creating database efficiencies using object libraries and templates.   This can quickly produce clear, easy to use, schedule driven electronic CRFs suitable for complex and adaptive clinical trials including study alarms and real time validation criteria with edits.  Additionally, the Scheduler can define actions or events to be automatically offset relative to the study drug and rapidly address mid-study changes.

Direct Data Capture ("DDC").

The DDC module allows capture of real-time data for screening or study at data collection stations, bed-side or roaming.  The system allows for the collection of data online, over an intranet or internet using a desktop, notebook, or tablet PC.  Using a library of custom drivers the DDC module can collect vital signs or other biologic data directly from device and/or instrumentation.  As with later phase applications the system can clean data at the point of collection with real-time validation edit checks while enhancing protocol compliance via schedule-driven workflow.  Working with the Subject Recruitment and Screening module the system seamlessly maps data to the recruitment database for future criteria searches.  Automation and authentication checks are maintained using a full array of barcode and scanner support for all aspects of the clinic including subject IDs, sample labeling and event tracking.

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

 eClinical Suite

The eClinical Suite is comprised of a number of highly configurable modules that can be combined to provide a solution for capturing and managing clinical trial data based on specific client needs.  The modules are:

●	eClinical Portal – the gateway to all functions, data and reports. It provides the means to create an environment specific to any protocol and user needs.

●	eClinical Data Management – where protocols are defined using libraries of reusable standard objects (codelists, data items, data modules, pages, edit checks, etc.).

●

eClinical Data Capture – is the EDC module used by investigator sites and client personnel such as data managers, statisticians, safety, etc.  In this module data can be entered and reviewed, queries resolved, etc.  The interface is designed to be highly intuitive and easy to use thereby minimizing end-user training times.  This module is designed to maintain high performance to keep page turn wait times to a minimum.

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

Promasys

Promasys is an integrated clinical trial data management and EDC system designed to bring industry standard quality and efﬁciency to the data collection, data management and reporting process in clinical trials. Setting up a new clinical study database in Promasys is straightforward and easy and does not require any programming knowledge.

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

Study Life Cycle™

System access control is managed based on user ID and password. For each user or user group, access rights are conﬁgured in detail with 4 levels of access; none, read, write, and admin that can be speciﬁed for each menu function, clinical trial, and study center. For multi-center trials, access rights can be conﬁgured easily to match the roles of the trial staff in the different centers while limiting access to subjects belonging to the user’s own center only. Promasys supports the execution of GCP (Good Clinical Practice) compliant clinical trials with the Study Life Cycle™, the quality engine of the system that divides a clinical trial in 7 distinct phases. The Study Life Cycle™ dynamically adjusts the access rights of users when a trial moves from one phase to the next. In this way, the quality of the trial is supported and the integrity of the data is assured, without the need for user intervention.

WebCRF

The WebCRF is a data entry interface that works through a standard web browser. It allows enrolling and including subjects and entering trial data without the need to install Promasys’ windows client component. Access to subjects is securely controlled, based on the user’s login credentials that reﬂect the functional role as well as the study center of the user.

Hosting

Our customers rely on our eClinical Products to run their clinical trials and, as a result, we need to ensure the availability of our services. We have developed our infrastructure with the goal of achieving availability of our services, which are hosted on a highly-scalable network located in secure third-party co-location data center facilities. We host our eClinical Products’ services and serve our customers primarily from a Cincinnati, Ohio co-location data center facility operated by and in conjunction with co-location services from, CyrusOne, Inc., the former data center co-location segment of Cincinnati Bell. This co-location, consisting of 180 square feet, is specifically designed to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. The co-location data facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers.  In addition, we maintain a co-location facility in Fort Lauderdale, Florida which also serves as a back-up facility for purposes of disaster recovery, and a co-location facility in Frankfurt, Germany.

Our hosting operations incorporate industry-standard hardware, databases and application servers in a flexible, scalable architecture. Elements of our hosting infrastructure can be replaced or added with minimal interruption in service in order to reduce the likelihood that the failure of any single device will cause a broad service outage. Our hosting architecture enables us to scale to increasing numbers of customers by adding additional capacity in the form of servers and disk space. Our storage architecture helps to ensure the safe, secure archiving of customers’ data and to deliver the speed and performance required to enable customers to access and manage their clinical study data in real-time.

Support

We have a multi-national organization to support our applications worldwide. We offer 24 by 7 support to our customers and their investigator sites through multi-lingual help desks located in our US and Bonn, Germany offices.

Consulting and Professional Services

Our services include hosting solutions, consulting services, customer support, training and the delivery of implementation services for Technology Transfer engagements, including installation, configuration, validation and training. The primary consulting services we offer include:

●	Project Management. We assign a project manager to oversee every project and provide up-to-date communications on the status of the project.

●

Clinical Services. We have expertise in translating a clinical protocol into an electronic CRF format.  We ensure that CRF design, visit schedule, site and patient definitions, edit checks, derivations, and code lists are all optimized to use industry best practices, and, where applicable, CDISC/CDASH standards.

●

Training. We provide extensive hands-on and eLearning-based EDC training classes.  Training classes can be conducted at a sponsor location, at an investigator meeting or at an investigator site and via web-cast.

●

Custom Configuration.  Our EDC and eClinical platforms are flexible and allow for major reconfiguration.  Each trial can be designed to suit the specific client workflows and trial design.  Our eClinical includes a clinical trial management system (“CTMS”), drug supply, safety and randomization options that can simplify the trial management experience.

●

System Integration. We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.).  We analyze the client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

●

SOPs and implementation assistance.  Our client services and support personnel can be engaged to write an implementation plan designed to effectively integrate with our EDC solutions.  We can also write standard operating procedures ("SOPs") to help client staff clearly understand their roles in using our eClinical Products to conduct trial activities.  We can also analyze and document business processes to determine where greater operating efficiency may be gained.

●

Installation.  There are various architectures for deploying a secure EDC solution to remote investigator sites. These services explore different security, performance and system management alternatives and help the client design and install an optimal solution to meet their unique needs.

●	Validation. We offer test kits that includes test cases and documentation to validate the installation of our EDC applications against regulatory requirements.

Market Opportunity

Clinical trials are a critical component in bringing a drug or medical device to market.  All prescription drug and medical device therapies must undergo extensive testing as part of the regulatory approval process.  We believe many clinical trials continue to be conducted in an antiquated manner and fail to optimize the resources available for a successful clinical trial.  We believe that our solutions significantly reduce costs, improve data quality and expedite results.  We believe the data integrity, system reliability, management control and auditable quality of our eClinical Solutions will aid clinical trial sponsors that want to improve clinical trial efficiencies, speed-up results and ensure regulatory compliance.

We believe that success in the EDC market is predicated on several criteria.  As the industry grows and matures the ability of participants to fulfill the varied needs of clinical trial sponsors becomes more critical to achieving operational and financial success.  We believe these success criteria include:

●

Deployment options.  Successful EDC vendors provide clinical trial sponsors with flexibility in choosing whether to deploy EDC on an ASP, Technology Transfer or Technology Transition basis.  The ultimate criteria for the selection of the type of technology delivery methodology is often predicated on the size and the resources of the clinical trial sponsor.

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

License Agreement

DataSci, LLC

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until the expiration of the Licensed Patent on May 12, 2018 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). We anticipate that the annual royalties will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2016 - until expiration of the Licensed Patent - $450,000 per year. The Settlement and Licensing Agreement and the amendment thereto (described below) can be terminated on thirty (30) days’ notice by the licensor if we are in default on our obligations thereunder and fail to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.   The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant is exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, deemed to be on the termination date of the Settlement and Licensing Agreement on May 12, 2018.

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology.  Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, (i) to include the eResearch Technology EDC assets acquired within the definition of Licensed Products, and as such subject to the royalty payment(s), under and in accordance with the Settlement and Licensing Agreement, and (ii) provide a release by DataSci of any and all claims of infringement of the Licensed Patent in connection with the eResearch Technology EDC assets acquired which may have occurred prior to the effective date of the First Amendment to Settlement and Licensing Agreement for an aggregate amount of $300,000.

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations ("CRO") and other entities engaged in clinical trials. As of December 31, 2015, we had approximately 110 customers, including 2 of the top 10 global pharmaceutical companies, 4 of the top 10 CROs and 2 of the top 10 biotechnology companies, measured by revenue. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Boston Scientific	Medical Device
Alkermes	Biotechnology
Seoul National University	Academic
INC Research	Contract Research Organization
Johnson & Johnson	Pharmaceutical
Pfizer	Pharmaceutical

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our Company and eClinical Products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2015, we had 13 full-time employees in sales and marketing.

Our efforts during 2016 will include continuing to increase the number of sales personnel and sales support staff employed in the United States, Europe and East Asia, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

Clinical trial sponsors have historically outsourced many of their clinical research activities in an attempt to control costs and expand capacity. Our CRO relationships help us position our software solutions as the core platform for their outsourced client trial management services. Through our CRO Preferred Program, we partner with CROs to deliver our eClinical Solutions along with the CRO’s project and data management expertise. We also train, certify and support our CRO and other clinical services partners, which enables them to quickly and cost-effectively implement our technology in sponsors’ studies.  A critical aspect of the program is our ability to deliver our eClinical Solutions on a fixed cost basis to our partners.  Because of the economics intrinsic to the CRO industry, a fixed cost solution affords the partner a stronger ability to manage their costs and deliver cost-effective solutions to their clinical trial sponsor clients.

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

Product Development

The Company focuses on maintaining high quality product development standards. Product development activities include research and the development of platform and/or client specific software enhancements such as adding functionality, improving usefulness, increasing responsiveness and adapting to newer software and hardware technologies.

The Company spent $2,639,577 and $2,754,367 during the years ended December 31, 2015 and 2014, respectively, on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of our eClinical Solutions to keep our technology at the cutting edge in the markets in which we compete.

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

In addition, since the software and Internet-based industries are characterized by the existence of a large number of patents, trademarks and copyrights it also involves frequent litigation based on allegations of infringement or other violations of intellectual property rights. We, and other companies in our industry, have entered into a settlement and obtained a license from a patent holder (DataSci, LLC) to license third-party technology and other intellectual property rights that are incorporated into some elements of our services and solutions. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims against us, with or without merit, could be time-consuming and expensive to litigate or settle, could divert management attention from executing our business plan or require us to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, might not be available on terms acceptable to us or at all, which could have a material adverse effect upon our business and financial position. There is no assurance that we will not become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. An adverse determination on such a claim would increase our costs and could also prevent us from offering our technologies and services to others.

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

Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of "protected health information" which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users' HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement that we will comply with a number of the same HIPAA requirements.

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

Employees

As of December 31, 2015 we employed approximately 112 employees Company-wide as follows: 50 employees out of our headquarters in Fort Lauderdale, Florida, 9 employees out of a regional operating office in Monmouth Junction, New Jersey and 21 field employees located throughout the United States.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 employees in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 8 employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 1 employee in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Promasys B.V. employs 4 employees in the Netherlands and 1 employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

Available Information

Our Internet website address is http://www.omnicomm.com.  The information on or accessible through our website is not incorporated by reference in this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other Securities and Exchange Commission filings, and any amendments to those reports and any other filings, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge via a link on our website as soon as reasonably practicable after we electronically file the materials with the Securities and Exchange Commission or on the Securities and Exchange Commission website at http://www.sec.gov.

ITEM 1A.  Risk Factors

RISK FACTORS

An investment in our securities is speculative in nature and involves a high degree of risk.  In addition to the other information contained in this Annual Report, our stockholders and prospective investors should carefully consider the following material risk factors in evaluating us and our business.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE FUTURE LOSSES. WE MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We had net income attributable to common stockholders of $2,404,498 in 2015 and a net loss of $4,665,645 in 2014. At December 31, 2015, we had an accumulated deficit of approximately $75,392,917 and a working capital deficit of approximately $7,577,477.  We expect our operating cash flows to improve in 2016, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen in the short-term or at all.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and achieve and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2015, we had outstanding borrowings of approximately $12,287,500 of which:

●	approximately $75,000, at 10% interest, was due June 2004. We are in default in the payment of principal and accrued interest;
●	approximately $2,340,000 at 10% interest is due in April 2017;
●	approximately $5,312,500 at 12% interest is due in April 2017 and
●	approximately $4,200,000 at 2.5% interest is due in February 2018;
●	approximately $360,000 at 12% interest is due in April 2018.

No assurance can be given that the holders of the $75,000 in principal amount 10% Convertible Notes will not seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations.  If we are unable to meet our financial obligations, the lenders could obtain a judgment against us in the amount of the borrowings and foreclose on our assets.  Such foreclosure would materially and adversely affect our ability to conduct our business.

WE HAVE HISTORICALLY NEEDED AND POTENTIALLY WILL LIKELY NEED ADDITIONAL FINANCING, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

During the years ended December 31, 2015 and December 31, 2014, we were required to raise capital to meet operating expenses in the amount of approximately $152,250 and $743,635, respectively.  Our plan of operations going forward may require us to raise additional capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $12,287,500. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

●	fund more rapid expansion;
●	fund additional capital or marketing expenditures;
●	develop new or enhanced features, services and products;
●	enhance our operating infrastructure;
●	respond to competitive pressures; or
●	acquire complementary businesses or necessary technologies.

If we raise additional capital through the issuance of debt, this will result in increased interest expense. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders or debt holders, and the market price of our stock may be adversely affected.  We cannot assure you that additional financing will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, repay our outstanding debt obligations and remain in business may be significantly limited.

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

A SYSTEM FAILURE OR DISRUPTION OF SERVICE COULD INTERRUPT OR DELAY OUR ABILITY TO DELIVER OUR SERVICE TO OUR CUSTOMERS, AND RESULT IN SIGNIFICANTLY REDUCED REVENUES.

We host our services, serve our customers and support our operations primarily from a co-location data center located in Cincinnati, Ohio, which is operated in conjunction with co-location services from CyrusOne. We also maintain a co-location facility in Fort Lauderdale, Florida which also serves as a back-up facility for purposes of disaster recovery, and a co-location facility in Frankfurt, Germany We do not have control over the operations of these facilities. Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service.  These facilities and our customers’ clinical trial data could also be subject to and affected by computer viruses, electronic break-ins, intentional acts of vandalism or other similar disruptions or misconduct.  Our users will depend on Internet service providers, online service providers and other web site operators for access to our products.  Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Further, our co-location facilities and systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and/or power failure, cyber security attacks, terrorist attacks, break-ins, hurricanes, earthquake and similar events. Regionalized power loss caused by hurricanes or other storms if occurring over a long period of time, a decision to close the co-location facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services and adversely impact our ability to service our clients.   Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

Our co-location facilities providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the facilities providers on commercially reasonable terms, if our agreements with our facility providers are prematurely terminated, or if in the future we add additional co-location facility providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new co-location facilities.

Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might significantly reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their agreements with us and harm our renewal rates.

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

We currently have international office locations and business operations in Southampton, England, Leiden, the Netherlands and Bonn, Germany, and international customers accounted for 16% and 22% of total revenues in 2015 and 2014, respectively.  International operations are subject to inherent risks. These risks include:

●	the economic conditions in these various foreign countries and their trading partners, including conditions resulting from disruptions in the world credit and equity markets;
●	political instability;
●	acts of terrorism;
●	greater difficulty in accounts receivable collection and enforcement of agreements and longer payment cycles;
●	compliance with foreign laws;
●	changes in regulatory requirements;
●	fewer legal protections for intellectual property and contract rights;
●	tariffs or other trade barriers;
●	staffing and managing foreign operations;
●	exposure to currency exchange and interest rate fluctuations;
●	potentially adverse tax consequences; and
●	changes to taxation of offshore earnings.

FAILURE TO COMPLY WITH THE U.S. FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO, AMONG OTHER THINGS, PENALTIES AND LEGAL EXPENSES THAT COULD HARM OUR REPUTATION AND HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on U.S. publicly traded corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. The Company is also subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions. The Company and its joint ventures, partners, independent representatives and agents operate in a number of jurisdictions that pose a high risk of potential violations of the FCPA and other anticorruption laws, based on measurements such as Transparency International’s Corruption Perception Index, and the Company utilizes joint ventures, partners, independent representatives and agents for whose actions the Company could be held liable under the FCPA. The Company informs its personnel, joint ventures, partners, independent representatives and agents of the requirements of the FCPA and other anticorruption laws, including, but not limited to their reporting requirements. The Company also has developed and will continue to develop and implement systems for formalizing contracting processes, performing due diligence on partners and agents, and improving its recordkeeping and auditing practices regarding these regulations. However, there is no guarantee that the Company’s employees, joint ventures, partners, independent representatives or other agents have not or will not engage in conduct undetected by the Company’s processes and for which the Company might be held responsible under the FCPA or other anticorruption laws.

If the Company’s employees, joint ventures, partners, third-party sales representatives or other agents are found to have engaged in such practices, the Company could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to its procedures, policies and controls, as well as potential personnel changes and disciplinary actions. The Securities and Exchange Commission has increased its enforcement of the FCPA during the past several years. Although the Company does not believe it is currently a target in any such enforcement action, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities also could have an adverse impact on the Company’s business, financial condition and results of operations.

Certain private and foreign companies, including some of the Company’s competitors, are not subject to prohibitions as strict as those under the FCPA or, even if subjected to strict prohibitions, such prohibitions may be laxly enforced in practice. If the Company’s competitors engage in corruption, extortion, bribery, pay-offs, theft or other fraudulent practices, they may receive preferential treatment from personnel of some companies or from government officials, giving the Company’s competitors an advantage in securing business and which would put the Company at a disadvantage.

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

IF OUR LICENSE TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS IS TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS.

We are dependent on a license agreement, as amended, relating to our current and possibly proposed products pursuant to which we obtained certain rights under intellectual property rights of a third party. This license agreement, and amendment thereto, can be terminated on thirty (30) days’ notice by the licensor if we are in default on our obligations under the license agreement, as amended, and fail to cure such default within the thirty (30) day period after notice is provided. The license imposes commercialization, certain sublicensing, payments, royalty, insurance, confidentiality and other obligations on us. Our failure, or any third party's failure, to comply with the terms of this license agreement and amendment thereto could result in our losing our rights to the license, which could result in our being unable to develop or sell our products.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 34% of our revenues during 2015 and approximately 29% of our revenues during 2014.  One customer accounted for 16% of our revenues during 2015 or approximately $3,237,000.  One customer accounted for 15% of our revenues during 2014, or approximately $2,395,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS IN THE PUBLIC MARKET AS WELL AS THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK COULD RESULT IN A DECLINE IN THE MARKET PRICE OF THE STOCK.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock, may make it more difficult for our stockholders to sell their common stock at a time and price that the stockholder deems appropriate and could damage our ability to raise capital through the sale of our equity securities.

At March 29, 2016, we had 145,654,473 shares of common stock issued and outstanding and 42,737,635 shares issuable upon the conversion of preferred stock, convertible debt or exercise of warrants or options.  Of the issued shares, 69,135,610 shares, including all shares held by our “affiliates”, are subject to the restrictions set forth in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), and 76,578,863 shares are freely transferable without restriction or registration under the Securities Act.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least one year may sell them without volume limitation or the need for our reports to be current.

We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING SHARES OF PREFERRED STOCK AND CONVERTIBLE PROMISSORY NOTES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 29, 2016, we had a total of 42,602,500 shares of our common stock underlying options, warrants and other convertible securities and 135,135 shares of common stock underlying convertible preferred stock.  The exercise of these warrants and options and/or the conversion of these convertible securities will have a dilutive effect on our existing stockholders.

THE 250,000 SHARES OF SERIES D PREFERRED STOCK ISSUED IN 2010 PROVIDE SUPER-VOTING RIGHTS THAT RESULTED IN A CHANGE OF CONTROL OF THE CORPORATION

Each share of the Series D Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and such shares of Series D Preferred Stock will vote together with the common stockholders, provided that for the election or removal of directors the shares of Series D Preferred Stock will be voted in the same percentage as all voting shares of common stock voted for each director.  As a result of the change in control, the holder of the Series D Preferred Shares could vote the shares in a manner that could be contrary to the interests of the holders of our common stock.  All shares of the Series D Preferred Stock are owned by our Chief Executive Officer and director, Cornelis F. Wit.

CORNELIS F. WIT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, CONTROLS APPROXIMATELY 61% OF OUR OUTSTANDING VOTING SECURITIES. THIS CONCENTRATION OF OWNERSHIP MAY HAVE AN EFFECT ON MATTERS REQUIRING THE APPROVAL OF OUR STOCKHOLDERS, INCLUDING TRANSACTIONS THAT ARE OTHERWISE FAVORABLE TO OUR STOCKHOLDERS.

As of March 29, 2016, Cornelis F. Wit, our Chief Executive Officer, director and largest stockholder, owned approximately 61% of our outstanding voting securities. This majority ownership of voting securities may delay, deter or prevent a change in control and, given Mr. Wit’s ability to control the outcome of certain matters requiring stockholder approval, may make some transactions more difficult or impossible to complete without the support of Mr. Wit, regardless of the impact of such transaction on our other stockholders.

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

BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTCQX MARKETPLACE, OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY EFFECT ITS LIQUIDITY.

If our common stock continues to be quoted on the OTCQX Marketplace, and the trading price of our common stock remains less than $5.00 per share, our common stock is considered a penny stock, and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

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

Provisions of our Articles of Incorporation and By-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 400,000 shares are currently issued and outstanding as of March 29, 2016.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2015 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of lease
Fort Lauderdale, Florida	Corporate headquarters	11,519 square feet	September 2016
Monmouth Junction, New Jersey	Office space	2,508 square feet	February 2016
Bonn, Germany	European headquarters	3,714 square feet	July 2016
Southampton, United Kingdom	Office space	1,415 square feet	September 2017
Leiden, Netherlands	Office space	285 square feet	October 2018

Our principal executive offices are located in commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.  Our annual payment under this lease is approximately $348,000.

We have a regional operating office located in commercial office space at 1100 Cornwall Road, Monmouth Junction, New Jersey.  Our annual payment under this lease is approximately $51,000.

Our European headquarters are located in commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  Our annual rental payment under this lease is 58,680 Euros or approximately $65,000.

We have an R&D office in Europe for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. Our annual payment under this lease is 43,000 British Pounds or approximately $62,000.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. Our annual payment under this lease is 5,100 Euros or approximately $5,700.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on a limited basis on the OTCQX Marketplace under the symbol OMCM. The following table sets forth the range of high and low bid prices for our common stock as reported by the OTCQX Marketplace for the periods indicated.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The quotation of our common stock on the OTCQX Marketplace Board does not assure that a meaningful, consistent and liquid market for such securities currently exists.

	High	Low
Fiscal 2015
1st Quarter	$0.31	$0.27
2nd Quarter	$0.29	$0.17
3rd Quarter	$0.22	$0.17
4th Quarter	$0.25	$0.15

Fiscal 2014
1st Quarter	$0.21	$0.10
2nd Quarter	$0.19	$0.14
3rd Quarter	$0.18	$0.14
4th Quarter	$0.29	$0.15

On March 28, 2016 the closing price of our common stock as reported on the OTCQX Marketplace was $0.20. At March 28, 2016 we had approximately 375 shareholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Additionally, pursuant to the terms of the Company’s 5% Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2015, the accrued and unpaid dividends on such Preferred Shares were $4,668,680.

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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our audited consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this Annual Report.

Forward-Looking Statements

Statements contained in this Annual Report that are not historical fact are "forward looking statements." These statements can often be identified by the use of forward-looking terminology such as "estimate," "project," "believe," "expect," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Annual Report regarding matters that are not historical facts, are only predictions and are based on information available at the time and/or management's good faith belief with respect to future events. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Annual Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward- looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC and eClinical software applications, TrialMaster®; TrialOne®; Promasys®; and eClinical Suite™ (the “eClinical Products" or "eClinical Solutions”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2015 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

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

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors as we continue expanding our marketing and sales efforts during 2016.

The Year ended December 31, 2015 compared to the Year ended December 31, 2014

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2015 and December 31, 2014 is included in the table below.

Summarized Statement of Operations
For the year ended
December 31,
		% of		% of	$	%
	2015	Revenues	2014	Revenues	Change	Change
Total revenues	$20,710,837		$16,461,250		$4,249,587	25.8%

Cost of sales	4,447,581	21.5%	3,970,521	24.1%	477,060	12.0%

Gross margin	16,263,256	78.5%	12,490,729	75.9%	3,772,527	30.2%

Salaries, benefits and related taxes	10,602,686	51.2%	10,419,214	63.3%	183,472	1.8%
Rent	972,862	4.7%	889,880	5.4%	82,982	9.3%
Consulting	253,626	1.2%	89,574	0.5%	164,052	183.1%
Legal and professional fees	415,834	2.0%	377,329	2.3%	38,505	10.2%
Other expenses	1,235,253	6.0%	1,410,890	8.6%	(175,637)	-12.4%
Selling, general and administrative	1,530,765	7.4%	1,159,174	7.0%	371,591	32.1%
Total operating expenses	15,011,026	72.5%	14,346,061	87.1%	664,965	4.6%

Operating income/(loss)	1,252,230	6.0%	(1,855,332)	-11.3%	3,107,562	167.5%

Interest expense	(2,733,769)	-13.2%	(2,614,245)	-15.9%	(119,524)	4.6%
Interest income	4	0.0%	81	0.0%	(77)	-95.1%
Change in derivatives	4,525,798	21.9%	58,807	0.4%	4,466,991	7,596.0%
Impairment of goodwill	(536,285)	-2.6%	-0-	0.0%	(536,285)	n/a
Other income	124,373	0.6%	-0-	0.0%	124,373	n/a
Transaction (loss)	(70,706)	-0.3%	(68,232)	-0.4%	(2,474)	3.6%

Income/(loss) before income taxes and dividends	2,561,645	12.4%	(4,478,921)	-27.2%	7,040,566	157.2%
Income tax (expense)	24,739	0.1%	19,537	0.1%	5,202	26.6%
Net income/(loss)	2,586,384	12.5%	(4,459,384)	-27.1%	7,045,768	158.0%

Total preferred stock dividends	(181,886)	-0.9%	(206,261)	-1.3%	24,375	-11.8%

Net income/(loss) attributable to common stockholders	$2,404,498	11.6%	$(4,665,645)	-28.3%	$7,070,143	151.5%

Revenues for the year ended December 31, 2015 increased 25.8% from the year ended December 31, 2014. The table below provides a comparison of our recognized revenues for the years ended December 31, 2015 and December 31, 2014.

	For the year ended
Revenue activity	December 31, 2015		December 31, 2014		$ Change	% Change
Set-up fees	$6,649,762	32.1%	$4,814,378	29.2%	$1,835,384	38.1%
Change orders	846,464	4.0%	467,815	2.9%	378,649	80.9%
Maintenance	5,107,764	24.7%	4,374,245	26.6%	733,519	16.8%
Software licenses	3,975,549	19.2%	3,404,655	20.7%	570,894	16.8%
Professional services	3,145,883	15.2%	2,605,010	15.8%	540,873	20.8%
Hosting	985,415	4.8%	795,147	4.8%	190,268	23.9%
Total	$20,710,837	100.0%	$16,461,250	100.0%	$4,249,587	25.8%

Overall Revenue increased by approximately $4.2 Million or 25.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014. This is primarily the result of increases in set-up fees, software licenses and maintenance.

We recorded revenue of $788,807, including $249,465 from licensing and $371,632 from maintenance, associated with our Promasys software for the year ended December 31, 2015 compared to revenue of $963,848, including $425,926 from licensing and $429,548 from maintenance, for the year ended December 31, 2014.

We recorded revenue of $3,711,593 associated with our TrialOne software for the year ended December 31, 2015 compared to revenue of $1,546,602 for the year ended December 31, 2014.  TrialOne revenues are comprised of license subscriptions, professional services and maintenance services since the software is currently sold under a technology transfer basis.

We recorded revenue of $14,244,173, including $6,649,762 from set-up fees, $1,411,995 from licensing and $3,155,613 from maintenance, associated with our TrialMaster software during the year ended December 31, 2015 compared to revenue of $11,830,956, including $4,814,378 from set-up fees, $2,151,569 from licensing, and $2,478,461 from maintenance, for the year ended December 31, 2014.  The increase in revenue is primarily the result of increased business from both new and existing clients.

We recorded revenue of $1,788,075 associated with our eClinical Suite software for the year ended December 31, 2015 compared to revenue of $2,119,844 for the year ended December 31, 2014.  The eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $263,017 in revenues from hosting activities and $1,244,906 in maintenance associated with the eClinical Suite for the year ended December 31, 2015 as compared to $272,019 and $1,348,164, respectively, for the year ended December 31, 2014.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

Our TrialMaster EDC application had historically been sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. Our eClinical Suite and TrialOne software applications have historically been sold on a licensed or technology transfer basis.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical Solutions.  Licensed contracts of the eClinical Suite have historically been sold on a perpetual license basis with hosting and maintenance charges being paid annually.  The Company expects any licenses it sells of its eClinical Solutions to be sold in three to five year term licenses.

Our top five customers accounted for approximately 34% of our revenues during the year ended December 31, 2015 and approximately 29% of our revenues during the year ended December 31, 2014.  One customer accounted for approximately 16% of our revenues during the year ended December 31, 2015.   One customer accounted for approximately 15% of our revenues during the year ended December 31, 2014. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 12% or $477,060 for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  Cost of goods sold were approximately 21.5% of revenues for the year ended December 31, 2015 compared to approximately 24.1% for the year ended December 31, 2014. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and pass-through expenses. Cost of goods sold increased during the year ended December 31, 2015 due to increases in headcount resulting from the successful procurement of new business.

Overall, total operating expenses increased approximately 5% for the year ended December 31, 2015 compared to the year ended December 31, 2014.  Total operating expenses were approximately 72% of revenues during the year ended December 31, 2015 compared to approximately 87% of revenues for the year ended December 31, 2014. Operating expenses increased during the year ended December 31, 2015 primarily due to increases in salary and related expenses and selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the year ended December 31, 2015 compared to 73% of total operating expenses for the year ended December 31, 2014.  Salaries and related expenses increased approximately 2% for the year ended December 31, 2015 compared to the year ended December 31, 2014.  The increase in salary expense is primarily related to salary increases for our existing staff.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the year ended
	December 31, 2015	December 31, 2014	$ Change	% Change
OmniComm corporate operations	$7,198,823	$7,139,958	$58,865	0.8%
New Jersey operations office	924,425	634,733	289,692	45.6%
OmniComm Europe, GmbH	701,311	814,604	(113,293)	-13.9%
OmniComm Ltd.	853,500	946,649	(93,149)	-9.8%
OmniComm Spain	149,177	161,276	(12,099)	-7.5%
OmniComm Promasys B.V.	530,367	551,118	(20,751)	-3.8%
Employee stock compensation	245,083	170,876	74,207	43.4%
Total salaries and related expenses	$10,602,686	$10,419,214	$183,472	1.8%

As of December 31, 2015 we employed approximately 112 employees Company-wide including: 50 employees out of our Fort Lauderdale, Florida corporate office, 9 employees out of our New Jersey regional operating office, 21 out-of-state employees, 8 employees out of a wholly-owned subsidiary in the United Kingdom, 18 employees out of a wholly-owned subsidiary in Bonn, Germany, 4 employees out of a wholly-owned subsidiary in Leiden, the Netherlands and 1 employee out of a wholly-owned subsidiary in Barcelona, Spain.  We expect to continue to selectively add experienced sales and marketing personnel over the next year in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as in Europe.

During the year ended December 31, 2015 and the year ended December 31, 2014 we incurred $245,083 and $170,876, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 9% during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The table below details the significant portions of our rent expense.  In particular, the increase in 2015 is associated with increases in rent expenses for our co-location facility rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  In 2015 we added a co-location facility in Frankfurt Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2016.  We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in September 2016.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent for the year ended December 31, 2015 was a reduction of $28,583 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

For the year ended
	December 31, 2015	December 31, 2014	$ Change	% Change
Corporate office	$350,798	$335,830	$14,968	4.5%
Co-location and disaster recovery facilities	439,439	335,540	103,899	31.0%
New Jersey operations office	55,669	54,340	1,329	2.4%
OmniComm Europe, GmbH	76,262	94,057	(17,795)	-18.9%
OmniComm Ltd.	65,587	68,751	(3,164)	-4.6%
OmniComm Spain	6,640	7,946	(1,306)	-16.4%
OmniComm Promasys B.V.	7,050	8,394	(1,344)	-16.0%
Straight-line rent expense	(28,583)	(14,978)	(13,605)	-90.8%
Total	$972,862	$889,880	$82,982	9.3%

Consulting services expense increased to $253,626 for the year ended December 31, 2015 compared to $89,574 for the year ended December 31, 2014, an increase of $164,052 or 183.1%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for both sales and marketing and product development were lower for the year ended December 31, 2014 as we limited the utilization of the services of third-party sources for this work.

For the year ended
Expense Category	December 31, 2015	December 31, 2014	$ Change	% Change
Sales and marketing	$32,640	$-0-	$32,640	n/a
Product development	220,986	89,574	131,412	146.7%
Total	$253,626	$89,574	$164,052	183.1%

Legal and professional fees increased approximately 11.3% for the year ended December 31, 2015 compared to the year ended December 31, 2014. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings, fees paid to investment bankers for investor relations and related services, and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. During 2015 expenses for financial advisory and legal-financial related increased due to additional services provided by these vendors. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2015 and December 31, 2014, respectively.

For the year ended
Expense Category	December 31, 2015	December 31, 2014	$ Change	% Change
Financial advisory	$53,529	$25,790	$27,739	107.6%
Audit and related	61,178	55,850	5,328	9.5%
Accounting services	164,289	169,939	(5,650)	-3.3%
Legal-employment related	39,644	39,977	(333)	-0.8%
Legal-financial related	64,874	26,386	38,488	145.9%
General legal	32,320	59,387	(27,067)	-45.6%
Total	$415,834	$377,329	$38,505	10.2%

Selling, general and administrative expenses (“SG&A”) increased approximately 32% for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase is primarily due to increases in our marketing and license expenses. During the year ended December 31, 2015 we recorded $244,747 in license fees associated with our license agreement with DataSci, LLC compared to $156,701 during the year ended December 31, 2014. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Leiden, the Netherlands and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising as compared to approximately $419,000 in 2014. We expect that the 2016 marketing, sales and advertising expenses will be approximately $900,000 as we plan to increase our attendance at tradeshows and our marketing efforts worldwide.

During the year ended December 31, 2015 we recognized $14,939 in bad debt expense compared to bad debt expense of $147,543 for the year ended December 31, 2014.  During 2015, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2016.

Interest expense was $2,733,769 during the year ended December 31, 2015 compared to $2,614,245 for the year ended December 31, 2014, an increase of $119,524.  Interest incurred to related parties was $2,434,101 during the year ended December 31, 2015 and $2,389,786 for the year ended December 31, 2014.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we entered into.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2015 and December 31, 2014.

Interest Expense
	For the year ended
Debt Description	December 31, 2015	December 31, 2014	$ Change
Accretion of discount from derivatives	$611,089	$507,542	$103,547
August 2008 convertible notes	192,000	192,000	-0-
December 2008 convertible notes	591,260	597,600	(6,340)
September 2009 secured convertible debentures	137,285	144,000	(6,715)
December 2009 convertible debentures	158,032	178,800	(20,768)
General interest	202,065	159,969	42,096
Related party notes payable	842,038	834,334	7,704
Total	$2,733,769	$2,614,245	$119,524

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the difficult overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2015 and 2014 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during fiscal 2008 and 2009 and the warrants associated with the issuance of promissory notes.  We recorded a net unrealized gain of $5,545,790 during the year ended December 31, 2015 compared to a net unrealized gain of $58,807 during the year ended December 31, 2014.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  This non-cash gain has materially impacted our results of operations during the year ended December 31, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $181,886 and $206,261 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2015 and December 31, 2014, respectively.  As of December 31, 2015, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series A	$2,465,830
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$4,547,810

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2015, we had working capital deficit of approximately $7,577,477.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	December 31, 2015	December 31, 2014	$ Change
Cash	$835,219	$522,914	$312,305
Accounts receivable, net of allowance for doubtful accounts	4,092,472	3,416,151	676,321
Prepaid expenses	170,173	228,082	(57,909)
Prepaid stock compensation, current portion	175,858	153,500	22,358
Other current assets	14,351	18,305	(3,954)
Current assets	5,288,073	4,338,952	949,121

Accounts payable and accrued expenses	1,957,270	1,894,185	63,085
Patent litigation settlement liability, current portion	962,500	962,500	-0-
Deferred revenue, current portion	7,054,614	5,840,875	1,213,739
Line of credit, current portion	-0-	4,000,000	(4,000,000)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	535,835	2,729,902	(2,194,067)
Conversion feature liability	365,408	214,500	150,908
Warrant liability, related parties	1,353,786	6,496,448	(5,142,662)
Warrant liability	561,137	198,612	362,525
Current liabilities	12,865,550	22,412,022	(9,546,472)

Working capital (deficit)	$(7,577,477)	$(18,073,070)	$10,495,593

Statement of Cash Flows Disclosure
	For the year ended
	December 31, 2015	December 31, 2014
Net cash provided by/(used in) operating activities	$656,915	$(1,228,903)
Net cash (used in) investing activities	(450,707)	(101,519)
Net cash provided by financing activities	152,250	743,635

Net increase/(decrease) in cash and cash equivalents	312,305	(637,806)

Changes in operating accounts	914,797	2,182,303

Effect of non-cash transactions on cash and cash equivalents	$(2,844,266)	$1,048,178

Cash and Cash Equivalents

Cash and cash equivalents increased to $835,219 at December 31, 2015 from $522,914 at December 31, 2014. The increase is primarily comprised of net income of $2,586,384, offset by non-cash transactions of ($2,844,266), changes in working capital accounts of $914,797, investment activities of ($450,707) and financing proceeds of $152,250.

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

Contractual Obligations

The following table sets forth our contractual obligations during the next five years as of December 31, 2015:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$812,500	$-0-		$792,500	(2)	$20,000	(3)	$-0-
Convertible notes	7,275,000	75,000	(4)	6,860,000	(5)	340,000	(6)	-0-
Lines of credit (7)	4,200,000	-0-		-0-		4,200,000		-0-
Operating lease obligations (8)	2,019,232	499,159		313,938		243,910		962,225	(9)
Patent licensing fees (10)	1,576,923	962,500		450,000		164,423		-0-
Total	$15,883,655	$1,536,659		$8,416,438		$4,968,333		$962,225

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
5. Includes $1,920,000 in 10% convertible notes that mature in April 2017 and $4,940,000 in 12% convertible notes that mature in April 2017.
6. Includes $340,000 in 12% convertible notes that mature in April 2018.
7. Includes $4,200,000 due on the revolving Line of Credit with The Northern Trust Company.

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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $199,748 on our 10% Convertible Notes that were issued in 1998. We were in default effective January 30, 2002.

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $980,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 3,920,000 shares of our common stock.

On April 4, 2014 the Company issued a promissory note payable to Mr. Wit in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $1,600,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note, 400,000 related warrants and 6,000,000 unrelated warrants were cancelled in exchange for 6,400,000 shares of our common stock. On November 23, 2015 Mr. Wit sold 4,000,000 of the related warrants to three employees of the Company. On December 17, 2015 Mr. Wit sold 2,000,000 of the related warrants to a fourth employee of the Company.

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

On April 21, 2014, the Company and our former director, Mr. van Kesteren (“Mr. van Kesteren”) extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On April 28, 2014 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On December 1, 2014 the Company issued a promissory note in the amount of $300,000 and paid $8,561 in principal in exchange for an existing promissory note in the amount of $308,561. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

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

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016. In May 2015 the note was paid off.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to Mr. Wit originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures to Mr. Wit originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $675,000 of convertible debentures and the related warrants to an unrelated non-affiliate shareholder.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of convertible debentures to Mr. Wit originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $1,440,000 of the convertible debentures into 5,760,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 5,760,000 warrants related to the convertible debentures and $1,440,000 of unrelated promissory notes in exchange for 5,760,000 shares of our common stock.

On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 2,116,000 shares of our common stock.

On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 and paid $6,879 in principal to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $2,860,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and 11,440,000 warrants related to the promissory note in exchange for 11,440,000 shares of our common stock.

On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 and warrants to purchase 3,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to Mr. Wit in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $950,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and the warrants related to the promissory note in exchange for 3,800,000 shares of our common stock.

On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2015, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.

On April 1, 2015 the Company and the lenders extended the maturity date of $50,000 of convertible debentures originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  On December 7, 2015 the convertible debentures were paid off.

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

On April 27, 2015, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 30, 2015, the Company and our Chief Operating Officer and President Stephen E. Johnson extended the maturity date of $25,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 we paid $5,000 to Mr. Smith in exchange for $5,000 of convertible debentures originally issued in December 2008. On February 22, 2013 the maturity dates of the debentures and the warrants associated with the debentures were extended to January 1, 2016. The debentures carry an interest rate of 12%.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued to Mr. Veatch, in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

During the next twelve months we expect debt in the aggregate amount of $75,000 to mature as follows:  $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital. In the event that the Line of Credit is called for any reason, Mr. Wit has pledged to replace the borrowing capacity under the Line of Credit with a promissory note that utilizes the same maturity date and interest rate as the Line of Credit.

In 2015 we borrowed $200,000 under our Line of Credit with The Northern Trust Company. In 2014 we borrowed $500,000 under our Line of Credit with The Northern Trust Company.  As of December 31, 2015, the Company had $4,200,000 outstanding borrowings under its Line of Credit with The Northern Trust Company.

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

Goodwill is evaluated for impairment using a two-step process that is performed at least annually or when circumstances indicate that an impairment may exist. The first step is a qualitative measure. If this first test is passed, the second step is not necessary. If the book value exceeds the fair value, then the second, quantitative test is performed to measure the impairment loss.

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

During fiscal 2015, we adopted the following new accounting pronouncements:

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

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2015 to determine their impact, if any, on our financial statements.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, being December 31, 2015, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,” and “Stock Option Plan,” in our Proxy Statement for our 2016 Annual Meeting of Stockholders to be held on June 16, 2016 (the “Proxy Statement”).

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Liggett & Webb, P.A. as independent auditors of OmniComm Systems” in the Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

2.1

Agreement and Plan of Reorganization (acquisition of OmniComm Systems, Inc.) dated July 22, 1998 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (1)

2.2	Amendment to Agreement and Plan of Reorganization dated November 3, 1998 (2)
2.3	Agreement and Plan of Merger (acquisition of Education Navigator, Inc. by OmniComm Systems, Inc.) dated June 26, 1998 (3)
3.1	Certificate of Incorporation (4)
3.2	Certificate of Merger*
3.3	Certificate of Amendment – Certificate of Incorporation (5)
3.4	Certificate of Designation – Series A Preferred Stock (6)
3.5	Certificate of Increase – Series A Preferred Stock (7)
3.6	Certificate of Designation –Series B Preferred Stock (8)
3.7	Certificate of Amendment – Certificate of Incorporation (9)
3.8	By-laws (10)
3.9	Certificate of Correction – Certificate of Designation – Series B Preferred Stock*
3.10	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock*
3.11	Certificate of Amendment – Certificate of Incorporation (11)
3.12	Certificate of Designation – Series C Preferred Stock (12)
3.13	Certificate of Correction – Certificate of Designation – Series A Preferred Stock*
3.14	Certificate of Amendment – Certificate of Incorporation (13)
3.15	Certificate of Designation – Series D Preferred Stock (14)
3.16	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (15)
4.1	Form of 10% Convertible Note (16)
4.2	Notice on requests for non-material agreements (17)
4.3	Promissory Note payable to The Northern Trust Company dated February 3, 2015 (18)
4.4	Pledge Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated February 3, 2015 (19)
4.5	Securities Account Control Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated February 3, 2015 (20)
10.1 ø	1998 Stock Incentive Plan (21)
10.2 ø	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit (22)

10.3 ø	Amendment to Employment Agreement between the Company and Cornelis F. Wit (23)
10.4 ø	Employment Agreement between the Company and Randall G. Smith (24)
10.5

Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (25)

10.6 ø	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (26)
10.7	Securities Purchase Agreement dated August 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto.*
10.8	Form of Debenture dated August 29, 2008 (27)
10.9	Form of Warrant dated August 29, 2008 (28)
10.10	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (29)
10.11	Form of Debenture dated December 16, 2008 (30)
10.12	Form of Warrant December 16, 2008 (31)
10.13	Settlement and Licensing Agreement with DataSci, LLC effective date April 2, 2009 *
10.14

Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (32)

10.15	First Amendment to Settlement and Licensing Agreement with DataSci, LLC dated June 22, 2009 *
10.16

Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (33)

10.17	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (34)
10.18	Form of Debenture dated September 30, 2009 (35)
10.19	Form of Warrant dated September 30, 2009 (36)
10.20	Form of Security Interest Agreement dated September 30, 2009 (37)
10.21	Securities Purchase Agreement dated December 31, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (38)
10.22	Form of Debenture dated December 31, 2009 (39)
10.23	Form of Warrant dated December 31, 2009 (40)
10.24	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (41)
10.25 ø	2009 Equity Incentive Plan and form of stock option agreement relating thereto (42)
10.26 ø	Form of Restricted Stock Agreement used for grants of restricted stock under the 2009 Equity Incentive Plan (43)
10.27	Amendment Number One to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated March 30, 2011 (44)
10.28	Amendment Number Two to Securities Purchase Agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated February 22, 2013 (45)
10.29	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013 (46)
10.30	Amendment Number Two to Securities Purchase Agreement between the Company and Richard & Carolyn Danzansky dated February 22, 2013 (47)
10.31	Amendment Number Two to Securities Purchase Agreement between the Company and Paul Spitzberg dated February 22, 2013 (48)
10.32	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013 (49)
10.33

Share Purchase Agreement (acquisition of Promasys B. V.) dated November 11, 2013 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (50)

10.34	Lease Agreement Office Accommodation (Leiden, Netherlands, for Promasys B.V.) dated November 1, 2013 (51)
10.35	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated January 31, 2015 (52)
10.36	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Cornelis F. Wit dated January 31, 2015 (53)
10.37	Warrant agreement with Cornelis F. Wit dated January 31, 2015 (54)
10.38	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Leonard and Janine Epstein Revocable Trust dated April 1, 2015 (55)
10.39	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Richard & Carolyn Danzansky dated April 1, 2015 (56)

10.40	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Paul Spitzberg dated April 1, 2015 (57)
10.41	Pledgor Fee and Reimbursement Agreement with Cornelis F. Wit dated August 13, 2015 (58)
10.42	Third Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated September 16, 2010 *
10.43	Fourth Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated May 29, 2015 *
10.44	Lease Agreement (Monmouth Junction, New Jersey) dated August 12, 2009 *
10.45	First Amendment of Lease Agreement (Monmouth Junction, N.J.) dated February 28, 2013 *
10.46	Lease Agreement (Bonn, Germany) dated August 1, 2012 *
10.47	Lease Agreement (Southampton, United Kingdom) dated September 6, 2012 *
10.48†	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes *
10.49†	Form of Extension of Maturity Date of Convertible Debenture and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture.*
10.50†	Form of Extension of Maturity Date of Warrants and Schedule of Substantially Identical Extensions of Maturity Date of Warrants.*
10.51	Warrant Termination Agreement with Cornelis F. Wit dated November 19, 2015 *
14	OmniComm Systems, Inc. Code of Ethics (59)
21	Subsidiaries of the Company*
23	Consent of Liggett & Webb, P.A., independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
5	Incorporated by reference to Exhibit 4(a) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
6	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
7	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
8	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
9	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
10	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
11	Incorporated by reference to Exhibit 3.8 filed with our Form 10-KSB for the year ended December 31, 2002.
12	Incorporated by reference to Exhibit 3.9 filed with our Form 10-KSB for the year ended December 31, 2002.
13	Incorporated by reference to Exhibit A of our Proxy Statement on Schedule 14A filed on June 16, 2009.
14	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010
15	Incorporated by reference to Exhibit 3.11 filed with our Form 10-QSB for the period ended September 30, 2015.
16	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003.
17	Incorporated by reference to Exhibit_4.2 filed with our Form 10-K for the year ended December 31, 2014.
18	Incorporated by reference to Exhibit 4.3 filed with our Form 10-K for the year ended December 31, 2014.
19	Incorporated by reference to Exhibit 4.4 filed with our Form 10-K for the year ended December 31, 2014.
20	Incorporated by reference to Exhibit 4.5 filed with our Form 10-K for the year ended December 31, 2014.
21	Incorporated by reference to Exhibit 10(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
22	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.
23	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003.

24	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
25	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended June 30, 2006.
26	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended September 30, 2006.
27	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K for the year ended December 31, 2008.
28	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K for the year ended December 31, 2008.
29	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008.
30	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008.
31	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008.
32	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009.
33	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009.
34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009.
35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009.
36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009.
37	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated October 5, 2009.
38	Incorporated by reference to Exhibit 10.22 filed with our Form 10-K for the year ended December 31, 2014
39	Incorporated by reference to Exhibit 10.23 filed with our Form 10-K for the year ended December 31, 2014
40	Incorporated by reference to Exhibit 10.24 filed with our Form 10-K for the year ended December 31, 2014
41	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010.
42	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009.
43	Incorporated by reference to Exhibit 10.76 filed with our Form 10-K for the year ended December 31, 2014.
44	Incorporated by reference to Exhibit 10.85 filed with our Form 10-Q for the period ended March 31, 2015.
45	Incorporated by reference to Exhibit 10.58 filed with our Form 10-K for the year ended December 31, 2012.
46	Incorporated by reference to Exhibit 10.59 filed with our Form 10-K for the year ended December 31, 2012.
47	Incorporated by reference to Exhibit 10.60 filed with our Form 10-K for the year ended December 31, 2012.
48	Incorporated by reference to Exhibit 10.61 filed with our Form 10-K for the year ended December 31, 2012.
49	Incorporated by reference to Exhibit 10.62 filed with our Form 10-K for the year ended December 31, 2012.
50	Incorporated by reference to Exhibit 10.71 filed with our Form 10-Q for the period ended September 30, 2013.
51	Incorporated by reference to Exhibit 10.72 filed with our Form 10-Q for the period ended September 30, 2013.
52	Incorporated by reference to Exhibit 10.67 filed with our Form 10-K for the year ended December 31, 2014.
53	Incorporated by reference to Exhibit 10.68 filed with our Form 10-K for the year ended December 31, 2014.
54	Incorporated by reference to Exhibit 10.72 filed with our Form 10-K for the year ended December 31, 2014.
55	Incorporated by reference to Exhibit 10.77 filed with our Form 10-Q for the period ended March 31, 2015.
56	Incorporated by reference to Exhibit 10.78 filed with our Form 10-Q for the period ended March 31, 2015.
57	Incorporated by reference to Exhibit 10.80 filed with our Form 10-Q for the period ended March 31, 2015.
58	Incorporated by reference to Exhibit 10.88 filed with our Form 10-Q for the period ended September 30, 2015.
59	Incorporated by reference to Exhibit D of our Proxy Statement on Schedule 14A filed on June 9, 2003.

* Filed herewith

**Furnished herewith

øIndicates a management contract or compensatory plan or arrangement

† Pursuant to Instruction 2 of Item 601(a) of Regulation S-K, the Company has filed only the form of the contract, and other contracts substantially identical in all material respects, except as to the parties thereto and certain other details, are described in a Schedule to the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2016

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 30, 2016
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 30, 2016
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and Financial Officer	March 30, 2016
Thomas E. Vickers

/s/ Robert C. Schweitzer	Director	March 30, 2016
Robert C. Schweitzer

/s/ Adam F. Cohen	Director	March 30, 2016
Adam F. Cohen

/s/ Gary A. Shangold	Director	March 30, 2016
Gary A. Shangold

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

OmniComm Systems, Inc.

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations and comprehensive income, changes in shareholders’ deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2016

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash	$835,219	$522,914
Accounts receivable, net of allowance for doubtful accounts of $116,834 and $186,085, respectively	4,092,472	3,416,151
Prepaid expenses	170,173	228,082
Prepaid stock compensation, current portion	175,858	153,500
Other current assets	14,351	18,305
Total current assets	5,288,073	4,338,952
Property and equipment, net	683,712	468,136
Other assets
Intangible assets, net	148,877	203,921
Goodwill	-0-	596,620
Prepaid stock compensation	150,085	146,653
Other assets	46,565	49,092

TOTAL ASSETS	$6,317,312	$5,803,374

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,957,270	$1,894,185
Deferred revenue, current portion	7,054,614	5,840,875
Line of credit	-0-	4,000,000
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	962,500	962,500
Conversion feature liability, related parties	535,835	2,729,902
Conversion feature liability	365,408	214,500
Warrant liability, related parties	1,353,786	6,496,448
Warrant liability	561,137	198,612
Total current liabilities	12,865,550	22,412,022

LONG TERM LIABILITIES
Line of credit, long term	4,200,000	-0-
Notes payable, related parties, long term, net of current portion, net of discount of $-0- and $568,209, respectively	20,000	5,700,791
Notes payable, long term, net of current portion	792,500	812,500
Deferred revenue, long term, net of current portion	2,193,163	2,393,068
Convertible notes payable, related parties, long term, net of current portion	5,850,000	8,815,000
Convertible notes payable, long term, net of current portion	1,350,000	775,000
Patent settlement liability, long term, net of current portion	464,573	669,825

TOTAL LIABILITIES	27,735,786	41,578,206

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 3,637,724 and 4,125,224 issued and outstanding, respectively at $0.001 par value; liquidation preference $3,637,724 and $4,125,224, respectively	3,637	4,125
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 131,703,577 and 91,561,802 issued and outstanding, respectively, at $0.001 par value	131,704	91,562
Additional paid in capital - preferred	4,230,792	4,717,804
Additional paid in capital - common	49,974,415	37,634,555
Accumulated other comprehensive (loss)	(366,355)	(243,827)
Accumulated deficit	(75,392,917)	(77,979,301)

TOTAL SHAREHOLDERS' (DEFICIT)	(21,418,474)	(35,774,832)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$6,317,312	$5,803,374

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2015	2014
Revenues	$20,023,733	$16,017,897
Reimbursable revenues	687,104	443,353
Total revenues	20,710,837	16,461,250

Cost of goods sold	3,770,013	3,245,300
Reimbursable expenses-cost of goods sold	677,568	725,221
Total cost of sales	4,447,581	3,970,521

Gross margin	16,263,256	12,490,729

Operating expenses
Salaries, benefits and related taxes	10,602,686	10,419,214
Rent and occupancy expenses	972,862	889,880
Consulting services	253,626	89,574
Legal and professional fees	415,834	377,329
Travel	779,817	794,193
Telephone and internet	166,361	188,130
Selling, general and administrative	1,530,765	1,159,174
Bad debt expense	14,939	147,543
Depreciation expense	233,798	235,591
Amortization expense	40,338	45,433
Total operating expenses	15,011,026	14,346,061

Operating income/(loss)	1,252,230	(1,855,332)

Other income/(expense)
Interest expense, related parties	(2,434,101)	(2,389,786)
Interest expense	(299,668)	(224,459)
Interest income	4	81
Change in derivative liabilities	4,525,798	58,807
Impairment of goodwill	(536,285)	-0-
Other income	124,373	-0-
Transaction (loss)	(70,706)	(68,232)
Income/(loss) before income taxes	2,561,645	(4,478,921)
Income tax (expense)	24,739	19,537
Net income/(loss)	2,586,384	(4,459,384)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	(181,886)	(206,261)
Total preferred stock dividends	(181,886)	(206,261)
Net income/(loss) attributable to common stockholders	$2,404,498	$(4,665,645)

Net income/(loss) per share
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
Weighted average number of shares outstanding
Basic	96,645,482	90,701,058
Diluted	113,545,741	90,701,058

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the year ended
	December 31,
	2015	2014
Net income/(loss) attributable to common stockholders	$2,404,498	$(4,665,645)
Other comprehensive (loss)
Change in foreign currency translation adjustment	(122,528)	(156,223)

Other comprehensive (loss)	(122,528)	(156,223)

Comprehensive income/(loss)	$2,281,970	$(4,821,868)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2015

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	paid in	Number	$0.001	paid in		other	Total
	of	Par	of	Par	capital	of	Par	capital	Accumulated	comprehensive	shareholders'
	shares	value	shares	value	preferred	shares	value	common	deficit	(loss)	(deficit)

Balances at December 31, 2013	4,125,224	$4,125	250,000	$250	$4,717,804	90,104,659	$90,105	$37,334,358	$(73,519,917)	$(87,604)	$(31,460,879)

Employee stock option expense								63,654			63,654

Foreign currency translation adjustment										(156,223)	(156,223)

Restricted stock issuance						1,400,000	1,400	236,600			238,000

Cashless issuance of common stock, stock option exercise						57,143	57	(57)			-0-

Net loss for year ended December 31, 2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(4,459,384)	-0-	(4,459,384)

Balances at December 31, 2014	4,125,224	4,125	250,000	250	4,717,804	91,561,802	91,562	37,634,555	(77,979,301)	(243,827)	(35,774,832)

Employee stock option expense								43,090			43,090

Foreign currency translation adjustment										(122,528)	(122,528)

Restricted stock issuance/forfeiture						908,330	908	226,875			227,783

Issuance of common stock, stock option exercise						252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise						7,428	7	(7)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(487,500)	(488)			(487,012)	1,950,000	1,950	485,550			-0-

Issuance of common stock in exchange for converted and cancelled debt and cancelled warrants						37,023,517	37,024	11,557,355			11,594,379

Net income for year ended December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,586,384	-0-	2,586,384

Balances at December 31, 2015	3,637,724	$3,637	250,000	$250	$4,230,792	131,703,577	$131,704	$49,974,415	$(75,392,917)	$(366,355)	$(21,418,474)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,586,384	$(4,459,384)
Adjustment to reconcile net income to net cash provided by/(used in) operating activities
Change in derivative liabilities	(4,525,798)	(58,807)
Impairment of goodwill	536,285	-0-
Interest expense from derivative instruments	611,089	507,542
Employee stock compensation	245,083	170,876
Provision for doubtful accounts	14,939	147,543
Depreciation and amortization	274,136	281,024
Changes in operating assets and liabilities
Accounts receivable	(691,260)	(1,964,126)
Prepaid expenses	57,909	(81,175)
Other current assets	3,954	(18,305)
Other assets	2,527	33,409
Accounts payable and accrued expenses	733,085	523,229
Patent settlement liability	(205,252)	(293,299)
Deferred revenue	1,013,834	3,982,570
Net cash provided by/(used in) operating activities	656,915	(1,228,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(450,707)	(101,519)
Net cash (used in) investing activities	(450,707)	(101,519)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(75,000)	(36,365)
Proceeds from notes payable, related parties	-0-	280,000
Proceeds from revolving line of credit	200,000	500,000
Proceeds from exercise of stock options	27,250	-0-
Net cash provided by financing activities	152,250	743,635

Effect of exchange rate changes on fixed and intangible assets	76,375	105,204
Effect of exchange rate changes on cash and cash equivalents	(122,528)	(156,223)
Net increase/(decrease) in cash and cash equivalents	312,305	(637,806)
Cash and cash equivalents at beginning of period	522,914	1,160,720

Cash and cash equivalents at end of period	$835,219	$522,914

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$(24,739)	$35,264
Interest	$1,457,028	$1,114,666

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$20,193,000	$2,222,500
Promissory notes issued for accrued interest	$670,000	$1,170,000
Restricted stock issuance	$227,783	$238,000
Notes payable and warrants cancelled in exchange for common stock	$7,339,000	$-0-
Notes payable converted into common stock	$1,915,000	$-0-
Common stock issued in exchange for 5% Series A Preferred Stock	$487,500	$-0-

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

NOTE 1:               ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations ("CROs"), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; Promasys®; and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and development (“R&D”) efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  During the years ended December 31, 2015 and December 31, 2014 we spent approximately $2,639,577 and $2,754,367, respectively, on R&D activities, which is primarily comprised of salaries to our developers and other R&D personnel and related costs associated with the development of our software products

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $122,528 for the year ended December 31, 2015 and a translation loss of $156,223 for the year ended December 31, 2014.

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software.  From time-to-time a client might require significant modification or customization subsequent to delivery to the customer.  The Company generally enters into software term licenses for its EDC Software products with its customers for 3 to 5 year periods, although customers have entered into both longer and shorter term license agreements.  These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term which typically is either on a quarterly or annual basis. Payment terms are generally net 30 or net 45 days.

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

The fees associated with each business activity for the years ended December 31, 2015 and December 31, 2014, respectively are:

	For the year ended
Revenue activity	December 31, 2015	December 31, 2014
Set-up fees	$6,649,762	$4,814,378
Change orders	846,464	467,815
Maintenance	5,107,764	4,374,245
Software licenses	3,975,549	3,404,655
Professional services	3,145,883	2,605,010
Hosting	985,415	795,147
Total	$20,710,837	$16,461,250

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $116,834 and $186,085 as of December 31, 2015 and December 31, 2014, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2015	December 31, 2014
Beginning of period	$186,085	$65,341
Bad debt expense	14,939	147,543
Write-offs	(84,190)	(26,875)
Exchange rate impact	-0-	76
End of period	$116,834	$186,085

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2015, $308,513 was deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2015.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2015, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

One customer accounted for 16% of our revenue during the year ended December 31, 2015 or approximately $3,237,000, respectively. One customer accounted for 15% of our revenues during the year ended December 31, 2014 or approximately $2,395,000.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

	Revenues		Accounts receivable
For the year ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable

December 31, 2015	1	16%	3	42%
December 31, 2014	1	15%	1	18%

The table below provides revenues from European customers for the years ended December 31, 2015 and December 31, 2014, respectively.

European revenues
For the year ended
December 31, 2015		December 31, 2014
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,150,096	10%	$2,383,252	15%

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2015, the Company had $9,247,777 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $7,054,614 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $635,267 and $419,253 for the years ended December 31, 2015 and December 31, 2014, respectively and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are included in R&D and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the years ended December 31, 2015 and December 31, 2014 we spent approximately $2,639,577 and $2,754,367 respectively, on R&D activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  R&D costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2015, we adopted the following new accounting pronouncements:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

NOTE 3                  EARNINGS/(LOSS) PER SHARE

Basic income/(loss) per share was calculated using the weighted average number of shares outstanding of 96,645,482 and 90,701,058 for the years ended December 31, 2015 and December 31, 2014, respectively.

Antidilutive shares aggregating 27,356,310 and 80,012,198 have been omitted from the calculation of dilutive income/(loss) per share for the years ended December 31, 2015 and December 31, 2014 respectively as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted income/(loss) per shares:  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2015 and December 31, 2014, respectively.

Anti-dilutive security	December 31, 2015	December 31, 2014
Preferred stock	3,277,229	2,750,149
Employee stock options	125,000	3,130,000
Warrants	22,900,000	48,463,517
Convertible Notes	-0-	24,620,000
Shares issuable for accrued interest	1,054,081	1,048,532
Total	27,356,310	80,012,198

The employee stock options are exercisable at prices ranging from $0.045 to $0.30 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted income/(loss) per share.

	For the year ended
	December 31, 2015			December 31, 2014
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,404,498	96,645,482	$0.02	$(4,665,645)	90,701,058	$(0.05)

Effect of dilutive securities	43,316	16,900,259	0.00	-0-	-0-	-0-

Diluted EPS	$2,447,814	113,545,741	$0.02	$(4,665,645)	90,701,058	$(0.05)

NOTE 4:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2015			December 31, 2014
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,055,956	$1,605,473	$450,483	$1,880,183	$1,482,737	$397,446	5
Leasehold improvements	91,452	85,895	5,557	92,504	82,353	10,151	5
Computer software	1,843,483	1,621,492	221,991	1,580,640	1,528,418	52,222	3
Office furniture	111,660	105,979	5,681	113,365	105,048	8,317	5
Total	$4,102,551	$3,418,839	$683,712	$3,666,692	$3,198,556	$468,136

Depreciation expense for the years ended December 31, 2015 and December 31, 2014 was $233,798 and $235,591, respectively.

NOTE 5:                INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2015			December 31, 2014
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	108,051	15,607	92,444	120,305	9,357	110,948	15
Promasys B.V. software code	72,837	31,563	41,274	72,837	16,995	55,842	5
Promasys B.V. URLs/Website	54,572	39,413	15,159	60,760	23,629	37,131	3
Total	$1,628,161	$1,479,284	$148,877	$1,646,603	$1,442,682	$203,921

Amortization expense was $40,338 and $45,433 for the years ended December 31, 2015 and December 31, 2014, respectively.

Annual amortization expense for the Company’s intangible assets is as follows:

2016	$36,930
2017	21,771
2018	19,343
2019	7,203
2020	7,203
Thereafter	56,427
Total	$148,877

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

NOTE 6:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2015	December 31, 2014
Accounts payable	$515,764	$613,584
Accrued payroll and related costs	473,108	319,629
Other accrued expenses	105,562	85,248
Accrued interest	862,836	875,724
Total accounts payable and accrued expenses	$1,957,270	$1,894,185

NOTE 7:                LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2015, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

Our primary sources of working capital are funds from operations and borrowings under our revolving Line of Credit. In the event that the line of credit is called for any reason, Mr. Wit has pledged to replace the borrowing capacity under the Line of Credit with a promissory note that utilizes the same maturity date and interest rate as the Line of Credit.

To satisfy our capital requirements, we may seek additional financing. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our R&D and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our common and preferred stock or result in increased interest expense in future periods.

At December 31, 2015, the Company owed $812,500 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2015	Current	term	Current	term
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
Discount on note payable				-0-	-0-	-0-	-0-
Total			$812,500	$-0-	$792,500	$-0-	$20,000

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 with an expiration date of April 1, 2017 to our Chief Executive Officer and Director, Cornelis F. Wit ("Mr. Wit") in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $980,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 3,920,000 shares of our common stock.

On April 4, 2014 the Company issued a promissory note payable to Mr. Wit in the amount of $1,600,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $1,600,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note, 400,000 related warrants and 6,000,000 unrelated warrants were cancelled in exchange for 6,400,000 shares of our common stock. On November 23, 2015 Mr. Wit sold 4,000,000 of the related warrants to three employees of the Company. On December 17, 2015 Mr. Wit sold 2,000,000 of the related warrants to a fourth employee of the Company.

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

On December 1, 2014 the Company issued a promissory note in the amount of $300,000 and paid $8,561 in principal in exchange for an existing promissory note in the amount of $308,561. The promissory note carries an interest rate of 10% and has a maturity date of April 1, 2017.

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

On December 17, 2014 the Company issued a promissory note in the amount of $20,000 in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2016. In May 2015 the note was paid off.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017.

On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 2,116,000 shares of our common stock.

On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 and paid $6,879 in principal to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $2,860,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and 11,440,000 warrants related to the promissory note in exchange for 11,440,000 shares of our common stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 and warrants to purchase 3,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to Mr. Wit in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $950,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and the warrants related to the promissory note in exchange for 3,800,000 shares of our common stock.

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith ("Mr. Smith") in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

See Note 15: Subsequent Events

NOTE 8                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2015.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	December 31, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

 The following table summarizes the convertible debt outstanding as of December 31, 2014.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	December 31, 2014	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	1/1/2016	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
8/29/2008	4/1/2016	10%	150,000	150,000	-0-	-0-	-0-	150,000
12/16/2008	1/1/2016	12%	375,000	375,000	-0-	-0-	-0-	375,000
12/16/2008	1/1/2016	12%	4,600,000	4,505,000	-0-	-0-	4,505,000	-0-
12/16/2008	4/1/2016	12%	100,000	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	100,000	100,000	-0-	-0-	-0-	100,000
9/30/2009	1/1/2016	12%	1,300,000	1,100,000	-0-	-0-	1,100,000	-0-
12/31/2009	1/1/2016	12%	50,000	50,000	-0-	-0-	-0-	50,000
12/31/2009	1/1/2016	12%	1,440,000	1,440,000	-0-	-0-	1,440,000	-0-
Total			$11,097,500	$9,665,000	$-0-	$75,000	$8,815,000	$775,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at 10% annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2015, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000.  There was $124,748 of accrued interest at December 31, 2015.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit ("Mr. Wit").   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.

On February 22, 2013, the Company and two lenders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by Mr. Wit. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to unrelated non-affiliate shareholders.

On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

Convertible Debentures

August 2008

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

On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our former Director, Guus van Kesteren ("Mr. van Kesteren") to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

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

On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

December 2008

On December 16, 2008, we sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit ("Mr. Wit"), our Chief Operating Officer and President, Stephen E. Johnson ("Mr. Johnson"), our Chairman and Chief Technology Officer, Randall G. Smith ("Mr. Smith"), Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.

On February 22, 2013 the Company and the lenders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to Mr. Wit, $25,000 due to Mr. Johnson, and $5,000 due to Mr. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

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

In December 2013, the Company and two lenders agreed to extend the maturity date of $360,000, including $160,000 due to our former Director, Guus van Kesteren ("Mr. van Kesteren"), of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

On April 28, 2014 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

On April 27, 2015, the Company and the lender extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 we paid $5,000 to Mr. Smith in exchange for $5,000 of convertible debentures originally issued in December 2008.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

December 2009

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit ("Mr. Wit").  The Company received net proceeds of $1,490,000.  The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

On September 30, 2011, the Company extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible notes held by Mr. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until December 31, 2015.

On February 22, 2013, the Company extended all $1,490,000 of the convertible notes until January 1, 2016, including $1,440,000 in convertible notes held by Mr. Wit.  The Company also extended the expiration date of the warrants associated with the December 2009 offering until January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of convertible debentures originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $1,440,000 of the convertible debentures into 5,760,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 5,760,000 warrants related to the convertible debentures and $1,440,000 of unrelated promissory notes in exchange for 5,760,000 shares of our common stock.

On April 1, 2015 the Company and the lenders extended the maturity date of $50,000 of convertible debentures originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  On December 7, 2015 the convertible debentures were paid off.

 The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2015 are as follows:

2016	$75,000
2017	6,860,000
2018	340,000
Total	$7,275,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

NOTE 9:              FAIR VALUE MEASUREMENT

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

The valuation techniques that may be used to measure fair value are as follows:

●	Market approach - Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities

●

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

●	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

 The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2015 and December 31, 2014.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2015 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit, and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B. V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

A summary as of December 31, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$901,243	$-0-	$-0-	$901,243
Warrant liability	1,914,923	-0-	-0-	1,914,923
Total of derivative liabilities	$2,816,166	$-0-	$-0-	$2,816,166

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2015

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2015
Risk free interest rate	0.48%	to	1.2%
Dividend yield		0.00%
Expected volatility	91.0%	to	132.2%
Expected life (range in years)
Conversion feature liability	1.25	to	2.25
Warrant liability	0.00	to	3.01

A summary as of December 31, 2015 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2014	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$110,948	$92,444	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	55,842	41,274	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	37,131	15,159	-0-	-0-	68,814
Total	$203,921	$148,877	$-0-	$-0-	$278,010

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at December 31, 2014
Risk free interest rate		0.13%
Dividend yield		0.00%
Expected volatility	119.8%	to	155.7%
Expected life (range in years)
Conversion feature liability	1.00	to	1.25
Warrant liability	1.00	to	2.25

A summary as of December 31, 2014 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2013	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$134,739	$110,948	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	70,512	55,842	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	64,991	37,131	-0-	-0-	68,814
Total	$270,242	$203,921	$-0-	$-0-	$278,010

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

The table below presents the fair value of the Goodwill as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
(Level 3)
Goodwill	$-0-	$596,620

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

	Other income
	For the year ended
	December 31, 2015	December 31, 2014
The net amount of gains for the period included in earnings attributable to the unrealized gain from changes in derivative liabilities at the reporting date	$4,495,923	$58,807
The net amount of gains for the period included in earnings attributable to the realized gain from changes in derivative liabilities at the reporting date	29,875	-0-

Total realized and unrealized gains included in earnings	$4,525,798	$58,807

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2015 and December 31, 2014. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2015 and December 31, 2014.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the year ended	beginning	Net realized	held at the	and	Net transfers	end of
December 31, 2015	of year	gains/(losses)	reporting date	settlements	in and/or out	period
Derivatives:
Conversion feature liability	$(2,944,402)	$29,875	$2,013,284	$-0-	$-0-	$(901,243)
Warrant liability	(6,695,060)	-0-	2,482,639	(868,128)	3,165,626	(1,914,923)
Total of derivative liabilities	$(9,639,462)	$29,875	$4,495,923	$(868,128)	$3,165,626	$(2,816,166)

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the year ended	beginning	Net realized	held at the	and	Net transfers	end of
December 31, 2014	of year	gains/(losses)	reporting date	settlements	in and/or out	year
Derivatives:
Conversion feature liability	$(3,126,206)	$-0-	$181,804	$-0-	$-0-	$(2,944,402)
Warrant liability	(5,943,977)	-0-	(122,997)	(628,086)	-0-	(6,695,060)
Total of derivative liabilities	$(9,070,183)	$-0-	$58,807	$(628,086)	$-0-	$(9,639,462)

NOTE 10:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2015 are as follows:

2016	$499,159
2017	313,938
2018	243,910
2019	246,450
2020	253,843
Thereafter	461,932
Total	$2,019,232

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $972,862 and $889,880 for the years ended December 31, 2015 and December 31, 2014, respectively.

The Company’s corporate office lease expires in September 2016.  The Company’s lease on its New Jersey field office expires in February 2016.   The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2016.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V., in the Netherlands under the terms of a lease that expires in October 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PATENT LITIGATION SETTLEMENT

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster, products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until the expiration of the Licensed Patent on May 12, 2018 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). We anticipate that the annual royalties will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2016 - until expiration of the Licensed Patent - $450,000 per year.  In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.   The warrant was exercisable by DataSci commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, deemed to be on the termination date of the Settlement and Licensing Agreement on May 12, 2018. At expiration DataSci, at its sole discretion, could require the Company to pay $300,000 in cash in lieu of exercising the warrant.

The remaining minimum royalty payments per year are as follows:

2016	$450,000
2017	450,000
2018	164,500
Total	$1,064,500

On June 23, 2009, we entered into an agreement to acquire the EDC assets of eResearch Technology.  Concurrent with the consummation of that transaction we entered into the First Amendment to Settlement and Licensing Agreement with DataSci, (i) to include the eResearch Technology EDC assets acquired within the definition of Licensed Products, and as such subject to the royalty payment(s), under and in accordance with the Settlement and Licensing Agreement, and (ii) provide a release by DataSci of any and all claims of infringement of the Licensed Patent in connection with the eResearch Technology EDC assets acquired which may have occurred prior to the effective date of the First Amendment to Settlement and Licensing Agreement for an aggregate of $300,000.  The Company has, to-date, made payments totaling $200,000.

During the years ended December 31, 2015 and December 31, 2014, respectively, the Company recorded a charge to earnings of  $244,747 and $156,701 respectively,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2015 and December 31, 2014 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

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

NOTE 11:             RELATED PARTY TRANSACTIONS

On April 21, 2014, our former Director, Guus van Kesteren, extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The debentures bear an interest rate of 10% per annum. The convertible debentures were originally issued in August 2008. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith ("Mr. Smith"), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to our Chief Operating Officer and President, Stephen E. Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 the Company paid $5,000 to Mr. Smith in exchange for an outstanding convertible note in the same amount. The note carried an interest rate of 12% and had a maturity date of January 1, 2016.

As of December 31, 2015, we have an aggregate of $5,825,000 principal amount of convertible debentures outstanding to our Chief Executive Officer and Director, Cornelis F. Wit ("Mr. Wit"), and have issued certain warrants to Mr. Wit, as follows:

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

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

●

From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to unrelated non-affiliate shareholders.

●

From October 2009 to December 2009, Mr. Wit invested $1,440,000, which amount was aggregated under the terms of one convertible note dated December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. The Company and Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $1,440,000 of the convertible debentures into 5,760,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 5,760,000 warrants related to the convertible debentures and $1,440,000 of unrelated promissory notes in exchange for 5,760,000 shares of our common stock.

●

On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 and paid $6,879 in principal to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $2,860,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and 11,440,000 warrants related to the promissory note in exchange for 11,440,000 shares of our common stock.

●

On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 with an expiration date of April 1, 2017 to Mr. Wit in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $980,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 3,920,000 shares of our common stock

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

●

On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 2,116,000 shares of our common stock.

●

On December 23, 2014, the Company issued a promissory note in the principal amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On January 31, 2015 the promissory note was exchanged into a new promissory note for $950,000 which included the $280,000 and $670,000 of accrued interest. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017.

●

On January 31, 2015, the Company issued a promissory note in the principal amount of $950,000 and warrants to purchase 3,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2017 to Mr. Wit in exchange for an existing promissory note in the amount of $280,000 and accrued interest in the amount of $670,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $950,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and the warrants related to the promissory note in exchange for 3,800,000 shares of our common stock.

●

On November 19, 2015 we issued 37,023,517 restricted shares of our common stock to Mr. Wit. The shares were issued in exchange (i) for the cancellation of $6,919,000 of outstanding 12% promissory notes, $420,000 of outstanding 12% convertible notes payable and 29,363,517 outstanding warrants to purchase shares of our common stock at $0.25 per share and (ii) the conversion of $1,915,000 of convertible notes payable with a conversion price of $0.25 per share.

See Note 15: Subsequent Events

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Mr. Wit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line for Credit. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2015, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

For the years December 31, 2015 and December 31, 2014 we incurred $2,434,101 and $2,389,786, respectively, in interest expense payable to related parties.

NOTE 12:              STOCKHOLDERS’ (DEFICIT)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

As of December 31, 2015 we had the following outstanding securities:

●	131,703,577 shares of common stock issued and outstanding;
●	22,900,000 warrants issued and outstanding to purchase shares of our common stock;
●	3,637,724 shares of our Series A Preferred Stock issued and outstanding,
●	-0- shares of our Series B Preferred Stock issued and outstanding;
●	-0- shares of our Series C Preferred Stock issued and outstanding;
●	250,000 Series D Preferred Stock issued and outstanding; and
●	$7,275,000 principal amount Convertible Debentures convertible into 15,910,000 shares of common stock.

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

On November 19, 2015 we issued 37,023,517 restricted shares of our common stock to Cornelis F. Wit, our Chief Executive Officer and Director. The shares were issued in exchange (i) for the cancellation of $6,919,000 of outstanding 12% promissory notes, $420,000 of outstanding 12% convertible notes payable and 29,363,517 outstanding warrants to purchase shares of our common stock at $0.25 per share and (ii) the conversion of $1,915,000 of convertible notes payable with a conversion price of $0.25 per share.

On December 31, 2015 four 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 487,500 Series A shares into 1,950,000 common shares.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

On October 16, 2015 50,002 restricted shares were forfeited by a former employee as the restrictions had not lapsed prior to the end of the employee’s service.

The 2009 Plan is more fully described in “Note 13, Employee Equity Incentive Plans”.

Preferred stock

Our Board of Directors, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series. In addition, the Board of Directors may fix and determine all privileges and rights of the authorized preferred stock series including:

●	dividend and liquidation preferences,
●	voting rights,
●	conversion privileges, and
●	redemption terms.

Our Board of Directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation.  In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2015 and December 31, 2014, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	December 31,		December 31,
Series of preferred stock	2015	2014	2015	2014

Series A	$2,465,830	$2,586,700	$0.68	$0.63
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$4,547,810	$4,668,680

Series A Preferred Stock

In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which 3,637,724 shares are issued and outstanding.

The designations, rights and preferences of the Series A Preferred include:

●	the shares are not redeemable,
●

each share of Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder at a conversion price of $1.11 per share, or if not so converted after one year from issuance, at any time at our option if the closing bid price of our common stock has exceeded $3.00 for 20 consecutive trading days, our common stock is listed on The NASDAQ Stock Market or other national stock exchange, and the shares of common stock issuable upon conversion of the Series A Preferred Stock are registered under a registration statement,

●

the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share.  The Series A Preferred Stockholders have waived their rights to an anti-dilution adjustment reducing their conversion price as a result of the issuance of the Series B Preferred Stock and Series C Preferred Stock,

●

the shares of Series A Preferred Stock pay a cumulative dividend at a rate of 5% per annum based on the stated value of $1.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation. Dividends on the Series A Preferred Stock have priority to our common stock and are junior to Series B Preferred Stock and Series C Preferred Stock.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series A Preferred Stock,

●	in the event of our liquidation or winding up, each share of Series A Preferred Stock has a liquidation preference equal to $1.00 per share, and
●

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

There were cumulative arrearages of $2,465,830 and $2,586,700, or $0.68 and $0.63 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2015 and December 31, 2014 respectively.

Prior to 2015 the Company had 235,000 shares of its 5% Series A Preferred stock that have been converted by the shareholders into shares of our common stock.  Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

In December 2015 we initiated an Exchange Offer to the remaining 34 Series A Preferred shareholders. The terms of the exchange offer were 4 shares of our common stock in exchange for each share of Series A Preferred stock and the waiver of the accrued and unpaid dividends on the Series A Preferred shares exchanged. On December 31, 2015 four 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 487,500 Series A shares into 1,950,000 common shares.

See Note 15: Subsequent Events

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

The designations, rights and preferences of the Series B Preferred Stock include:

●	the stated value of each share is $10.00 per share,
●	the shares are not redeemable,
●

each share of Series B Preferred Stock is convertible into shares of our common stock at the option of the holder at any time commencing January 31, 2002 at the option of the holder at $0.25 per share, as adjusted, and the shares automatically convert, subject to limitations based on trading volume, into shares of our common stock at $0.25 per share at such time as we complete a public offering raising proceeds in excess of $25 million at an offering price of at least $0.75 per share.  We may require all outstanding shares of the Series B Preferred Stock to convert in the event the closing bid price of our common stock exceeds $0.50 for 20 consecutive trading days, and our common stock has been listed on The NASDAQ Stock Market or other comparable national stock exchange or an OTC Marketplace and a registration statement registering the shares of common stock issuable upon conversion of the Series B Preferred Stock has been declared effective,

●

the conversion price has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

●

the shares of Series B Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series B Preferred Stock,

●	each share of Series B Preferred Stock will rank senior to our Series A Preferred and pari passu with our Series C Preferred Stock,
●	in the event of our liquidation or winding up, each share of Series B Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and
●

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2015 and December 31, 2014, respectively.

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

DECEMBER 31, 2015 AND DECEMBER 31, 2014

Series C Preferred Stock

In March 2002, our Board of Directors designated 747,500 shares of our preferred stock as Series C Convertible Preferred Stock of which -0- shares are issued and outstanding.

The designations, rights and preferences of the Series C Preferred Stock include:

●	the stated value of each share is $10.00 per share,
●	the shares are not redeemable,
●

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

●

the conversion price  has certain anti-dilution protections for any stock splits, stock dividends, and corporate reorganizations, and certain other corporate transactions and issuances of securities at below the applicable conversion price per share or market value of the common stock,

●

the shares of Series C Preferred Stock pay a cumulative dividend at a rate of 8% per annum based on the stated value of $10.00 per share, payable when and as declared by the Board of Directors, or upon conversion or liquidation.  At our option, dividends can be paid in cash or shares of common stock valued at the conversion price of the Series C Preferred Stock,

●	each share of Series C Preferred Stock will rank pari passu with our Series B Preferred Stock and senior to our Series A Preferred Stock,
●	in the event of our liquidation or winding up, each share of Series C Preferred Stock has a liquidation preference equal to $10.00 per share plus accrued and unpaid dividends, and
●

the holders of the Series C Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series C Preferred Stock.

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2015 and December 31, 2014, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

The designations, rights and preferences of the Series D Preferred Stock include:

●	the stated value of the Series D Preferred is $0.001 per share,
●	the Series D Preferred has no rights to receive dividend distributions or to participate in any dividends declared by the Corporation to or for the benefit of the holders of its common stock,
●	the shares of Series D Preferred are not convertible into or exchangeable for any other security of the Corporation,
●

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

●

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

●

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

●

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

●

the holders of the Series D Preferred are not entitled to rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class,

●

the Company has a thirty (30) day “right of first refusal” in which to match the terms and conditions set forth in any bona fide offer received by holders of the Series D Preferred Stock.  The Company must purchase all of those shares of Series D Preferred offered by the holder of the Series D Preferred Stock, and

●

the holders of Series D Preferred cannot, directly or indirectly, transfer any shares of Series D Preferred.  Any such purported transfer shall be of no force or effect and shall not be recognized by the Company.

The following table presents preferred dividends accreted for the years ended December 31, 2015 and December 31, 2014, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the year ended		For the year ended
	December 31,		December 31,
	2015	2014	2015	2014
Preferred stock dividends in arrears Series A	$181,886	$206,261	$0.050	$0.050
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

 Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued to consultants and warrants issued as part of convertible debt transactions for the year ended December 31, 2015 and December 31, 2014, and the related changes during these years.

December 31, 2015						December 31, 2015
Warrants outstanding						Warrants exercisable
Range of exercise				Weighted average remaining	Weighted average		Weighted average
price			Number outstanding	contractual life	exercise price	Number exercisable	exercise price
$0.25	-	$0.60	22,900,000	1.76	$0.46	22,900,000	$0.46

December 31, 2014						December 31, 2014
Warrants outstanding						Warrants exercisable
Range of exercise				Weighted average remaining	Weighted average		Weighted average
price			Number outstanding	contractual life	exercise price	Number exercisable	exercise price
$0.25	-	$0.60	48,463,517	1.17	$0.35	48,463,517	$0.35

Warrants
Balance at December 31, 2013	44,728,873
Issued	3,920,000
Exercised	-0-
Expired/forfeited	(185,356)
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Cancelled	(29,363,517)
Expired/forfeited	-0-
Balance at December 31, 2015	22,900,000
Warrants exercisable at December 31, 2015	22,900,000

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2013	$(87,604)	$(87,604)
2014 Activity	(156,223)	(156,223)
Balance at December 31, 2014	(243,827)	(243,827)
2015 Activity	(122,528)	(122,528)
Balance at December 31, 2015	$(366,355)	$(366,355)

NOTE 13:              EMPLOYEE EQUITY INCENTIVE PLANS

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

As of December 31, 2015, there were 2,002,500 outstanding options and 3,533,330 restricted stock shares that have been granted under the 2009 Plan.  At December 31, 2015, there were 931,057 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

Description of 1998 Stock Incentive Plan

In 1998, the Company’s Board of Directors and shareholders approved the 1998 Stock Incentive Plan of OmniComm Systems, Inc. (the “1998 Plan”).  The 1998 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units.  Pursuant to the 1998 Plan, 12,500,000 shares of the Company’s common stock were authorized for issuance.  The 1998 Plan expired as of December 31, 2008.  As of December 31, 2015, there were -0- outstanding options that have been granted under the 1998 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of shares	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2013	5,745,000	$0.29	1.70	$93,945
Granted	150,000	0.16
Exercised	(150,000)	0.13
Forfeited/cancelled/expired	(2,615,000)	0.40

Outstanding at December 31, 2014	3,130,000	0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(1,060,000)	0.35

Outstanding at December 31, 2015	2,002,500	$0.14	1.40	$198,990

Vested and exercisable at December 31, 2015	1,752,500	$0.13	1.02	$190,200

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2015 and December 31, 2014, respectively, was:

Fair value of options vesting for the year ended	Number of options vested	Fair value of options vested
December 31, 2015	200,000	$34,665
December 31, 2014	695,834	$84,450

Cash received from stock option exercises for the years ended December 31, 2015 and December 31, 2014 was $27,250 and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2015 and December 31, 2014.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

The following table summarizes information concerning options outstanding at December 31, 2015:

Awards breakdown by price range at December 31, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,777,500	1.14	$0.13	1,652,500	0.93	$0.13
0.21	to	0.29	125,000	2.83	0.22	100,000	2.46	0.21
0.30	to	0.49	100,000	4.17	0.30	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,002,500	1.40	$0.14	1,752,500	1.02	$0.13

The following table summarizes information concerning options outstanding at December 31, 2014:

Awards breakdown by price range at December 31, 2014
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	2,080,000	1.98	$0.13	1,855,000	1.72	$0.12
0.21	to	0.29	600,000	0.92	0.24	550,000	0.69	0.25
0.30	to	0.49	-0-	0.00	0.00	-0-	0.00	0.00
0.50	to	0.70	450,000	0.68	0.50	450,000	0.68	0.50
0.00	to	0.70	3,130,000	1.59	$0.20	2,855,000	1.35	$0.21

The weighted average fair value (per share) of options granted during the years ended December 31, 2015 and December 31, 2014 using the Black Scholes option-pricing model was $0.24 and $0.16, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2015 and 2014. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

	Stock option assumptions for the year ended
Stock option assumptions	December 31, 2015	December 31, 2014
Risk-free interest rate	1.20%	0.93%
Expected dividend yield	0.0%	0.0%
Expected volatility	183.8%	199.0%
Expected life of options (in years)	5	5

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	for the year ended December 31,
	2015	2014
Stock options granted during the period	$0.24	$0.16

Stock options vested during the period	$0.17	$0.12

Stock options forfeited during the period	$0.26	$0.31

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2015, and changes during the year ended December 31, 2015 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2015	275,000	$0.17

Nonvested shares at December 31, 2015	250,000	$0.23

As of December 31, 2015, approximately $32,057 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.18 years.

NOTE 14:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2015	December 31, 2014
Federal statutory rate applied to income/(loss) before income taxes	$963,947	$(1,685,418)
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	(24,739)	(19,537)
Non deductible expenses	(1,451,221)	198,295
Change in deferred assets	97,580	64,449
Change in valuation allowance	389,694	1,422,674

Income tax (benefit)	$(24,739)	$(19,537)

The components of income tax expense (benefit) for the years ended:

	December 31, 2015	December 31, 2014
Current tax (benefit):	$(24,739)	$(19,537)
Deferred tax expense/(benefit):
Bad debt allowance	26,059	(45,407)
Operating loss carryforward	(513,333)	(1,441,716)
Amortization of intangibles	5,482	5,482
Patent litigation settlement	92,098	58,967
	(414,433)	(1,442,211)
Valuation allowance	389,694	1,422,674

Total tax (benefit)	$(24,739)	$(19,537)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND DECEMBER 31, 2014

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2015	December 31, 2014
Amortization of intangibles	$272,734	$278,216
Bad debt allowance	42,963	69,022
Patent litigation liability accrual	164,342	256,441
Operating loss carryforwards	20,175,531	19,662,198
Gross deferred tax assets	20,655,570	20,265,877
Valuation allowance	(20,655,570)	(20,265,877)

Net deferred tax liability/(asset)	$-0-	$-0-

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $38,395,135.  This loss is allowed to be offset against future income until the year 2035 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2015.  The change in the valuation allowance for the year ended December 31, 2015 was an increase of $389,694. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

NOTE 15:              SUBSEQUENT EVENTS

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Chief Executive Officer and Director, Cornelis F. Wit, in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and is due on April 1, 2019.

In February 2016 we executed a new 60 month lease for approximately 3,300 rentable square feet of commercial office space in Somerset NJ to replace our existing commercial office space in Monmouth Junction NJ. The commencement date under the lease is April 1, 2016 and the expiration date of the lease is March 31, 2021. Our annual base rent under the lease will be approximately $47,000.

Subsequent to December 31, 2015 twenty-nine Series A shareholders accepted the Exchange Offer. As a result 3,487,724 shares of the 5% Series A Preferred Shares have been cancelled, 13,950,896 shares of common stock have been issued and $13,950,896 of accrued and unpaid dividends on the 5% Series A Preferred Shares have been waived by the converting shareholders.

Subsequent to December 31, 2015 the Company paid down $800,000 on its Line of Credit.