Form 10-Q
period 2016-03-31
OMNICOMM SYSTEMS INC
filed 2016-05-16
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 13, 2016: 147,323,879 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Three month period ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,022,765	$835,219
Accounts receivable, net of allowance for doubtful accounts of $92,138 and $116,834, respectively	2,806,920	4,092,472
Prepaid expenses	570,074	170,173
Prepaid stock compensation, current portion	158,817	175,858
Other current assets	29,056	14,351
Total current assets	4,587,632	5,288,073
Property and equipment, net	703,589	683,712
Other assets
Intangible assets, net	143,066	148,877
Prepaid stock compensation	111,006	150,085
Other assets	54,573	46,565

TOTAL ASSETS	$5,599,866	$6,317,312

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,740,391	$1,957,270
Deferred revenue, current portion	6,554,230	7,054,614
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	862,500	962,500
Conversion feature liability, related parties	847,835	535,835
Conversion feature liability	454,971	365,408
Warrant liability, related parties	1,960,134	1,353,786
Warrant liability	640,926	561,137
Total current liabilities	13,135,987	12,865,550

LONG TERM LIABILITIES
Line of credit, long term	4,200,000	4,200,000
Notes payable, related parties, long term, net of current portion, net of discount of $316,885 and $-0-, respectively	153,115	20,000
Notes payable, long term, net of current portion	792,500	792,500
Deferred revenue, long term, net of current portion	2,029,872	2,193,163
Convertible notes payable, related parties, long term, net of current portion	5,850,000	5,850,000
Convertible notes payable, long term, net of current portion	1,350,000	1,350,000
Patent settlement liability, long term, net of current portion	379,510	464,573

TOTAL LIABILITIES	27,890,984	27,735,786

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, 150,000 and 3,637,724 issued and outstanding, respectively at $0.001 par value; liquidation preference $150,000 and $3,637,724, respectively	150	3,637
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 250,000,000 shares authorized, 145,719,273 and 131,703,577 issued and outstanding, respectively, at $0.001 par value	145,720	131,704
Additional paid in capital - preferred	1,149,600	4,230,792
Additional paid in capital - common	53,052,550	49,974,415
Accumulated other comprehensive (loss)	(369,511)	(366,355)
Accumulated deficit	(76,269,877)	(75,392,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(22,291,118)	(21,418,474)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$5,599,866	$6,317,312

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Revenues	$4,892,009	$4,387,454
Reimbursable revenues	265,502	450,673
Total revenues	5,157,511	4,838,127

Cost of goods sold	970,171	959,495
Reimbursable expenses-cost of goods sold	203,856	392,102
Total cost of sales	1,174,027	1,351,597

Gross margin	3,983,484	3,486,530

Operating expenses
Salaries, benefits and related taxes	2,732,912	2,778,104
Rent and occupancy expenses	256,600	255,231
Consulting services	24,000	95,429
Legal and professional fees	122,837	119,536
Travel	168,798	286,947
Telephone and internet	40,484	31,379
Selling, general and administrative	383,054	359,821
Bad debt expense	(148)	(20,374)
Depreciation expense	70,466	52,162
Amortization expense	10,089	10,180
Total operating expenses	3,809,092	3,968,415

Operating income/(loss)	174,392	(481,885)

Other income/(expense)
Interest expense, related parties	(208,602)	(627,136)
Interest expense	(87,903)	(72,736)
Interest income	1	-0-
Change in derivative liabilities	(762,011)	(1,517,719)
Transaction gain/(loss)	7,222	(55,324)
Income/(loss) before income taxes	(876,901)	(2,754,800)
Income tax (expense)	(59)	(385)
Net income/(loss)	(876,960)	(2,755,185)
Preferred stock dividends
Preferred stock dividends in arrears Series A preferred	(1,870)	(50,859)
Total preferred stock dividends	(1,870)	(50,859)
Net income/(loss) attributable to common stockholders	$(878,830)	$(2,806,044)

Net income/(loss) per share
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Weighted average number of shares outstanding
Basic	141,080,292	91,643,746
Diluted	141,080,292	91,643,746

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the three months ended
	March 31,
	2016	2015
Net income/(loss) attributable to common stockholders	$(878,830)	$(2,806,044)
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(3,156)	(105,457)

Other comprehensive income/(loss)	(3,156)	(105,457)

Comprehensive income/(loss)	$(881,986)	$(2,911,501)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE THREE MONTHS ENDED MARCH 31, 2016
(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
					paid in			paid in		other	Total
	Number	$ 0.001	Number	$ 0.001	capital	Number	$ 0.001	capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	of shares	Par value	preferred	of shares	Par value	common	deficit	(loss)	(deficit)

Balances at December 31, 2014	4,125,224	$4,125	250,000	$250	$4,717,804	91,561,802	$91,562	$37,634,555	$(77,979,301)	$(243,827)	$(35,774,832)

Employee stock option expense								43,090			43,090

Foreign currency translation adjustment										(122,528)	(122,528)

Restricted stock issuance/forfeiture						908,330	908	226,875			227,783

Issuance of common stock, stock option exercise						252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise						7,428	7	(7)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(487,500)	(488)			(487,012)	1,950,000	1,950	485,550			-0-

Issuance of common stock in exchange for converted and cancelled debt and cancelled warrants						37,023,517	37,024	11,557,355			11,594,379

Net income for year ended December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,586,384	-0-	2,586,384

Balances at December 31, 2015	3,637,724	3,637	250,000	250	4,230,792	131,703,577	131,704	49,974,415	(75,392,917)	(366,355)	(21,418,474)

Employee stock option expense								7,472			7,472

Foreign currency translation adjustment										(3,156)	(3,156)

Issuance of common stock, in exchange for Series A Preferred Stock	(3,487,724)	(3,487)			(3,081,192)	14,015,696	14,016	3,070,663			-0-

Net income/(loss) for the period ended March 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(876,960)	-0-	(876,960)

Balances at March 31, 2016	150,000	$150	250,000	$250	$1,149,600	145,719,273	$145,720	$53,052,550	$(76,269,877)	$(369,511)	$(22,291,118)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(876,960)	$(2,755,185)
Adjustment to reconcile net income to net cash provided by/(used in) operating activities
Change in derivative liabilities	762,011	1,517,719
Interest expense from derivative instruments	8,802	148,438
Employee stock compensation	63,592	50,048
Provision for doubtful accounts	(148)	(20,374)
Depreciation and amortization	80,555	62,342
Changes in operating assets and liabilities
Accounts receivable	1,285,700	567,368
Prepaid expenses	(399,901)	72,939
Other current assets	(14,705)	(28,549)
Other assets	(8,008)	2,831
Accounts payable and accrued expenses	233,121	1,207,710
Patent settlement liability	(185,063)	(78,905)
Deferred revenue	(663,675)	(583,213)
Net cash provided by/(used in) operating activities	285,321	163,169

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(85,075)	(175,848)
Net cash (used in) investing activities	(85,075)	(175,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving line of credit	-0-	750,000
Net cash provided by/(used in) financing activities	-0-	750,000

Effect of exchange rate changes on fixed and intangible assets	(9,544)	92,595
Effect of exchange rate changes on cash and cash equivalents	(3,156)	(105,457)
Net increase/(decrease) in cash and cash equivalents	187,546	724,459
Cash and cash equivalents at beginning of period	835,219	522,914

Cash and cash equivalents at end of period	$1,022,765	$1,247,373

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$59	$385
Interest	$480,166	$264,552

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$-0-	$14,054,000
Promissory notes issued for accrued interest	$450,000	$670,000
Restricted stock issuance	$-0-	$179,550
Common stock issued in exchange for 5% Series A Preferred Stock	$3,487,724	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the three month periods ended March 31, 2016 and March 31, 2015 we spent approximately $664,605 and $675,041, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2015 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2015 financial statements to conform to the 2016 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $3,156 and $105,457 for the three month periods ended March 31, 2016 and March 31, 2015 respectively.

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

MARCH 31, 2016 AND MARCH 31, 2015

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

The fees associated with each business activity for the periods ended March 31, 2016 and March 31, 2015, respectively are:

	For the three months ended
Revenue activity	March 31, 2016	March 31, 2015
Set-up fees	$1,519,334	$1,264,544
Change orders	277,753	142,041
Maintenance	1,201,220	1,231,877
Software licenses	1,200,914	740,937
Professional services	652,320	1,216,997
Hosting	305,970	241,731
Total	$5,157,511	$4,838,127

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $92,138 as of March 31, 2016 and $116,834 as of December 31, 2015, respectively.

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	March 31, 2016	December 31, 2015
Beginning of period	$116,834	$186,085
Bad debt expense	(148)	14,939
Write-offs	(24,548)	(84,190)
End of period	$92,138	$116,834

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2016, $721,382 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe as well as in East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2016. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2016, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

One customer accounted for 20% of our revenues during the three month period ended March 31, 2016 or approximately $1,037,000. One customer accounted for 11% of our revenues during the three month period ended March 31, 2015 or approximately $517,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2016	1	20%	3	43%
December 31, 2015	1	16%	3	42%
March 31, 2015	1	11%	1	14%

The table below provides revenues from European customers for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

European revenues
For the three months ended
March 31, 2016		March 31, 2015
European revenues	% of Total revenues	European revenues	% of Total revenues
$517,816	10%	$562,489	12%

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

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2016, the Company had $8,584,102 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $6,554,230 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $210,954 and $182,389 for the three month periods ended March 31, 2016 and March 31, 2015, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the three month periods ended March 31, 2016 and March 31, 2015 we spent approximately $664,605 and $675,041 respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2016, we adopted the following new accounting pronouncements:

In February 2016, the FASB issued accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). This ASU requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 141,080,292 and 91,643,746 for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

The outstanding share balance as of March 31, 2016 and March 31, 2015, respectively, includes 1,703,343 and 2,506,681 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 42,892,652 and 83,357,382 have been omitted from the calculation of dilutive earnings/(loss) per share for the three month periods ended March 31, 2016 and March 31, 2015, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2016 and March 31, 2015, respectively.

Anti-dilutive security	March 31, 2016	March 31, 2015
Preferred stock	135,135	2,750,149
Employee stock options	2,002,500	3,222,500
Warrants	24,690,000	52,263,517
Convertible Notes	15,910,000	24,620,000
Shares issuable for accrued interest	155,017	501,216
Total	42,892,652	83,357,382

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

	For the three months ended
	March 31, 2016			March 31, 2015
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(878,830)	141,080,292	$(0.01)	$(2,806,044)	91,643,746	$(0.03)

Effect of dilutive securities	-0-	-0-	-0-	-0-	-0-	-0-

Diluted EPS	$(878,830)	141,080,292	$(0.01)	$(2,806,044)	91,643,746	$(0.03)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,096,934	$1,644,336	$452,598	$2,055,956	$1,605,473	$450,483	5
Leasehold improvements	99,085	86,361	12,724	91,452	85,895	5,557	5
Computer software	1,884,133	1,651,114	233,019	1,843,483	1,621,492	221,991	3
Office furniture	112,281	107,033	5,248	111,660	105,979	5,681	5
Total	$4,192,433	$3,488,844	$703,589	$4,102,551	$3,418,839	$683,712

Depreciation expense for the three month periods ended March 31, 2016 and March 31, 2015 was $70,466 and $52,162, respectively.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2016			December 31, 2015
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	112,511	18,127	94,384	108,051	15,607	92,444	15
Promasys B.V. software code	72,837	35,204	37,633	72,837	31,563	41,274	5
Promasys B.V. URLs/Website	56,824	45,775	11,049	54,572	39,413	15,159	3
Total	$1,634,873	$1,491,807	$143,066	$1,628,161	$1,479,284	$148,877

Amortization expense was $10,089 and $10,180 for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2016	$27,600
2017	22,068
2018	19,640
2019	7,501
2020	7,501
Thereafter	58,756
Total	$143,066

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2016	December 31, 2015
Accounts payable	$652,903	$515,764
Accrued payroll and related costs	786,281	473,108
Other accrued expenses	79,600	105,562
Accrued interest	221,607	862,836
Total accounts payable and accrued expenses	$1,740,391	$1,957,270

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At March 31, 2016, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

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

At March 31, 2016, the Company owed $1,262,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	March 31, 2016	Current	term	Current	term
4/4/2014	4/1/2017	12%	45,000	-0-	45,000	-0-	-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
2/29/2016	4/1/2019	12%	450,000	-0-	-0-	-0-	450,000
Discount on note payable				-0-	-0-	-0-	(316,885)
Total			$1,262,500	$-0-	$792,500	$-0-	$153,115

At December 31, 2015, the Company owed $812,500 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

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

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $325,689 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $124,311. The warrant liability (discount) will be amortized over the 37 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

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

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”) in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2016.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	March 31, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

The following table summarizes the convertible debt outstanding as of December 31, 2015.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	December 31, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of March 31, 2016, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000. There was $126,618 of accrued interest at March 31, 2016.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). The Company received net proceeds of $1,400,000. The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

On February 22, 2013, the Company and two lenders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by Mr. Wit. Mr. Wit also waived all his rights to the security interest under his $1,100,000 convertible notes. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to unrelated non-affiliate shareholders.

On April 1, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

Convertible Debentures

August 2008

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), and one of our Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

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

On February 22, 2013 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures due to our former Director, Guus van Kesteren (“Mr. van Kesteren”) to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

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

December 2008

On December 16, 2008, the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of common stock to eleven accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), our Chief Operating Officer and President, Stephen E. Johnson (“Mr. Johnson”), our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), our Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

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

In December 2013, the Company and two lenders agreed to extend the maturity date of $360,000, including $160,000 due to our former Director, Guus van Kesteren (“Mr. van Kesteren”), of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

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

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

On June 30, 2015 the Company and the lender extended the maturity date of $100,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

December 2009

On December 31, 2009, the Company sold an aggregate of $1,490,000 principal amount 12% Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). The Company received net proceeds of $1,490,000. The Debentures, which bear interest at 12% per annum, matured on June 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

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

The payments required at maturity under the Company’s outstanding convertible debt at March 31, 2016 are as follows:

2016	$75,000
2017	6,860,000
2018	340,000
Total	$7,275,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

MARCH 31, 2016 AND MARCH 31, 2015

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

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the new promissory notes issued in the three month periods ended March 31, 2016 and March 31, 2015.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2016 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable that were issued to our Chief Executive Officer and Director, Cornelis F. Wit. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

A summary as of March 31, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,302,806	$-0-	$-0-	$1,302,806
Warrant liability	2,601,060	-0-	-0-	2,601,060

Total of derivative liabilities	$3,903,866	$-0-	$-0-	$3,903,866

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the period ended March 31, 2016

(2) The fair value at the measurement date is equal to their carrying value on the balance sheet

Significant valuation assumptions of derivative instruments at March 31, 2016
Risk free interest rate	0.53%	to	0.90%
Dividend yield		0.00%
Expected volatility	100.4%	to	119.7%
Expected life (range in years)
Conversion feature liability	1.00	to	2.00
Warrant liability	1.00	to	3.00

A summary as of December 31, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$901,243	$-0-	$-0-	$901,243
Warrant liability	1,914,923	-0-	-0-	1,914,923
Total of derivative liabilities	$2,816,166	$-0-	$-0-	$2,816,166

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

A summary as of March 31, 2016 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$92,444	$94,384	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	41,274	37,633	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	15,159	11,049	-0-	-0-	68,814
Total	$148,877	$143,066	$-0-	$-0-	$278,010

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

The table below presents the unrealized gains/(losses) for the three month periods ended March 31, 2016 and March 31, 2015.

	Other income/(expense)
	For the three months ended
	March 31, 2016	March 31, 2015
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(losses) from changes in derivative liabilities at the reporting date	$(762,011)	$(1,517,719)

Total unrealized gains/(losses) included in earnings	$(762,011)	$(1,517,719)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended March 31, 2016 and December 31, 2015. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2016 and December 31, 2015.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the three months ended	beginning	Net realized	held at the	and	Net transfers	end of
March 31, 2016	of year	gains/(losses)	reporting date	settlements	in and/or out	period
Derivatives:
Conversion feature liability	$(901,243)	$-0-	$(401,563)	$-0-	$-0-	$(1,302,806)
Warrant liability	(1,914,923)	-0-	(360,448)	(325,689)	-0-	(2,601,060)
Total of derivative liabilities	$(2,816,166)	$-0-	$(762,011)	$(325,689)	$-0-	$(3,903,866)

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the year ended	beginning	Net realized	held at the	and	Net transfers	end of
December 31, 2015	of year	gains/(losses)	reporting date	settlements	in and/or out	year
Derivatives:
Conversion feature liability	$(2,944,402)	$29,875	$2,013,284	$-0-	$-0-	$(901,243)
Warrant liability	(6,695,060)	-0-	2,482,639	(868,128)	3,165,626	(1,914,923)
Total of derivative liabilities	$(9,639,462)	$29,875	$4,495,923	$(868,128)	$3,165,626	$(2,816,166)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at March 31, 2016 are as follows:

2016	$406,443
2017	412,238
2018	288,007
2019	290,267
2020	297,571
Thereafter	576,609
Total	$2,271,135

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $256,600 and $255,231 for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2016. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

PATENT LITIGATION SETTLEMENT

Effective April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”). DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the expiration of the Licensed Patent equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater.  In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant is exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, deemed to be on the termination date of the Settlement and Licensing Agreement on May 12, 2018.

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

The remaining minimum royalty payments per year are as follows:

2016	$337,500
2017	450,000
2018	164,500
Total	$952,000

During the three month periods ended March 31, 2016 and March 31, 2015 the Company recorded a charge to earnings of $27,437 and $33,595 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the three month periods ended March 31, 2016 and March 31, 2015 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer

Randall G. Smith, Chief Technology Officer

Stephen E. Johnson, President and Chief Operating Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term. Under the terms of the agreement, we may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Smith and Mr. Johnson contain severance provisions.

NOTE 11:	RELATED PARTY TRANSACTIONS

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

On April 30, 2015, the Company and Stephen E. Johnson, our Chief Operating Officer and President (“Mr. Johnson”) extended the maturity date of $25,000 of convertible debentures to Mr.  Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 the Company paid $5,000 to Mr. Smith in exchange for an outstanding convertible note in the same amount. The note carried an interest rate of 12% and had a maturity date of January 1, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

As of March 31, 2016, we have an aggregate of $5,825,000 of convertible debentures and $450,000 of promissory notes outstanding to our Chief Executive Officer and Director, Cornelis F. With (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

●

From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 and waived all his rights to the granted security interest in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to unrelated non-affiliate shareholders.

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

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

●

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At March 31, 2016, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

For the three month periods ended March 31, 2016 and March 31, 2015 we incurred $208,602 and $627,136, respectively, in interest expense payable to related parties.

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

As of March 31, 2016 we had the following outstanding securities:

o	145,719,273 shares of common stock issued and outstanding;

o	24,690,000 warrants issued and outstanding to purchase shares of our common stock;

o	150,000 shares of our Series A Preferred Stock issued and outstanding;

o	-0- shares of our Series B Preferred Stock issued and outstanding;

o	-0- shares of our Series C Preferred Stock issued and outstanding;

o	250,000 share of our Series D Preferred Stock issued and outstanding; and

o	$7,275,000 principal amount Convertible Debentures convertible into 15,910,000 shares of common stock.

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

MARCH 31, 2016 AND MARCH 31, 2015

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

During the first three months of 2016, thirty-one 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 3,487,724 Series A shares into 14,015,696 common shares.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2016 and March 31, 2015, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	March 31,		March 31,
Series of preferred stock	2016	2015	2016	2015

Series A	$102,526	$2,637,560	$0.68	$0.64
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,184,506	$4,719,540

The following table presents preferred dividends accreted for the three month periods ended March 31, 2016 and March 31, 2015, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the three months ended		For the three months ended
	March 31,		March 31,
	2016	2015	2016	2015
Preferred stock dividends in arrears Series A	$1,870	$50,859	$0.012	$0.012
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended March 31, 2016 and December 31, 2015, and the related changes during these periods.

March 31, 2016						March 31, 2016
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	-	$0.60	24,690,000	1.62	$0.45	24,690,000	$0.45

December 31, 2015						December 31, 2015
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	-	$0.60	22,900,000	1.76	$0.46	22,900,000	$0.46

Warrants
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Cancelled	(29,363,517)
Expired/forfeited	-0-
Balance at December 31, 2015	22,900,000
Issued	1,800,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at March 31, 2016	24,690,000
Warrants exercisable at March 31, 2016	24,690,000

Weighted average fair value of warrants granted during 2016	$0.18

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2014	$(243,827)	(243,827)
2015 Activity	(122,528)	(122,528)
Balance at December 31, 2015	(366,355)	(366,355)
2016 Activity	(3,156)	(3,156)
Balance at March 31, 2016	$(369,511)	$(369,511)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

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

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

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

As of March 31, 2016, there were 2,002,500 outstanding options and 3,533,330 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2016, there were 1,156,670 shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2014	3,130,000	$0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(1,060,000)	0.35

Outstanding at December 31, 2015	2,002,500	0.14	1.40	$198,990
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited/cancelled/expired	-0-	-0-

Outstanding at March 31, 2016	2,002,500	$0.14	1.15	$234,948

Vested and exercisable at March 31, 2016	1,827,500	$0.14	0.89	$226,048

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2016 and March 31, 2015, respectively, was:

Fair value of options vesting for the three months ended	Number of options vested	Fair value of options vested
March 31, 2016	75,000	$18,155
March 31, 2015	25,000	$3,665

Cash received for stock option exercises for the three month periods ended March 31, 2016 and March 31, 2015 was $-0- and $750, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2016 and March 31, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

The following table summarizes information concerning options outstanding at March 31, 2016:

Awards breakdown by price range at March 31, 2016
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,777,500	0.89	$0.13	1,677,500	0.72	$0.13
0.21	to	0.29	125,000	2.58	0.22	100,000	2.21	0.21
0.30	to	0.49	100,000	3.92	0.30	50,000	3.92	0.30
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,002,500	1.15	$0.14	1,827,500	0.89	$0.14

The following table summarizes information concerning options outstanding at December 31, 2015:

Awards breakdown by price range at December 31, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,777,500	1.14	$0.13	1,652,500	0.93	$0.13
0.21	to	0.29	125,000	2.83	0.22	100,000	2.46	0.21
0.30	to	0.49	100,000	4.17	0.30	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,002,500	1.40	$0.14	1,752,500	1.02	$0.13

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2016 was $0.0 as no options were granted during the period and $0.29 during the three month period ended March 31, 2015. The Black Scholes option-pricing model was utilized to calculate these values.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND MARCH 31, 2015

(unaudited)

Below are the assumptions for the fair value of share-based payments for the three month periods ended March 31, 2016 and March 31, 2015.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2016	December 31, 2015
Risk-free interest rate	1.22%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	156.6%	183.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the three months ended March 31,
	2016	2015
Stock options granted during the period	$-0-	$0.29

Stock options vested during the period	$0.24	$0.15

Stock options forfeited during the period	$-0-	$-0-

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2016, and changes during the three month period ended March 31, 2016 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2016	250,000	$0.23

Nonvested shares at March 31, 2016	175,000	$0.22

As of March 31, 2016, approximately $24,585 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.0 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to March 31, 2016 the Company repaid $800,000 on its revolving Line of Credit.

Subsequent to March 31, 2016 the final Series A shareholder accepted the Exchange Offer. As a result, 150,000 shares of the 5% Series A Preferred Shares have been cancelled, 600,000 shares of common stock have been issued and $102,916 of accrued and unpaid dividends on the 5% Series A Preferred Shares have been waived by the exchanging shareholder.

Subsequent to March 31, 2016, three employees exercised options that had been granted to the employees. As a result 1,004,606 common shares were issued to the employees and the Company received $125,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere herein and other information set forth in this report.

Forward-Looking Statements

Statements contained in this Form 10-Q that are not historical fact are "forward-looking statements". These statements can often be identified by the use of forward-looking terminology such as "estimate", "project", "believe", "expect", "may", "will", "should", "intends", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Form 10-Q regarding matters that are not historical facts, are only predictions and are based on information available at the time and/or management’s good faith belief with respect to future events. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Form 10-Q. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite and Promasys® (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data electronically (“eClinical”).

In 2016, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne;

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;

●	Expanding our penetration of the large pharmaceutical sponsor market;

●	Broadening our suite of services and software applications on an organic research and product development basis and on a selective basis via the acquisition or licensing of complementary solutions;

●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market;

●	Providing our services to small and midsize pharmaceutical, biotechnology, medical device companies and CROs

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $664,605 and $675,041 on research and product development activities during the three months ended March 31, 2016 and March 31, 2015, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2015 and year to date 2016 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2016.  We increased the marketing and business development budget for our TrialOne product during 2015 and the first three months of 2016 as we place increased emphasis on increasing our penetration of the Phase I market in the U.S. and Europe as well as in East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2016 compared to the three months ended March 31, 2015

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2016 and March 31, 2015 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of	$	%
	2016	Revenues	2015	Revenues	Change	Change
Total revenues	$5,157,511		$4,838,127		$319,384	6.6%

Cost of sales	1,174,027	22.8%	1,351,597	27.9%	(177,570)	-13.1%

Gross margin	3,983,484	77.2%	3,486,530	72.1%	496,954	14.3%

Salaries, benefits and related taxes	2,732,912	53.0%	2,778,104	57.4%	(45,192)	-1.6%
Rent	256,600	5.0%	255,231	5.3%	1,369	0.5%
Consulting	24,000	0.5%	95,429	2.0%	(71,429)	-74.9%
Legal and professional fees	122,837	2.4%	119,536	2.5%	3,301	2.8%
Other expenses	289,689	5.6%	360,294	7.4%	(70,605)	-19.6%
Selling, general and administrative	383,054	7.4%	359,821	7.4%	23,233	6.5%
Total operating expenses	3,809,092	73.9%	3,968,415	82.0%	(159,323)	-4.0%

Operating income/(loss)	174,392	3.4%	(481,885)	-10.0%	656,277	136.2%

Interest expense	(296,505)	-5.7%	(699,872)	-14.5%	403,367	57.6%
Interest income	1	0.0%	-0-	0.0%	1	n/a
Change in derivatives	(762,011)	-14.8%	(1,517,719)	-31.4%	755,708	49.8%
Transaction gain/(loss)	7,222	0.1%	(55,324)	-1.1%	62,546	113.1%

Income/(loss) before income taxes and dividends	(876,901)	-17.0%	(2,754,800)	-56.9%	1,877,899	68.2%
Income tax (expense)	(59)	0.0%	(385)	0.0%	326	84.7%
Net income/(loss)	(876,960)	-17.0%	(2,755,185)	-56.9%	1,878,225	68.2%

Total preferred stock dividends	(1,870)	0.0%	(50,859)	-1.1%	48,989	96.3%

Net income/(loss) attributable to common stockholders	$(878,830)	-17.0%	$(2,806,044)	-58.0%	$1,927,214	68.7%

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2016 and March 31, 2015.

	For the three months ended
Revenue activity	March 31, 2016		March 31, 2015		$ Change	% Change
Set-up fees	$1,519,334	29.5%	$1,264,544	26.1%	$254,790	20.1%
Change orders	277,753	5.4%	142,041	2.9%	135,712	95.5%
Maintenance	1,201,220	23.3%	1,231,877	25.5%	(30,657)	-2.5%
Software licenses	1,200,914	23.3%	740,937	15.3%	459,977	62.1%
Professional services	652,320	12.6%	1,216,997	25.2%	(564,677)	-46.4%
Hosting	305,970	5.9%	241,731	5.0%	64,239	26.6%
Total	$5,157,511	100.0%	$4,838,127	100.0%	$319,384	6.6%

Overall revenue increased by $319,384 or 6.6% for the three months ended March 31, 2016 compared with revenue for the three months ended March 31, 2015. This increase is primarily the result of increases in software licenses, set-up fees, and change orders.

We recorded revenue of $3,837,437 including $1,519,334 from set-up fees and $764,368 from maintenance revenues associated with our TrialMaster suite during the three months ended March 31, 2016 compared with revenue of $3,133,371 that included $1,264,544 in set-up fees and $777,448 in maintenance revenues during the three months ended March 31, 2015.

We recorded $408,446 in revenues associated with clients using the eClinical Suite during the three months ended March 31, 2016 compared with revenue of $465,169 for the three months ended March 31, 2015.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $56,275 in revenues from hosting activities and $290,022 in maintenance associated with the eClinical Suite during the three months ended March 31, 2016 compared with revenue of $69,650 from hosting activities and $303,604 from maintenance for the three months ended March 31, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $612,997 including $308,228 from software licensing and $209,556 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended March 31, 2016 compared with revenue of $1,030,473 including $302,554 from software licensing and $615,665 from professional services for the three months ended March 31, 2015.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  We expect to increase our participation in industry trade shows and conferences. TrialOne revenues are comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $202,150 for the three months ended March 31, 2016 including $72,611 from software licensing and $87,616 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $209,114 for the three months ended March 31, 2015 including $53,275 from software licensing and $93,545 from maintenance.

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

Our top five customers accounted for approximately 40% of our revenues during the three months ended March 31, 2016 and approximately 38% of our revenues during the three months ended March 31, 2015.  One customer accounted for approximately 20% of our revenues during the three months ended March 31, 2016.   One customer accounted for approximately 11% of our revenues the three months ended March 31, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 13% or $177,570 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  Cost of goods sold were approximately 23% of revenues for the three months ended March 31, 2016 compared to approximately 28% for the three months ended March 31, 2015. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold decreased during the three months ended March 31, 2016 primarily due to a decrease in pass-through expenses. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses decreased approximately 4% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The decrease in operating expenses is primarily the result of a decrease in travel related expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the three months ended March 31, 2016 compared to 70% of total operating expenses for the three months ended March 31, 2015.  Salaries and related expenses decreased by 2% for the three months ended March 31, 2016 compared to the same period ended March 31, 2015.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	March 31, 2016	March 31, 2015	$ Change	% Change
OmniComm corporate operations	$1,876,021	$1,890,978	$(14,957)	-0.8%
New Jersey operations office	251,707	252,242	(535)	-0.2%
OmniComm Europe, GmbH	159,386	176,936	(17,550)	-9.9%
OmniComm Ltd.	180,170	231,676	(51,506)	-22.2%
OmniComm Spain	70,063	43,466	26,597	61.2%
OmniComm Promasys B.V.	131,973	132,758	(785)	-0.6%
Employee stock compensation	63,592	50,048	13,544	27.1%
Total salaries and related expenses	$2,732,912	$2,778,104	$(45,192)	-1.6%

As of March 31, 2016, we employed approximately 122 employees world-wide as follows: 57 employees out of our headquarters in Fort Lauderdale, Florida, 9 employees out of a regional operating office in Somerset, New Jersey, 23 field employees located throughout the United States, Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 17 employees in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 9 employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 employees in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Promasys B.V. employs 4 employees in the Netherlands and 1 employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended March 31, 2016 and the three months ended March 31, 2015 we incurred $63,592 and $50,048, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 1% during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a co-location facility in Frankfurt Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH. That lease expires in July 2016. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended March 31, 2016 was an increase in expense of $12,330 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $6,185 for the three months ended March 31, 2015.

For the three months ended
	March 31, 2016	March 31, 2015	$ Change	% Change
Corporate office	$73,183	$86,110	$(12,927)	-15.0%
Co-location and disaster recovery facilities	113,942	123,111	(9,169)	-7.4%
New Jersey operations office	18,352	13,761	4,591	33.4%
OmniComm Europe, GmbH	19,809	19,440	369	1.9%
OmniComm Ltd.	15,517	16,123	(606)	-3.8%
OmniComm Spain	1,658	1,125	533	47.4%
OmniComm Promasys B.V.	1,809	1,746	63	3.6%
Straight-line rent expense	12,330	(6,185)	18,515	299.4%
Total	$256,600	$255,231	$1,369	0.5%

Consulting services expense decreased to $24,000 for the three months ended March 31, 2016 compared with $95,429 for the three months ended March 31, 2015. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months ended March 31, 2015 as we utilized the services of additional third-party sources for portions of our product development work.

For the three months ended
Expense Category	March 31, 2016	March 31, 2015	$ Change	% Change
Sales and marketing	$24,000	$-0-	$24,000	n/a
Product development	-0-	95,429	(95,429)	-100.0%
Total	$24,000	$95,429	$(71,429)	-74.9%

Legal and professional fees increased approximately 3% for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2016 and March 31, 2015, respectively.

For the three months ended
Expense Category	March 31, 2016	March 31, 2015	$ Change	% Change
Financial advisory	$-0-	$18,750	$(18,750)	-100.0%
Audit and related	32,290	40,169	(7,879)	-19.6%
Accounting services	53,053	31,445	21,608	68.7%
Legal-employment related	4,614	23,807	(19,193)	-80.6%
Legal-financial related	25,535	2,730	22,805	835.3%
General legal	7,345	2,635	4,710	178.7%
Total	$122,837	$119,536	$3,301	2.8%

Selling, general and administrative expenses (“SG&A”) increased by $23,233 or approximately 7% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase is primarily due to an increase in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising. We expect that the 2016 marketing, sales and advertising expenses will be approximately $900,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended March 31, 2016 we recognized a credit of $148 for bad debt compared to a credit of $20,374 for bad debt for the three months ended March 31, 2015.  This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2016 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2016.

Interest expense was $296,505 during the three months ended March 31, 2016 compared to $699,872 for the three months ended March 31, 2015, a decrease of $403,367.  Interest incurred to related parties was $208,602 during the three months ended March 31, 2016 and $627,136 for the three months ended March 31, 2015.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  The table below provides detail on the significant components of interest expense for the three months ended March 31, 2016 and March 31, 2015.

Interest Expense
	For the three months ended
Debt Description	March 31, 2016	March 31, 2015	$ Change
Accretion of discount from derivatives	$8,802	$148,438	$(139,636)
August 2008 convertible notes	47,868	47,342	526
December 2008 convertible notes	136,276	147,353	(11,077)
September 2009 secured convertible debentures	21,690	35,507	(13,817)
December 2009 convertible debentures	-0-	44,088	(44,088)
General interest	48,262	50,545	(2,283)
Related party notes payable	33,607	226,599	(192,992)
Total	$296,505	$699,872	$(403,367)

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2015 and 2016 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $762,011 during the three months ended March 31, 2016 compared with a net unrealized loss of $1,517,719 during the three months ended March 31, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2016 and March 31, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $1,870 and $50,859 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2016, and March 31, 2015, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$102,526
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,184,506

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At March 31, 2016, we had working capital deficit of approximately $8,548,355.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	March 31, 2016	December 31, 2015	$ Change
Cash	$1,022,765	$835,219	$187,546
Accounts receivable, net of allowance for doubtful accounts	2,806,920	4,092,472	(1,285,552)
Prepaid expenses	570,074	170,173	399,901
Prepaid stock compensation, current portion	158,817	175,858	(17,041)
Other current assets	29,056	14,351	14,705
Current assets	4,587,632	5,288,073	(700,441)

Accounts payable and accrued expenses	1,740,391	1,957,270	(216,879)
Patent litigation settlement liability, current portion	862,500	962,500	(100,000)
Deferred revenue, current portion	6,554,230	7,054,614	(500,384)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	847,835	535,835	312,000
Conversion feature liability	454,971	365,408	89,563
Warrant liability, related parties	1,960,134	1,353,786	606,348
Warrant liability	640,926	561,137	79,789
Current liabilities	13,135,987	12,865,550	270,437

Working capital (deficit)	$(8,548,355)	$(7,577,477)	$(970,878)

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2016	March 31, 2015
Net cash provided by/(used in) operating activities	$285,321	$163,169
Net cash (used in) investing activities	(85,075)	(175,848)
Net cash provided by/(used in) financing activities	-0-	750,000

Net increase/(decrease) in cash and cash equivalents	187,546	724,459

Changes in operating accounts	247,469	1,160,181

Effect of non-cash transactions on cash and cash equivalents	$914,812	$1,758,173

Cash and Cash Equivalents

Cash and cash equivalents increased by $187,546 to $1,022,765 at March 31, 2016. The increase is primarily comprised of a net loss of $876,960, changes in working capital accounts of $247,469 and an increase from non-cash transactions of $914,812. During the three months ended March 31, 2016 we had investing activities comprised of net purchases of property and equipment of $85,075. For financing activities, we had no activity.

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

Presently, we have approximately $150,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2016.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2016:

Contractual obligation	Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,262,500	$-0-		$792,500	(2)	$20,000	(3)	$450,000	(4)
Convertible notes (1)	7,275,000	75,000	(5)	6,860,000	(6)	340,000	(7)	-0-
Lines of credit (8)	4,200,000	-0-		-0-		4,200,000		-0-
Operating lease obligations (9)	2,271,135	539,000		351,060		288,305		1,092,770	(10)
Patent licensing fees (11)	1,364,423	862,500		450,000		51,923		-0-
Total	$16,373,058	$1,476,500		$8,453,560		$4,900,228		$1,542,770

1. Amounts do not include interest to be paid.
2. Includes $420,000 of 10% notes payable that mature in April 2017 and $372,500 of 12% notes payable that mature in April 2017.
3. Includes $20,000 of 12% notes payable that mature in April 2018.
4. Includes $450,000 of 12% notes payable that mature in April 2019.
5. Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
6. Includes $1,920,000 in 10% convertible notes that mature in April 2017 and $4,940,000 in 12% convertible notes that mature in April 2017.
7. Includes $340,000 in 12% convertible notes that mature in April 2018.
8. Includes $4,200,000 due on the revolving Line of Credit with The Northern Trust Company.

9. Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery  locations in Ohio, Florida and Frankfurt, Germany, our office in England, our office in Leiden, the Netherlands and our European headquarters in Bonn, Germany.

10. Includes office lease obligations through 2023
11. Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $201,618 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

On April 21, 2014, the Company and our former director, Mr. van Kesteren (“Mr. van Kesteren) extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

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

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On January 31, 2015 the prommisary note was exchanged for a new prommisary note.

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

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to an unrelated non-affiliate shareholder.

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

On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At March 31, 2016, $4,200,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

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

On April 30, 2015, the Company and our Chief Operating Officer and President, Stephen E. Johnson extended the maturity date of $25,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019.

During the next twelve months we expect debt in the aggregate amount of $75,000 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($4,200,000 of which is outstanding as of March 31, 2016) or short-term bridge loans, we do not have any additional sources of working capital.

We may continue to require substantial funds to continue our research and product development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and product development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting, defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business.  Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that our research and product development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and product development plans or other events will not result in accelerated or unexpected expenditures.

While we have not sought capital from venture capital or private equity sources we believe that those sources of capital remain available although possibly under terms and conditions that might be disadvantageous to existing investors.

To satisfy our capital requirements, including ongoing future operations, we may seek to raise additional financing through debt and equity financings. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development programs, and our business operations. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of our stockholders or impose restrictive covenants that may adversely impact our business. Further, there can be no assurance that even if such additional capital is obtained or planned cost reductions are implemented, that we will achieve positive cash flow or profitability or be able to continue as a business.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first three months of 2016, we adopted the following new accounting pronouncements:

In February 2016, the FASB issued accounting standard update (“ASU”) No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”). This ASU requires that an entity should recognize assets and liabilities for leases with a maximum possible term of more than 12 months. A lessee would recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the leased asset (the underlying asset) for the lease term. This guidance also provides accounting updates with respect to lessor accounting under a lease arrangement. This new lease guidance is effective for fiscal years beginning after December 15, 2019. Entities have the option of using either a full retrospective or a modified approach (cumulative effect adjustment in period of adoption) to adopt the new guidance. Early adoption is permitted for all entities. We are currently evaluating the impact of the adoption of this guidance in our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”, (“ASU 2016-09”). This guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the full impact of the new standard.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2015 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2016, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.48* †	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes

10.52* Ø	Amendment No. 2 to Executive Employment Agreement dated April 15, 2016 with Cornelis Wit

10.53* Ø	Amendment No. 1 to Executive Employment Agreement dated April 15, 2016 with Stephen Johnson

10.54* †	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants

10.55*	Lease Agreement (Somerset, N.J.) dated December 17, 2015

14*	OmniComm Systems, Inc. Code of Ethics and Business Conduct

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith

**	Furnished herewith

Ø	Indicates a management contract or compensatory plan or arrangement
†	Pursuant to Instruction 2 of Item 601(a) of Regulation S-K, the Company has filed only the form of the contract, and other contracts substantially identical in all material respects, except as to the parties thereto and certain other details, are described in a Schedule to the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2016

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)