Form 10-Q
period 2016-06-30
OMNICOMM SYSTEMS INC
filed 2016-08-12
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of August 11, 2016: 147,686,917 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Six month period ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$857,101	$835,219
Accounts receivable, net of allowance for doubtful accounts of $125,593 and $116,834, respectively	4,327,935	4,092,472
Prepaid expenses	181,687	170,173
Prepaid stock compensation, current portion	179,950	175,858
Other current assets	9,648	14,351
Total current assets	5,556,321	5,288,073
Property and equipment, net	703,799	683,712
Other assets
Intangible assets, net	130,884	148,877
Prepaid stock compensation	117,526	150,085
Other assets	53,354	46,565

TOTAL ASSETS	$6,561,884	$6,317,312

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,657,931	$1,957,270
Deferred revenue, current portion	6,498,382	7,054,614
Convertible notes payable, current portion, net of discount of $-0- and $-0-, respectively	75,000	75,000
Patent settlement liability, current portion	862,500	962,500
Conversion feature liability, related parties	1,763,485	535,835
Conversion feature liability	549,843	365,408
Warrant liability, related parties	2,601,315	1,353,786
Warrant liability	1,211,375	561,137
Total current liabilities	15,219,831	12,865,550

LONG TERM LIABILITIES
Line of credit, long term	5,000,000	4,200,000
Notes payable, related parties, long term, net of current portion, net of discount of $290,478 and $-0-, respectively	179,522	20,000
Notes payable, long term, net of current portion, net of discount of $525,329 and $-0-, respectively	267,171	792,500
Deferred revenue, long term, net of current portion	2,504,740	2,193,163
Convertible notes payable, related parties, long term, net of current portion	5,850,000	5,850,000
Convertible notes payable, long term, net of current portion	1,350,000	1,350,000
Patent settlement liability, long term, net of current portion	291,895	464,573

TOTAL LIABILITIES	30,663,159	27,735,786

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and 3,637,724 issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $3,637,724, respectively	-0-	3,637
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 147,683,879 and 131,703,577 issued and outstanding, respectively, at $0.001 par value	147,685	131,704
Additional paid in capital - preferred	999,750	4,230,792
Additional paid in capital - common	53,400,305	49,974,415
Accumulated other comprehensive (loss)	(384,142)	(366,355)
Accumulated (deficit)	(78,265,123)	(75,392,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(24,101,275)	(21,418,474)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$6,561,884	$6,317,312

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2016	2015	2016	2015
Revenues	$9,822,270	$9,175,614	$4,930,261	$4,788,160
Reimbursable revenues	638,729	497,412	373,227	46,739
Total revenues	10,460,999	9,673,026	5,303,488	4,834,899

Cost of goods sold	1,911,030	1,969,075	940,859	1,009,580
Reimbursable expenses-cost of goods sold	639,293	432,470	435,437	40,368
Total cost of sales	2,550,323	2,401,545	1,376,296	1,049,948

Gross margin	7,910,676	7,271,481	3,927,192	3,784,951

Operating expenses
Salaries, benefits and related taxes	5,443,425	5,542,217	2,710,513	2,764,113
Rent and occupancy expenses	501,058	482,711	244,458	227,480
Consulting services	48,000	176,740	24,000	81,311
Legal and professional fees	203,296	218,128	80,459	98,592
Travel	400,062	471,670	231,264	184,723
Telephone and internet	83,667	83,955	43,183	52,576
Selling, general and administrative	824,775	827,607	441,721	467,786
Bad debt expense	33,307	(5,402)	33,455	14,972
Depreciation expense	146,577	108,505	76,111	56,343
Amortization expense	20,253	20,237	10,164	10,057
Total operating expenses	7,704,420	7,926,368	3,895,328	3,957,953

Operating income/(loss)	206,256	(654,887)	31,864	(173,002)

Other income/(expense)
Interest expense, related parties	(443,686)	(1,299,785)	(235,084)	(672,649)
Interest expense	(175,373)	(145,897)	(87,470)	(73,161)
Interest income	2	-0-	1	-0-
Change in derivative liabilities	(2,458,836)	4,072,798	(1,696,825)	5,590,517
Transaction gain/(loss)	(510)	(48,076)	(7,732)	7,248
Income/(loss) before income taxes	(2,872,147)	1,924,153	(1,995,246)	4,678,953
Income tax (expense)	(59)	(385)	-0-	-0-
Net income/(loss)	(2,872,206)	1,923,768	(1,995,246)	4,678,953
Preferred stock dividends
Preferred stock dividends in arrears Series A preferred	(1,870)	(102,283)	-0-	(51,424)
Total preferred stock dividends	(1,870)	(102,283)	-0-	(51,424)
Net income/(loss) attributable to common stockholders	$(2,874,076)	$1,821,485	$(1,995,246)	$4,627,529

Net income/(loss) per share
Basic	$(0.02)	$0.02	$(0.01)	$0.05
Diluted	$(0.02)	$0.01	$(0.01)	$0.03
Weighted average number of shares outstanding
Basic	144,029,335	91,999,079	146,978,378	92,350,506
Diluted	144,029,335	103,712,786	146,978,378	120,664,362

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the six months ended June 30,		For the three months ended June 30,

	2016	2015	2016	2015
Net income/(loss) attributable to common stockholders	$(2,874,076)	$1,821,485	$(1,995,246)	$4,627,529

Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(17,787)	(83,531)	(14,631)	21,926

Other comprehensive income/(loss)	(17,787)	(83,531)	(14,631)	21,926

Comprehensive income/(loss)	$(2,891,863)	$1,737,954	$(2,009,877)	$4,649,455

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE SIX MONTHS ENDED JUNE 30, 2016

(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	paid in capital preferred	Number of shares	$ 0.001 Par value	paid in capital common	Accumulated deficit	other comprehensive (loss)	Total shareholders' (deficit)

Balances at December 31, 2014	4,125,224	$4,125	250,000	$250	$4,717,804	91,561,802	$91,562	$37,634,555	$(77,979,301)	$(243,827)	$(35,774,832)

Employee stock option expense								43,090			43,090

Foreign currency translation adjustment										(122,528)	(122,528)

Restricted stock issuance/forfeiture						908,330	908	226,875			227,783

Issuance of common stock, stock option exercise						252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise						7,428	7	(7)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(487,500)	(488)			(487,012)	1,950,000	1,950	485,550			-0-

Issuance of common stock in exchange for converted and cancelled debt and cancelled warrants						37,023,517	37,024	11,557,355			11,594,379

Net income/(loss) for the year ended December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,586,384	-0-	2,586,384

Balances at December 31, 2015	3,637,724	3,637	250,000	250	4,230,792	131,703,577	131,704	49,974,415	(75,392,917)	(366,355)	(21,418,474)

Employee stock option expense								13,792			13,792

Foreign currency translation adjustment										(17,787)	(17,787)

Restricted stock issuance/forfeiture						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,000,000	1,000	124,000			125,000

Cashless issuance of common stock, stock option exercise						4,606	5	(5)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the period ended June 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(2,872,206)	-0-	(2,872,206)

Balances at
June 30, 2016	-0-	$-0-	250,000	$250	$999,750	147,683,879	$147,685	$53,400,305	$(78,265,123)	$(384,142)	$(24,101,275)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,872,206)	$1,923,768
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	2,458,836	(4,072,798)
Interest expense from derivative instruments	35,209	330,266
Employee stock compensation	110,659	116,920
Provision for doubtful accounts	33,307	(5,402)
Depreciation and amortization	166,830	128,742
Changes in operating assets and liabilities
Accounts receivable	(268,770)	418,215
Prepaid expenses	(11,514)	63,497
Other current assets	4,703	5,658
Other assets	(6,789)	1,222
Accounts payable and accrued expenses	150,661	900,005
Patent settlement liability	(272,678)	(160,177)
Deferred revenue	(244,655)	329,986
Net cash provided by/(used in) operating activities	(716,407)	(20,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(164,449)	(298,489)
Net cash (used in) investing activities	(164,449)	(298,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(25,000)
Proceeds from revolving line of credit	800,000	1,000,000
Proceeds from exercise of stock options	125,000	27,250
Net cash provided by/(used in) financing activities	925,000	1,002,250

Effect of exchange rate changes on fixed and intangible assets	(4,475)	63,042
Effect of exchange rate changes on cash and cash equivalents	(17,787)	(83,531)
Net increase/(decrease) in cash and cash equivalents	21,882	663,174
Cash and cash equivalents at beginning of period	835,219	522,914

Cash and cash equivalents at end of period	$857,101	$1,186,088

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$59	$385
Interest	$774,746	$528,823

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$7,652,500	$14,874,000
Promissory notes issued for accrued interest	$450,000	$670,000
Restricted stock issuance/forfeiture	$68,400	$247,950
Common stock issued in exchange for 5% Series A Preferred Stock	$3,637,724	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2016 and June 30, 2015 we spent approximately $1,315,525 and $1,355,783, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

The operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2015 financial statements to conform to the 2016 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Promasys B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $17,787 and $83,531 for the six month periods ended June 30, 2016 and June 30, 2015 respectively.

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

JUNE 30, 2016 AND JUNE 30, 2015

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The fees associated with each business activity for the periods ended June 30, 2016 and June 30, 2015, respectively are:

	For the six months ended
Revenue activity	June 30, 2016	June 30, 2015
Set-up fees	$3,312,733	$2,882,153
Change orders	669,899	354,808
Maintenance	2,337,965	2,501,407
Software licenses	2,202,288	1,527,374
Professional services	1,398,136	1,924,967
Hosting	539,978	482,317
Total	$10,460,999	$9,673,026

	For the three months ended
Revenue activity	June 30, 2016	June 30, 2015
Set-up fees	$1,793,399	$1,617,609
Change orders	392,146	212,767
Maintenance	1,136,745	1,269,530
Software licenses	1,001,374	786,437
Professional services	745,816	707,970
Hosting	234,008	240,586
Total	$5,303,488	$4,834,899

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $125,593 as of June 30, 2016 and $116,834 as of December 31, 2015, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	June 30, 2016	December 31, 2015
Beginning of period	$116,834	$186,085
Bad debt expense	33,307	14,939
Write-offs	(24,548)	(84,190)
End of period	$125,593	$116,834

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2016, $560,865 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe as well as in East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2016. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2016, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 20% of our revenues during the six month period ended June 30, 2016 or approximately $2,102,000. One customer accounted for 13% of our revenues during the six month period ended June 30, 2015 or approximately $1,249,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2016	1	20%	1	13%
December 31, 2015	1	16%	3	42%
June 30, 2015	1	13%	2	31%

The table below provides revenues from European customers for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

European revenues For the six months ended
June 30, 2016		June 30, 2015
European revenues	% of Total revenues	European revenues	% of Total revenues
$899,293	9%	$1,084,178	11%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2016, the Company had $9,003,122 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $6,498,382 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were approximately $432,837 and $406,502 for the six month periods ended June 30, 2016 and June 30, 2015, respectively and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2016 and June 30, 2015 we spent approximately $1,315,525 and $1,355,783 respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Shareholders on June 16, 2016. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan.

The predecessor plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009 and terminated on June 16, 2016 upon the approval of the 2016 Plan. The 2009 Plan provided for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The 2016 and 2009 Plans are more fully described in “Note 13, Employee Equity Incentive Plans”.

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

EARNINGS PER SHARE

The Company accounts for Earnings per Share using ASC 260, Earnings per Share, (“ASC 260”). Unlike diluted earnings per share basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2016, we adopted the following new accounting pronouncements:

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

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 144,029,335 and 91,999,079 for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

The outstanding share balance as of June 30, 2016 and June 30, 2015, respectively, includes 1,943,343 and 2,866,681 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 44,902,516 and 71,302,468 have been omitted from the calculation of dilutive earnings/(loss) per share for the six month periods ended June 30, 2016 and June 30, 2015, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2016 and June 30, 2015, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

Anti-dilutive security	June 30, 2016	June 30, 2015
Preferred stock	-0-	2,750,149
Employee stock options	982,500	1,563,793
Warrants	27,860,000	52,263,517
Convertible notes	15,910,000	13,850,000
Shares issuable for accrued interest	150,016	875,009
Total	44,902,516	71,302,468

The employee stock options are exercisable at prices ranging from $0.045 to $0.30 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $1.25 per share.

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

	For the six months ended
	June 30, 2016			June 30, 2015
	Income/(loss) numerator	Shares denominator	Per-share amount	Income/(loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(2,874,076)	144,029,335	$(0.02)	$1,821,485	91,999,079	$0.02

Effect of dilutive securities	-0-	-0-	-0-	(387,828)	11,713,707	(0.03)

Diluted EPS	$(2,874,076)	144,029,335	$(0.02)	$1,433,657	103,712,786	$0.01

	For the three months ended
	June 30, 2016			June 30, 2015
	Income/(loss) numerator	Shares denominator	Per-share amount	Income/(loss) numerator	Shares denominator	Per-share amount
Basic EPS	$(1,995,246)	146,978,378	$(0.01)	$4,627,529	92,350,506	$0.05

Effect of dilutive securities	-0-	-0-	-0-	(1,460,161)	28,313,856	(0.05)

Diluted EPS	$(1,995,246)	146,978,378	$(0.01)	$3,167,368	120,664,362	$0.03

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,105,691	$1,683,685	$422,006	$2,055,956	$1,605,473	$450,483	5
Leasehold improvements	105,929	87,105	18,824	91,452	85,895	5,557	5
Computer software	1,884,873	1,671,897	212,976	1,843,483	1,621,492	221,991	3
Office furniture	159,292	109,299	49,993	111,660	105,979	5,681	5
Total	$4,255,785	$3,551,986	$703,799	$4,102,551	$3,418,839	$683,712

Depreciation expense for the six month periods ended June 30, 2016 and June 30, 2015 was $146,577 and $108,505, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2016			December 31, 2015
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	110,314	19,611	90,703	108,051	15,607	92,444	15
Promasys B.V. software code	72,837	38,846	33,991	72,837	31,563	41,274	5
Promasys B.V. URLs/Website	55,714	49,524	6,190	54,572	39,413	15,159	3
Total	$1,631,566	$1,500,682	$130,884	$1,628,161	$1,479,284	$148,877

Amortization expense was $20,253 and $20,237 for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2016	$17,151
2017	21,922
2018	19,494
2019	7,354
2020	7,354
Thereafter	57,609
Total	$130,884

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2016	December 31, 2015
Accounts payable	$712,580	$515,764
Accrued payroll and related costs	583,534	473,108
Other accrued expenses	141,306	105,562
Accrued interest	220,511	862,836
Total accounts payable and accrued expenses	$1,657,931	$1,957,270

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At June 30, 2016, $5,000,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

To satisfy our capital requirements, we may seek additional financing. There can be no assurance that any such funding will be available to us on favorable terms or at all. If adequate funds are not available when needed, we may be required to delay, scale back or eliminate some or all of our research and product development and marketing programs. If we are successful in obtaining additional financings, the terms of such financings may have the effect of diluting or adversely affecting the holdings or the rights of the holders of our securities or result in increased interest expense in future periods.

At June 30, 2016, the Company owed $1,262,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination date	Maturity date	Interest rate	principal June 30, 2016	Current	Long term	Current	Long term
4/1/2015	4/1/2018	12%	$20,000	$-0-	$-0-	$-0-	$20,000
2/29/2016	4/1/2019	12%	450,000	-0-	-0-	-0-	450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(525,329)	-0-	(290,478)
Total			$1,262,500	$-0-	$267,171	$-0-	$179,522

At December 31, 2015, the Company owed $812,500 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination date	Maturity date	Interest rate	principal December 31, 2015	Current	Long term	Current	Long term
4/4/2014	4/1/2017	12%	$45,000	$-0-	$45,000	$-0-	$-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
Discount on notes payable				-0-	-0-	-0-	-0-
Total			$812,500	$-0-	$792,500	$-0-	$20,000

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $246,921 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $125,579. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

On June 30, 2016, the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $278,408 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $141,592. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

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

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2016.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	June 30, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	375,000	375,000	-0-	-0-	-0-	375,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
12/16/2008	4/1/2020	12%	100,000	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

The following table summarizes the convertible debt outstanding as of December 31, 2015.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	December 31, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of June 30, 2016, approximately $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000. There was $128,488 of accrued interest at June 30, 2016.

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

On February 22, 2013, the Company and two holders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by Mr. Wit. Mr. Wit also waived all his rights to the security interest under his $1,100,000 convertible notes. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to two unrelated non-affiliate shareholders.

On April 1, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2016 the Company and two holders extended the maturity date of $625,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

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

On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

On February 22, 2013 the Company and the holders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to Mr. Wit, $25,000 due to Mr. Johnson, and $5,000 due to Mr. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, 2013 the Company and Mr. Veatch extended the maturity date of $15,000 of convertible debentures issued to our former Director, Matthew Veatch, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 6, 2013, the Company and one of the holders agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013, the Company and one of the holders agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

In December 2013, the Company and two holders agreed to extend the maturity date of $360,000, including $160,000 due to our former Director, Guus van Kesteren (“Mr. van Kesteren”), of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

On April 28, 2014 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

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

On April 27, 2015, the Company and the holder extended the maturity date of $200,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 1, 2015 we paid $5,000 to Mr. Smith in exchange for $5,000 of convertible debentures originally issued in December 2008.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures to Mr. Wit to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

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

On April 1, 2015 the Company and the holders extended the maturity date of $50,000 of convertible debentures originally issued in December 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. On December 7, 2015 the convertible debentures were paid off.

The principal payments required at maturity under the Company’s outstanding convertible debt at June 30, 2016 are as follows:

2016	$75,000
2017	-0-
2018	650,000
2019	-0-
2020	6,550,000
Total	$7,275,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

B.

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings methods

C.	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the promissory notes issued in the six month periods ended June 30, 2016 and June 30, 2015.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2016 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of June 30, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at June 30, 2016	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,313,328	$-0-	$-0-	$2,313,328
Warrant liability	3,812,690	-0-	-0-	3,812,690

Total of derivative liabilities	$6,126,018	$-0-	$-0-	$6,126,018

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the period ended June 30, 2016

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

	Significant valuation assumptions for derivative instruments at June 30, 2016
Risk free interest rate	0.56%	to	0.92%
Dividend yield		0.00%
Expected volatility	106.3%	to	139.4%
Expected life (range in years)
Conversion feature liability	1.75	to	3.76
Warrant liability	0.75	to	3.76

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

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

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

	Significant valuation assumptions for derivative instruments at December 31, 2015
Risk free interest rate	0.48%	to	1.2%
Dividend yield		0.00%
Expected volatility	91.0%	to	132.2%
Expected life (range in years)
Conversion feature liability	1.25	to	2.25
Warrant liability	0.00	to	3.01

A summary as of June 30, 2016 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$92,444	$90,703	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	41,274	33,991	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	15,159	6,190	-0-	-0-	68,814
Total	$148,877	$130,884	$-0-	$-0-	$278,010

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The table below presents the unrealized gains/(losses) for the six month periods ended June 30, 2016 and June 30, 2015.

	Other income/(expense)
	For the six months ended
	June 30, 2016	June 30, 2015
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(losses) from changes in derivative liabilities at the reporting date	$(2,458,836)	$4,072,798

Total unrealized gains/(losses) included in earnings	$(2,458,836)	$4,072,798

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended June 30, 2016 and December 31, 2015. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2016 and December 31, 2015.

	Level 3 financial liabilities at fair value
For the six months ended	Balance, beginning	Net realized	Net unrealized gains/(losses) relating to instruments held at the	Net purchases, issuances and	Net transfers	Balance, end of
June 30, 2016	of year	gains/(losses)	reporting date	settlements	in and/or out	period
Derivatives:
Conversion feature liability	$(901,243)	$-0-	$(1,412,085)	$-0-	$-0-	$(2,313,328)
Warrant liability	(1,914,923)	-0-	(1,046,751)	(851,016)	-0-	(3,812,690)
Total of derivative liabilities	$(2,816,166)	$-0-	$(2,458,836)	$(851,016)	$-0-	$(6,126,018)

	Level 3 financial liabilities at fair value
For the year ended	Balance, beginning	Net realized	Net unrealized gains/(losses) relating to instruments held at the	Net purchases, issuances and	Net transfers	Balance, end of
December 31, 2015	of year	gains/(losses)	reporting date	settlements	in and/or out	year
Derivatives:
Conversion feature liability	$(2,944,402)	$29,875	$2,013,284	$-0-	$-0-	$(901,243)
Warrant liability	(6,695,060)	-0-	2,482,639	(868,128)	3,165,626	(1,914,923)
Total of derivative liabilities	$(9,639,462)	$29,875	$4,495,923	$(868,128)	$3,165,626	$(2,816,166)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2016 are as follows:

2016	$396,069
2017	662,992
2018	512,421
2019	421,230
2020	297,570
Thereafter	580,512
Total	$2,870,794

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $501,058 and $482,711 for the six month periods ended June 30, 2016 and June 30, 2015, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Promasys B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The remaining minimum royalty payments per year are as follows:

2016	$225,000
2017	450,000
2018	164,500
Total	$839,500

During the six month periods ended June 30, 2016 and June 30, 2015 the Company recorded a charge to earnings of $52,322 and $64,822 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the six month periods ended June 30, 2016 and June 30, 2015 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

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

As of June 30, 2016, we have an aggregate of $5,825,000 of convertible debentures and $450,000 of promissory notes outstanding to our Chief Executive Officer and Director, Cornelis F. With (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

●

In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

●

From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009.  On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 and waived all his rights to the granted security interest in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to two unrelated non-affiliate shareholders.

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

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At June 30, 2016, $5,000,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

For the six month periods ended June 30, 2016 and June 30, 2015 we incurred $443,686 and $1,299,785, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

NOTE 12:	STOCKHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 500,000,000 shares of common stock, $.001 par value per share, and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred Stock, 230,000 shares have been designated as Series B Preferred Stock, 747,500 shares have been designated as Series C Preferred Stock and 250,000 shares have been designated as Series D Preferred Stock.

At the 2016 Annual Meeting of Stockholders the proposed amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock by 250,000,000 shares to an aggregate of 500,000,000 shares received an affirmative vote from the holders of a majority of the outstanding shares of Voting Securities and an affirmative vote from the holders of a majority of the outstanding shares of common stock. Based on the votes received, the proposed amendment was approved and the number of authorized shares of common stock of the Company was increased from 250,000,000 shares to 500,000,000 shares.

As of June 30, 2016 we had the following outstanding securities:

o	147,683,879 shares of common stock issued and outstanding;

o	27,860,000 warrants issued and outstanding to purchase shares of our common stock;

o	-0- shares of our Series A Preferred Stock issued and outstanding;

o	-0- shares of our Series B Preferred Stock issued and outstanding;

o	-0- shares of our Series C Preferred Stock issued and outstanding;

o	250,000 share of our Series D Preferred Stock issued and outstanding; and

o	$7,275,000 principal amount Convertible Debentures convertible into 15,910,000 shares of common stock.

Common Stock

Holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of our voting securities do not have cumulative voting rights. Holders of common stock are entitled to share in all dividends that the Board of Directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up each outstanding share of common stock entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock.

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

During the period from December 2015 through April 2016 all 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 4,125,224 Series A preferred shares into 16,500,896 common shares.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2016 and June 30, 2015, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	June 30,		June 30,
Series of preferred stock	2016	2015	2016	2015

Series A	$-0-	$2,688,984	$-0-	$0.65
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$4,770,964

The following table presents preferred dividends accreted for the six month periods ended June 30, 2016 and June 30, 2015, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the six months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Preferred stock dividends in arrears Series A	$1,870	$102,283	$0.012	$0.025
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended June 30, 2016 and December 31, 2015, and the related changes during these periods.

June 30, 2016						June 30, 2016
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,860,000	3.21	$0.42	27,860,000	$0.42

December 31, 2015						December 31, 2015
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	22,900,000	1.76	$0.46	22,900,000	$0.46

Warrants
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Cancelled	(29,363,517)
Expired/forfeited	-0-
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at June 30, 2016	27,860,000
Warrants exercisable at June 30, 2016	27,860,000

Weighted average fair value of warrants granted during 2016	$0.15

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2014	$(243,827)	$(243,827)
2015 Activity	(122,528)	(122,528)
Balance at December 31, 2015	(366,355)	(366,355)
2016 Activity	(17,787)	(17,787)
Balance at June 30, 2016	$(384,142)	$(384,142)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

The maximum term for any option grant under the 2016 Plan is ten years from the date of the grant; however, options granted under the 2016 Plan will generally expire five years from the date of grant. Options granted to employees generally vest either upon grant or in two installments. The first vesting, which is equal to 50% of the granted stock options, usually occurs upon completion of one full year of employment from the date of grant and the second vesting usually occurs on the second anniversary of the date of grant. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted to employees generally lapse in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2016 Plan are forfeited and expire upon termination of employment.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

As of June 30, 2016, there were -0- outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At June 30, 2016, there were 10,000,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

Description of 2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). On June 16, 2016 the 2009 Plan terminated upon the approval of the 2016 Plan. The 2009 Plan provided for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 2009 Plan, 7,500,000 shares of the Company’s common stock were authorized for issuance.

The maximum term for any option grant under the 2009 Plan was ten years from the date of the grant; however, options granted under the 2009 Plan generally expired five years from the date of grant. Options granted to employees generally vested either upon grant or in two installments. The first vesting, which was equal to 50% of the granted stock options, usually occurred upon completion of one full year of employment from the date of grant and the second vesting usually occurred on the second anniversary of the date of grant. The vesting period typically began on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted to employees generally lapsed in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that had not lapsed that were granted under the 2009 Plan were forfeited and expired upon termination of employment.

As of June 30, 2016, there were 982,500 outstanding options and 3,893,330 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2016, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2014	3,130,000	$0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(1,060,000)	0.35

Outstanding at December 31, 2015	2,002,500	0.14	1.40	$198,990
Granted	-0-	-0-
Exercised	(1,012,500)	0.13
Forfeited/cancelled/expired	(7,500)	0.13

Outstanding at June 30, 2016	982,500	$0.16	1.99	$57,088

Vested and exercisable at June 30, 2016	845,000	$0.15	1.70	$54,938

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2016 and June 30, 2015, respectively, was:

Fair value of options vesting for the six months ended	Number of options vested	Fair value of options vested
June 30, 2016	112,500	$25,153
June 30, 2015	125,000	$22,235

Cash received for stock option exercises for the six month periods ended June 30, 2016 and June 30, 2015 was $125,000 and $27,250, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2016 and June 30, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

The following table summarizes information concerning options outstanding at June 30, 2016:

Awards breakdown by price range at June 30, 2016
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	757,500	1.72	$0.13	682,500	1.48	$0.13
0.21	to	0.29	125,000	2.33	0.22	112,500	2.17	0.21
0.30	to	0.49	100,000	3.67	0.30	50,000	3.67	0.30
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	982,500	1.99	$0.16	845,000	1.70	$0.15

The following table summarizes information concerning options outstanding at December 31, 2015:

Awards breakdown by price range at December 31, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,777,500	1.14	$0.13	1,652,500	0.93	$0.13
0.21	to	0.29	125,000	2.83	0.22	100,000	2.46	0.21
0.30	to	0.49	100,000	4.17	0.30	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,002,500	1.40	$0.14	1,752,500	1.02	$0.13

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2016 was $0.0 as no options were granted during the period and $0.26 during the six month period ended June 30, 2015. The Black Scholes option-pricing model was utilized to calculate these values.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND JUNE 30, 2015

(unaudited)

Below are the assumptions for the fair value of share-based payments for the periods ended June 30, 2016 and December 31, 2015.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2016	December 31, 2015
Risk-free interest rate	1.30%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	157.6%	183.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the six months ended June 30,
	2016	2015
Stock options granted during the period	$-0-	$0.26

Stock options vested during the period	$0.22	$0.18

Stock options forfeited during the period	$0.11	$0.25

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2016, and changes during the six month period ended June 30, 2016 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2016	250,000	$0.22

Nonvested shares at June 30, 2016	137,500	$0.22

As of June 30, 2016, approximately $17,927 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to June 30, 2016 the Company repaid $200,000 on its revolving Line of Credit.

Subsequent to June 30, 2016, one employee exercised options that had been granted to the employee. As a result 3,038 common shares were issued to the employee.

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

In 2016, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services

●	Expanding our penetration of the large pharmaceutical sponsor market

●	Broadening our suite of services and software applications on an organic research and product development basis and on a selective basis via the acquisition or licensing of complementary solutions

●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent approximately $1,315,525 and $1,355,783 on research and product development activities during the six months ended June 30, 2016 and June 30, 2015, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2015 and year to date 2016 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2016.  We increased the marketing and business development budget for our TrialOne product during 2015 and the first six months of 2016 as we place increased emphasis on increasing our penetration of the Phase I market in the U.S. and Europe as well as in East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2016 compared to the six months ended June 30, 2015

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2016 and June 30, 2015 is included in the table below.

Summarized Statement of Operations For the six months ended June 30,
	2016	% of Revenues	2015	% of Revenues	$ Change	% Change
Total revenues	$10,460,999		$9,673,026		$787,973	8.1%

Cost of sales	2,550,323	24.4%	2,401,545	24.8%	148,778	6.2%

Gross margin	7,910,676	75.6%	7,271,481	75.2%	639,195	8.8%

Salaries, benefits and related taxes	5,443,425	52.0%	5,542,217	57.3%	(98,792)	-1.8%
Rent	501,058	4.8%	482,711	5.0%	18,347	3.8%
Consulting	48,000	0.5%	176,740	1.8%	(128,740)	-72.8%
Legal and professional fees	203,296	1.9%	218,128	2.3%	(14,832)	-6.8%
Other expenses	683,866	6.5%	678,965	7.0%	4,901	0.7%
Selling, general and administrative	824,775	7.9%	827,607	8.6%	(2,832)	-0.3%
Total operating expenses	7,704,420	73.6%	7,926,368	82.0%	(221,948)	-2.8%

Operating income/(loss)	206,256	2.0%	(654,887)	-6.8%	861,143	131.5%

Interest expense	(619,059)	-5.9%	(1,445,682)	-14.9%	826,623	57.2%
Interest income	2	0.0%	-0-	0.0%	2	n/a
Change in derivatives	(2,458,836)	-23.5%	4,072,798	42.1%	(6,531,634)	-160.4%
Transaction gain/(loss)	(510)	0.0%	(48,076)	-0.5%	47,566	98.9%

Income/(loss) before income taxes and dividends	(2,872,147)	-27.5%	1,924,153	19.9%	(4,796,300)	-249.3%
Income tax (expense)	(59)	0.0%	(385)	0.0%	326	84.7%
Net income/(loss)	(2,872,206)	-27.5%	1,923,768	19.9%	(4,795,974)	-249.3%

Total preferred stock dividends	(1,870)	0.0%	(102,283)	-1.1%	100,413	98.2%

Net income/(loss) attributable to common stockholders	$(2,874,076)	-27.5%	$1,821,485	18.8%	$(4,695,561)	-257.8%

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2016 and June 30, 2015.

	For the six months ended
Revenue activity	June 30, 2016		June 30, 2015		$ Change	% Change
Set-up fees	$3,312,733	31.7%	$2,882,153	29.7%	$430,580	14.9%
Change orders	669,899	6.4%	354,808	3.7%	315,091	88.8%
Maintenance	2,337,965	22.3%	2,501,407	25.9%	(163,442)	-6.5%
Software licenses	2,202,288	21.0%	1,527,374	15.8%	674,914	44.2%
Professional services	1,398,136	13.4%	1,924,967	19.9%	(526,831)	-27.4%
Hosting	539,978	5.2%	482,317	5.0%	57,661	12.0%
Total	$10,460,999	100.0%	$9,673,026	100.0%	$787,973	8.1%

Overall revenue increased by $787,973 or 8.1% for the six months ended June 30, 2016 compared with revenue for the six months ended June 30, 2015. This increase is primarily the result of increases in software licenses, set-up fees, and change orders.

We recorded revenue of $8,149,218 including $3,312,733 from set-up fees and $1,520,278 from maintenance revenues associated with our TrialMaster suite during the six months ended June 30, 2016 compared with revenue of $6,560,021 that included $2,882,153 in set-up fees and $1,569,012 in maintenance revenues during the six months ended June 30, 2015.

We recorded $773,626 in revenues associated with clients using the eClinical Suite during the six months ended June 30, 2016 compared with revenue of $936,943 for the six months ended June 30, 2015.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $534,986 in revenues in maintenance and $115,717 from hosting activities associated with the eClinical Suite during the six months ended June 30, 2016 compared with revenue of $637,765 from maintenance and $130,217 from hosting activities for the six months ended June 30, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,030,734 including $582,073 from software licensing and $264,356 from professional services associated with clients utilizing our TrialOne EDC software for the six months ended June 30, 2016 compared with revenue of $1,832,597 including $698,729 from software licensing and $908,870 from professional services for the six months ended June 30, 2015.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $341,315 for the six months ended June 30, 2016 including $99,641 from software licensing and $168,396 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $343,465 for the six months ended June 30, 2015 including $94,923 from software licensing and $179,832 from maintenance.

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

Our top five customers accounted for approximately 40% of our revenues during the six months ended June 30, 2016 and approximately 37% of our revenues during the six months ended June 30, 2015.  One customer accounted for approximately 20% of our revenues during the six months ended June 30, 2016.   One customer accounted for approximately 13% of our revenues the six months ended June 30, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 6% or $149,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  Cost of goods sold were approximately 24% of revenues for the six months ended June 30, 2016 compared to approximately 25% for the six months ended June 30, 2015. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the six months ended June 30, 2016 primarily due to an increase in pass-through expenses. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses decreased approximately 3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease in operating expenses is primarily the result of a decrease in consulting; salaries, benefits and related taxes; and travel related expenses.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the six months ended June 30, 2016 compared to 70% of total operating expenses for the six months ended June 30, 2015.  Salaries and related expenses decreased by 2% for the six months ended June 30, 2016 compared to the same period ended June 30, 2015.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the six months ended
	June 30, 2016	June 30, 2015	$ Change	% Change
OmniComm corporate operations	$3,725,538	$3,757,997	$(32,459)	-0.9%
New Jersey operations office	523,556	502,225	21,331	4.2%
OmniComm Europe, GmbH	305,637	350,828	(45,191)	-12.9%
OmniComm Ltd.	367,784	463,711	(95,927)	-20.7%
OmniComm Spain	134,254	73,008	61,246	83.9%
OmniComm Promasys B.V.	275,997	277,528	(1,531)	-0.6%
Employee stock compensation	110,659	116,920	(6,261)	-5.4%
Total salaries and related expenses	$5,443,425	$5,542,217	$(98,792)	-1.8%

As of June 30, 2016, we employed approximately 119 employees world-wide as follows: 55 employees out of our headquarters in Fort Lauderdale, Florida, 8 employees out of a regional operating office in Somerset, New Jersey, 21 field employees located throughout the United States, Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 employees in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 10 employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 employees in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Promasys B.V. employs 4 employees in the Netherlands and 1 employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the six months ended June 30, 2016 and the six months ended June 30, 2015 we incurred $110,659 and $116,920, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 4% during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a co-location facility in Frankfurt Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the six months ended June 30, 2016 was an increase in expense of $74,264 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $12,087 for the six months ended June 30, 2015.

For the six months ended
	June 30, 2016	June 30, 2015	$ Change	% Change
Corporate office	$109,133	$176,672	$(67,539)	-38.2%
Co-location and disaster recovery facilities	212,768	212,188	580	0.3%
New Jersey operations office	27,117	27,730	(613)	-2.2%
OmniComm Europe, GmbH	39,251	38,828	423	1.1%
OmniComm Ltd.	31,604	32,534	(930)	-2.9%
OmniComm Spain	3,335	3,322	13	0.4%
OmniComm Promasys B.V.	3,586	3,524	62	1.8%
Straight-line rent expense	74,264	(12,087)	86,351	714.4%
Total	$501,058	$482,711	$18,347	3.8%

Consulting services expense decreased to $48,000 for the six months ended June 30, 2016 compared with $176,740 for the six months ended June 30, 2015. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Sales and marketing related consulting expenses increased year over year due to the utilization of a new consultant in 2016. Product development consulting expenses decreased year over year as the work being performed by the consultant was completed in 2015. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the six months ended
Expense Category	June 30, 2016	June 30, 2015	$ Change	% Change
Sales and marketing	$48,000	$-0-	$48,000	n/a
Product development	-0-	176,740	(176,740)	-100.0%
Total	$48,000	$176,740	$(128,740)	-72.8%

Legal and professional fees decreased approximately 7% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2016 and June 30, 2015, respectively.

For the six months ended
Expense Category	June 30, 2016	June 30, 2015	$ Change	% Change
Financial advisory	$-0-	$37,500	$(37,500)	-100.0%
Audit and related	38,155	47,169	(9,014)	-19.1%
Accounting services	94,390	78,099	16,291	20.9%
Legal-employment related	5,444	34,766	(29,322)	-84.3%
Legal-financial related	50,300	11,950	38,350	320.9%
General legal	15,007	8,644	6,363	73.6%
Total	$203,296	$218,128	$(14,832)	-6.8%

Selling, general and administrative expenses (“SG&A”) decreased by $2,832 or approximately 0.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising. We expect that the 2016 marketing, sales and advertising expenses will be approximately $900,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the six months ended June 30, 2016 we recognized bad debt expense of $33,307 compared to a credit of $5,402 for bad debt for the six months ended June 30, 2015.  This change was primarily the result of an increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2016 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2016.

Interest expense was $619,059 for the six months ended June 30, 2016 compared to $1,445,682 for the six months ended June 30, 2015, a decrease of $826,623.  Interest incurred to related parties was $443,686 during the six months ended June 30, 2016 and $1,229,785 for the six months ended June 30, 2015.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the November 2015 transactions in which our Chief Executive Officer and Director, Cornelis F. Wit, cancelled $7.3M of outstanding debt due to him and 29,363,517 warrants to purchase the Company’s stock at $0.25 in exchange for 29,363,517 common shares and converted $1.9M of convertible notes into 7,660,000 common shares. The table below provides detail on the significant components of interest expense for the six months ended June 30, 2016 and June 30, 2015

Interest Expense
	For the six months ended
Debt Description	June 30, 2016	June 30, 2015	$ Change
Accretion of discount from derivatives	$35,209	$330,266	$(295,057)
August 2008 convertible notes	95,737	95,211	526
December 2008 convertible notes	272,551	296,244	(23,693)
September 2009 secured convertible debentures	43,381	71,408	(28,027)
December 2009 convertible debentures	-0-	88,665	(88,665)
General interest	96,091	104,330	(8,239)
Related party notes payable	76,090	459,558	(383,468)
Total	$619,059	$1,445,682	$(826,623)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $2,458,836 during the six months ended June 30, 2016 compared with a net unrealized gain of $4,072,798 during the six months ended June 30, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2016 and June 30, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $102,283 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2016, and June 30, 2015, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

The three months ended June 30, 2016 compared to the three months ended June 30, 2015

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2016 and June 30, 2015 is included in the table below.

Summarized Statement of Operations For the three months ended June 30,
		% of		% of	$	%
	2016	Revenues	2015	Revenues	Change	Change
Total revenues	$5,303,488		$4,834,899		$468,589	9.7%

Cost of sales	1,376,296	26.0%	1,049,948	21.7%	326,348	31.1%

Gross margin	3,927,192	74.0%	3,784,951	78.3%	142,241	3.8%

Salaries, benefits and related taxes	2,710,513	51.1%	2,764,113	57.2%	(53,600)	-1.9%
Rent	244,458	4.6%	227,480	4.7%	16,978	7.5%
Consulting	24,000	0.5%	81,311	1.7%	(57,311)	-70.5%
Legal and professional fees	80,459	1.5%	98,592	2.0%	(18,133)	-18.4%
Other expenses	394,177	7.4%	318,671	6.6%	75,506	23.7%
Selling, general and administrative	441,721	8.3%	467,786	9.7%	(26,065)	-5.6%
Total operating expenses	3,895,328	73.4%	3,957,953	81.9%	(62,625)	-1.6%

Operating income/(loss)	31,864	0.6%	(173,002)	-3.6%	204,866	118.4%

Interest expense	(322,554)	-6.1%	(745,810)	-15.4%	423,256	56.8%
Interest income	1	0.0%	-0-	0.0%	1	n/a
Change in derivatives	(1,696,825)	-32.0%	5,590,517	115.6%	(7,287,342)	-130.4%
Transaction gain/(loss)	(7,732)	-0.1%	7,248	0.1%	(14,980)	-206.7%

Income/(loss) before income taxes and dividends	(1,995,246)	-37.6%	4,678,953	96.8%	(6,674,199)	-142.6%
Income tax (expense)	-0-	0.0%	-0-	0.0%	-0-	n/a
Net income/(loss)	(1,995,246)	-37.6%	4,678,953	96.8%	(6,674,199)	-142.6%

Total preferred stock dividends	-0-	0.0%	(51,424)	-1.1%	51,424	100.0%

Net income/(loss) attributable to common stockholders	$(1,995,246)	-37.6%	$4,627,529	95.7%	$(6,622,775)	-143.1%

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2016 and June 30, 2015.

	For the three months ended
Revenue Activity	June 30, 2016		June 30, 2015		$ Change	% Change
Set-up fees	$1,793,399	33.8%	$1,617,609	33.5%	$175,790	10.9%
Change orders	392,146	7.4%	212,767	4.4%	179,379	84.3%
Maintenance	1,136,745	21.4%	1,269,530	26.3%	(132,785)	-10.5%
Software licenses	1,001,374	18.9%	786,437	16.3%	214,937	27.3%
Professional services	745,816	14.1%	707,970	14.5%	37,846	5.3%
Hosting	234,008	4.4%	240,586	5.0%	(6,578)	-2.7%
Total	$5,303,488	100.0%	$4,834,899	100.0%	$468,589	9.7%

Overall revenue increased by $468,589 or 9.7% for the three months ended June 30, 2016 compared with revenue for the three months ended June 30, 2015. This increase is primarily the result of increases in software licenses, change orders and set-up fees.

We recorded revenue of $4,311,780 including $1,793,399 from set-up fees and $755,910 from maintenance revenues associated with our TrialMaster suite during the three months ended June 30, 2016 compared with revenue of $3,426,650 that included $1,617,610 in set-up fees and $791,564 in maintenance revenues during the three months ended June 30, 2015.

We recorded $365,181 in revenues associated with clients using the eClinical Suite during the three months ended June 30, 2016 compared with revenue of $471,774 for the three months ended June 30, 2015.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $244,964 in revenues from maintenance and $59,442 from hosting activities associated with the eClinical Suite during the three months ended June 30, 2016 compared with revenue of $334,161 from maintenance and $60,567 from hosting activities for the three months ended June 30, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $417,736 including $273,845 from software licensing and $54,800 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended June 30, 2016 compared with revenue of $802,124 including $396,175 from software licensing and $293,205 from professional services for the three months ended June 30, 2015.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions and maintenance services since the software is currently only sold on a technology transfer basis.

We recorded revenue of $139,166 for the three months ended June 30, 2016 including $27,029 from software licensing and $80,780 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $134,351 for the three months ended June 30, 2015 including $41,648 from software licensing and $86,286 from maintenance.

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

Our top five customers accounted for approximately 40% of our revenues during the three months ended June 30, 2016 and approximately 36% of our revenues during the three months ended June 30, 2015.  One customer accounted for approximately 20% of our revenues during the three months ended June 30, 2016.   One customer accounted for approximately 15% of our revenues the three months ended June 30, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 31% or $326,348 for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  Cost of goods sold were approximately 26% of revenues for the three months ended June 30, 2016 compared to approximately 22% for the three months ended June 30, 2015. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues. Cost of goods sold increased during the three months ended June 30, 2016 primarily due to an increase in pass-through expenses. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses decreased approximately 2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The decrease in operating expenses is primarily the result of decreases in consulting; and salaries, benefits & related taxes expenses partially offset by an increase in travel related expenses.

Salaries and related expenses were our biggest operating expense at 70% of total operating expenses for the three months ended June 30, 2016 compared to 70% of total operating expenses for the three months ended June 30, 2015.  Salaries and related expenses decreased by 2% for the three months ended June 30, 2016 compared to the same period ended June 30, 2015.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	June 30, 2016	June 30, 2015	$ Change	% Change
OmniComm corporate operations	$1,849,517	$1,867,019	$(17,502)	-0.9%
New Jersey operations office	271,849	249,983	21,866	8.7%
OmniComm Europe, GmbH	146,251	173,892	(27,641)	-15.9%
OmniComm Ltd.	187,614	232,035	(44,421)	-19.1%
OmniComm Spain	64,191	29,542	34,649	117.3%
OmniComm Promasys B.V.	144,024	144,770	(746)	-0.5%
Employee stock compensation	47,067	66,872	(19,805)	-29.6%
Total salaries and related expenses	$2,710,513	$2,764,113	$(53,600)	-1.9%

As of June 30, 2016, we employed approximately 119 employees world-wide as follows: 55 employees out of our headquarters in Fort Lauderdale, Florida, 8 employees out of a regional operating office in Somerset, New Jersey, 21 field employees located throughout the United States, Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 employees in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 10 employees in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 employees in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Promasys B.V. employs 4 employees in the Netherlands and 1 employee in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended June 30, 2016 and the three months ended June 30, 2015 we incurred $47,067 and $66,872, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 8% during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a co-location facility in Frankfurt Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Promasys B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended June 30, 2016 was an increase in expense of $61,934 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $5,902 for the three months ended June 30, 2015.

For the three months ended
	June 30, 2016	June 30, 2015	$ Change	% Change
Corporate office	$35,950	$90,562	$(54,612)	-60.3%
Co-location and disaster recovery facilities	98,826	89,077	9,749	10.9%
New Jersey operations office	8,765	13,969	(5,204)	-37.3%
OmniComm Europe, GmbH	19,442	19,388	54	0.3%
OmniComm Ltd.	16,087	16,411	(324)	-2.0%
OmniComm Spain	1,677	2,197	(520)	-23.7%
OmniComm Promasys B.V.	1,777	1,778	(1)	-0.1%
Straight-line rent expense	61,934	(5,902)	67,836	1149.4%
Total	$244,458	$227,480	$16,978	7.5%

Consulting services expense decreased to $24,000 for the three months ended June 30, 2016 compared with $81,311 for the three months ended June 30, 2015. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were higher during the three months ended June 30, 2015 as we utilized the services of additional third-party sources for portions of our product development work.

	For the three months ended
Expense Category	June 30, 2016	June 30, 2015	$ Change	% Change
Sales and marketing	$24,000	$-0-	$24,000	n/a
Product development	-0-	81,311	(81,311)	-100.0%
Total	$24,000	$81,311	$(57,311)	-70.5%

Legal and professional fees decreased approximately 18% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2016 and June 30, 2015, respectively.

	For the three months ended
Expense Category	June 30, 2016	June 30, 2015	$ Change	% Change
Financial advisory	$-0-	$18,750	$(18,750)	-100.0%
Audit and related	5,865	7,000	(1,135)	-16.2%
Accounting services	41,337	46,654	(5,317)	-11.4%
Legal-employment related	830	10,959	(10,129)	-92.4%
Legal-financial related	24,765	9,220	15,545	168.6%
General legal	7,662	6,009	1,653	27.5%
Total	$80,459	$98,592	$(18,133)	-18.4%

Selling, general and administrative expenses (“SG&A”) decreased by $26,065 or approximately 6% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily due to decreases in office and software expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Monmouth Junction, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising. We expect that the 2016 marketing, sales and advertising expenses will be approximately $900,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended June 30, 2016 we recognized a bad debt expense of $33,455 compared to $14,972 for bad debt for the three months ended June 30, 2015.  This change was primarily the result of an increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2016 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2016.

Interest expense was $322,554 for the three months ended June 30, 2016 compared to $745,810 for the three months ended June 30, 2015, a decrease of $423,256.  Interest incurred to related parties was $235,084 during the three months ended June 30, 2016 and $672,649 for the three months ended June 30, 2015.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the November 2015 transactions in which our Chief Executive Officer and Director, Cornelis F. Wit, cancelled $7.3M of outstanding debt due to him and 29,363,517 warrants to purchase the Company’s stock at $0.25 in exchange for 29,363,517 common shares and converted $1.9M of convertible notes into 7,660,000 common shares. The table below provides detail on the significant components of interest expense for the three months ended June 30, 2016 and June 30, 2015

Interest Expense
	For the three months ended
Debt Description	June 30, 2016	June 30, 2015	$ Change
Accretion of discount from derivatives	$26,407	$181,828	$(155,421)
August 2008 convertible notes	47,869	47,869	-0-
December 2008 convertible notes	136,275	148,891	(12,616)
September 2009 secured convertible debentures	21,691	35,901	(14,210)
December 2009 convertible debentures	-0-	44,577	(44,577)
General interest	47,829	53,785	(5,956)
Related party notes payable	42,483	232,959	(190,476)
Total	$322,554	$745,810	$(423,256)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $1,696,825 during the three months ended June 30, 2016 compared with a net unrealized gain of $5,590,517 during the three months ended June 30, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2016 and June 30, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $51,424 in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2016, and June 30, 2015, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At June 30, 2016, we had working capital deficit of approximately $9,663,510.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	June 30, 2016	December 31, 2015	$ Change
Cash	$857,101	$835,219	$21,882
Accounts receivable, net of allowance for doubtful accounts	4,327,935	4,092,472	235,463
Prepaid expenses	181,687	170,173	11,514
Prepaid stock compensation, current portion	179,950	175,858	4,092
Other current assets	9,648	14,351	(4,703)
Current assets	5,556,321	5,288,073	268,248

Accounts payable and accrued expenses	1,657,931	1,957,270	(299,339)
Patent litigation settlement liability, current portion	862,500	962,500	(100,000)
Deferred revenue, current portion	6,498,382	7,054,614	(556,232)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,763,485	535,835	1,227,650
Conversion feature liability	549,843	365,408	184,435
Warrant liability, related parties	2,601,315	1,353,786	1,247,529
Warrant liability	1,211,375	561,137	650,238
Current liabilities	15,219,831	12,865,550	2,354,281

Working capital (deficit)	$(9,663,510)	$(7,577,477)	$(2,086,033)

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2016	June 30, 2015
Net cash provided by/(used in) operating activities	$(716,407)	$(20,098)
Net cash (used in) investing activities	(164,449)	(298,489)
Net cash provided by/(used in) financing activities	925,000	1,002,250

Net increase/(decrease) in cash and cash equivalents	21,882	663,174

Changes in operating accounts	(649,042)	1,558,406

Effect of non-cash transactions on cash and cash equivalents	$2,804,841	$(3,502,272)

Cash and Cash Equivalents

Cash and cash equivalents increased by $21,882 to $857,101 at June 30, 2016. The increase is primarily comprised of a net loss of $2,872,206, changes in working capital accounts of $649,042 and an increase from non-cash transactions of $2,804,841. During the six months ended June 30, 2016 we had investing activities comprised of net purchases of property and equipment of $164,449. For financing activities, we had proceeds of $925,000.

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

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2016:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,262,500	$-0-		$20,000	(2)	$450,000	(3)	$792,500	(4)
Convertible notes (1)	7,275,000	75,000	(5)	650,000	(6)	-0-		6,550,000	(7)
Lines of credit (8)	5,000,000	-0-		5,000,000		-0-		-0-
Operating lease obligations (9)	2,870,794	770,877		544,291		513,107		1,042,519	(10)
Patent licensing fees (11)	1,251,923	862,500		389,423		-0-		-0-
Total	$17,660,217	$1,708,377		$6,603,714		$963,107		$8,385,019

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in April 2018.
3.	Includes $450,000 of 12% notes payable that mature in April 2019.
4.	Includes $420,000 of 10% notes payable that mature in April 2020 and $372,500 of 12% notes payable that mature in April 2020.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.

6.	Includes $150,000 in 10% convertible notes that mature in April 2018 and $500,000 in 12% convertible notes that mature in April 2018.
7.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,780,000 in 12% convertible notes that mature in April 2020.
8.	Includes $5,000,000 due on the revolving Line of Credit with The Northern Trust Company.
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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $203,488 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

On April 21, 2014, the Company and our former director, Mr. van Kesteren (“Mr. van Kesteren) extended the maturity date of his $150,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party. On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On December 23, 2014, the Company issued a promissory note in the amount of $280,000 to Mr. Wit. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On January 31, 2015 the promissory note was exchanged for a new promissory note.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to Mr. Wit originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures to Mr. Wit originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to two unrelated non-affiliate shareholders.

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

On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At June 30, 2016, $5,000,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

On April 1, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures originally issued in September 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 1, 2015 the Company and the holders extended the maturity date of $50,000 of convertible debentures originally issued in December 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On December 7, 2015 the convertible debentures were paid off.

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018.

On April 27, 2015, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and the holder extended the maturity date of the $100,000 of convertible debentures. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

On June 30, 2016, the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020.

On June 30, 2016 the Company and two holders extended the maturity date of $625,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

During the next twelve months we expect debt in the aggregate amount of $75,000 to mature as follows:

●	$75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share;

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($5,000,000 of which is outstanding as of June 30, 2016) or short-term bridge loans, we do not have any additional sources of working capital.

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

During the first six months of 2016, we adopted the following new accounting pronouncements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2016, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Chief Executive Officer and Director, Mr. Wit, in exchange for accrued interest in the amount of $450,000. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2019. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations thereunder, including Regulation D, as a transaction by an issuer not involving a public offering.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations thereunder, including Regulation D, as transactions by an issuer not involving a public offering.

On June 30, 2016, the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020. The securities were issued in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act of 1933, as amended, and the rules and regulations thereunder, including Regulation D, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
3.17*	Certificate of Amendment – Certificate of Incorporation
10.48* †	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes
10.49* †	Form of Extension of Maturity Date of Convertible Debenture [and related warrants] and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture [and related warrants]
10.54* †	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants
10.56 ø	2016 Equity Incentive Plan, and form of stock option agreement and form of restricted stock award agreement relating thereto (1)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

1.	Incorporated by reference to Exhibit A filed with our 2016 Proxy Statement on Schedule 14A filed on April 29, 2016.
*	Filed herewith

**	Furnished herewith

ø	Indicates a management contract or compensatory plan or arrangement.
†	Pursuant to Instruction 2 of Item 601(a) of Regulation S-K, the Company has filed only the form of the contract, and other contracts substantially identical in all material respects, except as to the parties thereto and certain other details, are described in a Schedule to the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2016

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)