Form 10-Q
period 2016-09-30
OMNICOMM SYSTEMS INC
filed 2016-11-14
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 10, 2016: 147,686,917 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Nine month period ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,240,744	$835,219
Accounts receivable, net of allowance for doubtful accounts of $150,148 and $116,834, respectively	4,789,155	4,092,472
Prepaid expenses	179,821	170,173
Prepaid stock compensation, current portion	166,839	175,858
Other current assets	47,909	14,351
Total current assets	6,424,468	5,288,073
Property and equipment, net	682,367	683,712
Other assets
Intangible assets, net	121,013	148,877
Prepaid stock compensation	85,025	150,085
Other assets	52,891	46,565

TOTAL ASSETS	$7,365,764	$6,317,312

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,692,001	$1,957,270
Deferred revenue, current portion	6,880,221	7,054,614
Convertible notes payable, current portion	75,000	75,000
Patent settlement liability, current portion	862,500	962,500
Conversion feature liability, related parties	1,854,976	535,835
Conversion feature liability	645,725	365,408
Warrant liability, related parties	2,802,256	1,353,786
Warrant liability	1,380,623	561,137
Total current liabilities	16,193,302	12,865,550

LONG TERM LIABILITIES
Line of credit, long term	4,100,000	4,200,000
Notes payable, related parties, long term, net of current portion, net of discount of $264,071 and $-0-, respectively	205,929	20,000
Notes payable, long term, net of current portion, net of discount of $490,307 and $-0-, respectively	302,193	792,500
Deferred revenue, long term, net of current portion	2,565,765	2,193,163
Convertible notes payable, related parties, long term, net of current portion	5,850,000	5,850,000
Convertible notes payable, long term, net of current portion	1,350,000	1,350,000
Patent settlement liability, long term, net of current portion	201,652	464,573

TOTAL LIABILITIES	30,768,841	27,735,786

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and 3,637,724 issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $3,637,724, respectively	-0-	3,637
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 147,686,917 and 131,703,577 issued and outstanding, respectively, at $0.001 par value	147,688	131,704
Additional paid in capital - preferred	999,750	4,230,792
Additional paid in capital - common	53,412,904	49,974,415
Accumulated other comprehensive (loss)	(391,922)	(366,355)
Accumulated (deficit)	(77,571,747)	(75,392,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(23,403,077)	(21,418,474)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$7,365,764	$6,317,312

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$16,449,374	$14,691,082	$6,627,104	$5,515,468
Reimbursable revenues	818,036	579,813	179,307	82,401
Total revenues	17,267,410	15,270,895	6,806,411	5,597,869

Cost of goods sold	2,937,145	2,916,171	1,026,115	947,096
Reimbursable expenses-cost of goods sold	824,383	505,747	185,090	73,277
Total cost of sales	3,761,528	3,421,918	1,211,205	1,020,373

Gross margin	13,505,882	11,848,977	5,595,206	4,577,496

Operating expenses
Salaries, benefits and related taxes	8,341,342	8,138,709	2,897,917	2,596,492
Rent and occupancy expenses	800,143	723,712	299,085	241,001
Consulting services	111,284	226,094	63,284	49,354
Legal and professional fees	281,745	329,664	78,449	111,536
Travel	577,266	616,199	177,204	144,529
Telephone and internet	122,923	124,571	39,256	40,616
Selling, general and administrative	1,122,847	1,084,103	298,072	256,496
Bad debt expense	57,862	(15,038)	24,555	(9,636)
Depreciation expense	224,302	171,535	77,725	63,030
Amortization expense	30,405	30,376	10,152	10,139
Total operating expenses	11,670,119	11,429,925	3,965,699	3,503,557

Operating income/(loss)	1,835,763	419,052	1,629,507	1,073,939

Other income/(expense)
Interest expense, related parties	(681,063)	(1,977,778)	(237,377)	(677,993)
Interest expense	(303,827)	(220,472)	(128,454)	(74,575)
Interest income	2	3	-0-	3
Change in derivative liabilities	(3,016,398)	6,290,796	(557,562)	2,217,998
Transaction gain/(loss)	(12,238)	(53,019)	(11,728)	(4,943)
Income/(loss) before income taxes	(2,177,761)	4,458,582	694,386	2,534,429
Income tax (expense)	(1,069)	(3,955)	(1,010)	(3,570)
Net income/(loss)	(2,178,830)	4,454,627	693,376	2,530,859
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	-0-	(154,272)	-0-	(51,989)
Total preferred stock dividends	-0-	(154,272)	-0-	(51,989)
Net income/(loss) attributable to common stockholders	$(2,178,830)	$4,300,355	$693,376	$2,478,870

Net income/(loss) per share
Basic	$(0.01)	$0.05	$0.00	$0.03
Diluted	$(0.01)	$0.03	$0.00	$0.02
Weighted average number of shares outstanding
Basic	145,257,206	92,266,109	147,686,257	92,791,461
Diluted	145,257,206	117,887,057	147,972,209	118,022,461

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income/(loss) attributable to common stockholders	$(2,178,830)	$4,300,355	$693,376	$2,478,870
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(25,567)	(87,970)	(7,780)	(4,439)

Other comprehensive income/(loss)	(25,567)	(87,970)	(7,780)	(4,439)

Comprehensive income/(loss)	$(2,204,397)	$4,212,385	$685,596	$2,474,431

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2015 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	paid in capital preferred	Number of shares	$ 0.001 Par value	paid in capital common	Accumulated (deficit)	other comprehensive (loss)	Total shareholders' (deficit)

Balances at December 31, 2014	4,125,224	$4,125	250,000	$250	$4,717,804	91,561,802	$91,562	$37,634,555	$(77,979,301)	$(243,827)	$(35,774,832)

Employee stock option expense								43,090			43,090

Foreign currency translation adjustment										(122,528)	(122,528)

Restricted stock issuance/(forfeiture)						908,330	908	226,875			227,783

Issuance of common stock, stock option exercise						252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise						7,428	7	(7)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(487,500)	(488)			(487,012)	1,950,000	1,950	485,550			-0-

Issuance of common stock in exchange for converted and cancelled debt and cancelled warrants						37,023,517	37,024	11,557,355			11,594,379

Net income/(loss) for the year ended December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,586,384	-0-	2,586,384

Balances at December 31, 2015	3,637,724	3,637	250,000	250	4,230,792	131,703,577	131,704	49,974,415	(75,392,917)	(366,355)	(21,418,474)

Employee stock option expense								26,394			26,394

Foreign currency translation adjustment										(25,567)	(25,567)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,000,000	1,000	124,000			125,000

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the period ended September 30, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	(2,178,830)	-0-	(2,178,830)

Balances at September 30, 2016	-0-	$-0-	250,000	$250	$999,750	147,686,917	$147,688	$53,412,904	$(77,571,747)	$(391,922)	$(23,403,077)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,178,830)	$4,454,627
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	3,016,398	(6,290,796)
Interest expense from derivative instruments	96,639	512,094
Employee stock compensation	168,873	181,617
Provision for doubtful accounts	57,862	(15,038)
Depreciation and amortization	254,707	201,911
Changes in operating assets and liabilities
Accounts receivable	(754,545)	(284,321)
Prepaid expenses	(9,648)	(266,782)
Other current assets	(33,558)	2,820
Other assets	(6,326)	1,734
Accounts payable and accrued expenses	184,731	1,026,873
Patent settlement liability	(362,921)	(243,888)
Deferred revenue	198,209	350,376
Net cash provided by/(used in) operating activities	631,591	(368,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(220,672)	(330,094)
Net cash (used in) investing activities	(220,672)	(330,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	-0-	(25,000)
Proceeds/(repayments) from revolving line of credit	(100,000)	1,000,000
Proceeds from exercise of stock options	125,000	27,250
Net cash provided by/(used in) financing activities	25,000	1,002,250

Effect of exchange rate changes on fixed and intangible assets	(4,827)	62,059
Effect of exchange rate changes on cash and cash equivalents	(25,567)	(87,970)
Net increase/(decrease) in cash and cash equivalents	405,525	277,472
Cash and cash equivalents at beginning of period	835,219	522,914

Cash and cash equivalents at end of period	$1,240,744	$800,386

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,069	$899
Interest	$1,078,795	$957,120

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$7,652,500	$13,274,000
Promissory notes issued for accrued interest	$450,000	$670,000
Restricted stock issuance/(forfeiture)	$68,400	$236,450
Common stock issued in exchange for 5% Series A Preferred Stock	$3,637,724	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2016 and September 30, 2015 we spent $1,946,737 and $2,018,638, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

The operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2015 financial statements to conform to the 2016 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $25,567 and $87,970 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense (reimbursable revenue and reimbursable expense) in accordance with ASC 605-45, Principal Agent Considerations (“ASC 605-45”). In accordance with ASC 605-45 these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The fees associated with each business activity for the periods ended September 30, 2016 and September 30, 2015, respectively, are:

	For the nine months ended
Revenue activity	September 30, 2016	September 30, 2015
Set-up fees	$4,891,415	$4,930,454
Change orders	932,130	592,283
Maintenance	3,556,114	3,859,908
Software licenses	4,204,527	2,782,117
Professional services	2,909,143	2,369,062
Hosting	774,081	737,071
Total	$17,267,410	$15,270,895

	For the three months ended
Revenue activity	September 30, 2016	September 30, 2015
Set-up fees	$1,578,682	$2,048,301
Change orders	262,231	237,475
Maintenance	1,218,149	1,358,501
Software licenses	2,002,239	1,254,743
Professional services	1,511,007	444,095
Hosting	234,103	254,754
Total	$6,806,411	$5,597,869

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $150,148 as of September 30, 2016 and $116,834 as of December 31, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The following table summarizes activity in the Company's allowance for doubtful accounts for the periods presented.

	September 30, 2016	December 31, 2015
Beginning of period	$116,834	$186,085
Bad debt expense	57,862	14,939
Write-offs	(24,548)	(84,190)
End of period	$150,148	$116,834

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2016, $897,076 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States and Europe as well as in East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2016. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2016, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 18% of our revenues during the nine month period ended September 30, 2016 or approximately $3,028,000. One customer accounted for 15% of our revenues during the nine month period ended September 30, 2015 or approximately $2,232,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the periods presented.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2016	1	18%	1	11%
December 31, 2015	1	16%	3	42%
September 30, 2015	1	15%	2	30%

The table below provides revenues from European customers for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

European revenues
For the nine months ended
September 30, 2016		September 30, 2015
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,883,940	11%	$1,546,945	10%

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2016, the Company had $9,445,986 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $6,880,221 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $563,803 and $513,754 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the nine month periods ended September 30, 2016 and September 30, 2015 we spent $1,946,737 and $2,018,638, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2016, we adopted the following new accounting pronouncements:

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

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 145,257,206 and 92,226,109 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

The outstanding share balance as of September 30, 2016 and September 30, 2015, respectively, includes 1,476,683 and 2,316,688 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

Antidilutive shares of 45,059,064 and 57,202,465 have been omitted from the calculation of dilutive earnings/(loss) per share for the nine month periods ended September 30, 2016 and September 30, 2015, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2016 and September 30, 2015, respectively.

Anti-dilutive security	September 30, 2016	September 30, 2015
Preferred stock	-0-	3,716,418
Employee stock options	1,139,048	175,000
Warrants	27,860,000	52,263,517
Convertible notes	15,910,000	-0-
Shares issuable for accrued interest	150,016	1,047,530
Total	45,059,064	57,202,465

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

	For the nine months ended
	September 30, 2016			September 30, 2015
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(2,178,830)	145,257,206	$(0.01)	$4,300,355	92,266,109	$0.05

Effect of dilutive securities	-0-	-0-	-0-	(878,593)	25,620,948	(0.03)

Diluted EPS	$(2,178,830)	145,257,206	$(0.01)	$3,421,762	117,887,057	$0.03

	For the three months ended
	September 30, 2016			September 30, 2015
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$693,376	147,686,257	$0.00	$2,478,870	92,791,461	$0.03

Effect of dilutive securities	-0-	285,952	-0-	(444,365)	25,231,000	(0.02)

Diluted EPS	$693,376	147,972,209	$0.00	$2,034,505	118,022,461	$0.02

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,122,216	$1,724,857	$397,359	$2,055,956	$1,605,473	$450,483	5
Leasehold improvements	110,364	88,579	21,785	91,452	85,895	5,557	5
Computer software	1,914,611	1,698,627	215,984	1,843,483	1,621,492	221,991	3
Office furniture	159,335	112,096	47,239	111,660	105,979	5,681	5
Total	$4,306,526	$3,624,159	$682,367	$4,102,551	$3,418,839	$683,712

Depreciation expense for the nine month periods ended September 30, 2016 and September 30, 2015 was $224,302 and $171,535, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2016			December 31, 2015
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	110,623	21,510	89,113	108,051	15,607	92,444	15
Promasys B.V. software code	72,837	42,489	30,348	72,837	31,563	41,274	5
Promasys B.V. URLs/Website	55,870	54,318	1,552	54,572	39,413	15,159	3
Total	$1,632,031	$1,511,018	$121,013	$1,628,161	$1,479,284	$148,877

Amortization expense was $30,405 and $30,376 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2016	$7,038
2017	21,942
2018	19,514
2019	7,375
2020	7,375
Thereafter	57,769
Total	$121,013

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2016	December 31, 2015
Accounts payable	$642,386	$515,764
Accrued payroll and related costs	682,507	473,108
Other accrued expenses	144,707	105,562
Accrued interest	222,401	862,836
Total accounts payable and accrued expenses	$1,692,001	$1,957,270

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At September 30, 2016, $4,100,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

At September 30, 2016, the Company owed $1,262,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	September 30, 2016	Current	term	Current	term
4/1/2015	4/1/2018	12%	$20,000	$-0-	$-0-	$-0-	$20,000
2/29/2016	4/1/2019	12%	450,000	-0-	-0-	-0-	450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(490,307)	-0-	(264,071)
Total			$1,262,500	$-0-	$302,193	$-0-	$205,929

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2016.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	September 30, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	375,000	375,000	-0-	-0-	-0-	375,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
12/16/2008	4/1/2020	12%	100,000	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

The following table summarizes the convertible debt outstanding as of December 31, 2015.

					Carrying amount
Date of	Maturity	Interest	Original	Principal at	Short term		Long term
issuance	date	rate	principal	December 31, 2015	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$862,500	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	2,120,000	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,570,000	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	1,300,000	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	100,000	-0-	-0-	-0-	100,000
Total			$9,602,500	$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of September 30, 2016, $787,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $75,000. There was $130,379 of accrued interest at September 30, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

On April 1, 2015 the Company and the holders extended the maturity date of $50,000 of convertible debentures originally issued in December 2009. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. On December 7, 2015 the convertible debentures were repaid.

The principal payments required at maturity under the Company’s outstanding convertible debt at September 30, 2016 are as follows:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the promissory notes issued in the nine month periods ended September 30, 2016 and September 30, 2015.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2016 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of September 30, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,500,701	$-0-	$-0-	$2,500,701
Warrant liability	4,182,879	-0-	-0-	4,182,879

Total of derivative liabilities	$6,683,580	$-0-	$-0-	$6,683,580

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the period ended September 30, 2016

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at September 30, 2016
Risk free interest rate	0.57%	to	0.85%
Dividend yield		0.00%
Expected volatility	112.6%	to	144.4%
Expected life (range in years)
Conversion feature liability	1.50	to	3.50
Warrant liability	0.50	to	3.50

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at December 31, 2015
Risk free interest rate	0.48%	to	1.2%
Dividend yield		0.00%
Expected volatility	91.0%	to	132.2%
Expected life (range in years)
Conversion feature liability	1.25	to	2.25
Warrant liability	0.00	to	3.01

A summary as of September 30, 2016 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$92,444	$89,113	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	41,274	30,348	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	15,159	1,552	-0-	-0-	68,814
Total	$148,877	$121,013	$-0-	$-0-	$278,010

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The table below presents the unrealized gains/(losses) for the nine month periods ended September 30, 2016 and September 30, 2015.

	Other income/(expense)
	For the nine months ended
	September 30, 2016	September 30, 2015
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized gain/(losses) from changes in derivative liabilities at the reporting date	$(3,016,398)	$6,290,796

Total unrealized gains/(losses) included in earnings	$(3,016,398)	$6,290,796

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the periods ended September 30, 2016 and December 31, 2015. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2016 and December 31, 2015.

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the nine months ended	beginning	Net realized	held at the	and	Net transfers	end of
September 30, 2016	of year	gains/(losses)	reporting date	settlements	in and/or out	period
Derivatives:
Conversion feature liability	$(901,243)	$-0-	$(1,599,458)	$-0-	$-0-	$(2,500,701)
Warrant liability	(1,914,923)	-0-	(1,416,940)	(851,016)	-0-	(4,182,879)
Total of derivative liabilities	$(2,816,166)	$-0-	$(3,016,398)	$(851,016)	$-0-	$(6,683,580)

	Level 3 financial liabilities at fair value
			Net unrealized
			gains/(losses)	Net
			relating to	purchases,
	Balance,		instruments	issuances		Balance,
For the year ended	beginning	Net realized	held at the	and	Net transfers	end of
December 31, 2015	of year	gains/(losses)	reporting date	settlements	in and/or out	year
Derivatives:
Conversion feature liability	$(2,944,402)	$29,875	$2,013,284	$-0-	$-0-	$(901,243)
Warrant liability	(6,695,060)	-0-	2,482,639	(868,128)	3,165,626	(1,914,923)
Total of derivative liabilities	$(9,639,462)	$29,875	$4,495,923	$(868,128)	$3,165,626	$(2,816,166)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2016 are as follows:

2016	$199,092
2017	661,761
2018	512,435
2019	421,230
2020	297,570
Thereafter	580,512
Total	$2,672,600

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $800,143 and $723,712 for the nine month periods ended September 30, 2016 and September 30, 2015, respectively.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The remaining minimum royalty payments per year are as follows:

2016	$112,500
2017	450,000
2018	164,500
Total	$727,000

During the nine month periods ended September 30, 2016 and September 30, 2015 the Company recorded a charge to earnings of $74,579 and $93,612, respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the nine month periods ended September 30, 2016 and September 30, 2015 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

As of September 30, 2016, we have an aggregate of $5,825,000 of convertible debentures and $450,000 of promissory notes outstanding to our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At September 30, 2016, $4,100,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

For the nine month periods ended September 30, 2016 and September 30, 2015 we incurred $681,063 and $1,977,778, respectively, in interest expense payable to related parties.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

As of September 30, 2016 we had the following outstanding securities:

o	147,686,917 shares of common stock issued and outstanding;
o	27,860,000 warrants issued and outstanding to purchase shares of our common stock;
o	-0- shares of our Series A Preferred Stock issued and outstanding;
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 share of our Series D Preferred Stock issued and outstanding; and
o	$7,275,000 principal amount Convertible Debentures convertible into 15,910,000 shares of common stock.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

During the period from December 2015 through April 2016 all 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 4,125,224 Series A preferred shares into 16,500,896 common shares.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2016 and September 30, 2015, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	September 30,		September 30,
Series of preferred stock	2016	2015	2016	2015

Series A	$-0-	$2,740,973	$-0-	$0.66
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$4,822,953

The following table presents preferred dividends accreted for the nine month periods ended September 30, 2016 and September 30, 2015, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Preferred stock dividends in arrears Series A	$-0-	$154,272	$-0-	$0.037
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the periods ended September 30, 2016 and December 31, 2015, and the related changes during these periods.

September 30, 2016						September 30, 2016
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	27,860,000	2.96	$0.42	27,860,000	$0.42

December 31, 2015						December 31, 2015
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	22,900,000	1.76	$0.46	22,900,000	$0.46

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

Warrants
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Cancelled	(29,363,517)
Expired/forfeited	-0-
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at September 30, 2016	27,860,000
Warrants exercisable at September 30, 2016	27,860,000

Weighted average fair value of warrants granted during 2016	$0.17

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2014	$(243,827)	$(243,827)
2015 Activity	(122,528)	(122,528)
Balance at December 31, 2015	(366,355)	(366,355)
2016 Activity	(25,567)	(25,567)
Balance at September 30, 2016	$(391,922)	$(391,922)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

As of September 30, 2016, there were 450,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At September 30, 2016, there were 9,550,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

As of September 30, 2016, there were 975,000 outstanding options and 3,893,330 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2016, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2014	3,130,000	$0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(1,060,000)	0.35

Outstanding at December 31, 2015	2,002,500	0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,020,000)	0.13
Forfeited/cancelled/expired	(7,500)	0.13

Outstanding at September 30, 2016	1,425,000	$0.24	2.73	$102,925

Vested and exercisable at September 30, 2016	887,500	$0.15	1.57	$84,050

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

(unaudited)

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2016 and September 30, 2015, respectively, was:

Fair value of options vesting for the nine months ended	Number of options vested	Fair value of options vested
September 30, 2016	162,500	$33,622
September 30, 2015	150,000	$26,358

Cash received for stock option exercises for the nine month periods ended September 30, 2016 and September 30, 2015 was $125,000 and $27,250, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2016 and September 30, 2015.

The following table summarizes information concerning options outstanding at September 30, 2016:

Awards breakdown by price range at September 30, 2016
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	950,000	2.17	$0.14	725,000	1.39	$0.13
0.21	to	0.29	375,000	3.95	0.23	112,500	1.92	0.21
0.30	to	0.49	100,000	3.42	0.30	50,000	3.42	0.30
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	1,425,000	2.73	$0.17	887,500	1.57	$0.15

The following table summarizes information concerning options outstanding at December 31, 2015:

Awards breakdown by price range at December 31, 2015
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	1,777,500	1.14	$0.13	1,652,500	0.93	$0.13
0.21	to	0.29	125,000	2.83	0.22	100,000	2.46	0.21
0.30	to	0.49	100,000	4.17	0.30	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	2,002,500	1.40	$0.14	1,752,500	1.02	$0.13

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2016 was $0.19 and $0.24 during the nine month period ended September 30, 2015. The Black Scholes option-pricing model was utilized to calculate these values.

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

SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015

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

Below are the assumptions for the fair value of share-based payments for the periods ended September 30, 2016 and December 31, 2015.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2016	December 31, 2015
Risk-free interest rate	0.85%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	172.2%	183.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the nine months ended September 30,
	2016	2015
Stock options granted during the period	$0.19	$0.24

Stock options vested during the period	$0.21	$0.18

Stock options forfeited during the period	$0.11	$0.37

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2016, and changes during the nine month period ended September 30, 2016 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2016	250,000	$0.22

Nonvested shares at September 30, 2016	537,500	$0.20

As of September 30, 2016, $91,938 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to September 30, 2016 the Company repaid $800,000 on its revolving Line of Credit.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $1,946,737 and $2,018,638 on research and product development activities during the nine months ended September 30, 2016 and September 30, 2015, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2015 and year to date 2016 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2016.  We increased the marketing and business development budget for our TrialOne product during 2015 and the first nine months of 2016 as we place increased emphasis on increasing our penetration of the Phase I market in the U.S. and Europe as well as in East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2016 and September 30, 2015 is included in the table below.

Summarized Statement of Operations For the nine months ended September 30,
		% of		% of	$	%
	2016	Revenues	2015	Revenues	Change	Change
Total revenues	$17,267,410		$15,270,895		$1,996,515	13.1%

Cost of sales	3,761,528	21.8%	3,421,918	22.4%	339,610	9.9%

Gross margin	13,505,882	78.2%	11,848,977	77.6%	1,656,905	14.0%

Salaries, benefits and related taxes	8,341,342	48.3%	8,138,709	53.3%	202,633	2.5%
Rent	800,143	4.6%	723,712	4.7%	76,431	10.6%
Consulting	111,284	0.6%	226,094	1.5%	(114,810)	-50.8%
Legal and professional fees	281,745	1.6%	329,664	2.2%	(47,919)	-14.5%
Other expenses	1,012,758	5.9%	927,643	6.1%	85,115	9.2%
Selling, general and administrative	1,122,847	6.5%	1,084,103	7.1%	38,744	3.6%
Total operating expenses	11,670,119	67.5%	11,429,925	74.9%	240,194	2.1%

Operating income/(loss)	1,835,763	10.6%	419,052	2.7%	1,416,711	338.1%

Interest expense	(984,890)	-5.7%	(2,198,250)	-14.4%	1,213,360	55.2%
Interest income	2	0.0%	3	0.0%	(1)	-33.3%
Change in derivatives	(3,016,398)	-17.5%	6,290,796	41.2%	(9,307,194)	-147.9%
Transaction gain/(loss)	(12,238)	-0.1%	(53,019)	-0.3%	40,781	76.9%

Income/(loss) before income taxes and dividends	(2,177,761)	-12.6%	4,458,582	29.2%	(6,636,343)	-148.8%
Income tax (expense)	(1,069)	0.0%	(3,955)	0.0%	2,886	73.0%
Net income/(loss)	(2,178,830)	-12.6%	4,454,627	29.2%	(6,633,457)	-148.9%

Total preferred stock dividends	-0-	0.0%	(154,272)	-1.0%	154,272	100.0%

Net income/(loss) attributable to common stockholders	$(2,178,830)	-12.6%	$4,300,355	28.2%	$(6,479,185)	-150.7%

The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2016 and September 30, 2015.

	For the nine months ended
Revenue activity	September 30, 2016		September 30, 2015		$ Change	% Change
Set-up fees	$4,891,415	28.3%	$4,930,454	32.3%	$(39,039)	-0.8%
Change orders	932,130	5.4%	592,283	3.9%	339,847	57.4%
Maintenance	3,556,114	20.6%	3,859,908	25.3%	(303,794)	-7.9%
Software licenses	4,204,527	24.4%	2,782,117	18.2%	1,422,410	51.1%
Professional services	2,909,143	16.8%	2,369,062	15.5%	540,081	22.8%
Hosting	774,081	4.5%	737,071	4.8%	37,010	5.0%
Total	$17,267,410	100.0%	$15,270,895	100.0%	$1,996,515	13.1%

Overall revenue increased by $1,996,515 or 13.1% for the nine months ended September 30, 2016 compared with revenue for the nine months ended September 30, 2015. This increase is primarily the result of increases in software licenses, professional services, and change orders.

We recorded revenue of $13,036,982 including $4,891,415 from set-up fees and $2,294,550 from maintenance revenues associated with our TrialMaster suite during the nine months ended September 30, 2016 compared with revenue of $10,495,035 that included $4,930,454 in set-up fees and $2,384,000 in maintenance revenues during the nine months ended September 30, 2015.

We recorded $1,162,276 in revenues associated with clients using the eClinical Suite during the nine months ended September 30, 2016 compared with revenue of $1,352,585 for the nine months ended September 30, 2015.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $820,979 in revenues in maintenance and $179,492 from hosting activities associated with the eClinical Suite during the nine months ended September 30, 2016 compared with revenue of $941,336 from maintenance and $194,117 from hosting activities for the nine months ended September 30, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $2,353,213 including $996,406 from software licensing and $1,028,576 from professional services associated with clients utilizing our TrialOne EDC software for the nine months ended September 30, 2016 compared with revenue of $2,861,890 including $1,496,453 from software licensing and $948,595 from professional services for the nine months ended September 30, 2015.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions and maintenance services.

We recorded revenue of $480,783 for the nine months ended September 30, 2016 including $131,205 from software licensing and $245,722 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $561,385 for the nine months ended September 30, 2015 including $178,883 from software licensing and $272,582 from maintenance.

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

Our top five customers accounted for approximately 36% of our revenues during the nine months ended September 30, 2016 and approximately 35% of our revenues during the nine months ended September 30, 2015.  One customer accounted for approximately 18% of our revenues during the nine months ended September 30, 2016.   One customer accounted for approximately 15% of our revenues the nine months ended September 30, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 10% or $339,610 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  Cost of goods sold were approximately 22% of revenues for the nine months ended September 30, 2016 compared to approximately 22% for the nine months ended September 30, 2015. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the nine months ended September 30, 2016 primarily due to an increase in pass-through expenses (reimbursable expenses). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 2% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the nine months ended September 30, 2016 compared to 71% of total operating expenses for the nine months ended September 30, 2015.  Salaries and related expenses increased by 3% for the nine months ended September 30, 2016 compared to the same period ended September 30, 2015.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the nine months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
OmniComm corporate operations	$5,751,904	$5,542,663	$209,241	3.8%
New Jersey operations office	754,175	702,113	52,062	7.4%
OmniComm Europe, GmbH	496,258	522,430	(26,172)	-5.0%
OmniComm Ltd.	531,343	677,341	(145,998)	-21.6%
OmniComm Spain S.L.	228,146	109,129	119,017	109.1%
OmniComm Systems B.V.	410,643	403,416	7,227	1.8%
Employee stock compensation	168,873	181,617	(12,744)	-7.0%
Total salaries and related expenses	$8,341,342	$8,138,709	$202,633	2.5%

As of September 30, 2016, we employed 127 employees world-wide as follows: 59 employees out of our headquarters in Fort Lauderdale, Florida, 10 employees out of a regional operating office in Somerset, New Jersey, 22 field employees located throughout the United States, our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 employees in Bonn, Germany, our wholly-owned subsidiary, OmniComm Ltd., employs 10 employees in Southampton, England, our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 employees in Barcelona, Spain, and our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 employees in the Netherlands and 2 employees in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the nine months ended September 30, 2016 and the nine months ended September 30, 2015 we incurred $168,873 and $181,617, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 11% during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the nine months ended September 30, 2016 was an increase in expense of $77,780 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $18,969 for the nine months ended September 30, 2015.

For the nine months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Corporate office	$211,016	$263,717	$(52,701)	-20.0%
Co-location and disaster recovery facilities	355,666	320,535	35,131	11.0%
New Jersey operations office	40,265	41,700	(1,435)	-3.4%
OmniComm Europe, GmbH	59,043	57,400	1,643	2.9%
OmniComm Ltd.	45,977	49,015	(3,038)	-6.2%
OmniComm Spain S.L.	5,012	5,005	7	0.1%
OmniComm Systems B.V.	5,384	5,309	75	1.4%
Straight-line rent expense	77,780	(18,969)	96,749	510.0%
Total	$800,143	$723,712	$76,431	10.6%

Consulting services expense decreased to $111,284 for the nine months ended September 30, 2016 compared with $226,094 for the nine months ended September 30, 2015. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Sales and marketing related consulting expenses increased year over year due to the utilization of a new consultant in 2016. Product development consulting expenses decreased year over year as the majority of the work being performed by the consultants was completed in 2015. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the nine months ended
Expense Category	September 30, 2016	September 30, 2015	$ Change	% Change
Sales and marketing	$79,500	$5,108	$74,392	1456.4%
Product development	31,784	220,986	(189,202)	-85.6%
Total	$111,284	$226,094	$(114,810)	-50.8%

Legal and professional fees decreased approximately 15% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2016 and September 30, 2015, respectively.

For the nine months ended
Expense Category	September 30, 2016	September 30, 2015	$ Change	% Change
Financial advisory	$-0-	$53,530	$(53,530)	-100.0%
Audit and related	43,963	56,465	(12,502)	-22.1%
Accounting services	134,781	126,389	8,392	6.6%
Legal-employment related	17,211	35,283	(18,072)	-51.2%
Legal-financial related	64,810	36,367	28,443	78.2%
General legal	20,980	21,630	(650)	-3.0%
Total	$281,745	$329,664	$(47,919)	-14.5%

Selling, general and administrative expenses (“SG&A”) increased by $38,744 or approximately 4% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising. We expect that the 2016 marketing, sales and advertising expenses will be approximately $850,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the nine months ended September 30, 2016 we recognized bad debt expense of $57,862 compared to a credit of $15,038 for bad debt for the nine months ended September 30, 2015.  This change was primarily the result of an increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2016 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2016.

Interest expense was $984,890 for the nine months ended September 30, 2016 compared to $2,198,250 for the nine months ended September 30, 2015, a decrease of $1,213,360.  Interest incurred to related parties was $681,063 during the nine months ended September 30, 2016 and $1,977,778 for the nine months ended September 30, 2015.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense decreased year over year primarily due to the November 2015 transactions in which our Chief Executive Officer and Director, Cornelis F. Wit, cancelled $7,300,000 of outstanding debt due to him and 29,363,517 warrants to purchase the Company’s stock at $0.25 in exchange for 29,363,517 common shares and converted $1,900,000 of convertible notes into 7,660,000 common shares. The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2016 and September 30, 2015.

Interest Expense
	For the nine months ended
Debt Description	September 30, 2016	September 30, 2015	$ Change
Accretion of discount from derivatives	$96,638	$512,094	$(415,456)
August 2008 convertible notes	144,131	143,605	526
December 2008 convertible notes	410,324	446,721	(36,397)
September 2009 secured convertible debentures	65,310	107,704	(42,394)
December 2009 convertible debentures	-0-	133,733	(133,733)
General interest	149,447	153,157	(3,710)
Related party notes payable	119,040	701,236	(582,196)
Total	$984,890	$2,198,250	$(1,213,360)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $3,016,398 during the nine months ended September 30, 2016 compared with a net unrealized gain of $6,290,796 during the nine months ended September 30, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2016 and September 30, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $154,272 in its 5% Series A Preferred Stock dividends for the nine month periods ended September 30, 2016, and September 30, 2015, respectively. The below table contains the cumulative arrearage for each series of preferred stock.

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

The three months ended September 30, 2016 compared to the three months ended September 30, 2015

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2016 and September 30, 2015 is included in the table below.

Summarized Statement of Operations For the three months ended September 30,
		% of		% of	$	%
	2016	Revenues	2015	Revenues	Change	Change
Total revenues	$6,806,411		$5,597,869		$1,208,542	21.6%

Cost of sales	1,211,205	17.8%	1,020,373	18.2%	190,832	18.7%

Gross margin	5,595,206	82.2%	4,577,496	81.8%	1,017,710	22.2%

Salaries, benefits and related taxes	2,897,917	42.6%	2,596,492	46.4%	301,425	11.6%
Rent	299,085	4.4%	241,001	4.3%	58,084	24.1%
Consulting	63,284	0.9%	49,354	0.9%	13,930	28.2%
Legal and professional fees	78,449	1.2%	111,536	2.0%	(33,087)	-29.7%
Other expenses	328,892	4.8%	248,678	4.4%	80,214	32.3%
Selling, general and administrative	298,072	4.4%	256,496	4.6%	41,576	16.2%
Total operating expenses	3,965,699	58.3%	3,503,557	62.6%	462,142	13.2%

Operating income/(loss)	1,629,507	23.9%	1,073,939	19.2%	555,568	51.7%

Interest expense	(365,831)	-5.4%	(752,568)	-13.4%	386,737	51.4%
Interest income	-0-	0.0%	3	0.0%	(3)	-100.0%
Change in derivatives	(557,562)	-8.2%	2,217,998	39.6%	(2,775,560)	-125.1%
Transaction gain/(loss)	(11,728)	-0.2%	(4,943)	-0.1%	(6,785)	-137.3%

Income/(loss) before income taxes and dividends	694,386	10.2%	2,534,429	45.3%	(1,840,043)	-72.6%
Income tax (expense)	(1,010)	0.0%	(3,570)	-0.1%	2,560	71.7%
Net income/(loss)	693,376	10.2%	2,530,859	45.2%	(1,837,483)	-72.6%

Total preferred stock dividends	-0-	0.0%	(51,989)	-0.9%	51,989	100.0%

Net income/(loss) attributable to common stockholders	$693,376	10.2%	$2,478,870	44.3%	$(1,785,494)	-72.0%

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2016 and September 30, 2015.

	For the three months ended
Revenue Activity	September 30, 2016		September 30, 2015		$ Change	% Change
Set-up fees	$1,578,682	23.2%	$2,048,301	36.6%	$(469,619)	-22.9%
Change orders	262,231	3.9%	237,475	4.2%	24,756	10.4%
Maintenance	1,218,149	17.9%	1,358,501	24.3%	(140,352)	-10.3%
Software licenses	2,002,239	29.4%	1,254,743	22.4%	747,496	59.6%
Professional services	1,511,007	22.2%	444,095	7.9%	1,066,912	240.2%
Hosting	234,103	3.4%	254,754	4.6%	(20,651)	-8.1%
Total	$6,806,411	100.0%	$5,597,869	100.0%	$1,208,542	21.6%

Overall revenue increased by $1,208,542 or 21.6% for the three months ended September 30, 2016 compared with revenue for the three months ended September 30, 2015. This increase is primarily the result of increases in professional services and software licenses.

We recorded revenue of $4,887,764 including $1,578,682 from set-up fees and $1,529,115 from license revenues associated with our TrialMaster suite during the three months ended September 30, 2016 compared with revenue of $3,935,014 that included $2,048,301 in set-up fees and $339,438 in license revenues during the three months ended September 30, 2015.

We recorded $388,649 in revenues associated with clients using the eClinical Suite during the three months ended September 30, 2016 compared with revenue of $415,642 for the three months ended September 30, 2015.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $285,993 in revenues from maintenance and $63,775 from hosting activities associated with the eClinical Suite during the three months ended September 30, 2016 compared with revenue of $303,570 from maintenance and $63,900 from hosting activities for the three months ended September 30, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,322,480 including $414,333 from software licensing and $764,220 from professional services associated with clients utilizing our TrialOne EDC software for the three months ended September 30, 2016 compared with revenue of $1,029,293 including $797,724 from software licensing and $39,725 from professional services for the three months ended September 30, 2015.   We are enhancing our efforts at developing our sales and marketing campaign for the TrialOne application.

We recorded revenue of $139,468 for the three months ended September 30, 2016 including $31,564 from software licensing and $77,326 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $217,920 for the three months ended September 30, 2015 including $83,960 from software licensing and $92,750 from maintenance.

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

Our top five customers accounted for approximately 38% of our revenues during the three months ended September 30, 2016 and approximately 38% of our revenues during the three months ended September 30, 2015.  One customer accounted for approximately 14% of our revenues during the three months ended September 30, 2016.   One customer accounted for approximately 18% of our revenues the three months ended September 30, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 19% or $190,832 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Cost of goods sold were approximately 18% of revenues for the three months ended September 30, 2016 compared to approximately 18% for the three months ended September 30, 2015. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the three months ended September 30, 2016 primarily due to an increase in pass-through expenses (reimbursable expenses). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 13% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The increase in operating expenses is primarily the result of increases in and salaries, benefits & related taxes, rent and selling general & administrative expenses.

Salaries and related expenses were our biggest operating expense at 73% of total operating expenses for the three months ended September 30, 2016 compared to 74% of total operating expenses for the three months ended September 30, 2015.  Salaries and related expenses increased by 12% for the three months ended September 30, 2016 compared to the same period ended September 30, 2015.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

For the three months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
OmniComm corporate operations	$2,026,366	$1,784,666	$241,700	13.5%
New Jersey operations office	230,619	199,888	30,731	15.4%
OmniComm Europe, GmbH	190,621	171,602	19,019	11.1%
OmniComm Ltd.	163,559	213,630	(50,071)	-23.4%
OmniComm Spain S.L.	93,892	36,121	57,771	159.9%
OmniComm Systems B.V.	134,646	125,888	8,758	7.0%
Employee stock compensation	58,214	64,697	(6,483)	-10.0%
Total salaries and related expenses	$2,897,917	$2,596,492	$301,425	11.6%

As of September 30, 2016, we employed 127 employees world-wide as follows: 59 employees out of our headquarters in Fort Lauderdale, Florida, 10 employees out of a regional operating office in Somerset, New Jersey, 22 field employees located throughout the United States, our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 employees in Bonn, Germany, our wholly-owned subsidiary, OmniComm Ltd., employs 10 employees in Southampton, England, our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 employees in Barcelona, Spain and our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 employees in the Netherlands and 2 employees in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended September 30, 2016 and the three months ended September 30, 2015 we incurred $58,214 and $64,697, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 24% during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended September 30, 2016 was an increase in expense of $3,516 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $6,882 for the three months ended September 30, 2015.

For the three months ended
	September 30, 2016	September 30, 2015	$ Change	% Change
Corporate office	$101,883	$87,045	$14,838	17.0%
Co-location and disaster recovery facilities	142,898	108,347	34,551	31.9%
New Jersey operations office	13,148	13,970	(822)	-5.9%
OmniComm Europe, GmbH	19,792	18,572	1,220	6.6%
OmniComm Ltd.	14,373	16,481	(2,108)	-12.8%
OmniComm Spain S.L.	1,677	1,683	(6)	-0.4%
OmniComm Systems B.V.	1,798	1,785	13	0.7%
Straight-line rent expense	3,516	(6,882)	10,398	151.1%
Total	$299,085	$241,001	$58,084	24.1%

Consulting services expense increased to $63,284 for the three months ended September 30, 2016 compared with $49,354 for the three months ended September 30, 2015. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Sales and marketing related consulting expenses increased year over year due to the utilization of a new consultant in 2016. Product development consulting expenses decreased year over year as the majority of the work being performed by the consultants was completed in 2015. The table provided below provides the significant components of the expenses incurred related to consulting services.

For the three months ended
Expense Category	September 30, 2016	September 30, 2015	$ Change	% Change
Sales and marketing	$31,500	$5,108	$26,392	516.7%
Product development	31,784	44,246	(12,462)	-28.2%
Total	$63,284	$49,354	$13,930	28.2%

Legal and professional fees decreased approximately 30% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2016 and September 30, 2015, respectively.

For the three months ended
Expense Category	September 30, 2016	September 30, 2015	$ Change	% Change
Financial advisory	$-0-	$16,030	$(16,030)	-100.0%
Audit and related	5,808	9,296	(3,488)	-37.5%
Accounting services	40,391	48,290	(7,899)	-16.4%
Legal-employment related	11,767	517	11,250	2176.0%
Legal-financial related	14,510	24,417	(9,907)	-40.6%
General legal	5,973	12,986	(7,013)	-54.0%
Total	$78,449	$111,536	$(33,087)	-29.7%

Selling, general and administrative expenses (“SG&A”) increased by $41,576 or approximately 16% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase is primarily due to increases in marketing expenses. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2015 we spent approximately $635,000 on marketing, sales and advertising. We expect that the 2016 marketing, sales and advertising expenses will be approximately $850,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended September 30, 2016 we recognized a bad debt expense of $24,555 compared to a credit of $9,636 for bad debt for the three months ended September 30, 2015.  This change was primarily the result of an increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2016 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2016.

Interest expense was $365,831 for the three months ended September 30, 2016 compared to $752,568 for the three months ended September 30, 2015, a decrease of $386,737.  Interest incurred to related parties was $237,377 during the three months ended September 30, 2016 and $677,993 for the three months ended September 30, 2015.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense decreased year over year primarily due to the November 2015 transactions in which our Chief Executive Officer and Director, Cornelis F. Wit, cancelled $7,300,000 of outstanding debt due to him and 29,363,517 warrants to purchase the Company’s stock at $0.25 in exchange for 29,363,517 common shares and converted $1,900,000 convertible notes into 7,660,000 common shares. The table below provides detail on the significant components of interest expense for the three months ended September 30, 2016 and September 30, 2015.

Interest Expense
	For the three months ended
Debt Description	September 30, 2016	September 30, 2015	$ Change
Accretion of discount from derivatives	$61,429	$181,828	$(120,399)
August 2008 convertible notes	48,394	48,394	-0-
December 2008 convertible notes	137,773	150,477	(12,704)
September 2009 secured convertible debentures	21,929	36,296	(14,367)
December 2009 convertible debentures	-0-	45,068	(45,068)
General interest	53,356	51,890	1,466
Related party notes payable	42,950	238,615	(195,665)
Total	$365,831	$752,568	$(386,737)

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $557,562 during the three months ended September 30, 2016 compared with a net unrealized gain of $2,217,998 during the three months ended September 30, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2016 and September 30, 2015 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, in the future if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $51,989 in its 5% Series A Preferred Stock dividends for the three month periods ended September 30, 2016, and September 30, 2015, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At September 30, 2016, we had working capital deficit of $9,768,834.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources

Summarized Balance Sheet Disclosure
	September 30, 2016	December 31, 2015	$ Change
Cash	$1,240,744	$835,219	$405,525
Accounts receivable, net of allowance for doubtful accounts	4,789,155	4,092,472	696,683
Prepaid expenses	179,821	170,173	9,648
Prepaid stock compensation, current portion	166,839	175,858	(9,019)
Other current assets	47,909	14,351	33,558
Current assets	6,424,468	5,288,073	1,136,395

Accounts payable and accrued expenses	1,692,001	1,957,270	(265,269)
Patent litigation settlement liability, current portion	862,500	962,500	(100,000)
Deferred revenue, current portion	6,880,221	7,054,614	(174,393)
Convertible notes payable, current portion, net of discount	75,000	75,000	-0-
Conversion feature liability, related parties	1,854,976	535,835	1,319,141
Conversion feature liability	645,725	365,408	280,317
Warrant liability, related parties	2,802,256	1,353,786	1,448,470
Warrant liability	1,380,623	561,137	819,486
Current liabilities	16,193,302	12,865,550	3,327,752

Working capital (deficit)	$(9,768,834)	$(7,577,477)	$(2,191,357)

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2016	September 30, 2015
Net cash provided by/(used in) operating activities	$631,591	$(368,773)
Net cash (used in) investing activities	(220,672)	(330,094)
Net cash provided by/(used in) financing activities	25,000	1,002,250

Net increase/(decrease) in cash and cash equivalents	405,525	277,472

Changes in operating accounts	(784,058)	586,812

Effect of non-cash transactions on cash and cash equivalents	$3,594,479	$(5,410,212)

Cash and Cash Equivalents

Cash and cash equivalents increased by $405,525 to $1,240,744 at September 30, 2016 from $835,219 at December 31, 2015. The increase is primarily comprised of a net loss of $2,178,830, changes in working capital accounts of $784,058 and an increase from non-cash transactions of $3,594,479. During the nine months ended September 30, 2016 we had investing activities comprised of net purchases of property and equipment of $220,672. For financing activities, we had net proceeds of $25,000.

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

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2016:

Contractual obligation		Payments due by period

	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,262,500	$-0-		$20,000	(2)	$450,000	(3)	$792,500	(4)
Convertible notes (1)	7,275,000	75,000	(5)	650,000	(6)	-0-		6,550,000	(7)
Lines of credit (8)	4,100,000	-0-		4,100,000		-0-		-0-
Operating lease obligations (9)	2,672,600	725,200		520,403		476,051		950,946	(10)
Patent licensing fees (11)	1,139,423	862,500		276,923		-0-		-0-
Total	$16,449,523	$1,662,700		$5,567,326		$926,051		$8,293,446

1.	Amounts do not include interest to be paid.
2.	Includes $20,000 of 12% notes payable that mature in April 2018.
3.	Includes $450,000 of 12% notes payable that mature in April 2019.
4.	Includes $420,000 of 10% notes payable that mature in April 2020 and $372,500 of 12% notes payable that mature in April 2020.
5.	Includes $75,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
6.	Includes $150,000 in 10% convertible notes that mature in April 2018 and $500,000 in 12% convertible notes that mature in April 2018.
7.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,780,000 in 12% convertible notes that mature in April 2020.
8.	Includes $4,100,000 due on the revolving Line of Credit with The Northern Trust Company.
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

Debt Obligations

We are currently in arrears on principal and interest payments owed totaling $205,379 on our 10% Convertible Notes that were issued in 1999. We were in default effective January 30, 2002.

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

On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At September 30, 2016, $4,100,000 was outstanding on the Line of Credit at an interest rate of 2.5%.

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

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($4,100,000 of which is outstanding as of September 30, 2016) or short-term bridge loans, we do not have any additional sources of working capital.

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

During the first nine months of 2016, we adopted the following new accounting pronouncements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2016, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Dated: November 14, 2016

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)