Form 10-K
period 2016-12-31
OMNICOMM SYSTEMS INC
filed 2017-03-28
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-25203
________________

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2016	92,861,703	$19,500,958

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 27, 2017	Common Stock, $0.001 par value per share	147,770,249

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2017 Annual Meeting of Stockholders to be held on June 22, 2017 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I.

ITEM 1.         BUSINESS

This business section and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements that involve risk and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those set forth in “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report.  Reference to “us,” “we,” “our,” the “Company” means OmniComm Systems, Inc.® and our wholly owned subsidiaries OmniComm USA, Inc., OmniComm Ltd., OmniComm Europe GmbH, OmniComm Spain S.L. and OmniComm Systems B.V.

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

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. We continually increase the scope and quality of the products and services we offer.   During 2016 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges. In March 2015, we released TrialMaster version 4.2.1.  This release provides new capabilities to capture audit trail information for electronic source data, dramatic productivity enhancements in the automated generation of Study Data Tabulation Model (“SDTM”) datasets, the ability for sites in registry studies to export their own data, and over 100 other targeted enhancements. This release also contains performance improvements that allow TrialMaster to effortlessly support the industry’s largest studies. This new release also provides the platform for major new areas of functionality.

Key facets of our strategy include:

●

Scope Expansion – We plan to continue expanding the scope of services and products offered within the eClinical product spectrum via organic product and service development, through strategic partnerships and relationships and through the selective use of acquisitions;

●

Customer Base Expansion – We will seek to expand the customer base for our existing set of eClinical Solutions and intend to design complementary solutions that will allow us to expand the universe of clients that we service; and

●	Diversification – We intend to continue to diversify our revenue and customer base in order to avoid over-concentration of our business on any solution or product set or client-base.

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

We believe TrialMaster has a number of competitive strengths when compared to other EDC products. A key differentiator is that the rule checks described above are implemented using JavaScript, giving a highly-responsive user experience. For example, if a medication is marked as “continuing,” the stop date field can be immediately disabled, preventing inconsistent data from being entered. Additionally, TrialMaster has an intuitive user interface, easy navigation, and robust tools for monitoring and tracking the state of the data at any time. Finally, TrialMaster has open Application Programming Interfaces (“API”) that allow other clinical trial applications to send data to and receive data from TrialMaster over the internet. For example, laboratory data can be transmitted and loaded automatically, while an external project management system could inquire about how many patients were enrolled in a particular TrialMaster study and update a summary table accordingly.

TrialMaster has an integrated electronic learning system, a comprehensive set of standard reports and integrated ad-hoc reporting using a sophisticated business intelligence tool called LogiXML®.  TrialMaster allows the collected data to be extracted in a variety of standard formats, such as database tables, comma-delimited files, and SAS® datasets. The latest release also allows the data to be extracted in an industry-standard format called SDTM, simply by defining mappings between the input and output data structures. We believe this feature can save our customers considerable programming time.

It is standard practice to monitor all the data in the EDC system against the source medical records, an activity called Source Document Verification (“SDV”). In 2011, the FDA issued draft guidance stating, among other things, that it was no longer necessary to perform 100% SDV, providing the data selection was part of a risk-based monitoring plan. TrialMaster includes a facility called “dynamic monitoring,” which allows organizations conducting clinical trials to select a subset of data for SDV based on a configurable, statistical algorithm. This capability allows TrialMaster customers to save significant costs in the conduct of clinical trials, since monitoring activities typically consume 30% of the total costs for a trial.

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

TrialMaster Archive allows us to provide human and machine readable copies of the data when a clinical study has been completed. The human-readable format consists of PDF files that represent the data exactly as it was displayed on the interactive web pages.  These are delivered to the client via CD in a read-only format, affording our clients and the FDA the ability to review clinical trial data by trial, site, patient, visit and form. Trial sponsors receive a CD with data for all sites including final data exports in the formats their TrialMaster study used.   The TrialMaster Archive also includes an optional Submission Module, which creates a casebook containing PDF formatted copies of all case report forms (“CRF”) in FDA submission format.  This casebook is fully tabbed and bookmarked making it easy to find and view particular CRFs.

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

Subject Recruitment and Screening

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

Scheduler

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

Sample Tracking

TrialOne allows customers to completely automate their site’s laboratory. Samples can be tracked and batched while alarms and information can be configured specific to each sample. Dispatch lists and labels are automatically produced for shipment of samples to the central laboratory. Data is then received back electronically into the TrialOne database.

Direct Data Capture (“DDC”)

The DDC module allows capture of real-time data for screening or study at data collection stations, bed-side or roaming.  The system allows for the collection of data online, over an intranet or internet using a desktop, notebook, or tablet PC.  Using a library of custom drivers the DDC module can collect vital signs or other biologic data directly from devices and/or instrumentation.  As with later phase applications the system can clean data at the point of collection with real-time validation edit checks while enhancing protocol compliance via schedule-driven workflows.  Working with the Subject Recruitment and Screening module the system seamlessly maps data to the recruitment database for future criteria searches.  Automation and authentication checks are maintained using a full array of barcode and scanner support for all aspects of the clinic including subject IDs, sample labeling and event tracking.

Ad Hoc Reporting

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

Study Life Cycle™

System access control is managed based on user ID and password. For each user or user group, access rights are conﬁgured in detail with 4 levels of access; none, read, write, and admin that can be speciﬁed for each menu function, clinical trial, and study center. For multi-center trials, access rights can be conﬁgured easily to match the roles of the trial staff in the different centers while limiting access to only subjects belonging to the user’s own center. Promasys supports the execution of Good Clinical Practice (“GCP”) compliant clinical trials with the Study Life Cycle™, the quality engine of the system that divides a clinical trial in 7 distinct phases. The Study Life Cycle™ dynamically adjusts the access rights of users when a trial moves from one phase to the next. In this way, the quality of the trial is supported and the integrity of the data is assured, without the need for user intervention.

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

Support

We have a multi-national organization to support our applications worldwide. We offer 24 by 7 support to our customers and their investigator sites through multi-lingual help desks located in our Fort Lauderdale, FL and Bonn, Germany offices.

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

●

Custom Configuration.  Our EDC and eClinical platforms are flexible and allow for major reconfiguration.  Each trial can be designed to suit the specific client workflows and trial design.  Our eClinical Products include a clinical trial management system (“CTMS”), drug supply, safety and randomization options that can simplify the trial management experience.

●

System Integration. We help our clients integrate our EDC solutions with existing systems or external systems (Patient Diaries, Medical Devices and Labs, etc.).  We analyze the client’s legacy systems and data management needs in order to decide how to most efficiently integrate EDC.

●

SOPs and implementation assistance.  Our client services and support personnel can be engaged to write an implementation plan designed to effectively integrate with our EDC solutions.  We can also write standard operating procedures (“SOPs”) to help client staff clearly understand their roles in using our eClinical Products to conduct trial activities.  We can also analyze and document business processes to determine where greater operating efficiency may be gained.

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

License Agreement

DataSci, LLC

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until the expiration of the Licensed Patent on May 12, 2018 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). We anticipate that the annual royalties will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2017 - until expiration of the Licensed Patent - $450,000 per year. The Settlement and Licensing Agreement and the amendment thereto (described below) can be terminated on thirty (30) days’ notice by the licensor if we are in default on our obligations thereunder and fail to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.   The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant is exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, deemed to be on the termination date of the Settlement and Licensing Agreement on May 12, 2018.

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

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, clinical research organizations (“CROs”) and other entities engaged in clinical trials. As of December 31, 2016, we had approximately 120 customers, including 2 of the top 10 global pharmaceutical companies, 5 of the top 10 CROs and 2 of the top biotechnology companies, measured by revenue. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Covance	Contract Research Organization
Cromsource	Contract Research Organization
Eli Lilly	Pharmaceutical
New York Medical Center	Academic Medical
Pfizer	Pharmaceutical
PPD	Contract Research Organization
Quintiles	Contract Research Organization
Saint Jude’s Children’s Hospital	Medical Research

Our top five customers accounted for approximately 37% of our revenues during the year ended December 31, 2016 and approximately 34% of our revenues during the year ended December 31, 2015.  One customer accounted for approximately 16% of our revenues during the year ended December 31, 2016.  One customer accounted for approximately 16% of our revenues during the year ended December 31, 2015.

Our international customers, principally located in Europe and East Asia, accounted for approximately 17% of our total revenues for the year ended December 31, 2016 and 16% of our total revenues for the year ended December 31, 2015.

Two customers each individually accounted for approximately 11% of our accounts receivables as of December 31, 2016.  One customer accounted for approximately 16% of our accounts receivable as of December 31, 2015.

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our Company and eClinical Products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2016, we had 20 employees and consultants in sales and marketing.

Our efforts during 2017 will include increasing the number of sales personnel and sales support staff employed in the United States, Europe and East Asia, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

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

The Company spent $2,598,962 during the year ended December 31, 2016 and $2,639,577 during the year ended December 31, 2015 on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of our eClinical Solutions to keep our technology at the cutting edge in the markets in which we compete.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States and abroad, and have filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “OmniComm Systems,” “TrialMaster,” “TrialBuilder,” “TrialExplorer,” “OmniCloud,” “Promasys” and “TrialOne.”  These legal protections afford only limited protection for our technology. Our agreements with employees, consultants and others who participate in development activities could be breached.  However, due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

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

In addition to the aforementioned regulations and regulatory guidance, the FDA has developed regulations and regulatory guidance concerning electronic records and electronic signatures. The regulations, codified as 21 CFR Part 11, are interpreted for clinical trials in a guidance document titled Computerized Systems Used in Clinical Investigations. This regulatory guidance stipulates that computerized systems used to capture or manage clinical trial data must meet certain standards for attributability, accuracy, retrievability, completeness, originality, traceability, inspectability, validity, security and dependability. Other guidance documents have been issued that also help in the interpretation of 21 CFR Part 11.

Regulation of the use and disclosure of personal medical information is complex and growing. Federal legislation in the United States, known as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes a number of requirements on the use and disclosure of "protected health information" which is individually identifiable, including standards for the use and disclosure by the health care facilities and providers who are involved in clinical trials. HIPAA also imposes on these healthcare facilities and providers standards to assure the confidentiality of health information stored or processed electronically, including a series of administrative, technical and physical security procedures. This may affect us in several ways. Many users of our products and services are directly regulated under HIPAA and, to the extent our products cannot be utilized in a manner that is consistent with the users' HIPAA compliance requirements, our products will likely not be selected. In addition, we may be directly affected by HIPAA and similar state, federal and foreign privacy laws. Under HIPAA, to the extent we perform functions or activities on behalf of customers that are directly regulated by such medical privacy laws, such customers may be required to obtain satisfactory assurance, in the form of a written agreement that we will comply with a number of the same HIPAA requirements.

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

Employees

As of December 31, 2016 we employed approximately 130 employees and consultants Company-wide as follows: 59 out of our headquarters in Fort Lauderdale, Florida, 10 out of a regional operating office in Somerset, New Jersey and 24 in remote locations throughout the United States and Canada.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 17 in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 12 in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in Leiden, the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

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

WE HAVE A HISTORY OF LOSSES, A LARGE ACCUMULATED DEFICIT AND ANTICIPATE FUTURE LOSSES. WE MAY BE UNABLE TO ACHEIVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have incurred significant losses since we began doing business. At December 31, 2016, we had an accumulated deficit of approximately $75,291,037 and a working capital deficit of approximately $9,336,792.  We expect our operating cash flows to improve in 2017, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen.  While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS COULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO PAY OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2016, we had outstanding borrowings of $10,992,500 of principal amount, of which:

●	$50,000, at 10% interest, was due June 2004. We are in default in the payment of principal and accrued interest;
●	$2,700,000 at 2.75% interest is due in February 2018;
●	$150,000 at 10% interest is due in April 2018;
●	$300,000 at 12% interest is due in April 2018;
●	$450,000 at 12% interest is due in April 2019;
●	$2,190,000 at 10% interest is due in April 2020; and
●	$5,152,500 at 12% interest is due in April 2020.

No assurance can be given that the holder of the $50,000 in principal amount 10% Convertible Notes will not seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations.  If we are unable to meet our financial obligations, the holder could obtain a judgment against us in the amount of the borrowings and foreclose on our assets.  Such foreclosure would materially and adversely affect our ability to conduct our business.

WE HAVE HISTORICALLY NEEDED AND POTENTIALLY MAY NEED ADDITIONAL FINANCING TO MEET OPERATING EXPENSES, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN EXISTING STOCKHOLDERS.

Our plan of operations going forward may require us to raise additional capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $10,992,500. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

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

A SYSTEM FAILURE COULD RESULT IN SIGNIFICANTLY REDUCED REVENUES.

We host our services, serve our customers and support our operations primarily from a co-location data center located in Cincinnati, Ohio, which is operated in conjunction with co-location services from CyrusOne. We also maintain a co-location facility in Fort Lauderdale, Florida which also serves as a back-up facility for purposes of disaster recovery, and a co-location facility in Frankfurt, Germany. We do not have control over the operations of these facilities. Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service.  These facilities and our customers’ clinical trial data could also be subject to and affected by computer viruses, electronic break-ins, intentional acts of vandalism or other similar disruptions or misconduct.  Our users depend on Internet service providers, online service providers and other web site operators for access to our products.  Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Further, our co-location facilities and systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and/or power failure, cyber security attacks, terrorist attacks, break-ins, hurricanes, earthquake and similar events. Regionalized power loss caused by hurricanes or other storms if occurring over a long period of time, a decision to close the co-location facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services and adversely impact our ability to service our clients.   Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

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

We currently have international office locations and business operations in Southampton, England, Leiden, the Netherlands and Bonn, Germany, and international customers principally located in Europe and East Asia accounted for 17% of total revenues for the year ended December 31, 2016 and 16% of total revenues for the year ended December 31, 2015.  International operations are subject to inherent risks. These risks include:

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

If the Company’s employees, joint ventures, partners, third-party sales representatives or other agents are found to have engaged in such practices, the Company could suffer severe penalties, including criminal and civil penalties, disgorgement and other remedial measures, including further changes or enhancements to its procedures, policies and controls, as well as potential personnel changes and disciplinary actions. Although the Company does not believe it is currently a target in any enforcement action, any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could have an adverse impact on the Company’s business, financial condition and results of operations.

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

The clinical trial process is subject to extensive and strict regulation by the U.S. Food and Drug Administration and other regulatory authorities worldwide. Our software products, services and hosted solutions are also subject to state, federal and foreign regulations. Demand for our solutions is largely a function of such government regulation, which is generally increasing at the state and federal levels in the United States and elsewhere, and subject to change at any time. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could have a material adverse effect on the demand for our solutions. For example, proposals to place caps on drug prices could limit the profitability of existing or planned drug development programs, making investment in new drugs and therapies less attractive to pharmaceutical companies. Similarly, the requirements in the United States, the European Union and elsewhere to create a detailed registry of all clinical trials could have an impact on customers’ willingness to perform certain clinical studies. Likewise, a proposal for government-funded universal health care could subject expenditures for health care to governmental budget constraints and limits on spending. In addition, the uncertainty surrounding the possible adoption and impact on health care of any Good Clinical Practice reforms could cause our customers to delay planned research and development (“R&D”) until some of these uncertainties are resolved. Until the new legislative agenda is finalized and enacted, it is not possible to determine the impact of any such changes.

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

IF OUR LICENSE TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS IS TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS.

We are dependent on a license agreement, as amended, relating to our current and possibly proposed products pursuant to which we obtained certain rights under intellectual property rights of a third party. This license agreement, and amendment thereto, can be terminated on thirty (30) days’ notice by the licensor if we are in default on our obligations under the license agreement, as amended, and fail to cure such default within the thirty (30) day period after notice is provided. The license imposes commercialization, certain sublicensing, payments, royalty, insurance, confidentiality, restrictions and other obligations on us. Our failure, or any third party's failure, to comply with the terms of this license agreement and amendment thereto could result in our losing our rights to the license, which could result in our being unable to develop or sell our products.

WE DEPEND PRIMARILY ON THE PHARMACEUTICAL, BIOTECHNOLOGY AND MEDICAL DEVICE INDUSTRIES AND ARE THEREFORE SUBJECT TO RISKS RELATING TO CHANGES IN THESE INDUSTRIES.

Our business depends on the clinical trials conducted or sponsored by pharmaceutical, biotechnology, CRO and medical device companies and other entities conducting clinical research. General economic downturns, increased consolidation or decreased competition in the industries in which these companies operate could result in fewer products under development or decreased pressure to accelerate product approval which, in turn, could materially adversely impact our revenues. Our operating results may also be adversely impacted by other developments that affect these industries generally, including:

●	the introduction or adoption of new technologies or products;
●	changes in third-party reimbursement practices;
●	changes in government regulation or governmental price controls;
●	changes in medical practices;
●	the assertion of product liability claims; and
●	changes in general business conditions.

Any decrease in R&D expenditures or in the size, scope or frequency of clinical trials conducted or sponsored by pharmaceutical, biotechnology, CRO or medical device companies or other entities as a result of the foregoing or other factors could materially adversely affect our operations or financial condition.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 37% of our revenues for the year ended December 31, 2016 and approximately 34% of our revenues for the year ended December 31, 2015.  One customer accounted for 16% of our revenues for the year ended December31, 2016 or approximately $4,167,000.  One customer accounted for 16% of our revenues for the year ended December 31, 2015, or approximately $3,237,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

At March 27, 2017, we had 147,770,249 shares of common stock issued and outstanding and 48,075,000 shares are issuable (i) upon the conversion of  convertible debt, (ii) for accrued interest, and (ii) upon the exercise of warrants and options.  Of the issued shares, 72,502,004 shares, including all shares held by our “affiliates”, are subject to the restrictions set forth in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), and 75,268,245 shares are freely transferable without restriction or registration under the Securities Act.  In general, Rule 144 permits a shareholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, shareholders other than our officers, directors or 5% or greater shareholders who have owned their shares for at least six months may sell them without the volume limitation.

We may also issue our shares of common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND THE CONVERSION OF OUTSTANDING CONVERTIBLE DEBENTURES WILL BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

As of March 27, 2017, we had a total of 48,075,000 shares of our common stock issuable upon conversion or exercise of options, warrants and convertible debt and payment of accrued interest.  The issuance of our common stock upon the exercise and/or the conversion of these convertible securities and the payment of accrued interest will have a dilutive effect on our existing stockholders.

THE 250,000 SHARES OF SERIES D PREFERRED STOCK ISSUED IN 2010 PROVIDE SUPER-VOTING RIGHTS THAT RESULTED IN A CHANGE OF CONTROL OF THE CORPORATION.

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

CORNELIS F. WIT, CHIEF EXECUTIVE OFFICER AND DIRECTOR, CONTROLS APPROXIMATELY 60% OF OUR OUTSTANDING VOTING SECURITIES. THIS CONCENTRATION OF OWNERSHIP MAY HAVE AN EFFECT ON MATTERS REQUIRING THE APPROVAL OF OUR STOCKHOLDERS, INCLUDING TRANSACTIONS THAT ARE OTHERWISE FAVORABLE TO OUR STOCKHOLDERS.

As of March 27, 2017, Cornelis F. Wit, our Chief Executive Officer, director and largest stockholder, owned approximately 60% of our outstanding voting securities. This majority ownership of voting securities may delay, deter or prevent a change in control and, given Mr. Wit’s ability to control the outcome of certain matters requiring stockholder approval, may make some transactions more difficult or impossible to complete without the support of Mr. Wit, regardless of the impact of such transaction on our other stockholders.

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

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR COMMON STOCKHOLDERS.

Provisions of our Certificate of Incorporation and By-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 250,000 shares are issued and outstanding as of March 27, 2017.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2016 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of lease
Fort Lauderdale, Florida	Corporate headquarters	14,825 square feet	February 2023
Somerset, New Jersey	Office space	3,287 square feet	March 2021
Bonn, Germany	European headquarters	3,714 square feet	July 2017
Southampton, United Kingdom	Office space	1,415 square feet	September 2017
Leiden, the Netherlands	Office space	285 square feet	October 2018

Our principal executive offices are located in commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.   Our annual payment under this lease is approximately $407,000.

We have a regional operating office located in commercial office space at 399 Campus Drive, Somerset, New Jersey.  Our annual payment under this lease is approximately $53,000.

Our European headquarters are located in commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  Our annual payment under this lease is approximately 59,000 Euros or approximately $62,000.

We have a research and product development office in the UK for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. Our annual payment under this lease is approximately 44,000 British Pounds or approximately $55,000.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. Our annual payment under this lease is approximately 5,100 Euros or approximately $5,400.

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

	High	Low
Fiscal 2016
1st Quarter	$0.26	$0.18
2nd Quarter	$0.26	$0.16
3rd Quarter	$0.25	$0.14
4th Quarter	$0.24	$0.19

Fiscal 2015
1st Quarter	$0.31	$0.27
2nd Quarter	$0.29	$0.17
3rd Quarter	$0.22	$0.17
4th Quarter	$0.25	$0.15

On March 24, 2017 the closing price of our common stock as reported on the OTCQX Marketplace was $0.21. At March 27, 2017 we had approximately 400 stockholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Additionally, pursuant to the terms of the Company’s 5% Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2016, the accrued and unpaid dividends on the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were $2,081,980.

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

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations (“CROs”), and other clinical trial sponsors worldwide. Our proprietary EDC and eClinical software applications, TrialMaster®; TrialOne®; Promasys®; and eClinical Suite™ (the “eClinical Products” or “eClinical Solutions”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2016 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Broadening our eClinical suite of services and software applications on an organic basis and on a selective basis via the acquisition or licensing of complementary solutions;
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in those geographic markets;

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors and CROs as we continue expanding our marketing and sales efforts during 2017.

The Year ended December 31, 2016 compared to the Year ended December 31, 2015

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2016 and December 31, 2015 is included in the table below.

Summarized Statement of Operations
For the year ended
December 31,
		% of		% of	$	%
	2016	Revenues	2015	Revenues	Change	Change
Total revenues	$25,419,510		$20,710,837		$4,708,673	22.7%

Cost of goods sold	5,374,832	21.1%	4,447,581	21.5%	927,251	20.8%

Gross margin	20,044,678	78.9%	16,263,256	78.5%	3,781,422	23.3%

Salaries, benefits and related taxes	11,383,727	44.8%	10,602,686	51.2%	781,041	7.4%
Rent	1,071,363	4.2%	972,862	4.7%	98,501	10.1%
Consulting services	185,340	0.7%	253,626	1.2%	(68,286)	-26.9%
Legal and professional fees	364,859	1.4%	415,834	2.0%	(50,975)	-12.3%
Other expenses	1,411,384	5.6%	1,235,253	6.0%	176,131	14.3%
Selling, general and administrative	1,462,774	5.8%	1,530,765	7.4%	(67,991)	-4.4%
Total operating expenses	15,879,447	62.5%	15,011,026	72.5%	868,421	5.8%

Operating income/(loss)	4,165,231	16.4%	1,252,230	6.0%	2,913,001	232.6%

Interest expense	(1,339,902)	-5.3%	(2,733,769)	-13.2%	1,393,867	51.0%
Interest income	2	0.0%	4	0.0%	(2)	-50.0%
Change in derivatives	(2,657,910)	-10.5%	4,525,798	21.9%	(7,183,708)	-158.7%
Impairment of goodwill	-0-	0.0%	(536,285)	-2.6%	536,285	100.0%
Other income/(expense)	-0-	0.0%	124,373	0.6%	(124,373)	-100.0%
Transaction gain/(loss)	(64,472)	-0.3%	(70,706)	-0.3%	6,234	8.8%

Income/(loss) before income taxes and dividends	102,949	0.4%	2,561,645	12.4%	(2,458,696)	-96.0%
Income tax (expense)	(1,069)	0.0%	24,739	0.1%	(25,808)	-104.3%
Net income/(loss)	101,880	0.4%	2,586,384	12.5%	(2,484,504)	-96.1%

Total preferred stock dividends	-0-	0.0%	(181,886)	-0.9%	181,886	100.0%

Net income/(loss) attributable to common stockholders	$101,880	0.4%	$2,404,498	11.6%	$(2,302,618)	-95.8%

Revenues for the year ended December 31, 2016 increased 22.7% from the year ended December 31, 2015. The table below provides a comparison of our recognized revenues for the years ended December 31, 2016 and December 31, 2015.

	For the year ended
Revenue activity	December 31, 2016		December 31, 2015		$ Change	% Change
Set-up fees	$6,658,987	26.2%	$6,649,762	32.1%	$9,225	0.1%
Change orders	1,212,153	4.8%	846,464	4.0%	365,689	43.2%
Maintenance	4,803,171	18.9%	5,107,764	24.7%	(304,593)	-6.0%
Software licenses	7,885,023	31.0%	3,975,549	19.2%	3,909,474	98.3%
Professional services	3,843,641	15.1%	3,145,883	15.2%	697,758	22.2%
Hosting	1,016,535	4.0%	985,415	4.8%	31,120	3.2%
Total	$25,419,510	100.0%	$20,710,837	100.0%	$4,708,673	22.7%

Overall Revenue increased by approximately $4.7 Million or 22.7% for the year ended December 31, 2016 compared to the year ended December 31, 2015. This is primarily the result of increases in software licenses, professional services and change orders.

We recorded revenue of $19,865,619, including $6,658,987 from set-up fees, $6,212,624 from licensing and $3,133,648 from maintenance, associated with our TrialMaster software during the year ended December 31, 2016 compared to revenue of $14,244,173, including $6,649,762 from set-up fees, $1,411,995 from licensing, and $3,155,613 from maintenance, for the year ended December 31, 2015.  The increase in revenue is primarily the result of increased business from both new and existing clients.

We recorded revenue of $3,003,712 associated with our TrialOne software for the year ended December 31, 2016 compared to revenue of $3,711,593 for the year ended December 31, 2015.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services since the software is currently primarily sold under a technology transfer basis.

We recorded revenue of $1,548,124 associated with our eClinical Suite software for the year ended December 31, 2016 compared to revenue of $1,788,075 for the year ended December 31, 2015.  The eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $243,267 in revenues from hosting activities and $1,104,346 in maintenance associated with the eClinical Suite for the year ended December 31, 2016 as compared to $263,017 and $1,244,906, respectively, for the year ended December 31, 2015.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded revenue of $654,804, including $193,475 from licensing and $324,251 from maintenance, associated with our Promasys software for the year ended December 31, 2016 compared to revenue of $788,807, including $249,465 from licensing and $371,632 from maintenance, for the year ended December 31, 2015.

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

Our top five customers accounted for approximately 37% of our revenues during the year ended December 31, 2016 and approximately 34% of our revenues during the year ended December 31, 2015.  One customer accounted for approximately 16% of our revenues during the year ended December 31, 2016.   One customer accounted for approximately 16% of our revenues during the year ended December 31, 2015. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold increased approximately 21% or $927,251 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.  Cost of goods sold were approximately 21% of revenues for the year ended December 31, 2016 compared to approximately 22% for the year ended December 31, 2015. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and pass-through expenses. Cost of goods sold increased during the year ended December 31, 2016 primarily due to increases in pass-through expenses resulting from the successful procurement of new business.

Overall, total operating expenses increased approximately 6% for the year ended December 31, 2016 compared to the year ended December 31, 2015.  Total operating expenses were approximately 63% of revenues during the year ended December 31, 2016 compared to approximately 73% of revenues for the year ended December 31, 2015. Operating expenses increased during the year ended December 31, 2016 primarily due to increases in salary and related expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the year ended December 31, 2016 compared to 71% of total operating expenses for the year ended December 31, 2015.  Salaries and related expenses increased 7.4% for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase in salary expense is primarily related to increases in headcount resulting from the successful procurement of new business.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
	December 31, 2016	December 31, 2015	$ Change	% Change
OmniComm corporate operations	$7,859,534	$7,198,823	$660,711	9.2%
New Jersey operations office	1,005,264	924,425	80,839	8.7%
OmniComm Europe, GmbH	674,312	701,311	(26,999)	-3.8%
OmniComm Ltd.	766,354	853,500	(87,146)	-10.2%
OmniComm Spain S.L.	308,689	149,177	159,512	106.9%
OmniComm Systems B.V.	547,270	530,367	16,903	3.2%
Employee stock compensation	222,304	245,083	(22,779)	-9.3%
Total salaries and related expenses	$11,383,727	$10,602,686	$781,041	7.4%

As of December 31, 2016, we employed approximately 130 employees and consultants Company-wide as follows: 59 out of our headquarters in Fort Lauderdale, Florida, 10 out of a regional operating office in Somerset, New Jersey and 24 in remote locations throughout the United States and Canada.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 17 in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 12 in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in Leiden, the Netherlands and 2 in Japan. We expect to continue to selectively add experienced sales and marketing personnel over the next year in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as internationally.

During the year ended December 31, 2016 and the year ended December 31, 2015 we incurred $222,304 and $245,083, respectively, in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by 10.1% during the year ended December 31, 2016 as compared to the year ended December 31, 2015.  The table below details the significant portions of our rent expense.  In particular, the increase in 2016 is associated with increases in straight line rent and rent expenses for our co-location facilities.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  In 2015 we added a co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2017.  We currently lease office space for a regional operating office in Somerset, New Jersey under a lease that expires in March 2021.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017.  Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale, Florida corporate office lease expires in February 2023.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent for the year ended December 31, 2016 was $78,405 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	For the year ended
	December 31, 2016	December 31, 2015	$ Change	% Change
Corporate office	$312,884	$350,798	$(37,914)	-10.8%
Co-location and disaster recovery facilities	474,369	439,439	34,930	7.9%
New Jersey operations office	53,414	55,669	(2,255)	-4.1%
OmniComm Europe, GmbH	78,651	76,262	2,389	3.1%
OmniComm Ltd.	59,953	65,587	(5,634)	-8.6%
OmniComm Spain S.L.	6,613	6,640	(27)	-0.4%
OmniComm Systems B.V.	7,074	7,050	24	0.3%
Straight-line rent expense	78,405	(28,583)	106,988	374.3%
Total	$1,071,363	$972,862	$98,501	10.1%

Consulting services expense decreased to $185,340 for the year ended December 31, 2016 compared to $253,626 for the year ended December 31, 2015, a decrease of $68,286 or 26.9%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development were lower for the year ended December 31, 2016 as we limited the utilization of the services of third-party sources for this work. Consulting fees for sales and marketing were higher for the year ended December 31, 2016 as we increased the utilization of the services of third-party sources for this work.

	For the year ended
Expense Category	December 31, 2016	December 31, 2015	$ Change	% Change
Sales and marketing	$118,500	$32,640	$85,860	263.1%
Product development	66,840	220,986	(154,146)	-69.8%
Total	$185,340	$253,626	$(68,286)	-26.9%

Legal and professional fees decreased 12.3% for the year ended December 31, 2016 compared to the year ended December 31, 2015. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings, fees paid to investment bankers for investor relations and related services, and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2016 and December 31, 2015, respectively.

	For the year ended
Expense Category	December 31, 2016	December 31, 2015	$ Change	% Change
Financial advisory	$-0-	$53,529	$(53,529)	-100.0%
Audit and related	50,143	61,178	(11,035)	-18.0%
Accounting services	180,389	164,289	16,100	9.8%
Legal-employment related	16,943	39,644	(22,701)	-57.3%
Legal-financial related	84,425	64,874	19,551	30.1%
General legal	32,959	32,320	639	2.0%
Total	$364,859	$415,834	$(50,975)	-12.3%

Selling, general and administrative expenses (“SG&A”) decreased approximately 4% for the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease is primarily due to a decrease in our license expense. During the year ended December 31, 2016 we recorded $94,129 in license fees associated with our license agreement with DataSci, LLC compared to $244,747 during the year ended December 31, 2015. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Leiden, the Netherlands and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising as compared to approximately $635,000 in 2015. We expect that the 2017 marketing, sales and advertising expenses will be approximately $900,000 as we plan to increase our attendance at tradeshows and our marketing efforts worldwide.

During the year ended December 31, 2016 we recognized $132,767 in bad debt expense compared to bad debt expense of $14,939 for the year ended December 31, 2015.  During 2016, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2017.

Interest expense was $1,339,902 during the year ended December 31, 2016 compared to $2,733,769 for the year ended December 31, 2015, a decrease of $1,393,867.  Interest incurred to related parties was $918,189 during the year ended December 31, 2016 and $2,434,101 for the year ended December 31, 2015.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we entered into.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2016 and December 31, 2015.

	For the year ended
Debt Description	December 31, 2016	December 31, 2015	$ Change	% Change
Accretion of discount from derivatives	$158,068	$611,089	$(453,021)	-74.1%
August 2008 convertible notes	192,526	192,000	526	0.3%
December 2008 convertible notes	546,980	591,260	(44,280)	-7.5%
September 2009 secured convertible debentures	87,238	137,285	(50,047)	-36.5%
December 2009 convertible debentures	-0-	158,032	(158,032)	-100.0%
General interest	193,212	202,065	(8,853)	-4.4%
Related party notes payable	161,878	842,038	(680,160)	-80.8%
Total	$1,339,902	$2,733,769	$(1,393,867)	-51.0%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short-term and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2016 and 2015 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt and warrants that occurred during fiscal 2008 and 2009 and warrants associated with the issuance of promissory notes.  We recorded a net unrealized loss of $2,687,018 during the year ended December 31, 2016 compared to a net unrealized gain of $4,495,923 during the year ended December 31, 2015.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt was issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  This non-cash loss has materially impacted our results of operations during the year ended December 31, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $181,886 in its 5% Series A Preferred Stock dividends for the years ended December 31, 2016 and December 31, 2015, respectively.  As of December 31, 2016, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2016, we had working capital deficit of approximately $9,336,792.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	December 31, 2016	December 31, 2015	$ Change	% Change
Cash	$1,439,332	$835,219	$604,113	72.3%
Accounts receivable, net of allowance for doubtful accounts	5,455,210	4,092,472	1,362,738	33.3%
Prepaid expenses	195,915	170,173	25,742	15.1%
Prepaid stock compensation, current portion	148,422	175,858	(27,436)	-15.6%
Other current assets	35,055	14,351	20,704	144.3%
Current assets	7,273,934	5,288,073	1,985,861	37.6%

Accounts payable and accrued expenses	2,123,073	1,957,270	165,803	8.5%
Patent litigation settlement liability, current portion	862,500	962,500	(100,000)	-10.4%
Deferred revenue, current portion	7,250,061	7,054,614	195,447	2.8%
Convertible notes payable, current portion, net of discount	50,000	75,000	(25,000)	-33.3%
Conversion feature liability, related parties	1,740,278	535,835	1,204,443	224.8%
Conversion feature liability	585,452	365,408	220,044	60.2%
Warrant liability, related parties	2,519,614	1,353,786	1,165,828	86.1%
Warrant liability	1,479,748	561,137	918,611	163.7%
Current liabilities	16,610,726	12,865,550	3,745,176	29.1%

Working capital (deficit)	$(9,336,792)	$(7,577,477)	$(1,759,315)	-23.2%

Statement of Cash Flows Disclosure
	For the year ended
	December 31, 2016	December 31, 2015	$ Change	% Change
Net cash provided by/(used in) operating activities	$2,517,831	$656,915	$1,860,916	283.3%
Net cash provided by/(used in) investing activities	(260,378)	(450,707)	190,329	42.2%
Net cash provided by/(used in) financing activities	(1,615,500)	152,250	(1,767,750)	-1161.1%

Net increase/(decrease) in cash and cash equivalents	604,113	312,305	291,808	93.4%

Changes in operating accounts	(1,095,322)	914,797	(2,010,119)	-219.7%

Effect of non-cash transactions on cash and cash equivalents	$3,511,273	$(2,844,266)	$6,355,539	223.5%

Cash and Cash Equivalents

Cash and cash equivalents increased to $1,439,332 at December 31, 2016 from $835,219 at December 31, 2015. The increase is primarily comprised of net income of $101,880, offset by non-cash transactions of $3,511,273, changes in working capital accounts of ($1,095,322), investment activities of ($260,378) and financing transactions of ($1,615,500).

Capital Expenditures

We are not currently bound by any long-term or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $500,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2016:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,242,500	$-0-		$-0-		$450,000	(2)	$792,500	(3)
Convertible notes (1)	7,050,000	50,000	(4)	450,000	(5)	-0-		6,550,000	(6)
Lines of credit (7)	2,700,000	-0-		2,700,000		-0-		-0-
Operating lease obligations (8)	2,467,301	655,832		512,157		421,230		878,082	(9)
Patent licensing fees (10)	1,026,923	862,500		164,423		-0-		-0-
Total	$14,486,724	$1,568,332		$3,826,580		$871,230		$8,220,582

1.	Amounts do not include interest to be paid.
2.	Includes $450,000 of 12% notes payable that mature in April 2019.
3.	Includes $420,000 of 10% notes payable that mature in April 2020 and $372,500 of 12% notes payable that mature in April 2020.
4.	Includes $50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
5.	Includes $150,000 in 10% convertible notes that mature in April 2018 and $300,000 in 12% convertible notes that mature in April 2018.
6.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,780,000 in 12% convertible notes that mature in April 2020.
7.	Includes $2,700,000 due on the revolving Line of Credit with The Northern Trust Company.
8.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey,  our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands and our European headquarters in  Germany.

9.	Includes office lease obligations through 2023
10.	Relates to guaranteed minimum royalty payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

As of December 31, 2016, we were in default on principal and interest payments owed totaling $138,210 on our 10% Convertible Notes that were issued in 1999.

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

On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2016, $2,700,000 was outstanding on the Line of Credit at an interest rate of 2.75%.

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

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

On April 27, 2015, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 30, 2015, the Company and our Chief Operating Officer and President Stephen E. Johnson extended the maturity date of $25,000 of convertible debentures originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

On May 1, 2015 the Company paid $5,000 to Mr. Smith in exchange for $5,000 of convertible debentures originally issued in December 2008.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.  On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures originally issued to Mr. Veatch, in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

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

During the next twelve months we expect debt in the aggregate amount of $50,000 to mature as follows:  $50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the historical losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, revolving Line of Credit in the amount of $5,000,000 from The Northern Trust Company (“Line of Credit”), current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital. In the event that the Line of Credit is called for any reason, Mr. Wit has pledged to replace the borrowing capacity under the Line of Credit with a promissory note that utilizes the same maturity date and interest rate as the Line of Credit.

In 2016 we repaid $1,500,000 on our Line of Credit. In 2015 we borrowed $200,000 under our Line of Credit. As of December 31, 2016, the Company had $2,700,000 in outstanding borrowings under its Line of Credit.

We may continue to require substantial funds to continue our research and product development activities and to market, sell and commercialize our technology. We may need to raise substantial additional capital to fund our future operations. Our capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by companies developing and commercializing new technologies; the progress of our research and product development activities; the rate of technological advances; determinations as to the commercial potential of our technology under development; the status of competitive technology; the establishment of collaborative relationships; the success of our sales and marketing programs; the cost of filing, prosecuting, defending and enforcing intellectual property rights; and other changes in economic, regulatory or competitive conditions in our planned business.  Estimates about the adequacy of funding for our activities are based upon certain assumptions, including assumptions that the research and product development programs relating to our technology can be conducted at projected costs and that progress towards broader commercialization of our technology will be timely and successful. There can be no assurance that changes in our research and product development plans or other events will not result in accelerated or unexpected expenditures.

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

REVENUE RECOGNITION POLICY

OmniComm’s revenue model is transaction-based and can be implemented either as an Application Service Provider (“ASP”) or licensed for implementation by a customer.  Revenues are derived from the set-up of clinical trial engagements; licensing arrangements, fees earned for hosting our clients’ data and projects, on-going maintenance fees incurred throughout the duration of an engagement; fees for report writing and project change orders.  The clinical trials that are conducted using our EDC Applications can last from a few months to several years.  Most of the fees associated with our product including post-setup customer support in the form of maintenance charges are recognized ratably over the term of clinical trial projects.  Cost of goods sold is primarily comprised of salaries and taxes and is expensed as incurred.

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

During fiscal 2016, we adopted the following new accounting pronouncements:

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

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", (“ASU 2016-08”), ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", (“ASU 2016-10”), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", (“ASU 2016-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on current estimates, we do not expect these provisions of these ASUs to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2016 to determine their impact, if any, on our financial statements.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, being December 31, 2016, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,” and “Stock Option Plan,” in our Proxy Statement for our 2017 Annual Meeting of Stockholders to be held on June 22, 2017 (the “Proxy Statement”).

ITEM 11.        EXECUTIVE COMPENSATION

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Executive Compensation” in the Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.  The information required by Item 201(d) of Regulation S-K is incorporated by reference from the information contained in the section captioned “Executive Compensation, Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Management” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Liggett & Webb, P.A. as our independent registered public accounting firm” in the Proxy Statement.

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

2.2	Amendment to Agreement and Plan of Reorganization dated November 3, 1998 (2)
2.3	Agreement and Plan of Merger (acquisition of Education Navigator, Inc. by OmniComm Systems, Inc.) dated June 26, 1998 (3)
3.1	Certificate of Incorporation (4)
3.2	Certificate of Merger (5)
3.3	Certificate of Amendment – Certificate of Incorporation (6)
3.4	Certificate of Designation – Series A Preferred Stock (7)
3.5	Certificate of Increase – Series A Preferred Stock (8)
3.6	Certificate of Designation –Series B Preferred Stock (9)
3.7	Certificate of Amendment – Certificate of Incorporation (10)
3.8	By-laws (11)
3.9	Certificate of Correction – Certificate of Designation – Series B Preferred Stock (12)
3.10	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (13)
3.11	Certificate of Amendment – Certificate of Incorporation (14)
3.12	Certificate of Designation – Series C Preferred Stock (15)
3.13	Certificate of Correction – Certificate of Designation – Series A Preferred Stock (16)
3.14	Certificate of Amendment – Certificate of Incorporation (17)
3.15	Certificate of Designation – Series D Preferred Stock (18)
3.16	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock (19)
3.17	Certificate of Amendment - Certificate of Incorporation (20)
4.1	Form of 10% Convertible Note (21)
4.2	Notice on requests for non-material agreements (22)
4.3	Promissory Note payable to The Northern Trust Company dated February 3, 2015 (23)
4.4	Pledge Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated February 3, 2015 (24)
4.5	Securities Account Control Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated February 3, 2015 (25)
10.1 Φ	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit dated June 1, 2002 (26)
10.2 Φ	Amendment to Employment Agreement between the Company and Cornelis F. Wit dated August 22, 2003 (27)
10.3 Φ	Employment Agreement between the Company and Randall G. Smith dated September 1, 2004 (28)
10.4

Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (29)

10.5 Φ	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006 (30)
10.6	Securities Purchase Agreement dated August 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (31)
10.7	Form of Debenture dated August 29, 2008 (32)
10.8	Form of Warrant dated August 29, 2008 (33)
10.9	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (34)
10.10	Form of Debenture dated December 16, 2008 (35)

10.11	Form of Warrant December 16, 2008 (36)
10.12	Settlement and Licensing Agreement with DataSci, LLC effective date April 2, 2009 (37)
10.13

Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (38)

10.14	First Amendment to Settlement and Licensing Agreement with DataSci, LLC dated June 22, 2009 (39)
10.15

Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (40)

10.16	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (41)
10.17	Form of Debenture dated September 30, 2009 (42)
10.18	Form of Warrant dated September 30, 2009 (43)
10.19	Form of Security Interest Agreement dated September 30, 2009 (44)
10.20	Securities Purchase Agreement dated December 31, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto (45)
10.21	Form of Debenture dated December 31, 2009 (46)
10.22	Form of Warrant dated December 31, 2009 (47)
10.23	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit (48)
10.24 Φ	2009 Equity Incentive Plan and form of stock option agreement relating thereto (49)
10.25 Φ	Form of Restricted Stock Agreement used for grants of restricted stock under the 2009 Equity Incentive Plan (50)
10.26	Amendment Number One to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated March 30, 2011 (51)
10.27	Amendment Number Two to Securities Purchase Agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated February 22, 2013 (52)
10.28	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013 (53)
10.29	Amendment Number Two to Securities Purchase Agreement between the Company and Richard & Carolyn Danzansky dated February 22, 2013 (54)
10.30	Amendment Number Two to Securities Purchase Agreement between the Company and Paul Spitzberg dated February 22, 2013 (55)
10.31	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013 (56)
10.32

Share Purchase Agreement (acquisition of Promasys B. V.) dated November 11, 2013 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.) (57)

10.33	Lease Agreement Office Accommodation (Leiden, the Netherlands, for Promasys B.V.) dated November 1, 2013 (58)
10.34	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated January 31, 2015 (59)
10.35	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Cornelis F. Wit dated January 31, 2015 (60)
10.36	Warrant agreement with Cornelis F. Wit dated January 31, 2015 (61)
10.37	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Leonard and Janine Epstein Revocable Trust dated April 1, 2015 (62)
10.38	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Richard & Carolyn Danzansky dated April 1, 2015 (63)
10.39	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Paul Spitzberg dated April 1, 2015 (64)
10.40	Pledgor Fee and Reimbursement Agreement with Cornelis F. Wit dated August 13, 2015 (65)
10.41	Third Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated September 16, 2010 (66)
10.42	Fourth Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated May 29, 2015 (67)
10.43	Lease Agreement (Monmouth Junction, New Jersey) dated August 12, 2009 (68)
10.44	First Amendment of Lease Agreement (Monmouth Junction, N.J.) dated February 28, 2013 (69)
10.45	Lease Agreement (Bonn, Germany) dated August 1, 2012 (70)
10.46	Lease Agreement (Southampton, United Kingdom) dated September 6, 2012 (71)
10.47 †	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes (72)
10.48 †	Form of Extension of Maturity Date of Convertible Debenture and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture (73)

10.49 †	Form of Extension of Maturity Date of Warrants and Schedule of Substantially Identical Extensions of Maturity Date of Warrants (74)
10.50	Warrant Termination Agreement with Cornelis F. Wit dated November 19, 2015 (75)
10.51 Φ	Amendment No. 2 to Executive Employment Agreement dated April 15, 2016 with Cornelis F. Wit (76)
10.52 Φ	Amendment No. 1 to Executive Employment Agreement dated April 15, 2016 with Stephen E. Johnson (77)
10.53 †	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants (78)
10.54	Lease Agreement (Somerset, N.J.) dated December 17, 2015 (79)
10.55 Φ	2016 Equity Incentive Plan and form of stock option agreement and form or restricted stock award agreement relating thereto (80)
10.56 Φ	Employment Agreement between the Company and Thomas E. Vickers dated March 14, 2017. (81)
10.57 Φ	Amendment No. 1 to Executive Employment Agreement between the Company and Randall G. Smith dated March 14, 2017. (82)
14	OmniComm Systems, Inc. Code of Ethics (83)
21	Subsidiaries of the Company*
23	Consent of Liggett & Webb, P.A., independent registered public accounting firm*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

1	Incorporated by reference to Exhibit 2 filed with our Report on Form 8-K dated March 3, 1999.
2	Incorporated by reference to Exhibit 2(c) filed with our Registration Statement on Form 10-SB dated December 22, 1998.
3	Incorporated by reference to Exhibit 2(c) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
4	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
5	Incorporated by reference to Exhibit 3.2 filed with our Form 10-K for the year ended December 31, 2015.
6	Incorporated by reference to Exhibit 4(a) filed with our amended Registration Statement on Form 10-SB dated July 27, 1999.
7	Incorporated by reference to Exhibit 4(b) filed with our amended Registration Statement on Form 10-SB dated August 25, 1999.
8	Incorporated by reference to Exhibit 4(c) filed with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
9	Incorporated by reference to Exhibit 4(D) filed with our amended Registration Statement on Form SB-2 dated September 17, 2001.
10	Incorporated by reference to Exhibit 4(E) filed with our Registration Statement on Form SB-2 dated December 27, 2001.
11	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
12	Incorporated by reference to Exhibit 3.9 filed with our Form 10-K for the year ended December 31, 2015.
13	Incorporated by reference to Exhibit 3.10 filed with our Form 10-K for the year ended December 31, 2015
14	Incorporated by reference to Exhibit 3.8 filed with our Form 10-KSB for the year ended December 31, 2002.
15	Incorporated by reference to Exhibit 3.9 filed with our Form 10-KSB for the year ended December 31, 2002.
16	Incorporated by reference to Exhibit 3.13 filed with our Form 10-K for the year ended December 31, 2015.
17	Incorporated by reference to Exhibit A of our Proxy Statement on Schedule 14A filed on June 16, 2009.
18	Incorporated by reference to Exhibit 3.10 filed with our Form 8-K dated November 30, 2010.
19	Incorporated by reference to Exhibit 3.11 filed with our Form 10-QSB for the period ended September 30, 2015.
20	Incorporated by reference to Exhibit 3.17 filed with our Form 10-Q for the period ended June 30, 2016.
21	Incorporated by reference to Exhibit 4.3 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003.
22	Incorporated by reference to Exhibit_4.2 filed with our Form 10-K for the year ended December 31, 2014.
23	Incorporated by reference to Exhibit 4.3 filed with our Form 10-K for the year ended December 31, 2014.
24	Incorporated by reference to Exhibit 4.4 filed with our Form 10-K for the year ended December 31, 2014.
25	Incorporated by reference to Exhibit 4.5 filed with our Form 10-K for the year ended December 31, 2014.
26	Incorporated by reference to Exhibit 10.7 filed with our Form 10-QSB for the period ended June 30, 2002.
27	Incorporated by reference to Exhibit 10.8 filed with our Registration Statement filed on Form SB-2 dated September 29, 2003.

28	Incorporated by reference to Exhibit 10.9 filed with our Form 10-QSB for the period ended September 30, 2004.
29	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended June 30, 2006.
30	Incorporated by reference to Exhibit 10.1 filed with our Form 10-QSB for the period ended September 30, 2006.
31	Incorporated by reference to Exhibit 10.7 filed with our Form 10-K for the year ended December 31, 2015.
32	Incorporated by reference to Exhibit 4.8 filed with our Form 10-K for the year ended December 31, 2008.
33	Incorporated by reference to Exhibit 4.9 filed with our Form 10-K for the year ended December 31, 2008.
34	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated December 17, 2008.
35	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated December 17, 2008.
36	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated December 17, 2008.
37	Incorporated by reference to Exhibit 10.13 filed with our Form 10-K for the year ended December 31, 2015.
38	Incorporated by reference to Exhibit 10.26 filed with our Form 8-K dated June 26, 2009.
39	Incorporated by reference to Exhibit 10.15 filed with our Form 10-K for the year ended December 31, 2015.
40	Incorporated by reference to Exhibit 10.29 filed with our Form 8-K dated August 4, 2009.
41	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated October 5, 2009.
42	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated October 5, 2009.
43	Incorporated by reference to Exhibit 10.3 filed with our Form 8-K dated October 5, 2009.
44	Incorporated by reference to Exhibit 10.4 filed with our Form 8-K dated October 5, 2009.
45	Incorporated by reference to Exhibit 10.22 filed with our Form 10-K for the year ended December 31, 2014.
46	Incorporated by reference to Exhibit 10.23 filed with our Form 10-K for the year ended December 31, 2014.
47	Incorporated by reference to Exhibit 10.24 filed with our Form 10-K for the year ended December 31, 2014.
48	Incorporated by reference to Exhibit 10.32 filed with our Form 8-K dated November 30, 2010.
49	Incorporated by reference to Exhibit B filed with our 2009 Proxy Statement on Schedule 14A dated June 16, 2009.
50	Incorporated by reference to Exhibit 10.76 filed with our Form 10-K for the year ended December 31, 2014.
51	Incorporated by reference to Exhibit 10.85 filed with our Form 10-Q for the period ended March 31, 2015.
52	Incorporated by reference to Exhibit 10.58 filed with our Form 10-K for the year ended December 31, 2012.
53	Incorporated by reference to Exhibit 10.59 filed with our Form 10-K for the year ended December 31, 2012.
54	Incorporated by reference to Exhibit 10.60 filed with our Form 10-K for the year ended December 31, 2012.
55	Incorporated by reference to Exhibit 10.61 filed with our Form 10-K for the year ended December 31, 2012.
56	Incorporated by reference to Exhibit 10.62 filed with our Form 10-K for the year ended December 31, 2012.
57	Incorporated by reference to Exhibit 10.71 filed with our Form 10-Q for the period ended September 30, 2013.
58	Incorporated by reference to Exhibit 10.72 filed with our Form 10-Q for the period ended September 30, 2013.
59	Incorporated by reference to Exhibit 10.67 filed with our Form 10-K for the year ended December 31, 2014.
60	Incorporated by reference to Exhibit 10.68 filed with our Form 10-K for the year ended December 31, 2014.
61	Incorporated by reference to Exhibit 10.72 filed with our Form 10-K for the year ended December 31, 2014.
62	Incorporated by reference to Exhibit 10.77 filed with our Form 10-Q for the period ended March 31, 2015.
63	Incorporated by reference to Exhibit 10.78 filed with our Form 10-Q for the period ended March 31, 2015.
64	Incorporated by reference to Exhibit 10.80 filed with our Form 10-Q for the period ended March 31, 2015.
65	Incorporated by reference to Exhibit 10.88 filed with our Form 10-Q for the period ended September 30, 2015.
66	Incorporated by reference to Exhibit 10.42 filed with our Form 10-K for the year ended December 31, 2015.
67	Incorporated by reference to Exhibit 10.43 filed with our Form 10-K for the year ended December 31, 2015.
68	Incorporated by reference to Exhibit 10.44 filed with our Form 10-K for the year ended December 31, 2015.
69	Incorporated by reference to Exhibit 10.45 filed with our Form 10-K for the year ended December 31, 2015.
70	Incorporated by reference to Exhibit 10.46 filed with our Form 10-K for the year ended December 31, 2015.
71	Incorporated by reference to Exhibit 10.47 filed with our Form 10-K for the year ended December 31, 2015.
72	Incorporated by reference to Exhibit 10.48 filed with our Form 10- Q for the period ended June 30, 2016.
73	Incorporated by reference to Exhibit 10.49 filed with our Form 10-Q for the period ended June 30, 2016.
74	Incorporated by reference to Exhibit 10.50 filed with our Form 10-K for the year ended December 31, 2015.
75	Incorporated by reference to Exhibit 10.51 filed with our Form 10-K for the year ended December 31, 2015.
76	Incorporated by reference to Exhibit 10.52 filed with our Form 10-Q for the period ended March 31, 2016.
77	Incorporated by reference to Exhibit 10.53 filed with our Form 10-Q for the period ended March 31, 2016.
78	Incorporated by reference to Exhibit 10.54 filed with our Form 10-Q for the period ended June 30, 2016.
79	Incorporated by reference to Exhibit 10.55 filed with our Form 10-Q for the period ended March 31, 2016.
80	Incorporated by reference to Exhibit A filed with our 2016 Proxy Statement on Schedule 14A filed on April 29, 2016.
81	Incorporated by reference to Exhibit 10.1 filed with our Form 8-K dated March 14, 2017.
82	Incorporated by reference to Exhibit 10.2 filed with our Form 8-K dated March 14, 2017.
83	Incorporated by reference to Exhibit 14 filed with our Form 10-Q for the period ended March 31, 2016.

* Filed herewith

**Furnished herewith

Φ Indicates a management contract or compensatory plan or arrangement

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

Dated: March 28, 2017

OMNICOMM SYSTEMS, INC.

	By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer

	By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Chief (Principal) Executive Officer and Director	March 28, 2017
Cornelis F. Wit

/s/ Randall G. Smith	Chairman, Chief Technology Officer	March 28, 2017
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and Financial Officer	March 28, 2017
Thomas E. Vickers

/s/ Robert C. Schweitzer	Director	March 28, 2017
Robert C. Schweitzer

/s/ Adam F. Cohen	Director	March 28, 2017
Adam F. Cohen

/s/ Gary A. Shangold	Director	March 28, 2017
Gary A. Shangold

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

OmniComm Systems, Inc.

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations and comprehensive income, changes in shareholders deficit and cash flows for the two years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of OmniComm Systems, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 28, 2017

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$1,439,332	$835,219
Accounts receivable, net of allowance for doubtful accounts of $179,813 and $116,834, respectively	5,455,210	4,092,472
Prepaid expenses	195,915	170,173
Prepaid stock compensation, current portion	148,422	175,858
Other current assets	35,055	14,351
Total current assets	7,273,934	5,288,073
Property and equipment, net	637,552	683,712
Other assets
Intangible assets, net	108,880	148,877
Prepaid stock compensation	58,663	150,085
Other assets	51,321	46,565

TOTAL ASSETS	$8,130,350	$6,317,312

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,123,073	$1,957,270
Deferred revenue, current portion	7,250,061	7,054,614
Convertible notes payable, current portion	50,000	75,000
Patent settlement liability, current portion	862,500	962,500
Conversion feature liability, related parties	1,740,278	535,835
Conversion feature liability	585,452	365,408
Warrant liability, related parties	2,519,614	1,353,786
Warrant liability	1,479,748	561,137
Total current liabilities	16,610,726	12,865,550

LONG TERM LIABILITIES
Line of credit, long term	2,700,000	4,200,000
Notes payable, related parties, long term, net of current portion, net of discount of $237,664 and $-0-, respectively	212,336	20,000
Notes payable, long term, net of current portion, net of discount of $455,285 and $-0-, respectively	337,215	792,500
Deferred revenue, long term, net of current portion	2,289,169	2,193,163
Convertible notes payable, related parties, long term, net of current portion	5,825,000	5,850,000
Convertible notes payable, long term, net of current portion	1,175,000	1,350,000
Patent settlement liability, long term, net of current portion	108,702	464,573

TOTAL LIABILITIES	29,258,148	27,735,786

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and 3,637,724 issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $3,637,724, respectively	-0-	3,637
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 147,786,917 and 131,703,577 issued and outstanding, respectively, at $0.001 par value	147,788	131,704
Additional paid in capital - preferred	999,750	4,230,792
Additional paid in capital - common	53,425,956	49,974,415
Accumulated other comprehensive (loss)	(410,505)	(366,355)
Accumulated (deficit)	(75,291,037)	(75,392,917)

TOTAL SHAREHOLDERS' (DEFICIT)	(21,127,798)	(21,418,474)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$8,130,350	$6,317,312

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2016	2015
Revenues	$24,394,010	$20,023,733
Reimbursable revenues	1,025,500	687,104
Total revenues	25,419,510	20,710,837

Cost of goods sold	3,913,407	3,770,013
Reimbursable expenses-cost of goods sold	1,461,425	677,568
Total cost of goods sold	5,374,832	4,447,581

Gross margin	20,044,678	16,263,256

Operating expenses
Salaries, benefits and related taxes	11,383,727	10,602,686
Rent and occupancy expenses	1,071,363	972,862
Consulting services	185,340	253,626
Legal and professional fees	364,859	415,834
Travel	774,379	779,817
Telephone and internet	164,014	166,361
Selling, general and administrative	1,462,774	1,530,765
Bad debt expense	132,767	14,939
Depreciation expense	302,893	233,798
Amortization expense	37,331	40,338
Total operating expenses	15,879,447	15,011,026

Operating income/(loss)	4,165,231	1,252,230

Other income/(expense)
Interest expense, related parties	(918,189)	(2,434,101)
Interest expense	(421,713)	(299,668)
Interest income	2	4
Change in derivative liabilities	(2,657,910)	4,525,798
Impairment of goodwill	-0-	(536,285)
Other income	-0-	124,373
Transaction gain/(loss)	(64,472)	(70,706)
Income/(loss) before income taxes	102,949	2,561,645
Income tax (expense)	(1,069)	24,739
Net income/(loss)	101,880	2,586,384
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	-0-	(181,886)
Total preferred stock dividends	-0-	(181,886)
Net income/(loss) attributable to common stockholders	$101,880	$2,404,498

Net income/(loss) per share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Weighted average number of shares outstanding
Basic	145,868,227	96,645,482
Diluted	146,162,427	113,545,741

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the year ended
	December 31,
	2016	2015
Net income/(loss) attributable to common stockholders	$101,880	$2,404,498
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(44,150)	(122,528)

Other comprehensive income/(loss)	(44,150)	(122,528)

Comprehensive income/(loss)	$57,730	$2,281,970

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2016

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	paid in	Number	$0.001	paid in		other	Total
	of shares	Par value	of shares	Par value	capital preferred	of shares	Par value	capital common	Accumulated (deficit)	comprehensive (loss)	shareholders' (deficit)

Balances at December 31, 2014	4,125,224	$4,125	250,000	$250	$4,717,804	91,561,802	$91,562	$37,634,555	$(77,979,301)	$(243,827)	$(35,774,832)

Employee stock option expense								43,090			43,090

Foreign currency translation adjustment										(122,528)	(122,528)

Restricted stock issuance/(forfeiture)						908,330	908	226,875			227,783

Issuance of common stock, stock option exercise						252,500	253	26,997			27,250

Cashless issuance of common stock, stock option exercise						7,428	7	(7)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(487,500)	(488)			(487,012)	1,950,000	1,950	485,550			-0-

Issuance of common stock in exchange for converted and cancelled debt and cancelled warrants						37,023,517	37,024	11,557,355			11,594,379

Net income/(loss) for the year ended December 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,586,384	-0-	2,586,384

Balances at December 31, 2015	3,637,724	3,637	250,000	250	4,230,792	131,703,577	131,704	49,974,415	(75,392,917)	(366,355)	(21,418,474)

Employee stock option expense								35,046			35,046

Foreign currency translation adjustment										(44,150)	(44,150)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,100,000	1,100	128,400			129,500

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the year ended December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	101,880	-0-	101,880

Balances at December 31, 2016	-0-	$-0-	250,000	$250	$999,750	147,786,917	$147,788	$53,425,956	$(75,291,037)	$(410,505)	$(21,127,798)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$101,880	$2,586,384
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	2,657,910	(4,525,798)
Impairment of goodwill	-0-	536,285
Interest expense from derivative instruments	158,068	611,089
Employee stock compensation	222,304	245,083
Provision for doubtful accounts	132,767	14,939
Depreciation and amortization	340,224	274,136
Changes in operating assets and liabilities
Accounts receivable	(1,495,505)	(691,260)
Prepaid expenses	(25,742)	57,909
Other current assets	(20,704)	3,954
Other assets	(4,756)	2,527
Accounts payable and accrued expenses	615,803	733,085
Patent settlement liability	(455,871)	(205,252)
Deferred revenue	291,453	1,013,834
Net cash provided by/(used in) operating activities	2,517,831	656,915

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(260,378)	(450,707)
Net cash (used in) investing activities	(260,378)	(450,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(245,000)	(75,000)
Proceeds/(repayments) from revolving line of credit	(1,500,000)	200,000
Proceeds from exercise of stock options	129,500	27,250
Net cash provided by/(used in) financing activities	(1,615,500)	152,250

Effect of exchange rate changes on fixed and intangible assets	6,310	76,375
Effect of exchange rate changes on cash and cash equivalents	(44,150)	(122,528)
Net increase/(decrease) in cash and cash equivalents	604,113	312,305
Cash and cash equivalents at beginning of period	835,219	522,914

Cash and cash equivalents at end of period	$1,439,332	$835,219

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,069	$(24,739)
Interest	$1,445,684	$1,457,028

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$7,652,500	$20,193,000
Promissory notes issued for accrued interest	$450,000	$670,000
Restricted stock issuance/(forfeiture)	$68,400	$227,783
Common stock issued in exchange for 5% Series A Preferred Stock	$3,637,724	$487,500
Notes payable and warrants cancelled in exchange for common stock	$-0-	$7,339,000
Notes payable converted into common stock	$-0-	$1,915,000

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 1:               ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, clinical research organizations(“CROs”), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; Promasys®; and eClinical Suite, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions, through the addition of increased functionality.  During the years ended December 31, 2016 and December 31, 2015 we spent approximately $2,598,962 and $2,639,577, respectively, on research and product development activities, which is primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 2015 financial statements to conform to the 2016 presentation.  These reclassifications did not have any effect on our net income/(loss) or shareholders’ (deficit).

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $44,150 for the year ended December 31, 2016 and a translation loss of $122,528 for the year ended December 31, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

The fees associated with each business activity for the years ended December 31, 2016 and December 31, 2015, respectively are:

	For the year ended
Revenue activity	December 31, 2016	December 31, 2015
Set-up fees	$6,658,987	$6,649,762
Change orders	1,212,153	846,464
Maintenance	4,803,171	5,107,764
Software licenses	7,885,023	3,975,549
Professional services	3,843,641	3,145,883
Hosting	1,016,535	985,415
Total	$25,419,510	$20,710,837

COST OF GOODS SOLD

Cost of goods sold primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits, bonuses and stock-based compensation for the Company’s professional services staff. Cost of goods sold also includes outside service provider costs.  Cost of goods sold is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less.  The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $179,813 as of December 31, 2016 and $116,834 as of December 31, 2015.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2016	December 31, 2015
Beginning of period	$116,834	$186,085
Bad debt expense	132,767	14,939
Write-offs	(69,788)	(84,190)
End of period	$179,813	$116,834

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2016, $1,237,118 was deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2016.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2016, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 16% of our revenue during the year ended December 31, 2016 or approximately $4,167,000, respectively. One customer accounted for 16% of our revenues during the year ended December 31, 2015 or approximately $3,237,000.  The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

Two customers each individually accounted for approximately 11% of our accounts receivables as of December 31, 2016.  One customer accounted for approximately 16% of our accounts receivable as of December 31, 2015.

	Revenues		Accounts receivable
For the year ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
December 31, 2016	1	16%	2	21%
December 31, 2015	1	16%	3	42%

The table below provides revenues from European customers for the years ended December 31, 2016 and December 31, 2015, respectively.

European revenues
For the year ended
December 31, 2016		December 31, 2015
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,702,660	11%	$2,150,096	10%

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2016, the Company had $9,539,230 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $7,250,061 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $712,179 for the year ended December 31, 2016 and $635,267 for the year ended December 31, 2015 and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are included in research and product development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the year ended December 31, 2016 we spent approximately $2,598,962 and during the year ended December 31, 2015 we spent approximately $2,639,577, on research and product development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016.  The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan.

The predecessor plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Stockholders on July 10, 2009 and terminated on June 16, 2016 upon the approval of the 2016 Plan. The 2009 Plan provided for the issuance of up to 7.5 million shares to employees, directors and key consultants in accordance with the terms of the 2009 Plan documents.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2016, we adopted the following new accounting pronouncements:

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

In March 2016, April 2016, and December 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)", (“ASU 2016-08”), ASU 2016-10, "Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing", (“ASU 2016-10”), and ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers", (“ASU 2016-20”) respectively, which further clarify the guidance for those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients", to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectability, noncash consideration, presentation of sales tax and transition. These updates permit the use of either the retrospective or cumulative effect transition method. Early application is permitted as of the original effective date for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Based on current estimates, we do not expect these provisions of the ASUs to have a material impact on our financial statements. The Company is continuing to evaluate which transition approach it will utilize and the impact these standards will have on the Company's Consolidated Financial Statements upon adoption.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:                  EARNINGS/(LOSS) PER SHARE

Basic income/(loss) per share was calculated using the weighted average number of shares outstanding of 145,868,227 for the year ended December 31, 2016 and 96,645,482 for the year ended December 31, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

Anti-dilutive shares aggregating 43,775,016 for the year ended December 31, 2016 and 27,356,310 for the year ended December 31, 2015 have been omitted from the calculation of dilutive income/(loss) per share for the years ended December 31, 2016 and December 31, 2015 respectively as the shares were anti-dilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted income/(loss) per shares:  The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2016 and December 31, 2015.

Anti-dilutive security	December 31, 2016	December 31, 2015
Preferred stock	-0-	3,277,229
Employee stock options	275,000	125,000
Warrants	27,860,000	22,900,000
Convertible notes	15,490,000	-0-
Shares issuable for accrued interest	150,016	1,054,081
Total	43,775,016	27,356,310

The employee stock options are exercisable at prices ranging from $0.045 to $0.24 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $0.50 per share.

The Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted income/(loss) per share.

	For the year ended
	December 31, 2016			December 31, 2015
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$101,880	145,868,227	$0.00	$2,404,498	96,645,482	$0.02

Effect of dilutive securities	-0-	294,200	0.00	43,316	16,900,259	0.00

Diluted EPS	$101,880	146,162,427	$0.00	$2,447,814	113,545,741	$0.02

NOTE 4:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,125,067	$1,761,879	$363,188	$2,055,956	$1,605,473	$450,483	5
Leasehold improvements	114,719	89,789	24,930	91,452	85,895	5,557	5
Computer software	1,925,462	1,720,399	205,063	1,843,483	1,621,492	221,991	3
Office furniture	158,436	114,065	44,371	111,660	105,979	5,681	5
Total	$4,323,684	$3,686,132	$637,552	$4,102,551	$3,418,839	$683,712

Depreciation expense was $302,893 for the year ended December 31, 2016 and $233,798 for the year ended December 31, 2015.

NOTE 5:                INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer list	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer list	104,163	21,990	82,173	108,051	15,607	92,444	15
Promasys B.V. software code	72,837	46,130	26,707	72,837	31,563	41,274	5
Promasys B.V. URLs/website	52,608	52,608	-0-	54,572	39,413	15,159	3
Total	$1,622,309	$1,513,429	$108,880	$1,628,161	$1,479,284	$148,877

Amortization expense was $37,331 for the year ended December 31, 2016 and $40,338 for the year ended December 31, 2015.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

Annual amortization expense for the Company’s intangible assets is as follows:

2017	$21,512
2018	19,084
2019	6,944
2020	6,944
2021	6,944
Thereafter	47,452
Total	$108,880

NOTE 6:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2016	December 31, 2015
Accounts payable	$697,060	$515,764
Accrued payroll and related costs	886,334	473,108
Other accrued expenses	431,961	105,562
Accrued interest	107,718	862,836
Total accounts payable and accrued expenses	$2,123,073	$1,957,270

NOTE 7:                LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Cornelis F. Wit, Chief Executive Officer and Director. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2016, $2,700,000 was outstanding on the Line of Credit at an interest rate of 2.75%.

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

At December 31, 2016, the Company owed $1,242,500 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2016	Current	term	Current	term
2/29/2016	4/1/2019	12%	$450,000	$-0-	$-0-	$-0-	$450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(455,285)	-0-	(237,664)
Total			$1,242,500	$-0-	$337,215	$-0-	$212,336

At December 31, 2015, the Company owed $812,500 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

			Ending principal	Non related party		Related party
Origination	Maturity	Interest	December 31,		Long		Long
date	date	rate	2015	Current	term	Current	term
4/4/2014	4/1/2017	12%	$45,000	$-0-	$45,000	$-0-	$-0-
4/4/2014	4/1/2017	12%	137,500	-0-	137,500	-0-	-0-
4/4/2014	4/1/2017	10%	120,000	-0-	120,000	-0-	-0-
12/1/2014	4/1/2017	10%	300,000	-0-	300,000	-0-	-0-
12/1/2014	4/1/2017	12%	90,000	-0-	90,000	-0-	-0-
12/1/2014	4/1/2017	12%	100,000	-0-	100,000	-0-	-0-
4/1/2015	4/1/2018	12%	20,000	-0-	-0-	-0-	20,000
Discount on notes payable				-0-	-0-	-0-	-0-
Total			$812,500	$-0-	$792,500	$-0-	$20,000

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016 Mr. Wit sold 1,000,000 of the warrants to an employee of the Company.

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

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On December 14, 2016 a promissory note for $90,000 was repaid.

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”) in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

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

NOTE 8:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2016.

			Principal at	Carrying amount
Date of	Maturity	Interest	December 31,	Short term		Long term
issuance	date	rate	2016	Related	Non related	Related	Non related
3/26/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

The following table summarizes the convertible debt outstanding as of December 31, 2015.

			Principal at	Carrying amount
Date of	Maturity	Interest	December 31,	Short term		Long term
issuance	date	rate	2015	Related	Non related	Related	Non related
3/26/1999	6/30/2004	10%	$75,000	$-0-	$75,000	$-0-	$-0-
8/29/2008	4/1/2017	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2017	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2017	12%	260,000	-0-	-0-	-0-	260,000
12/16/2008	4/1/2017	12%	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2018	12%	215,000	-0-	-0-	-0-	215,000
12/16/2008	4/1/2018	12%	25,000	-0-	-0-	25,000	-0-
9/30/2009	4/1/2017	12%	625,000	-0-	-0-	-0-	625,000
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
Total			$7,275,000	$-0-	$75,000	$5,850,000	$1,350,000

10% Convertible Notes

During 1999 the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at 10% annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2016, approximately $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000.  There was $88,210 of accrued interest at December 31, 2016.

Secured Convertible Debentures

On September 30, 2009 the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”).   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

On March 30, 2011 the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering.

On February 22, 2013 the Company and two holders extended $1,200,000 of the convertible notes until January 1, 2016, including $1,100,000 in convertible notes held by Mr. Wit. The expiration date of the warrants associated with the September 2009 offering was also extended to January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of convertible debentures to Mr. Wit, originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to two unrelated non-affiliate stockholders.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

Convertible Debentures

August 2008

On August 29, 2008 the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit and one of our Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 the Company and two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.

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

December 2008

On December 16, 2008 the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), our Chief Operating Officer and President, Stephen E. Johnson (“Mr. Johnson”), our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 the Company and seven Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.

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

On March 6, 2013 the Company and the holder agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

On March 12, 2013 the Company and the holder agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

In December 2013 the Company and two holders agreed to extend the maturity date of $360,000, including $160,000 due to our former Director, Guus van Kesteren (“Mr. van Kesteren”), of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

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

On April 27, 2015 the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 30, 2015 the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

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

On May 7, 2015 the Company and our former Director, Matthew Veatch, extended the maturity date of $15,000 of convertible debentures to April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

On June 30, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

December 2009

On December 31, 2009 the Company sold $1,490,000 of convertible debentures and warrants to purchase an aggregate of 5,960,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to three accredited investors including our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”).  The convertible debentures, which bear interest at 12% per annum, matured on June 30, 2011. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

On September 30, 2011 the Company and the holders extended all $1,490,000 of the convertible notes until October 1, 2013, including $1,440,000 in convertible debentures held by Mr. Wit.  The Company also extended the expiration date of the warrants associated with the debentures to December 31, 2016.

On February 22, 2013 the Company and the holders extended all $1,490,000 of the convertible notes until January 1, 2016, including $1,440,000 in convertible debentures held by Mr. Wit.  The Company also extended the expiration date of the warrants associated with the debentures offering until January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,440,000 of convertible debentures to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $1,440,000 of the convertible debentures into 5,760,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 5,760,000 warrants related to the convertible debentures and $1,440,000 of unrelated promissory notes in exchange for 5,760,000 shares of our common stock.

On April 1, 2015 the Company and the holder extended the maturity date of $50,000 of convertible debentures originally issued in December 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018.  The convertible debentures were repaid in full on December 7, 2015.

 The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2016 are as follows:

2017	$50,000
2018	450,000
2019	-0-
2020	6,550,000
Total	$7,050,000

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

●

Income approach - Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value techniques, option-pricing models and excess earnings method

●	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2016 and December 31, 2015.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2016 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011 and 2016 that are associated with notes payable and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B.V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of December 31, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/	Significant other observable	Significant unobservable
	December 31, 2016	liabilities (Level 1)	inputs (Level 2)	inputs (Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,325,730	$-0-	$-0-	$2,325,730
Warrant liability	3,999,362	-0-	-0-	3,999,362

Total of derivative liabilities	$6,325,092	$-0-	$-0-	$6,325,092

(1)	The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2016

(2)	The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at December 31, 2016
Risk free interest rate	0.82%	to	1.45%
Dividend yield	0.00%
Expected volatility	117.3%	to	143.8%
Expected life (range in years)
Conversion feature liability	1.25	to	3.25
Warrant liability	0.25	to	3.25

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

A summary as of December 31, 2016 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/	Significant other observable	Significant unobservable
	December 31, 2015	December 31, 2016	liabilities (Level 1)	inputs (Level 2)	inputs (Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$92,444	$82,173	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	41,274	26,707	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	15,159	-0-	-0-	-0-	68,814
Total	$148,877	$108,880	$-0-	$-0-	$278,010

(3)	The fair value of the acquired assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

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

A summary as of December 31, 2015 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$901,243	$-0-	$-0-	$901,243
Warrant liability	1,914,923	-0-	-0-	1,914,923
Total of derivative liabilities	$2,816,166	$-0-	$-0-	$2,816,166

(1)	The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2015
(2)	The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at December 31, 2015
Risk free interest rate	0.48%	to	1.2%
Dividend yield	0.00%
Expected volatility	91.0%	to	132.2%
Expected life (range in years)
Conversion feature liability	1.25	to	2.25
Warrant liability	0.00	to	3.01

A summary as of December 31, 2015 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying Amount	Carrying Amount	Quoted prices in active markets for identical assets/	Significant other observable	Significant unobservable
	December 31, 2014	December 31, 2015	liabilities (Level 1)	inputs (Level 2)	inputs (Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$110,948	$92,444	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	55,842	41,274	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	37,131	15,159	-0-	-0-	68,814
Total	$203,921	$148,877	$-0-	$-0-	$278,010

(3)	The fair value of the acquired assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

	Other income/(expense)
	For the year ended
	December 31, 2016	December 31, 2015
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gains/(losses) from changes in derivative liabilities at the reporting date	$(2,657,910)	$4,525,798

Total unrealized and realized gains/(losses) included in earnings	$(2,657,910)	$4,525,798

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2016 and December 31, 2015. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2016 and December 31, 2015.

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2016	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(901,243)	$29,108	$(1,453,595)	$-0-	$-0-	$(2,325,730)
Warrant liability	(1,914,923)	-0-	(1,233,423)	(851,016)	-0-	(3,999,362)
Total of derivative liabilities	$(2,816,166)	$29,108	$(2,687,018)	$(851,016)	$-0-	$(6,325,092)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2015	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(2,944,402)	$29,875	$2,013,284	$-0-	$-0-	$(901,243)
Warrant liability	(6,695,060)	-0-	2,482,639	(868,128)	3,165,626	(1,914,923)
Total of derivative liabilities	$(9,639,462)	$29,875	$4,495,923	$(868,128)	$3,165,626	$(2,816,166)

NOTE 10:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2016 are as follows:

2017	$655,832
2018	512,157
2019	421,230
2020	297,570
2021	269,962
Thereafter	310,550
Total	$2,467,301

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $1,071,363 for the year ended December 31, 2016 and $972,862 for the year ended December 31, 2015.

The Company’s corporate office lease expires in February 2023.  The Company’s lease on its New Jersey field office expires in March 2021.   The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017.  The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V., in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PATENT LITIGATION SETTLEMENT

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster, products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we are obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until the expiration of the Licensed Patent on May 12, 2018 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). We anticipate that the annual royalties will approximate the annual minimum royalty payment(s) during any calendar year as follows:  2017 - until expiration of the Licensed Patent - $450,000 per year.  In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.   The warrant was exercisable by DataSci commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, deemed to be on the termination date of the Settlement and Licensing Agreement on May 12, 2018. At expiration DataSci, at its sole discretion, could require the Company to pay $300,000 in cash in lieu of exercising the warrant.

The remaining minimum royalty payments per year are as follows:

2017	$450,000
2018	164,500
Total	$614,500

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

The Company recorded a charge to earnings of  $94,129 the year ended December 31, 2016 and $244,747 the year ended December 31, 2015,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2016 and December 31, 2015 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

The Company has employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer

Randall G. Smith, Chief Technology Officer

Stephen E. Johnson, President and Chief Operating Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly cancelled by either the employee or the Company ninety days prior to the end of the term. Under the terms of the agreement, the Company may terminate the employee’s employment upon 30 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure and severance provisions, as well as non-compete clauses.

NOTE 11:             RELATED PARTY TRANSACTIONS

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to our Chief Operating Officer and President, Stephen E. Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

On May 1, 2015 the Company paid $5,000 to Mr. Smith in exchange for an outstanding convertible note in the same amount. The note carried an interest rate of 12% and had a maturity date of January 1, 2016.

As of December 31, 2016, the Company has an aggregate of $5,825,000 principal amount of convertible debentures and $450,000 of promissory notes outstanding to our Chief Executive Officer and Director, Cornelis F. With (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

●	In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

●	In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

●	From July 2009 to September 2009, Mr. Wit invested $1,100,000 which amount was aggregated under the terms of one convertible note dated September 30, 2009. On September 30, 2009, Mr. Wit agreed to convert this convertible note into a private placement of secured convertible debentures bearing interest at a rate of 12% per annum with a maturity date of March 30, 2011. The convertible debentures were convertible into 4,400,000 shares of common stock and Mr. Wit received 4,400,000 warrants to purchase common stock of the Company at a price of $0.25. On March 30, 2011, the Company and Mr. Wit extended the maturity date of his convertible note until April 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 4,400,000 warrants issued with convertible note by two years to September 30, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,100,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the convertible debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 in convertible debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of convertible debentures and the related warrants to two unrelated non-affiliate stockholders.

●	From October 2009 to December 2009, Mr. Wit invested $1,440,000, which amount was aggregated under the terms of one convertible note dated December 31, 2009. On December 31, 2009, Mr. Wit agreed to convert this Convertible Note into a private placement of unsecured convertible debentures bearing interest at a rate of 12% per annum, which Convertible Debentures were due on June 30, 2011. The Company and Mr. Wit extended the maturity date of his convertible note until October 1, 2013 in accordance with the terms of Amendment Number One To Securities Purchase Agreement. The Company also extended the expiration date of the 5,760,000 warrants issued with convertible note by two years to December 31, 2015. On February 22, 2013, the Company and Mr. Wit extended the maturity date of his convertible debentures to January 1, 2016 in accordance with the terms of Amendment Number Two To Securities Purchase Agreement. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,440,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $1,440,000 of the convertible debentures into 5,760,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 5,760,000 warrants related to the convertible debentures and $1,440,000 of unrelated promissory notes in exchange for 5,760,000 shares of our common stock.

●	On January 1, 2014, the Company issued a promissory note in the principal amount of $980,000 and warrants to purchase 3,920,000 shares of common stock of the Company at an exercise price of $0.25 with an expiration date of April 1, 2017 to Mr. Wit in exchange for accrued interest in the amount of $980,000. The note carries an interest rate of 12% per annum and is due on April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $980,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 3,920,000 shares of our common stock.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

●	On January 31, 2015 the Company issued a promissory note in the amount of $2,860,000 and paid $6,879 in principal to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $2,860,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the Company and Mr. Wit agreed to cancel the promissory note and 11,440,000 warrants related to the promissory note in exchange for 11,440,000 shares of our common stock.

●	On January 31, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for an existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2017. The expiration date of the warrants associated with the promissory note was also extended to April 1, 2017. On October 15, 2015 the Company issued a promissory note in the amount of $529,000 to Mr. Wit in exchange for the existing promissory note in the same amount. The promissory note carries an interest rate of 12% and has a maturity date of January 1, 2019. The expiration date of the warrants associated with the promissory note was also extended to January 1, 2019. On November 19, 2015 the promissory note and the related warrants were cancelled in exchange for 2,116,000 shares of our common stock.

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

●	On November 19, 2015 the Company issued 37,023,517 restricted shares of our common stock to Mr. Wit. The shares were issued in exchange (i) for the cancellation of $6,919,000 of outstanding 12% promissory notes, $420,000 of outstanding 12% convertible notes payable and 29,363,517 outstanding warrants to purchase shares of our common stock at $0.25 per share and (ii) the conversion of $1,915,000 of convertible notes payable with a conversion price of $0.25 per share.

●	On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019.

On March 18, 2013, the Company entered into a $2,000,000 revolving line of credit with The Northern Trust Company guaranteed by Mr. Wit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line for Credit. The Line of Credit matures on February 2, 2018 and carries a variable interest rate based on the prime rate. At December 31, 2016, $2,700,000 was outstanding on the Line of Credit at an interest rate of 2.75%.

The Company incurred interest expense payable to related parties of $918,189 for the year ended December 31, 2016 and $2,434,101 for the year ended December 31, 2015.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

As of December 31, 2016 we had the following outstanding securities:

●	147,786,917 shares of common stock issued and outstanding;
●	27,860,000 warrants issued and outstanding to purchase shares of our common stock;
●	-0- shares of our Series A Preferred Stock issued and outstanding;
●	-0- shares of our Series B Preferred Stock issued and outstanding;
●	-0- shares of our Series C Preferred Stock issued and outstanding;
●	250,000 Series D Preferred Stock issued and outstanding; and
●	$7,050,000 principal amount Convertible Debentures convertible into 15,490,000 shares of common stock.

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

On March 20, 2015 the Company issued 665,000 restricted shares of our common stock to our executive management team under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On March 23, 2015 a former employee exercised stock options granted to the employee during their employment. As a result of the exercise, 7,500 common shares were issued to the individual.

On April 29, 2015 an employee exercised stock options granted to the employee. As a result of the exercise, 5,800 common shares were issued to the individual.

On June 11, 2015 the Company issued 360,000 restricted shares of our common stock to our Board of Directors under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

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

On November 19, 2015 the Company issued 37,023,517 restricted shares of our common stock to Cornelis F. Wit, our Chief Executive Officer and Director. The shares were issued in exchange (i) for the cancellation of $6,919,000 of outstanding 12% promissory notes, $420,000 of outstanding 12% convertible notes payable and 29,363,517 outstanding warrants to purchase shares of our common stock at $0.25 per share and (ii) the conversion of $1,915,000 of convertible notes payable with a conversion price of $0.25 per share.

On December 31, 2015 four 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 487,500 Series A shares into 1,950,000 common shares.

During the first four months of 2016 14,615,696 common shares were issued to the Series A Preferred Shareholders who accepted the Series A Preferred Share Exchange Offer.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

On April 13, 2016 an employee exercised stock options granted to the employee. As a result of the exercise, 3,012 common shares were issued to the individual.

On April 25, 2016 an employee exercised stock options granted to the employee. As a result of the exercise, 1,000,000 common shares were issued to the individual.

On April 26, 2016 an employee exercised stock options granted to the employee. As a result of the exercise, 1,594 common shares were issued to the individual.

On June 16, 2016 the Company issued 360,000 restricted shares of our common stock to our Board of Directors under the 2009 Plan. The restrictions on the shares lapse ratably over a 3 year period.

On July 20, 2016 an employee exercised stock options granted to the employee. As a result of the exercise, 3,038 common shares were issued to the individual.

On December 30, 2016 Thomas E. Vickers, our Chief Financial Officer, exercised stock options granted to him in 2011. As a result of the exercise, 100,000 common shares were issued to him.

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2016 and December 31, 2015 and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	December 31,		December 31,
Series of preferred stock	2016	2015	2016	2015

Series A	$-0-	$2,465,830	$-0-	$0.68
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$4,547,810

Series A Preferred Stock

In 1999, our Board of Directors designated 5,000,000 shares of our preferred stock as 5% Series A Convertible Preferred Stock (“Series A Preferred Stock”), of which -0- shares are issued and outstanding.

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

There were cumulative arrearages of $-0- and $2,465,830, or $0.00 and $0.68 per share, on the Series A Preferred Stock for undeclared dividends as of December 31, 2016 and December 31, 2015 respectively.

Prior to 2015 the Company had 235,000 shares of its 5% Series A Preferred stock that have been converted by the shareholders into shares of our common stock.  Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our board of directors.

In December 2015 the Company initiated an Exchange Offer to the remaining 34 Series A Preferred Shareholders. The terms of the exchange offer were 4 shares of our common stock in exchange for each share of Series A Preferred stock and the waiver of the accrued and unpaid dividends on the Series A Preferred shares exchanged. On December 31, 2015 four 5% Series A Preferred Stock Shareholders accepted the Exchange Offer and converted a total of 487,500 Series A shares into 1,950,000 common shares. During the first 4 months of 2016, the remaining Series A Preferred Shareholders accepted the Exchange Offer and converted a total of 3,637,724 Series A shares into 14,615,696 common shares.

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

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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
●

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2016 and December 31, 2015, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2016 and December 31, 2015, respectively.

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
●

except as provided in Series D Preferred Designation, in the case of the death or disability of Series D Preferred holder, the Series D Preferred is not redeemable without the prior express written consent of the holders of the majority of the voting power of all then outstanding shares of such Series D Preferred. In the event any shares of Series D Preferred are redeemed pursuant, the shares redeemed will automatically be canceled and returned to the status of authorized but unissued shares of preferred stock,

●

each share of Series D Preferred entitles the holder to four hundred (400) votes.  With respect to such vote, the holder is entitled to notice of any stockholders' meeting in accordance with the bylaws of the Company, and is entitled to vote, together as a single class with holders of common stock and any other series of preferred stock then outstanding, with respect to any question or matter upon which holders of common stock have the right to vote.  The Series D Preferred will also entitle the holders to vote the shares as a separate class as set forth herein and as required by law. In the event of any stock split, stock dividend or reclassification of the Corporation's common stock, the number of votes which attach to each share of Series D Preferred shall be adjusted in the same proportion as any adjustment to the number of outstanding shares of common stock. The shares of Series D Preferred present at a meeting of the Company’s stockholders shall vote in the same percentage as all voting shares voted for each director at the Company’s stockholder meeting in connection with the election or removal of directors to or from the Corporation’s Board of Directors,

●

in the event of the liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or involuntary, the holders of shares of the Series D Preferred then outstanding are entitled to receive before holders of shares of common stock receive any amounts, out of the remaining assets of the Corporation available for distribution to its stockholders, an amount equal to $0.001 per share,

●

so long as any shares of Series D Preferred are outstanding, the Company cannot without first obtaining the written approval of the holders of at least a majority of the voting power of the then outstanding shares of such Series D Preferred Stock (i) alter or change the rights, preferences or privileges of the Series D Preferred, or (ii) increase or decrease the total number of authorized shares of Series D Preferred Stock,

●

the holders of the Series D Preferred are not entitled to rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class,

●

the Company has a thirty (30) day “right of first refusal” in which to match the terms and conditions set forth in any bona fide offer received by holders of the Series D Preferred Stock.  The Company must purchase all of those shares of Series D Preferred offered by the holder of the Series D Preferred Stock, and

●

the holders of Series D Preferred cannot, directly or indirectly, transfer any shares of Series D Preferred.  Any such purported transfer shall be of no force or effect and shall not be recognized by the Company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

The following table presents preferred dividends accreted for the years ended December 31, 2016 and December 31, 2015, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the year ended		For the year ended
	December 31,		December 31,
	2016	2015	2016	2015
Preferred stock dividends in arrears Series A	$-0-	$181,886	$-0-	$0.050
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

 Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued as part of  debt transactions for the year ended December 31, 2016 and December 31, 2015, and the related changes during these years.

December 31, 2016						December 31, 2016
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	-	$0.60	27,860,000	2.71	$0.42	27,860,000	$0.42

December 31, 2015						December 31, 2015
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	-	$0.60	22,900,000	1.76	$0.46	22,900,000	$0.46

Warrants
Balance at December 31, 2014	48,463,517
Issued	3,800,000
Exercised	-0-
Cancelled	(29,363,517)
Expired/forfeited	-0-
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at December 31, 2016	27,860,000
Warrants exercisable at December 31, 2016	27,860,000

Weighted average fair value of warrants granted during 2016	$0.16

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2014	$(243,827)	$(243,827)
2015 Activity	(122,528)	(122,528)
Balance at December 31, 2015	(366,355)	(366,355)
2016 Activity	(44,150)	(44,150)
Balance at December 31, 2016	$(410,505)	$(410,505)

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

NOTE 13:              EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

As of December 31, 2016, there were 450,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At December 31, 2016, there were 9,550,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

The maximum term for any option grant under the 2009 Plan was ten years from the date of the grant; however, options granted under the 2009 Plan generally expired five years from the date of grant for most employees, officers and directors of the Company.  Options granted to employees generally vested either upon grant or in two installments.  The first vesting, which is equal to 50% of the granted stock options, occurred upon completion of one full year of employment from the date of grant and the second vesting occurred on the second anniversary of the employee’s employment.  The vesting period typically began on the date of hire for new employees and on the date of grant for existing employees. The 2009 Plan was terminated upon the approval of the 2016 Plan.  No further grants will be made under the 2009 Plan.

As of December 31, 2016, there were 775,000 outstanding options and 3,893,330 restricted stock shares that have been granted under the 2009 Plan.  At December 31, 2016, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2014	3,130,000	$0.20	1.59	$364,900
Granted	225,000	0.25
Exercised	(292,500)	0.12
Forfeited/cancelled/expired	(1,060,000)	0.35

Outstanding at December 31, 2015	2,002,500	0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,120,000)	0.12
Forfeited/cancelled/expired	(107,500)	0.29

Outstanding at December 31, 2016	1,225,000	$0.17	2.62	$83,425

Vested and exercisable at December 31, 2016	737,500	$0.15	1.38	$64,550

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2016 and December 31, 2015, respectively, was:

Fair value of options vesting for the year ended	Number of options vested	Fair value of options vested
December 31, 2016	162,500	$33,622
December 31, 2015	200,000	$34,665

Cash received from stock option exercises for the years ended December 31, 2016 and December 31, 2015 was $129,500 and $27,250, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2016 and December 31, 2015.

The following table summarizes information concerning options outstanding at December 31, 2016:

Awards breakdown by price range at December 31, 2016
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	850,000	2.15	$0.15	625,000	1.32	$0.14
0.21	to	0.29	375,000	3.70	0.23	112,500	1.67	0.21
0.30	to	0.49	-0-	0.00	0.00	-0-	0.00	0.00
0.50	to	0.70	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.70	1,225,000	2.62	$0.17	737,500	1.38	$0.15

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

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

The weighted average fair value (per share) of options granted during the years ended December 31, 2016 and December 31, 2015 using the Black Scholes option-pricing model was $0.19 and $0.24, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2016 and 2015. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

	Stock option assumptions for the year ended
Stock option assumptions	December 31, 2016	December 31, 2015
Risk-free interest rate	1.45%	1.20%
Expected dividend yield	0.0%	0.0%
Expected volatility	155.5%	183.8%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company incentive stock plans:

	Weighted average grant date fair value
	for the year ended December 31,
	2016	2015
Stock options granted during the period	$0.19	$0.24

Stock options vested during the period	$0.21	$0.17

Stock options forfeited during the period	$0.28	$0.26

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2016, and changes during the year ended December 31, 2016 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2016	250,000	$0.23

Nonvested shares at December 31, 2016	487,500	$0.20

As of December 31, 2016, approximately $76,846 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.38 years.

NOTE 14:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2016	December 31, 2015
Federal statutory rate applied to income/(loss) before income taxes	$38,740	$963,947
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	1,069	(24,739)
Nondeductible expenses	1,078,519	(1,451,221)
Change in deferred assets	41,019	97,580
Change in valuation allowance	(1,158,278)	389,694

Income tax expense/(benefit)	$1,069	$(24,739)

The components of income tax expense/(benefit) for the year ended:

	December 31, 2016	December 31, 2015
Current tax expense/(benefit):	$1,069	$(24,739)
Deferred tax expense/(benefit):
Bad debt allowance	(23,699)	26,059
Operating loss carryforward	1,140,957	(513,333)
Amortization of intangibles	5,482	5,482
Patent litigation settlement	35,538	92,098
	1,159,347	(414,433)
Valuation allowance	(1,158,278)	389,694

Total tax expense/(benefit)	$1,069	$(24,739)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2016	December 31, 2015
Amortization of intangibles	$267,253	$272,734
Bad debt allowance	66,662	42,963
Patent litigation liability accrual	128,804	164,342
Operating loss carryforwards	19,034,573	20,175,531
Gross deferred tax assets	19,497,292	20,655,570
Valuation allowance	(19,497,292)	(20,655,570)

Net deferred tax liability/(asset)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND DECEMBER 31, 2015

The Company has net operating loss carry forwards (NOL) for income tax purposes of $35,363,091.  This loss is allowed to be offset against future income until the year 2036 when the NOL’s will expire.  Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998.  The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2016.  The change in the valuation allowance for the year ended December 31, 2016 was a decrease of $1,158,278. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

NOTE 15:              SUBSEQUENT EVENTS

Subsequent to December 31, 2016 the Company repaid $400,000 on its Line of Credit.

On March 24, 2017 the Company issued 500,000 options to each of the three external directors and the four C-Level executives.  The options are subject to the achievement of financial performance goals in 2017.  The options were issued under the 2016 Plan with an exercise price of $0.25 per share and an expiration date of March 24, 2022.

On March 24, 2017 16,668 restricted shares were forfeited by a former employee as the restrictions had not lapsed prior to the end of the employee's service.