Form 10-Q
period 2017-03-31
OMNICOMM SYSTEMS INC
filed 2017-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,”  “smaller reporting company,”  and “emerging growth company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of May 12, 2017: 147,770,249 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Three month period ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$641,176	$1,439,332
Accounts receivable, net of allowance for doubtful accounts of $209,179 and $179,813, respectively	5,321,222	5,455,210
Prepaid expenses	169,497	195,915
Prepaid stock compensation, current portion	129,061	148,422
Other current assets	19,207	35,055
Total current assets	6,280,163	7,273,934
Property and equipment, net	620,556	637,552
Other assets
Intangible assets, net	104,697	108,880
Prepaid stock compensation	32,300	58,663
Other assets	51,660	51,321

TOTAL ASSETS	$7,089,376	$8,130,350

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,549,768	$2,123,073
Deferred revenue, current portion	7,304,587	7,250,061
Convertible notes payable, current portion	50,000	50,000
Patent settlement liability, current portion	843,219	862,500
Conversion feature liability, related parties	1,587,696	1,740,278
Conversion feature liability	547,172	585,452
Warrant liability, related parties	2,374,754	2,519,614
Warrant liability	1,422,130	1,479,748
Total current liabilities	15,679,326	16,610,726

LONG TERM LIABILITIES
Line of credit, long term	2,700,000	2,700,000
Notes payable, related parties, long term, net of current portion, net of discount of $211,257 and $237,664, respectively	238,743	212,336
Notes payable, long term, net of current portion, net of discount of $420,263 and $455,285, respectively	372,237	337,215
Deferred revenue, long term, net of current portion	2,067,107	2,289,169
Convertible notes payable, related parties, long term, net of current portion	5,825,000	5,825,000
Convertible notes payable, long term, net of current portion	1,175,000	1,175,000
Patent settlement liability, long term, net of current portion	-0-	108,702

TOTAL LIABILITIES	28,057,413	29,258,148

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 147,770,249 and 147,786,917 issued and outstanding, respectively, at $0.001 par value	147,771	147,788
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	53,514,228	53,425,956
Accumulated other comprehensive (loss)	(412,973)	(410,505)
Accumulated (deficit)	(75,217,063)	(75,291,037)

TOTAL SHAREHOLDERS' (DEFICIT)	(20,968,037)	(21,127,798)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$7,089,376	$8,130,350

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Revenues	$5,658,176	$4,892,009
Reimbursable revenues	77,354	265,502
Total revenues	5,735,530	5,157,511

Cost of goods sold	1,080,690	970,171
Reimbursable expenses-cost of goods sold	211,804	203,856
Total cost of goods sold	1,292,494	1,174,027

Gross margin	4,443,036	3,983,484

Operating expenses
Salaries, benefits and related taxes	3,290,583	2,732,912
Rent and occupancy expenses	278,952	256,600
Consulting services	59,629	24,000
Legal and professional fees	147,357	122,837
Travel	287,691	168,798
Telephone and internet	39,258	40,484
Selling, general and administrative	208,889	383,054
Bad debt expense	29,366	(148)
Depreciation expense	79,924	70,466
Amortization expense	5,403	10,089
Total operating expenses	4,427,052	3,809,092

Operating income/(loss)	15,984	174,392

Other income/(expense)
Interest expense, related parties	(231,459)	(208,602)
Interest expense	(107,998)	(87,903)
Interest income	1	1
Change in derivative liabilities	393,340	(762,011)
Transaction gain/(loss)	5,300	7,222
Income/(loss) before income taxes	75,168	(876,901)
Income tax (expense)	(1,194)	(59)
Net income/(loss)	73,974	(876,960)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	-0-	(1,870)
Total preferred stock dividends	-0-	(1,870)

Net income/(loss) attributable to common stockholders	$73,974	$(878,830)

Net income/(loss) per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average number of shares outstanding
Basic	147,785,621	141,080,292
Diluted	147,953,716	141,080,292

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the three months ended
	March 31,
	2017	2016
Net income/(loss) attributable to common stockholders	$73,974	$(878,830)

Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(2,468)	(3,156)

Other comprehensive income/(loss)	(2,468)	(3,156)

Comprehensive income/(loss)	$71,506	$(881,986)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE THREE MONTHS ENDED MARCH 31, 2017
(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number of shares	$ 0.001 Par value	Number of shares	$ 0.001 Par value	paid in capital preferred	Number of shares	$0.001 Par value	paid in capital common	Accumulated (deficit)	other comprehensive (loss)	Total shareholders' (deficit)

Balances at December 31, 2015	3,637,724	$3,637	250,000	$250	$4,230,792	131,703,577	$131,704	$49,974,415	$(75,392,917)	$(366,355)	$(21,418,474)

Employee stock option expense								35,046			35,046

Foreign currency translation adjustment										(44,150)	(44,150)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,100,000	1,100	128,400			129,500

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the year ended December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	101,880	-0-	101,880

Balances at December 31, 2016	-0-	-0-	250,000	250	999,750	147,786,917	147,788	53,425,956	(75,291,037)	(410,505)	(21,127,798)

Employee stock option expense								91,089			91,089

Foreign currency translation adjustment										(2,468)	(2,468)

Restricted stock issuance/(forfeiture)						(16,668)	(17)	(2,817)			(2,834)

Net income/(loss) for the period ended March 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	73,974	-0-	73,974

Balances at March 31, 2017	-0-	$-0-	250,000	$250	$999,750	147,770,249	$147,771	$53,514,228	$(75,217,063)	$(412,973)	$(20,968,037)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$73,974	$(876,960)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(393,340)	762,011
Interest expense from derivative instruments	61,429	8,802
Employee stock compensation	133,979	63,592
Provision for doubtful accounts	29,366	(148)
Depreciation and amortization	85,327	80,555
Changes in operating assets and liabilities
Accounts receivable	104,622	1,285,700
Prepaid expenses	26,418	(399,901)
Other current assets	15,848	(14,705)
Other assets	(339)	(8,008)
Accounts payable and accrued expenses	(573,305)	233,121
Patent settlement liability	(127,983)	(185,063)
Deferred revenue	(167,536)	(663,675)
Net cash provided by/(used in) operating activities	(731,540)	285,321

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(61,554)	(85,075)
Net cash (used in) investing activities	(61,554)	(85,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by/(used in) financing activities	-0-	-0-

Effect of exchange rate changes on fixed and intangible assets	(2,594)	(9,544)
Effect of exchange rate changes on cash and cash equivalents	(2,468)	(3,156)
Net increase/(decrease) in cash and cash equivalents	(798,156)	187,546
Cash and cash equivalents at beginning of period	1,439,332	835,219

Cash and cash equivalents at end of period	$641,176	$1,022,765

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,159	$59
Interest	$250,161	$480,166

Non-cash transactions:
Restricted stock issuance/(forfeiture)	$(2,834)	$-0-
Promissory notes issued for accrued interest	$-0-	$450,000
Common stock issued in exchange for 5% Series A Preferred Stock	$-0-	$3,487,724

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the three month periods ended March 31, 2017 and March 31, 2016 we spent $778,488 and $664,605, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2016 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the three month periods ended March 31, 2017 and March 31, 2016 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2016 financial statements to conform to the 2017 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded translation losses of $2,468 and $3,156 for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

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

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard web-browser, with customer support and training services. The Company's TrialOne and Promasys solutions are presently available on a technology transfer or off-the shelf basis. To date, hosted applications revenues have been primarily related to TrialMaster and eClinical Suite.

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

MARCH 31, 2017 AND MARCH 31, 2016

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

Maintenance Revenues

Maintenance includes telephone-based help desk support and software maintenance, including updates to the software through new software version releases. The Company generally bundles customer support with the software license for the entire term of the arrangement. As a result, the Company generally recognizes revenues for both maintenance and software licenses ratably over the term of the software license and support arrangement. The Company allocates the revenues recognized for these arrangements to the different elements based on management's estimate of the relative fair value of each element. The Company generally invoices each of the elements based on separately quoted amounts and thus has a fairly accurate estimate of the relative fair values of each of the invoiced revenue elements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

The fees associated with each business activity for the three month periods ended March 31, 2017 and March 31, 2016, respectively, are:

	For the three months ended
Revenue activity	March 31, 2017	March 31, 2016
Set-up fees	$1,381,981	$1,519,334
Change orders	330,411	277,753
Maintenance	1,219,391	1,201,220
Software licenses	1,964,857	1,200,914
Professional services	559,080	652,320
Hosting	279,810	305,970
Total	$5,735,530	$5,157,511

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $209,179 as of March 31, 2017 and $179,813 as of December 31, 2016.

The following table summarizes activity in the Company's allowance for doubtful accounts for the three month period ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017	December 31, 2016
Beginning of period	$179,813	$116,834
Bad debt expense	29,366	132,767
Write-offs	-0-	(69,788)
End of period	$209,179	$179,813

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2017, $337,346 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2017. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2017, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 12% of our revenues during the three month period ended March 31, 2017 or approximately $678,000. One customer accounted for 20% of our revenues during the three month period ended March 31, 2016 or approximately $1,037,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the three month periods ended March 31, 2017 and March 31, 2016 and the year ended December 31, 2016.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2017	1	12%	2	30%
December 31, 2016	1	16%	2	21%
March 31, 2016	1	20%	3	43%

The table below provides revenues from European customers for the three month periods ended March 31, 2017 and March 31, 2016.

European revenues
For the three months ended
March 31, 2017		March 31, 2016
European revenues	% of Total revenues	European revenues	% of Total revenues
$687,209	12%	$517,816	10%

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

MARCH 31, 2017 AND MARCH 31, 2016

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2017, the Company had $9,371,694 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $7,304,587 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $171,268 and $210,954 for the three month periods ended March 31, 2017 and March 31, 2016, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the three month periods ended March 31, 2017 and March 31, 2016 we spent $778,488 and $664,605, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Shareholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2017, we adopted the following new accounting pronouncements:

No new applicable pronouncements during the three month period ended March 31, 2017.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 147,785,621 and 141,080,292 for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

The outstanding share balance as of March 31, 2017 and March 31, 2016, respectively, includes 1,238,350 and 1,703,343 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 47,907,845 and 42,892,652 have been omitted from the calculation of dilutive earnings/(loss) per share for the three month periods ended March 31, 2017 and March 31, 2016, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2017 and March 31, 2016, respectively.

Anti-dilutive security	March 31, 2017	March 31, 2016
Preferred stock	-0-	135,135
Employee stock options	4,406,905	2,002,500
Warrants	27,860,000	24,690,000
Convertible notes	15,490,000	15,910,000
Shares issuable for accrued interest	150,940	155,017
Total	47,907,845	42,892,652

The employee stock options are exercisable at prices ranging from $0.10 to $0.25 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $1.25 per share.

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

	For the three months ended
	March 31, 2017			March 31, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$73,974	147,785,621	$0.00	$(878,830)	141,080,292	$(0.01)

Effect of dilutive securities	-0-	168,095	-0-	-0-	-0-	-0-

Diluted EPS	$73,974	147,953,716	$0.00	$(878,830)	141,080,292	$(0.01)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,185,356	$1,805,190	$380,166	$2,125,067	$1,761,879	$363,188	5
Leasehold improvements	116,841	91,940	24,901	114,719	89,789	24,930	5
Computer software	1,928,685	1,755,575	173,110	1,925,462	1,720,399	205,063	3
Office furniture	159,451	117,072	42,379	158,436	114,065	44,371	5
Total	$4,390,333	$3,769,777	$620,556	$4,323,684	$3,686,132	$637,552

Depreciation expense for the three month periods ended March 31, 2017 and March 31, 2016 was $79,924 and $70,466, respectively.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2017			December 31, 2016
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	105,711	24,079	81,632	104,163	21,990	82,173	15
Promasys B.V. software code	72,837	49,772	23,065	72,837	46,130	26,707	5
Promasys B.V. URLs/website	53,389	53,389	-0-	52,608	52,608	-0-	3
Total	$1,624,638	$1,519,941	$104,697	$1,622,309	$1,513,429	$108,880

Amortization expense was $5,403 and $10,089 for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2017	$16,211
2018	19,187
2019	7,047
2020	7,047
2021	7,047
Thereafter	48,158
Total	$104,697

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2017	December 31, 2016
Accounts payable	$789,898	$697,060
Accrued payroll and related costs	435,305	886,334
Other accrued expenses	144,986	431,961
Accrued interest	179,579	107,718
Total accounts payable and accrued expenses	$1,549,768	$2,123,073

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2017, $2,700,000 was outstanding on the Line of Credit at an interest rate of 3.0%.

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

At March 31, 2017, the Company owed $1,242,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	March 31, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$450,000	$-0-	$-0-	$-0-	$450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(420,263)	-0-	(211,257)
Total			$1,242,500	$-0-	$372,237	$-0-	$238,743

At December 31, 2016, the Company owed $1,242,500 in notes payable all of which were unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2016	Current	term	Current	term
2/29/2016	4/1/2019	12%	$450,000	$-0-	$-0-	$-0-	$450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(455,285)	-0-	(237,664)
Total			$1,242,500	$-0-	$337,215	$-0-	$212,336

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	March 31, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

The following table summarizes the convertible debt outstanding as of December 31, 2016.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of March 31, 2017, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000. There was $89,443 of accrued interest at March 31, 2017.

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

On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the convertible notes until April 1, 2013, including $1,100,000 in convertible notes held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the September 2009 offering to September 30, 2015.

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

MARCH 31, 2017 AND MARCH 31, 2016

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

On September 30, 2009,the Company and two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to August 29, 2013.

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

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

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

On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 13, 2013.

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

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

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

The principal payments required at maturity under the Company’s outstanding convertible debt at March 31, 2017 are as follows:

2017	$50,000
2018	450,000
2019	-0-
2020	6,550,000
Total	$7,050,000

NOTE 9:	FAIR VALUE MEASUREMENT

The Company measures the fair value of its assets and liabilities under the guidance of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

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

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the promissory notes issued in the three month period ended March 31, 2016.

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2017 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

A summary as of March 31, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,134,868	$-0-	$-0-	$2,134,868
Warrant liability	3,796,884	-0-	-0-	3,796,884
Total of derivative liabilities	$5,931,752	$-0-	$-0-	$5,931,752

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the three month period ended March 31, 2017

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at March 31, 2017
Risk free interest rate	0.82%	to	1.47%
Dividend yield		0.00%
Expected volatility	110.9%	to	129.9%
Expected life (range in years)
Conversion feature liability	1.00	to	3.01
Warrant liability	0.00	to	3.01

A summary as of December 31, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,325,730	$-0-	$-0-	$2,325,730
Warrant liability	3,999,362	-0-	-0-	3,999,362
Total of derivative liabilities	$6,325,092	$-0-	$-0-	$6,325,092

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

A summary as of March 31, 2017 and December 31, 2016 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$81,632	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	23,065	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	-0-	-0-	-0-	-0-	68,814
Total	$108,880	$104,697	$-0-	$-0-	$278,010

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

The table below presents the unrealized gains/(losses) for the three month periods ended March 31, 2017 and March 31, 2016.

	Other income/(expense)
	For the three months ended
	March 31, 2017	March 31, 2016
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$393,340	$(762,011)

Total unrealized and realized gains/(losses) included in earnings	$393,340	$(762,011)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the three month period ended March 31, 2017 and the year ended December 31, 2016. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2017 and December 31, 2016.

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the three months ended	beginning	Net realized	Net unrealized	and	Net transfers	end
March 31, 2017	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of period
Derivatives:
Conversion feature liability	$(2,325,730)	$-0-	$190,862	$-0-	$-0-	$(2,134,868)
Warrant liability	(3,999,362)	-0-	202,478	-0-	-0-	(3,796,884)
Total of derivative liabilities	$(6,325,092)	$-0-	$393,340	$-0-	$-0-	$(5,931,752)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2016	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(901,243)	$29,108	$(1,453,595)	$-0-	$-0-	$(2,325,730)
Warrant liability	(1,914,923)	-0-	(1,233,423)	(851,016)	-0-	(3,999,362)
Total of derivative liabilities	$(2,816,166)	$29,108	$(2,687,018)	$(851,016)	$-0-	$(6,325,092)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at March 31, 2017 are as follows:

2017	$566,546
2018	566,119
2019	421,230
2020	297,570
2021	269,962
Thereafter	310,550
Total	$2,431,977

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $278,952 and $256,600 for the three month periods ended March 31, 2017 and March 31, 2016, respectively.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PATENT LITIGATION SETTLEMENT

Effective April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”). DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. Under the terms of the Settlement and License Agreement, as amended, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the termination of the Settlement and License Agreement on December 31, 2017 equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater.  In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant is exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant, on the termination date of the Settlement and Licensing Agreement on December 31, 2017.

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

The remaining minimum royalty payments per year are as follows:

2017	$450,000
Total	$450,000

During the three month periods ended March 31, 2017 and March 31, 2016 the Company recorded a charge to earnings of ($127,983) and $27,437 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the three month periods ended March 31, 2017 and March 31, 2016 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Chief Executive Officer

Randall G. Smith, Chief Technology Officer

Stephen E. Johnson, President and Chief Operating Officer

Thomas E. Vickers, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Smith, Mr. Johnson and Mr. Vickers contain severance provisions which entitles the employee to severance pay equal to one (1) year's salary and benefits in the event of the employee's termination by us for any reason other than for cause, as described in the employment agreement, or termination by the employee pursuant to a material breach of the agreement by us.

.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

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

As of March 31, 2017, we have an aggregate of $5,825,000 of convertible debentures and $450,000 of promissory notes outstanding to our Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

●

In June 2008, Mr. Wit invested $510,000 in convertible notes. On August 29, 2008, Mr. Wit converted the $510,000 and invested an additional $1,260,000 in a private placement of convertible debentures and warrants to purchase 3,540,000 shares of our common stock. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $1,770,000 of convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to August 29, 2013.On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $1,770,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013, 2013. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2017, $2,700,000 was outstanding on the Line of Credit at an interest rate of 3.0%.

For the three month periods ended March 31, 2017 and March 31, 2016 we incurred $231,459 and $208,602, respectively, in interest expense payable to related parties.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

As of March 31, 2017 we had the following outstanding securities:

o	147,770,249 shares of common stock issued and outstanding;
o	27,860,000 warrants issued and outstanding to purchase shares of our common stock;
o	4,575,000 options issued and outstanding to purchase shares of our common stock
o	-0- shares of our Series A Preferred Stock issued and outstanding;
o	-0- shares of our Series B Preferred Stock issued and outstanding;
o	-0- shares of our Series C Preferred Stock issued and outstanding;
o	250,000 share of our Series D Preferred Stock issued and outstanding; and
o	$7,050,000 principal amount Convertible Debentures convertible into 15,490,000 shares of common stock.

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

During the period from December 2015 through April 2016 all 5% Series A Preferred Stock shareholders accepted the Company's Exchange Offer and converted a total of 4,125,224 Series A preferred shares into 16,565,696 common shares.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2017 and March 31, 2016, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	March 31,		March 31,
Series of preferred stock	2017	2016	2017	2016

Series A	$-0-	$102,526	$-0-	$0.68
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,184,506

The following table presents preferred dividends accreted for the three month periods ended March 31, 2017 and March 31, 2016, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

	Dividends accreted		Dividends per share
	For the three months ended		For the three months ended
	March 31,		March 31,
	2017	2016	2017	2016
Preferred stock dividends in arrears Series A	$-0-	$1,870	$-0-	$0.012
Preferred stock dividends in arrears Series B	$-0-	$-0-	$-0-	$-0-
Preferred stock dividends in arrears Series C	$-0-	$-0-	$-0-	$-0-

Warrants Issued for Services and in Capital Transactions

The following tables summarize all outstanding warrants for the three month period ended March 31, 2017 and the year ended December 31, 2016, and the related changes during these periods.

March 31, 2017						March 31, 2017
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,860,000	2.46	$0.42	27,860,000	$0.42

December 31, 2016						December 31, 2016
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,860,000	2.71	$0.42	27,860,000	$0.42

Warrants
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	-0-
Balance at March 31, 2017	27,860,000
Warrants exercisable at March 31, 2017	27,860,000

Weighted average fair value of warrants granted during 2017	n/a

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2015	$(366,355)	$(366,355)
2016 Activity	(44,150)	(44,150)
Balance at December 31, 2016	(410,505)	(410,505)
2017 Activity	(2,468)	(2,468)
Balance at March 31, 2017	$(412,973)	$(412,973)

NOTE 13:	EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

As of March 31, 2017, there were 3,850,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At March 31, 2017, there were 6,650,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

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

As of March 31, 2017, there were 725,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2017, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2015	2,002,500	$0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,120,000)	0.12
Forfeited/cancelled/expired	(107,500)	0.29

Outstanding at December 31, 2016	1,225,000	0.17	2.62	$83,425
Granted	3,600,000	0.25
Exercised	-0-	-0-
Forfeited/cancelled/expired	(250,000)	0.14

Outstanding at March 31, 2017	4,575,000	$0.24	4.37	$69,350

Vested and exercisable at March 31, 2017	687,500	$0.16	1.23	$60,988

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2017 and March 31, 2016, respectively, was:

Fair value of options vesting for the three months ended	Number of options vested	Fair value of options vested
March 31, 2017	-0-	$-0-
March 31, 2016	75,000	$18,155

Cash received for stock option exercises for the three month periods ended March 31, 2017 and March 31, 2016 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2017 and March 31, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

The following table summarizes information concerning options outstanding at March 31, 2017:

Awards breakdown by price range at March 31, 2017
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	650,000	1.57	$0.16	575,000	1.19	$0.15
0.21	to	0.30	3,925,000	4.84	0.25	112,500	1.42	0.21
0.31	to	0.50	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.50	4,575,000	4.37	$0.24	687,500	1.23	$0.16

The following table summarizes information concerning options outstanding at December 31, 2016:

Awards breakdown by price range at December 31, 2016
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	850,000	2.15	$0.15	625,000	1.32	$0.14
0.21	to	0.30	375,000	3.70	0.23	112,500	1.67	0.21
0.30	to	0.50	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.50	1,225,000	2.62	$0.17	737,500	1.38	$0.15

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2017 was $0.19 and $0.00 during the three month period ended March 31, 2016 as no options were granted during the three month period ending March 31, 2016. The Black Scholes option-pricing model was utilized to calculate these values.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND MARCH 31, 2016

(unaudited)

Below are the assumptions for the fair value of share-based payments for the three month period ended March 31, 2017 and the year December 31, 2016.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2017	December 31, 2016
Risk-free interest rate	1.47%	1.45%
Expected dividend yield	0.0%	0.0%
Expected volatility	150.2%	155.5%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the three months ended March 31,
	2017	2016
Stock options granted during the period	$0.19	$0.00

Stock options vested during the period	$0.00	$0.24

Stock options forfeited during the period	$0.13	$0.00

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2017, and changes during the three month period ended March 31, 2017 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2017	487,500	$0.20

Nonvested shares at March 31, 2017	3,887,500	$0.25

As of March 31, 2017, $652,007 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to March 31, 2017 the Company repaid $800,000 on its revolving Line of Credit.

On April 7, 2017 the Company renewed the Line of Credit with the Northern Trust Company. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate.

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

In 2017, the primary focus of our strategy includes:

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $778,488 and $664,605 on research and product development activities during the three months ended March 31, 2017 and March 31, 2016, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2016 and year to date 2017 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2017.  We increased the marketing and business development budget for our TrialOne product during 2016 and the first three months of 2017 as we place increased emphasis on increasing our penetration of the Phase I market in the United States, Europe and East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2017 compared to the three months ended March 31, 2016

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2017 and March 31, 2016 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$5,735,530		$5,157,511		$578,019	11.2%

Cost of goods sold	1,292,494	22.5%	1,174,027	22.8%	118,467	10.1%

Gross margin	4,443,036	77.5%	3,983,484	77.2%	459,552	11.5%

Salaries, benefits and related taxes	3,290,583	57.4%	2,732,912	53.0%	557,671	20.4%
Rent	278,952	4.9%	256,600	5.0%	22,352	8.7%
Consulting services	59,629	1.0%	24,000	0.5%	35,629	148.5%
Legal and professional fees	147,357	2.6%	122,837	2.4%	24,520	20.0%
Other expenses	441,642	7.7%	289,689	5.6%	151,953	52.5%
Selling, general and administrative	208,889	3.6%	383,054	7.4%	(174,165)	-45.5%
Total operating expenses	4,427,052	77.2%	3,809,092	73.9%	617,960	16.2%

Operating income/(loss)	15,984	0.3%	174,392	3.4%	(158,408)	-90.8%

Interest expense	(339,457)	-5.9%	(296,505)	-5.7%	(42,952)	-14.5%
Interest income	1	0.0%	1	0.0%	-0-	0.0%
Change in derivatives	393,340	6.9%	(762,011)	-14.8%	1,155,351	151.6%
Transaction gain/(loss)	5,300	0.1%	7,222	0.1%	(1,922)	26.6%

Income/(loss) before income taxes and dividends	75,168	1.3%	(876,901)	-17.0%	952,069	108.6%
Income tax (expense)	(1,194)	0.0%	(59)	0.0%	(1,135)	-1923.7%
Net income/(loss)	73,974	1.3%	(876,960)	-17.0%	950,934	108.4%

Total preferred stock dividends	-0-	0.0%	(1,870)	0.0%	1,870	100.0%

Net income/(loss) attributable to common stockholders	$73,974	1.3%	$(878,830)	-17.0%	$952,804	108.4%

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2017 and March 31, 2016.

	For the three months ended
Revenue activity	March 31, 2017		March 31, 2016		$ Change	% Change
Set-up fees	$1,381,981	24.1%	$1,519,334	29.5%	$(137,353)	-9.0%
Change orders	330,411	5.7%	277,753	5.4%	52,658	19.0%
Maintenance	1,219,391	21.3%	1,201,220	23.3%	18,171	1.5%
Software licenses	1,964,857	34.3%	1,200,914	23.3%	763,943	63.6%
Professional services	559,080	9.7%	652,320	12.6%	(93,240)	-14.3%
Hosting	279,810	4.9%	305,970	5.9%	(26,160)	-8.5%
Total	$5,735,530	100.0%	$5,157,511	100.0%	$578,019	11.2%

Overall revenue increased by $578,019 or 11.2% for the three months ended March 31, 2017 compared with revenue for the three months ended March 31, 2016. This increase is primarily the result of increases in software licenses and change orders.

We recorded revenue of $4,331,081 including $1,381,981 from set-up fees, 1,107,842 from software licensing and $810,305 from maintenance revenues associated with our TrialMaster suite during the three months ended March 31, 2017 compared with revenue of $3,837,437 that included $1,519,334 in set-up fees, $782,677 from software licensing and $764,368 in maintenance revenues during the three months ended March 31, 2016.

We recorded $380,902 in revenues associated with clients using the eClinical Suite during the three months ended March 31, 2017 compared with revenue of $408,446 for the three months ended March 31, 2016.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $274,256 in revenues in maintenance and $67,900 from hosting activities associated with the eClinical Suite during the three months ended March 31, 2017 compared with revenue of $290,022 from maintenance and $56,275 from hosting activities for the three months ended March 31, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $876,358 including $782,283 from software licensing with clients utilizing our TrialOne EDC software for the three months ended March 31, 2017 compared with revenue of $612,997 including $308,228 from software licensing and $209,556 from professional services for the three months ended March 31, 2016.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $147,189 for the three months ended March 31, 2017 including $45,686 from software licensing and $87,506 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $202,150 for the three months ended March 31, 2016 including $72,611 from software licensing and $87,616 from maintenance.

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

Our top five customers accounted for approximately 32% of our revenues during the three months ended March 31, 2017 and approximately 40% of our revenues during the three months ended March 31, 2016.  One customer accounted for approximately 12% of our revenues during the three months ended March 31, 2017.   One customer accounted for approximately 20% of our revenues the three months ended March 31, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, principally located in Europe and East Asia, accounted for approximately 21% of our total revenues for the three month period ended March 31, 2017 and approximately 19% of our total revenues for the three months ended March 31, 2016.

One customer accounted for approximately 18% and another customer accounted for approximately 12% of our accounts receivables as of March 31, 2017. One customer accounted for approximately 17% and another customer accounted for approximately 15% of our accounts receivable as of March 31, 2016.

Cost of goods sold increased approximately 10% or $118,467 for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  Cost of goods sold were approximately 23% of revenues for the three months ended March 31, 2017 compared to approximately 23% for the three months ended March 31, 2016. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the three months ended March 31, 2017 primarily due to an increase in salaries and related benefits. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 16% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at 74% of total operating expenses for the three months ended March 31, 2017 compared to 72% of total operating expenses for the three months ended March 31, 2016.  Salaries and related expenses increased by 20% for the three months ended March 31, 2017 compared to the same period ended March 31, 2016.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
	March 31, 2017	March 31, 2016	$ Change	% Change
OmniComm corporate operations	$2,241,212	$1,876,021	$365,191	19.5%
New Jersey operations office	303,996	251,707	52,289	20.8%
OmniComm Europe, GmbH	164,749	159,386	5,363	3.4%
OmniComm Ltd.	232,309	180,170	52,139	28.9%
OmniComm Spain S.L.	73,153	70,063	3,090	4.4%
OmniComm Systems B.V.	141,185	131,973	9,212	7.0%
Employee stock compensation	133,979	63,592	70,387	110.7%
Total salaries and related expenses	$3,290,583	$2,732,912	$557,671	20.4%

As of March 31, 2017, we employed 131 employees and consultants Company-wide as follows: 59 out of our headquarters in Fort Lauderdale, Florida, 10 out of a regional operating office in Somerset, New Jersey, 24 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 12 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended March 31, 2017 and the three months ended March 31, 2016 we incurred $133,979 and $63,592, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 9% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2017. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended March 31, 2017 was a decrease in expense of $187 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $12,330 for the three months ended March 31, 2016.

	For the three months ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Corporate office	$102,468	$73,183	$29,285	40.0%
Co-location and disaster recovery facilities	127,217	113,942	13,275	11.7%
New Jersey operations office	13,148	18,352	(5,204)	-28.4%
OmniComm Europe, GmbH	18,221	19,809	(1,588)	-8.0%
OmniComm Ltd.	14,151	15,517	(1,366)	-8.8%
OmniComm Spain S.L.	1,608	1,658	(50)	-3.0%
OmniComm Systems B.V.	2,326	1,809	517	28.6%
Straight-line rent expense	(187)	12,330	(12,517)	-101.5%
Total	$278,952	$256,600	$22,352	8.7%

Consulting services expense increased to $59,629 for the three months ended March 31, 2017 compared with $24,000 for the three months ended March 31, 2016. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the three month period ended March 31, 2017. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense Category	March 31, 2017	March 31, 2016	$ Change	% Change
Sales and marketing	$20,000	$24,000	$(4,000)	-16.7%
Product development	39,629	-0-	39,629	n/a
Total	$59,629	$24,000	$35,629	148.5%

Legal and professional fees increased approximately 20% for the three months ended March 31, 2017 compared with the three months ended March 31, 2016. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2017 and March 31, 2016, respectively.

	For the three months ended
Expense Category	March 31, 2017	March 31, 2016	$ Change	% Change
Financial advisory	$25,000	$-0-	$25,000	n/a
Audit and related	27,000	32,290	(5,290)	-16.4%
Accounting services	46,879	53,053	(6,174)	-11.6%
Legal-employment related	12,311	4,614	7,697	166.8%
Legal-financial related	32,507	25,535	6,972	27.3%
General legal	3,660	7,345	(3,685)	-50.2%
Total	$147,357	$122,837	$24,520	20.0%

Selling, general and administrative expenses (“SG&A”) decreased by $174,165 or approximately 46% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising. We expect that the 2017 marketing, sales and advertising expenses will be approximately $850,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended March 31, 2017 we recognized bad debt expense of $29,366 compared to a credit of $148 for bad debt for the three months ended March 31, 2016.  This change was primarily the result of an increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2017 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2017.

Interest expense was $339,457 for the three months ended March 31, 2017 compared to $296,505 for the three months ended March 31, 2016, an increase of $42,952.  Interest incurred to related parties was $231,459 during the three months ended March 31, 2017 and $208,602 for the three months ended March 31, 2016.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the three months ended March 31, 2017 and March 31, 2016.

	For the three months ended
Debt Description	March 31, 2017	March 31, 2016	$ Change	% Change
Accretion of discount from derivatives	$61,429	$8,802	$52,627	597.9%
August 2008 convertible notes	47,342	47,868	(526)	-1.1%
December 2008 convertible notes	128,860	136,276	(7,416)	-5.4%
September 2009 secured convertible debentures	21,452	21,690	(238)	-1.1%
General interest	38,949	48,262	(9,313)	-19.3%
Related party notes payable	41,425	33,607	7,818	23.3%
Total	$339,457	$296,505	$42,952	14.5%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2016 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized gain of $393,340 during the three months ended March 31, 2017 compared with a net unrealized loss of $762,011 during the three months ended March 31, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2017 and March 31, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $1,870 in its 5% Series A Preferred Stock dividends for the three month periods ended March 31, 2017, and March 31, 2016, respectively. The below table contains the cumulative arrearage for each series of preferred stock as of March 31, 2017.

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At March 31, 2017, we had working capital deficit of $9,399,163.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	March 31, 2017	December 31, 2016	$ Change	% Change
Cash	$641,176	$1,439,332	$(798,156)	-55.5%
Accounts receivable, net of allowance for doubtful accounts	5,321,222	5,455,210	(133,988)	-2.5%
Prepaid expenses	169,497	195,915	(26,418)	-13.5%
Prepaid stock compensation, current portion	129,061	148,422	(19,361)	-13.0%
Other current assets	19,207	35,055	(15,848)	-45.2%
Current assets	6,280,163	7,273,934	(993,771)	-13.7%

Accounts payable and accrued expenses	1,549,768	2,123,073	(573,305)	-27.0%
Patent litigation settlement liability, current portion	843,219	862,500	(19,281)	-2.2%
Deferred revenue, current portion	7,304,587	7,250,061	54,526	0.8%
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Conversion feature liability, related parties	1,587,696	1,740,278	(152,582)	-8.8%
Conversion feature liability	547,172	585,452	(38,280)	-6.5%
Warrant liability, related parties	2,374,754	2,519,614	(144,860)	-5.7%
Warrant liability	1,422,130	1,479,748	(57,618)	-3.9%
Current liabilities	15,679,326	16,610,726	(931,400)	-5.6%

Working capital (deficit)	$(9,399,163)	$(9,336,792)	$(62,371)	-0.7%

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Net cash provided by/(used in) operating activities	$(731,540)	$285,321	$(1,016,861)	-356.4%
Net cash provided by/(used in) investing activities	(61,554)	(85,075)	23,521	27.6%
Net cash provided by/(used in) financing activities	-0-	-0-	-0-	n/a

Net increase/(decrease) in cash and cash equivalents	(798,156)	187,546	(985,702)	-525.6%

Changes in operating accounts	(722,275)	247,469	(969,744)	-391.9%

Effect of non-cash transactions on cash and cash equivalents	$(83,239)	$914,812	$(998,051)	-109.1%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $798,156 to $641,176 at March 31, 2017 from $1,439,332 at December 31, 2016. The decrease is primarily comprised of a net income of $73,974, changes in working capital accounts of ($722,275) and a decrease from non-cash transactions of $83,239. During the three months ended March 31, 2017 we had investing activities comprised of net purchases of property and equipment of $61,554. We did not have any financing activities during the three month period ended March 31, 2017.

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

Presently, we have approximately $500,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2017.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2017:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,242,500	$-0-		$-0-		$450,000	(2)	$792,500	(3)
Convertible notes (1)	7,050,000	50,000	(4)	450,000	(5)	-0-		6,550,000	(6)
Lines of credit (7)	2,700,000	-0-		-0-		-0-		2,700,000
Operating lease obligations (8)	2,431,977	734,386		526,083		366,902		804,606	(9)
Patent licensing fees (10)	862,500	862,500		-0-		-0-		-0-
Total	$14,286,977	$1,646,886		$976,083		$816,902		$10,847,106

1.	Amounts do not include interest to be paid.
2.	Includes $450,000 of 12% notes payable that mature in April 2019.
3.	Includes $420,000 of 10% notes payable that mature in April 2020 and $372,500 of 12% notes payable that mature in April 2020.
4.	Includes $50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of of the holder at a conversion rate of $1.25 per share.
5.	Includes $150,000 in 10% convertible notes that mature in April 2018 and $300,000 in 12% convertible notes that mature in April 2018.
6.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,780,000 in 12% convertible notes that mature in April 2020.
7.	Includes $2,700,000 due on the revolving Line of Credit with The Northern Trust Company.
8.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands and our European headquarters in Germany.

9.	Includes office lease obligations through 2023.
10.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

As of March 31, 2017, we were in default on principal and interest payments owed totaling $139,443 on our 10% Convertible Notes that were issued in 1999.

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

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to Mr. Wit originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures to Mr. Wit originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and the holders extended the maturity date of $625,000 of convertible debentures originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and our former director, Mr. van Kesteren ("Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

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

On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2017, $2,700,000 was outstanding on the Line of Credit at an interest rate of 3.0%.

During the next twelve months we expect debt in the aggregate amount of $50,000 to mature as follows:

●	$50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt to fund our working capital needs. We have historically used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($2,700,000 of which is outstanding as of March 31, 2017) or short-term bridge loans, we do not have any additional sources of working capital.

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

FAIR VALUE MEASUREMENT

OmniComm’s capital structure includes the use of warrants and convertible debt features that are classified as derivative financial instruments. Derivative financial instruments are recognized as either assets or liabilities and are measured at fair value under ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires that changes in the fair value of derivative financial instruments with no hedging designation be recognized as gains/(losses) in the earnings statement. The fair value measurement is determined in accordance with ASC 820, Fair Value Measurements and Disclosures.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first three months of 2017, we adopted the following new accounting pronouncements:

No new applicable pronouncements during the three month period ended March 31, 2017.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2016 to determine their impact, if any, on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2017, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Dated: May 15, 2017

OMNICOMM SYSTEMS, INC.

By:	/s/ Cornelis F. Wit
Cornelis F. Wit, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)