Form 10-Q
period 2017-06-30
OMNICOMM SYSTEMS INC
filed 2017-08-11
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [√]

The number of shares outstanding of each of the issuer’s classes of common equity as of August 10, 2017: 147,892,805 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Six month period ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,116,615	$1,439,332
Accounts receivable, net of allowance for doubtful accounts of $132,816 and $179,813, respectively	4,889,077	5,455,210
Prepaid expenses	231,097	195,915
Prepaid stock compensation, current portion	94,490	148,422
Other current assets	14,290	35,055
Total current assets	6,345,569	7,273,934

LONG TERM ASSETS
Property and equipment, net	588,572	637,552
Other assets
Intangible assets, net	104,765	108,880
Prepaid stock compensation	22,800	58,663
Other assets	45,756	51,321

TOTAL ASSETS	$7,107,462	$8,130,350

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,068,032	$2,123,073
Deferred revenue, current portion	6,505,895	7,250,061
Convertible notes payable, current portion	50,000	50,000
Patent settlement liability, current portion	627,765	862,500
Conversion feature liability, related parties	1,272,487	1,740,278
Conversion feature liability	450,525	585,452
Warrant liability, related parties	2,000,420	2,519,614
Warrant liability	1,065,594	1,479,748
Total current liabilities	14,040,718	16,610,726

LONG TERM LIABILITIES
Line of credit, long term	1,600,000	2,700,000
Notes payable, related parties, long term, net of current portion, net of discount of $184,850 and $237,664, respectively	265,150	212,336
Notes payable, long term, net of current portion, net of discount of $385,241 and $455,285, respectively	407,259	337,215
Deferred revenue, long term, net of current portion	2,084,541	2,289,169
Convertible notes payable, related parties, long term, net of current portion	5,825,000	5,825,000
Convertible notes payable, long term, net of current portion	1,075,000	1,175,000
Patent settlement liability, long term, net of current portion	-0-	108,702

TOTAL LIABILITIES	25,297,668	29,258,148

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 147,792,805 and 147,786,917 issued and outstanding, respectively, at $0.001 par value	147,794	147,788
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	53,598,081	53,425,956
Accumulated other comprehensive (loss)	(398,429)	(410,505)
Accumulated (deficit)	(72,537,652)	(75,291,037)

TOTAL SHAREHOLDERS' (DEFICIT)	(18,190,206)	(21,127,798)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$7,107,462	$8,130,350

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$12,930,309	$9,822,270	$7,272,133	$4,930,261
Reimbursable revenues	529,578	638,729	452,224	373,227
Total revenues	13,459,887	10,460,999	7,724,357	5,303,488

Cost of goods sold	2,186,710	1,911,030	1,106,020	940,859
Reimbursable expenses-cost of goods sold	621,010	639,293	409,206	435,437
Total cost of goods sold	2,807,720	2,550,323	1,515,226	1,376,296

Gross margin	10,652,167	7,910,676	6,209,131	3,927,192

Operating expenses
Salaries, benefits and related taxes	6,512,378	5,443,425	3,221,795	2,710,513
Rent and occupancy expenses	549,049	501,058	270,097	244,458
Consulting services	120,734	48,000	61,105	24,000
Legal and professional fees	240,444	203,296	93,087	80,459
Travel	491,360	400,062	203,669	231,264
Telephone and internet	75,874	83,667	36,616	43,183
Selling, general and administrative	660,266	824,775	451,377	441,721
Bad debt expense	(46,997)	33,307	(76,363)	33,455
Depreciation expense	162,419	146,577	82,495	76,111
Amortization expense	10,875	20,253	5,472	10,164
Total operating expenses	8,776,402	7,704,420	4,349,350	3,895,328

Operating income/(loss)	1,875,765	206,256	1,859,781	31,864

Other income/(expense)
Interest expense, related parties	(465,197)	(443,686)	(233,738)	(235,084)
Interest expense	(214,752)	(175,373)	(106,754)	(87,470)
Interest income	586	2	585	1
Change in derivative liabilities	1,536,067	(2,458,836)	1,142,727	(1,696,825)
Transaction gain/(loss)	22,110	(510)	16,810	(7,732)
Income/(loss) before income taxes	2,754,579	(2,872,147)	2,679,411	(1,995,246)
Income tax (expense)	(1,194)	(59)	-0-	-0-
Net income/(loss)	2,753,385	(2,872,206)	2,679,411	(1,995,246)
Preferred stock dividends
Preferred stock dividends in arrears
Series A preferred	-0-	(1,870)	-0-	-0-
Total preferred stock dividends	-0-	(1,870)	-0-	-0-
Net income/(loss) attributable to common stockholders	$2,753,385	$(2,874,076)	$2,679,411	$(1,995,246)

Net income/(loss) per share
Basic	$0.02	$(0.02)	$0.02	$(0.01)
Diluted	$0.02	$(0.02)	$0.02	$(0.01)
Weighted average number of shares outstanding
Basic	147,778,391	144,029,335	147,771,240	146,978,378
Diluted	162,256,010	144,029,335	162,316,240	146,978,378

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income/(loss) attributable to common stockholders	$2,753,385	$(2,874,076)	$2,679,411	$(1,995,246)
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	12,076	(17,787)	14,544	(14,631)

Other comprehensive income/(loss)	12,076	(17,787)	14,544	(14,631)

Comprehensive income/(loss)	$2,765,461	$(2,891,863)	$2,693,955	$(2,009,877)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE SIX MONTHS ENDED JUNE 30, 2017
(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	other comprehensive	Total shareholders'
	of shares	Par value	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)
Balances at December 31, 2015	3,637,724	$3,637	250,000	$250	$4,230,792	131,703,577	$131,704	$49,974,415	$(75,392,917)	$(366,355)	$(21,418,474)

Employee stock option expense								35,046			35,046

Foreign currency translation adjustment										(44,150)	(44,150)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,100,000	1,100	128,400			129,500

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the year ended December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	101,880	-0-	101,880

Balances at December 31, 2016	-0-	-0-	250,000	250	999,750	147,786,917	147,788	53,425,956	(75,291,037)	(410,505)	(21,127,798)

Employee stock option expense								174,965			174,965

Foreign currency translation adjustment										12,076	12,076

Restricted stock issuance/(forfeiture)						(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise						22,556	23	(23)			-0-

Net income/(loss) for the period ended June 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,753,385	-0-	2,753,385

Balances at June 30, 2017	-0-	$-0-	250,000	$250	$999,750	147,792,805	$147,794	$53,598,081	$(72,537,652)	$(398,429)	$(18,190,206)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,753,385	$(2,872,206)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(1,536,067)	2,458,836
Interest expense from derivative instruments	122,858	35,209
Employee stock compensation	261,926	110,659
Provision for doubtful accounts	(46,997)	33,307
Depreciation and amortization	173,294	166,830
Changes in operating assets and liabilities
Accounts receivable	613,130	(268,770)
Prepaid expenses	(35,182)	(11,514)
Other current assets	20,765	4,703
Other assets	5,565	(6,789)
Accounts payable and accrued expenses	(55,041)	150,661
Patent settlement liability	(343,437)	(272,678)
Deferred revenue	(948,794)	(244,655)
Net cash provided by/(used in) operating activities	985,405	(716,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(107,348)	(164,449)
Net cash (used in) investing activities	(107,348)	(164,449)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(100,000)	-0-
Proceeds/(repayments) from revolving line of credit	(1,100,000)	800,000
Proceeds from exercise of stock options	-0-	125,000
Net cash provided by/(used in) financing activities	(1,200,000)	925,000

Effect of exchange rate changes on fixed and intangible assets	(12,850)	(4,475)
Effect of exchange rate changes on cash and cash equivalents	12,076	(17,787)
Net increase/(decrease) in cash and cash equivalents	(322,717)	21,882
Cash and cash equivalents at beginning of period	1,439,332	835,219

Cash and cash equivalents at end of period	$1,116,615	$857,101

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,194	$59
Interest	$534,238	$774,746

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$350,000	$7,652,500
Restricted stock issuance/(forfeiture)	$(2,834)	$68,400
Promissory notes issued for accrued interest	$-0-	$450,000
Common stock issued in exchange for 5% Series A Preferred Stock	$-0-	$3,637,724

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

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

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2017 and June 30, 2016 we spent $1,484,356 and $1,315,524, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the six month periods ended June 30, 2017 and June 30, 2016 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

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

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2016 financial statements to conform to the 2017 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $12,076 and a translation loss of $17,787 for the six month periods ended June 30, 2017 and June 30, 2016, respectively.

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

JUNE 30, 2017 AND JUNE 30, 2016

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

The fees associated with each business activity for the six month periods ended June 30, 2017 and June 30, 2016, respectively, are:

	For the six months ended
Revenue activity	June 30, 2017	June 30, 2016
Set-up fees	$2,692,108	$3,312,733
Change orders	701,506	669,899
Maintenance	2,378,694	2,337,965
Software licenses	5,506,624	2,202,288
Professional services	1,606,558	1,398,136
Hosting	574,397	539,978
Total	$13,459,887	$10,460,999

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $132,816 as of June 30, 2017 and $179,813 as of December 31, 2016.

The following table summarizes activity in the Company's allowance for doubtful accounts for the six month period ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017	December 31, 2016
Beginning of period	$179,813	$116,834
Bad debt expense	(46,997)	132,767
Write-offs	-0-	(69,788)
End of period	$132,816	$179,813

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2017, $909,251 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2017. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2017, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 10% of our revenues during the six month period ended June 30, 2017 or approximately $1,300,000. One customer accounted for 20% of our revenues during the six month period ended June 30, 2016 or approximately $2,100,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the six month periods ended June 30, 2017 and June 30, 2016 and the year ended December 31, 2016.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
June 30, 2017	1	10%	2	35%
December 31, 2016	1	16%	2	21%
June 30, 2016	1	20%	1	13%

The table below provides revenues from European customers for the six month periods ended June 30, 2017 and June 30, 2016.

European revenues
For the six months ended
June 30, 2017		June 30, 2016
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,710,724	13%	$899,293	9%

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

JUNE 30, 2017 AND JUNE 30, 2016

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2017, the Company had $8,590,436 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $6,505,895 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $437,293 and $432,837 for the six month periods ended June 30, 2017 and June 30, 2016, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2017 and June 30, 2016 we spent $1,484,356 and $1,315,524, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Shareholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2017 10,500,000 shares of our common stock were authorized for issuance under the 2016 Plan.

The predecessor plan, the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”) was approved at our Annual Meeting of Shareholders on July 10, 2009 and terminated on June 16, 2016 upon the approval of the 2016 Plan. The 2009 Plan provided for the issuance of up to 7,500,000 shares to employees, directors and key consultants. The 2016 and 2009 Plans are more fully described in “Note 13, Equity Incentive Plans”.

The Company accounts for its equity incentive plans under ASC 718, Compensation – Stock Compensation, (“ASC 718”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company currently uses the Black Scholes option pricing model to determine grant date fair value.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2017, we adopted the following new accounting pronouncements:

No new applicable pronouncements during the six month period ended June 30, 2017.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3.	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 147,778,391 and 144,029,335 for the six month periods ended June 30, 2017 and June 30, 2016, respectively.

The outstanding share balance as of June 30, 2017 and June 30, 2016, respectively, includes 998,350 and 1,943,343 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 31,752,126 and 44,902,516 have been omitted from the calculation of dilutive earnings/(loss) per share for the six month periods ended June 30, 2017 and June 30, 2016, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2017 and June 30, 2016, respectively.

Anti-dilutive security	June 30, 2017	June 30, 2016
Employee stock options	3,850,000	982,500
Warrants	27,020,000	27,860,000
Convertible notes	740,000	15,910,000
Shares issuable for accrued interest	142,126	150,016
Total	31,752,126	44,902,516

The employee stock options are exercisable at prices ranging from $0.14 to $0.25 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $1.25 per share.

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

	For the six months ended
	June 30, 2017			June 30, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,753,385	147,778,391	$0.02	$(2,874,076)	144,029,335	$(0.02)

Effect of dilutive securities	(193,733)	14,477,619	(0.01)	-0-	-0-	-0-

Diluted EPS	$2,559,652	162,256,010	$0.02	$(2,874,076)	144,029,335	$(0.02)

	For the three months ended
	June 30, 2017			June 30, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,679,411	147,771,240	$0.02	$(1,995,246)	146,978,378	$(0.01)

Effect of dilutive securities	(205,560)	14,545,000	(0.01)	-0-	-0-	-0-

Diluted EPS	$2,473,851	162,316,240	$0.02	$(1,995,246)	146,978,378	$(0.01)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,217,149	$1,854,382	$362,767	$2,125,067	$1,761,879	$363,188	5
Leasehold improvements	117,664	94,671	22,993	114,719	89,789	24,930	5
Computer software	1,964,649	1,801,436	163,213	1,925,462	1,720,399	205,063	3
Office furniture	160,458	120,859	39,599	158,436	114,065	44,371	5
Total	$4,459,920	$3,871,348	$588,572	$4,323,684	$3,686,132	$637,552

Depreciation expense for the six month periods ended June 30, 2017 and June 30, 2016 was $162,419 and $146,577, respectively.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2017			December 31, 2016
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	112,953	27,611	85,342	104,163	21,990	82,173	15
Promasys B.V. software code	72,837	53,414	19,423	72,837	46,130	26,707	5
Promasys B.V. URLs/website	57,047	57,047	-0-	52,608	52,608	-0-	3
Total	$1,635,538	$1,530,773	$104,765	$1,622,309	$1,513,429	$108,880

Amortization expense was $10,875 and $20,253 for the six month periods ended June 30, 2017 and June 30, 2016, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2017	$11,049
2018	19,670
2019	7,530
2020	7,530
2021	7,530
Thereafter	51,456
Total	$104,765

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2017	December 31, 2016
Accounts payable	$966,863	$697,060
Accrued payroll and related costs	780,478	886,334
Other accrued expenses	143,745	431,961
Accrued interest	176,946	107,718
Total accounts payable and accrued expenses	$2,068,032	$2,123,073

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Executive Chairman, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2017, $1,600,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

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

At June 30, 2017, the Company owed $1,242,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	June 30, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$450,000	$-0-	$-0-	$-0-	$450,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	372,500	-0-	372,500	-0-	-0-
Discount on notes payable				-0-	(385,241)	-0-	(184,850)
Total			$1,242,500	$-0-	$407,259	$-0-	$265,150

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

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Executive Vice Chairman, Randall G. Smith ("Mr. Smith"), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016 Mr. Wit sold 1,000,000 of the warrants to an employee of the Company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	June 30, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$6,950,000	$-0-	$50,000	$5,825,000	$1,075,000

The following table summarizes the convertible debt outstanding as of December 31, 2016.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of June 30, 2017, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000. There was $90,689 of accrued interest at June 30, 2017.

Secured Convertible Debentures

On September 30, 2009, the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our Executive Chairman, Cornelis F. Wit (“Mr. Wit”). The Company received net proceeds of $1,400,000. The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

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

JUNE 30, 2017 AND JUNE 30, 2016

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

On June 30, 2017 the Company repaid $100,000 of convertible debentures to a holder.

Convertible Debentures

August 2008

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), and one of our Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009, the Company and two Affiliates of the Company extended $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to August 29, 2013.

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

On June 30, 2017 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

December 2008

On December 16, 2008, the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of common stock to eleven accredited investors including our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), our President and Chief Executive Officer, Stephen E. Johnson (“Mr. Johnson”), our Executive Vice Chairman, Randall G. Smith (“Mr. Smith”), our former Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 Affiliates of the Company extended $4,980,000 of Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013.

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

On March 6, 2013, the Company and the holder agreed to extend the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013, the Company and the holder agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

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

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

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

On June 30, 2017, the Company and the holder agreed to extend the maturity date of $200,000 of convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

The principal payments required at maturity under the Company’s outstanding convertible debt at June 30, 2017 are as follows:

2017	$50,000
2018	-0-
2019	150,000
2020	6,550,000
2021	200,000
Total	$6,950,000

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

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

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the promissory notes issued in the six month period ended June 30, 2016.

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2017 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

A summary as of June 30, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,723,012	$-0-	$-0-	$1,723,012
Warrant liability	3,066,014	-0-	-0-	3,066,014
Total of derivative liabilities	$4,789,026	$-0-	$-0-	$4,789,026

(1)   The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six month period ended June 30, 2017

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at June 30, 2017
Risk free interest rate	1.12%	to	1.48%
Dividend yield		0.00%
Expected volatility	111.4%	to	127.9%
Expected life (range in years)
Conversion feature liability	1.75	to	3.76
Warrant liability	0.75	to	3.76

A summary as of December 31, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,325,730	$-0-	$-0-	$2,325,730
Warrant liability	3,999,362	-0-	-0-	3,999,362
Total of derivative liabilities	$6,325,092	$-0-	$-0-	$6,325,092

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

A summary as of June 30, 2017 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$85,342	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	19,423	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	-0-	-0-	-0-	-0-	68,814
Total	$108,880	$104,765	$-0-	$-0-	$278,010

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

A summary as of December 31, 2016 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2015	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$92,444	$82,173	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	41,274	26,707	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	15,159	-0-	-0-	-0-	68,814
Total	$148,877	$108,880	$-0-	$-0-	$278,010

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

The table below presents the unrealized gains/(losses) for the six month periods ended June 30, 2017 and June 30, 2016.

	Other income/(expense)
	For the six months ended
	June 30, 2017	June 30, 2016
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$1,536,067	$(2,458,836)

Total unrealized and realized gains/(losses) included in earnings	$1,536,067	$(2,458,836)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the six month period ended June 30, 2017 and the year ended December 31, 2016. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2017 and December 31, 2016.

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the six months ended	beginning	Net realized	Net unrealized	and	Net transfers	end
June 30, 2017	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of period
Derivatives:
Conversion feature liability	$(2,325,730)	$48,375	$554,343	$-0-	$-0-	$(1,723,012)
Warrant liability	(3,999,362)	-0-	933,348	-0-	-0-	(3,066,014)
Total of derivative liabilities	$(6,325,092)	$48,375	$1,487,691	$-0-	$-0-	$(4,789,026)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2016	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(901,243)	$29,108	$(1,453,595)	$-0-	$-0-	$(2,325,730)
Warrant liability	(1,914,923)	-0-	(1,233,423)	(851,016)	-0-	(3,999,362)
Total of derivative liabilities	$(2,816,166)	$29,108	$(2,687,018)	$(851,016)	$-0-	$(6,325,092)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2017 are as follows:

2017	$369,156
2018	566,431
2019	421,230
2020	297,570
2021	269,962
Thereafter	310,550
Total	$2,234,899

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $549,049 and $501,058 for the six month periods ended June 30, 2017 and June 30, 2016, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2017. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2018. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

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

The remaining minimum royalty payments per year are as follows:

2017	$337,500
Total	$337,500

During the six month periods ended June 30, 2017 and June 30, 2016 the Company recorded a charge to earnings of ($118,436) and $52,322 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the six month periods ended June 30, 2017 and June 30, 2016 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Executive Chairman

Randall G. Smith, Executive Vice Chairman

Stephen E. Johnson, President and Chief Executive Officer

Thomas E. Vickers, Chief Financial Officer

The employment agreements provide, among other things, for participation in employee benefits available to employees and executives. Each of the agreements will renew for successive one-year terms unless the agreement is expressly terminated by either the employee or the Company prior to the end of the then current term as provided for in the employment agreement. Under the terms of the agreement, we may terminate the employee’s employment upon 30 or 60 days notice of a material breach and the employee may terminate the agreement under the same terms and conditions. The employment agreements contain non-disclosure provisions, as well as non-compete clauses. The agreements for Mr. Smith, Mr. Johnson and Mr. Vickers contain severance provisions which entitles the employee to severance pay equal to one (1) year's salary and benefits in the event of the employee's termination by the Company for any reason other than for cause, as described in the employment agreement, or termination by the employee pursuant to a material breach of the agreement by the Company.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

NOTE 11:	RELATED PARTY TRANSACTIONS

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our Executive Vice Chairman, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

On April 30, 2015, the Company and Stephen E. Johnson, our President and Chief Executive Officer (“Mr. Johnson”) extended the maturity date of $25,000 of convertible debentures to Mr.  Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

As of June 30, 2017, we have an aggregate of $5,825,000 of convertible debentures and $450,000 of promissory notes outstanding to our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Executive Chairman, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2017, $1,600,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

For the six month periods ended June 30, 2017 and June 30, 2016 we incurred $465,197 and $443,686, respectively, in interest expense payable to related parties.

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

As of June 30, 2017 we had the following outstanding securities:

o	147,792,805 shares of common stock issued and outstanding;
o	27,020,000 warrants issued and outstanding to purchase shares of our common stock;
o	4,600,000 options issued and outstanding to purchase shares of our common stock
o	250,000 share of our Series D Preferred Stock issued and outstanding; and
o	$6,950,000 principal amount Convertible Debentures convertible into 15,090,000 shares of common stock.

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

JUNE 30, 2017 AND JUNE 30, 2016

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

During the period from December 2015 through April 2016 all 5% Series A Preferred Stock shareholders accepted the Company’s Exchange Offer and converted a total of 4,125,224 Series A preferred shares into 16,565,696 common shares.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2017 and June 30, 2016, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	June 30,		June 30,
Series of preferred stock	2017	2016	2017	2016

Series A	$-0-	$-0-	$-0-	$-0-
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

The following table presents preferred dividends accreted for the six month periods ended June 30, 2017 and June 30, 2016, respectively, and the per share effect of the preferred dividends if their effect was not anti-dilutive.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the six month period ended June 30, 2017 and the year ended December 31, 2016, and the related changes during these periods.

June 30, 2017						June 30, 2017
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,020,000	2.34	$0.42	27,020,000	$0.42

December 31, 2016						December 31, 2016
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,860,000	2.71	$0.42	27,860,000	$0.42

Warrants
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at June 30, 2017	27,020,000
Warrants exercisable at June 30, 2017	27,020,000

Weighted average fair value of warrants granted during 2017	n/a

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2015	$(366,355)	$(366,355)
2016 Activity	(44,150)	(44,150)
Balance at December 31, 2016	(410,505)	(410,505)
2017 Activity	12,076	12,076
Balance at June 30, 2017	$(398,429)	$(398,429)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

NOTE 13:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2017 10,500,000 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

As of June 30, 2017, there were 3,975,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At June 30, 2017, there were 6,525,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

As of June 30, 2017, there were 625,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2017, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2015	2,002,500	$0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,120,000)	0.12
Forfeited/cancelled/expired	(107,500)	0.29

Outstanding at December 31, 2016	1,225,000	0.17	2.62	$83,425
Granted	3,725,000	0.25
Exercised	(50,000)	0.10
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at June 30, 2017	4,600,000	$0.24	4.22	$33,800

Vested and exercisable at June 30, 2017	600,000	$0.17	1.05	$31,800

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2017 and June 30, 2016, respectively, was:

Fair value of options vesting for the six months ended	Number of options vested	Fair value of options vested
June 30, 2017	12,500	$2,834
June 30, 2016	112,500	$25,153

Cash received for stock option exercises for the six month periods ended June 30, 2017 and June 30, 2016 was $-0- and $125,000, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2017 and June 30, 2016.

The following table summarizes information concerning options outstanding at June 30, 2017:

Awards breakdown by price range at June 30, 2017
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	550,000	1.42	$0.16	475,000	0.98	$0.16
0.21	to	0.30	4,050,000	4.60	0.25	125,000	1.33	0.22
0.31	to	0.50	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.50	4,600,000	4.22	$0.24	600,000	1.05	$0.17

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

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

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2017 was $0.19 and $0.00 during the six month period ended June 30, 2016 as no options were granted during the six month period ending June 30, 2016. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2017 and the year ended December 31, 2016.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2017	December 31, 2016
Risk-free interest rate	1.48%	1.45%
Expected dividend yield	0.0%	0.0%
Expected volatility	144.6%	155.5%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the six months ended June 30,
	2017	2016
Stock options granted during the period	$0.19	$-0-

Stock options vested during the period	$0.23	$0.22

Stock options forfeited during the period	$0.13	$0.11

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND JUNE 30, 2016

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2017, and changes during the six month period ended June 30, 2017 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2017	487,500	$0.20

Nonvested shares at June 30, 2017	4,000,000	$0.25

As of June 30, 2017, $591,657 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.7 years.

NOTE14:	SUBSEQUENT EVENTS

Subsequent to June 30, 2017 the Company repaid $1,100,000 on its revolving Line of Credit.

On August 2, 2017 Thomas E. Vickers, our Chief Financial Officer, exercised stock options granted to him in 2012.  As a result of the exercise 100,000 common shares were issued to him.

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

In 2017, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne
●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services
●	Expanding our penetration of the large pharmaceutical sponsor market
●	Broadening our suite of services and software applications on an organic research and product development basis and on a selective basis via the acquisition or licensing of complementary solutions
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in those geographic markets

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $1,484,356 and $1,315,524 on research and product development activities during the six months ended June 30, 2017 and June 30, 2016, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2016 and year to date 2017 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2017.  We increased the marketing and business development budget for our TrialOne product during 2016 and the first six months of 2017 as we place increased emphasis on increasing our penetration of the Phase I market in the Unites States, Europe and East Asia. We believe that the Phase I segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2017 compared to the six months ended June 30, 2016

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2017 and June 30, 2016 is included in the table below.

Summarized Statement of Operations
For the six months ended
June 30,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$13,459,887		$10,460,999		$2,998,888	28.7%

Cost of goods sold	2,807,720	20.9%	2,550,323	24.4%	257,397	10.1%

Gross margin	10,652,167	79.1%	7,910,676	75.6%	2,741,491	34.7%

Salaries, benefits and related taxes	6,512,378	48.4%	5,443,425	52.0%	1,068,953	19.6%
Rent	549,049	4.1%	501,058	4.8%	47,991	9.6%
Consulting services	120,734	0.9%	48,000	0.5%	72,734	151.5%
Legal and professional fees	240,444	1.8%	203,296	1.9%	37,148	18.3%
Other expenses	693,531	5.2%	683,866	6.5%	9,665	1.4%
Selling, general and administrative	660,266	4.9%	824,775	7.9%	(164,509)	-19.9%
Total operating expenses	8,776,402	65.3%	7,704,420	73.6%	1,071,982	13.9%

Operating income/(loss)	1,875,765	13.9%	206,256	2.0%	1,669,509	809.4%

Interest expense	(679,949)	-5.1%	(619,059)	-5.9%	(60,890)	9.8%
Interest income	586	0.0%	2	0.0%	584	29200.0%
Change in derivatives	1,536,067	11.4%	(2,458,836)	-23.5%	3,994,903	162.5%
Transaction gain/(loss)	22,110	0.2%	(510)	0.0%	22,620	4435.3%

Income/(loss) before income taxes and dividends	2,754,579	20.5%	(2,872,147)	-27.5%	5,626,726	195.9%
Income tax (expense)	(1,194)	0.0%	(59)	0.0%	(1,135)	1923.7%
Net income/(loss)	2,753,385	20.5%	(2,872,206)	-27.5%	5,625,591	195.9%

Total preferred stock dividends	-0-	0.0%	(1,870)	0.0%	1,870	100.0%

Net income/(loss) attributable to common stockholders	$2,753,385	20.5%	$(2,874,076)	-27.5%	$5,627,461	195.8%

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2017 and June 30, 2016.

	For the six months ended
Revenue activity	June 30, 2017		June 30, 2016		$ Change	% Change
Set-up fees	$2,692,108	20.0%	$3,312,733	31.7%	$(620,625)	-18.7%
Change orders	701,506	5.2%	669,899	6.4%	31,607	4.7%
Maintenance	2,378,694	17.7%	2,337,965	22.3%	40,729	1.7%
Software licenses	5,506,624	40.9%	2,202,288	21.0%	3,304,336	150.0%
Professional services	1,606,558	11.9%	1,398,136	13.4%	208,422	14.9%
Hosting	574,397	4.3%	539,978	5.2%	34,419	6.4%
Total	$13,459,887	100.0%	$10,460,999	100.0%	$2,998,888	28.7%

Overall revenue increased by $2,998,888 or 28.7% for the six months ended June 30, 2017 compared with revenue for the six months ended June 30, 2016. This increase is primarily the result of an increase in software licenses.

We recorded revenue of $10,106,711 including $2,692,108 from set-up fees, $3,312,595 from software licensing and $1,555,291 from maintenance revenues associated with our TrialMaster suite during the six months ended June 30, 2017 compared with revenue of $8,149,218 that included $3,312,733 in set-up fees, $1,450,151 from software licensing and $1,520,278 in maintenance revenues during the six months ended June 30, 2016.

We recorded $859,545 in revenues associated with clients using the eClinical Suite during the six months ended June 30, 2017 compared with revenue of $773,626 for the six months ended June 30, 2016.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $491,377 in revenues in maintenance and $133,467 from hosting activities associated with the eClinical Suite during the six months ended June 30, 2017 compared with revenue of $534,986 from maintenance and $115,717 from hosting activities for the six months ended June 30, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $2,252,148 including $1,892,498 from software licensing and $87,579 from professional services for clients utilizing our TrialOne EDC software for the six months ended June 30, 2017 compared with revenue of $1,030,733 including $582,073 from software licensing and $264,356 from professional services for the six months ended June 30, 2016.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $241,483 for the six months ended June 30, 2017 including $76,530 from software licensing and $150,955 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $341,315 for the six months ended June 30, 2016 including $99,641 from software licensing and $168,396 from maintenance.

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

Our top five customers accounted for approximately 37% of our revenues during the six months ended June 30, 2017 and approximately 40% of our revenues during the six months ended June 30, 2016.  One customer accounted for approximately 10% of our revenues during the six months ended June 30, 2017.   One customer accounted for approximately 20% of our revenues during the six months ended June 30, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 21% of our total revenues for the six month period ended June 30, 2017 and approximately 16% of our total revenues for the six months ended June 30, 2016.

One customer accounted for approximately 22% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2017. One customer accounted for approximately 13% and another customer accounted for approximately 9% of our accounts receivable as of June 30, 2016.

Cost of goods sold increased approximately 10% or $257,397 for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  Cost of goods sold were approximately 21% of revenues for the six months ended June 30, 2017 compared to approximately 24% for the six months ended June 30, 2016. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the six months ended June 30, 2017 primarily due to an increase in salaries and related benefits. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 14% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at 74% of total operating expenses for the six months ended June 30, 2017 compared to 71% of total operating expenses for the six months ended June 30, 2016.  Salaries and related expenses increased by approximately 20% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the six months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
OmniComm corporate operations	$4,469,757	$3,725,538	$744,219	20.0%
New Jersey operations office	558,425	523,556	34,869	6.7%
OmniComm Europe, GmbH	316,014	305,637	10,377	3.4%
OmniComm Ltd.	433,339	367,784	65,555	17.8%
OmniComm Spain S.L.	175,595	134,254	41,341	30.8%
OmniComm Systems B.V.	297,322	275,997	21,325	7.7%
Employee stock compensation	261,926	110,659	151,267	136.7%
Total salaries and related expenses	$6,512,378	$5,443,425	$1,068,953	19.6%

As of June 30, 2017, we employed 137 employees and consultants Company-wide as follows: 63 out of our headquarters in Fort Lauderdale, Florida, 10 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 11 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 3 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the six months ended June 30, 2017 and the six months ended June 30, 2016 we incurred $261,926 and $110,659, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 10% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2018. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the six months ended June 30, 2017 was a decrease in expense of $1,519 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $74,264 for the six months ended June 30, 2016.

	For the six months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Corporate office	$206,161	$109,133	$97,028	88.9%
Co-location and disaster recovery facilities	243,556	212,768	30,788	14.5%
New Jersey operations office	26,296	27,117	(821)	-3.0%
OmniComm Europe, GmbH	37,503	39,251	(1,748)	-4.5%
OmniComm Ltd.	28,642	31,604	(2,962)	-9.4%
OmniComm Spain S.L.	3,495	3,335	160	4.8%
OmniComm Systems B.V.	4,915	3,586	1,329	37.1%
Straight-line rent expense	(1,519)	74,264	(75,783)	-102.0%
Total	$549,049	$501,058	$47,991	9.6%

Consulting services expense increased to $120,734 for the six months ended June 30, 2017 compared with $48,000 for the six months ended June 30, 2016. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the six month period ended June 30, 2017. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the six months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Sales and marketing	$38,000	$48,000	$(10,000)	-20.8%
Product development	82,734	-0-	82,734	n/a
Total	$120,734	$48,000	$72,734	151.5%

Legal and professional fees increased approximately 18% for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2017 and June 30, 2016, respectively.

	For the six months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Financial advisory	$27,474	$-0-	$27,474	n/a
Audit and related	32,759	38,155	(5,396)	-14.1%
Accounting services	95,618	94,390	1,228	1.3%
Legal-employment related	22,954	5,444	17,510	321.6%
Legal-financial related	55,887	50,300	5,587	11.1%
General legal	5,752	15,007	(9,255)	-61.7%
Total	$240,444	$203,296	$37,148	18.3%

Selling, general and administrative expenses (“SG&A”) decreased by $164,509 or approximately 20% for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising. We expect that the 2017 marketing, sales and advertising expenses will be approximately $850,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the six months ended June 30, 2017 we recognized a credit for bad debt expense of $46,997 compared to an expense of $33,307 for bad debt for the six months ended June 30, 2016.  This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2017 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2017.

Interest expense was $679,949 for the six months ended June 30, 2017 compared to $619,059 for the six months ended June 30, 2016, an increase of $60,890.  Interest incurred to related parties was $465,197 during the six months ended June 30, 2017 and $443,686 for the six months ended June 30, 2016.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the six month periods ended June 30, 2017 and June 30, 2016.

	For the six months ended
Debt Description	June 30, 2017	June 30, 2016	$ Change	% Change
Accretion of discount from derivatives	$122,858	$35,209	$87,649	248.9%
August 2008 convertible notes	95,211	95,737	(526)	-0.5%
December 2008 convertible notes	259,152	272,551	(13,399)	-4.9%
September 2009 secured convertible debentures	43,142	43,381	(239)	-0.6%
General interest	76,276	96,091	(19,815)	-20.6%
Related party notes payable	83,310	76,090	7,220	9.5%
Total	$679,949	$619,059	$60,890	9.8%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2016 and 2017 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized gain of $1,487,691 during the six months ended June 30, 2017 compared with a net unrealized loss of $2,458,836 during the six months ended June 30, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the six months ended June 30, 2017 and June 30, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $1,870 in its 5% Series A Preferred Stock dividends for the six month periods ended June 30, 2017, and June 30, 2016, respectively. The below table contains the cumulative arrearage for each series of preferred stock as of June 30, 2017.

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

The three months ended June 30, 2017 compared to the three months ended June 30, 2016

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2017 and June 30, 2016 is included in the table below.

Summarized Statement of Operations
For the three months ended
June 30,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$7,724,357		$5,303,488		$2,420,869	45.6%

Cost of goods sold	1,515,226	19.6%	1,376,296	26.0%	138,930	10.1%

Gross margin	6,209,131	80.4%	3,927,192	74.0%	2,281,939	58.1%

Salaries, benefits and related taxes	3,221,795	41.7%	2,710,513	51.1%	511,282	18.9%
Rent	270,097	3.5%	244,458	4.6%	25,639	10.5%
Consulting services	61,105	0.8%	24,000	0.5%	37,105	154.6%
Legal and professional fees	93,087	1.2%	80,459	1.5%	12,628	15.7%
Other expenses	251,889	3.3%	394,177	7.4%	(142,288)	-36.1%
Selling, general and administrative	451,377	5.8%	441,721	8.3%	9,656	2.2%
Total operating expenses	4,349,350	56.3%	3,895,328	73.4%	454,022	11.7%

Operating income/(loss)	1,859,781	24.1%	31,864	0.6%	1,827,917	5736.6%

Interest expense	(340,492)	-4.4%	(322,554)	-6.1%	(17,938)	5.6%
Interest income	585	0.0%	1	0.0%	584	58400.0%
Change in derivatives	1,142,727	14.8%	(1,696,825)	-32.0%	2,839,552	167.3%
Transaction gain/(loss)	16,810	0.2%	(7,732)	-0.1%	24,542	317.4%

Income/(loss) before income taxes and dividends	2,679,411	34.7%	(1,995,246)	-37.6%	4,674,657	234.3%
Income tax (expense)	-0-	0.0%	-0-	0.0%	-0-	n/a
Net income/(loss)	2,679,411	34.7%	(1,995,246)	-37.6%	4,674,657	234.3%

Total preferred stock dividends	-0-	0.0%	-0-	0.0%	-0-	n/a

Net income/(loss) attributable to common stockholders	$2,679,411	34.7%	$(1,995,246)	-37.6%	$4,674,657	234.3%

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2017 and June 30, 2016.

	For the three months ended
Revenue activity	June 30, 2017		June 30, 2016		$ Change	% Change
Set-up fees	$1,310,127	17.0%	$1,793,399	33.8%	$(483,272)	-26.9%
Change orders	371,095	4.8%	392,146	7.4%	(21,051)	-5.4%
Maintenance	1,159,303	15.0%	1,136,745	21.4%	22,558	2.0%
Software licenses	3,541,767	45.9%	1,001,374	18.9%	2,540,393	253.7%
Professional services	1,047,478	13.5%	745,816	14.1%	301,662	40.4%
Hosting	294,587	3.8%	234,008	4.4%	60,579	25.9%
Total	$7,724,357	100.0%	$5,303,488	100.0%	$2,420,869	45.6%

Overall revenue increased by $2,420,869 or 45.6% for the three months ended June 30, 2017 compared with revenue for the three months ended June 30, 2016. This increase is primarily the result of increases in software licenses.

We recorded revenue of $5,775,630 including $2,204,753 from software licensing, $1,310,127  from set-up fees, and $959,898 from professional services revenues associated with our TrialMaster suite during the three months ended June 30, 2017 compared with revenue of $4,311,780 that included $1,793,399 in set-up fees, $667,475 from software licensing and $755,910 in maintenance revenues during the three months ended June 30, 2016.

We recorded $478,643 in revenues associated with clients using the eClinical Suite during the three months ended June 30, 2017 compared with revenue of $365,181 for the three months ended June 30, 2016.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $217,121 in revenues in maintenance and $65,567 from hosting activities associated with the eClinical Suite during the three months ended June 30, 2017 compared with revenue of $244,964 from maintenance and $59,442 from hosting activities for the three months ended June 30, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,375,790 including $1,110,215 from software licensing with clients utilizing our TrialOne EDC software for the three months ended June 30, 2017 compared with revenue of $417,736 including $273,845 from software licensing and $54,800 from professional services for the three months ended June 30, 2016.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $94,294 for the three months ended June 30, 2017 including $30,844 from software licensing and $63,449 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $139,165 for the three months ended June 30, 2016 including $27,029 from software licensing and $80,780 from maintenance.

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

Our top five customers accounted for approximately 43% of our revenues during the three months ended June 30, 2017 and approximately 41% of our revenues during the three months ended June 30, 2016.  One customer accounted for approximately 11% and another accounted for approximately 10% of our revenues during the three months ended June 30, 2017.  One customer accounted for approximately 20% of our revenues during the three months ended June 30, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 20% of our total revenues for the three month period ended June 30, 2017 and approximately 16% of our total revenues for the three months ended June 30, 2016.

One customer accounted for approximately 22% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2017. One customer accounted for approximately 13% of our accounts receivable as of June 30, 2016.

Cost of goods sold increased approximately 10% or $138,930 for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  Cost of goods sold were approximately 20% of revenues for the three months ended June 30, 2017 compared to approximately 26% for the three months ended June 30, 2016. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the three months ended June 30, 2017 primarily due to an increase in salaries and related benefits. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 12% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at approximately 74% of total operating expenses for the three months ended June 30, 2017 compared to approximately 70% of total operating expenses for the three months ended June 30, 2016.  Salaries and related expenses increased by 19% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
OmniComm corporate operations	$2,228,545	$1,849,517	$379,028	20.5%
New Jersey operations office	254,429	271,849	(17,420)	-6.4%
OmniComm Europe, GmbH	151,265	146,251	5,014	3.4%
OmniComm Ltd.	201,030	187,614	13,416	7.2%
OmniComm Spain S.L.	102,442	64,191	38,251	59.6%
OmniComm Systems B.V.	156,137	144,024	12,113	8.4%
Employee stock compensation	127,947	47,067	80,880	171.8%
Total salaries and related expenses	$3,221,795	$2,710,513	$511,282	18.9%

As of June 30, 2017, we employed 137 employees and consultants Company-wide as follows: 63 out of our headquarters in Fort Lauderdale, Florida, 10 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 11 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 3 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended June 30, 2017 and the three months ended June 30, 2016 we incurred $127,947 and $47,067, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 11% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2018. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2017. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended June 30, 2017 was a decrease in expense of $1,332 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $61,934 for the three months ended June 30, 2016.

	For the three months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Corporate office	$103,693	$35,950	$67,743	188.4%
Co-location and disaster recovery facilities	116,339	98,826	17,513	17.7%
New Jersey operations office	13,148	8,765	4,383	50.0%
OmniComm Europe, GmbH	19,282	19,442	(160)	-0.8%
OmniComm Ltd.	14,491	16,087	(1,596)	-9.9%
OmniComm Spain S.L.	1,887	1,677	210	12.5%
OmniComm Systems B.V.	2,589	1,777	812	45.7%
Straight-line rent expense	(1,332)	61,934	(63,266)	102.2%
Total	$270,097	$244,458	$25,639	10.5%

Consulting services expense increased to $61,105 for the three months ended June 30, 2017 compared with $24,000 for the three months ended June 30, 2016. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of consultants during the three month period ended June 30, 2017. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Sales and marketing	$18,000	$24,000	$(6,000)	-25.0%
Product development	43,105	-0-	43,105	n/a
Total	$61,105	$24,000	$37,105	154.6%

Legal and professional fees increased approximately 16% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2017 and June 30, 2016, respectively.

	For the three months ended
Expense Category	June 30, 2017	June 30, 2016	$ Change	% Change
Financial advisory	$2,474	$-0-	$2,474	n/a
Audit and related	5,759	5,865	(106)	-1.8%
Accounting services	48,739	41,337	7,402	17.9%
Legal-employment related	10,643	830	9,813	1182.3%
Legal-financial related	23,380	24,765	(1,385)	-5.6%
General legal	2,092	7,662	(5,570)	-72.7%
Total	$93,087	$80,459	$12,628	15.7%

Selling, general and administrative expenses (“SG&A”) increased by $9,656 or approximately 2% for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising. We expect that the 2017 marketing, sales and advertising expenses will be approximately $850,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended June 30, 2017 we recognized a credit for bad debt expense of $76,363 compared to $33,455 for bad debt expense for the three months ended June 30, 2016.  This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2017 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2017.

Interest expense was $340,492 for the three months ended June 30, 2017 compared to $322,554 for the three months ended June 30, 2016, an increase of $17,938.  Interest incurred to related parties was $233,738 during the three months ended June 30, 2017 and $235,084 for the three months ended June 30, 2016.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the three months ended June 30, 2017 and June 30, 2016.

	For the three months ended
Debt Description	June 30, 2017	June 30, 2016	$ Change	% Change
Accretion of discount from derivatives	$61,429	$26,407	$35,022	132.6%
August 2008 convertible notes	47,869	47,869	-0-	0.0%
December 2008 convertible notes	130,292	136,275	(5,983)	-4.4%
September 2009 secured convertible debentures	21,690	21,691	(1)	0.0%
General interest	37,327	47,829	(10,502)	-22.0%
Related party notes payable	41,885	42,483	(598)	-1.4%
Total	$340,492	$322,554	$17,938	5.6%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2016 and 2017 were obtained at the best terms available to the Company.

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized gain of $1,094,351 during the three months ended June 30, 2017 compared with a net unrealized loss of $1,696,825 during the three months ended June 30, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended June 30, 2017 and June 30, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The Company recorded arrearages of $-0- and $-0- in its 5% Series A Preferred Stock dividends for the three month periods ended June 30, 2017, and June 30, 2016, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At June 30, 2017, we had working capital deficit of $7,695,149.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	June 30, 2017	December 31, 2016	$ Change	% Change
Cash	$1,116,615	$1,439,332	$(322,717)	-22.4%
Accounts receivable, net of allowance for doubtful accounts	4,889,077	5,455,210	(566,133)	-10.4%
Prepaid expenses	231,097	195,915	35,182	18.0%
Prepaid stock compensation, current portion	94,490	148,422	(53,932)	-36.3%
Other current assets	14,290	35,055	(20,765)	-59.2%
Current assets	6,345,569	7,273,934	(928,365)	-12.8%

Accounts payable and accrued expenses	2,068,032	2,123,073	(55,041)	-2.6%
Patent litigation settlement liability, current portion	627,765	862,500	(234,735)	-27.2%
Deferred revenue, current portion	6,505,895	7,250,061	(744,166)	-10.3%
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Conversion feature liability, related parties	1,272,487	1,740,278	(467,791)	-26.9%
Conversion feature liability	450,525	585,452	(134,927)	-23.0%
Warrant liability, related parties	2,000,420	2,519,614	(519,194)	-20.6%
Warrant liability	1,065,594	1,479,748	(414,154)	-28.0%
Current liabilities	14,040,718	16,610,726	(2,570,008)	-15.5%

Working capital (deficit)	$(7,695,149)	$(9,336,792)	$1,641,643	17.6%

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Net cash provided by/(used in) operating activities	$985,405	$(716,407)	$1,701,812	-237.5%
Net cash provided by/(used in) investing activities	(107,348)	(164,449)	57,101	34.7%
Net cash provided by/(used in) financing activities	(1,200,000)	925,000	(2,125,000)	229.7%

Net increase/(decrease) in cash and cash equivalents	(322,717)	21,882	(344,599)	-1574.8%

Changes in operating accounts	(742,994)	(649,042)	(93,952)	-14.5%

Effect of non-cash transactions on cash and cash equivalents	$(1,024,986)	$2,804,841	$(3,829,827)	-136.5%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $322,717 to $1,116,615 at June 30, 2017 from $1,439,332 at December 31, 2016. The decrease is primarily comprised of a net income of $2,753,385, changes in working capital accounts of ($742,994) and a decrease from non-cash transactions of $1,024,986. During the six months ended June 30, 2017 we had investing activities comprised of net purchases of property and equipment of $107,348. We had financing activities that included the repayment of $100,000 of notes payable and the repayment of $1,100,000 on our revolving line of credit during the six month period ended June 30, 2017.

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

Presently, we have approximately $400,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2017.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2017:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,242,500	$-0-		$450,000	(2)	$792,500	(3)	$-0-
Convertible notes (1)	6,950,000	50,000	(4)	150,000	(5)	6,550,000	(6)	200,000	(7)
Lines of credit (8)	1,600,000	-0-		-0-		1,600,000		-0-
Operating lease obligations (9)	2,234,899	679,228		513,153		312,610		729,908	(10)
Patent licensing fees (11)	637,500	637,500		-0-		-0-		-0-
Total	$12,664,899	$1,366,728		$1,113,153		$9,255,110		$929,908

1.	Amounts do not include interest to be paid.
2.	Includes $450,000 in 12% notes payable that mature in April 2019.
3.	Includes $420,000 in 10% notes payable that mature in April 2020 and $372,500 in 12% notes payable that mature in April 2020.
4.	Includes $50,000 in 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
5.	Includes $150,000 in 10% convertible notes that mature in April 2019.
6.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,780,000 in 12% convertible notes that mature in April 2020.
7.	Includes $200,000 in 12% convertible notes that mature in April 2021.
8.	Includes $1,600,000 due on the revolving Line of Credit with The Northern Trust Company.
9.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands and our European headquarters in Germany.

10.	Includes office lease obligations through 2023.
11.	Relates to guaranteed minimum payments owed in connection with our settlement of a patent infringement lawsuit brought against the Company by DataSci, LLC.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

As of June 30, 2017 we were in default on principal and interest payments owed totaling $140,689 on our 10% Convertible Notes that were issued in 1999.

On February 29, 2016 the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019.

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

On June 30, 2016 the Company issued promissory notes in the principal amount of $420,000 and warrants to purchase 1,680,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 10% per annum and have a maturity date of April 1, 2020.

On June 30, 2016 the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020.

On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2017, $1,600,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

On June 30, 2017 the Company and our former director, Mr. van Kesteren ("Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2019.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2019.

On June 30, 2017 the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

 During the next twelve months we expect debt in the aggregate amount of $50,000 to mature as follows:

●	$50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($1,600,000 of which is outstanding as of June 30, 2017) or short-term bridge loans, we do not have any additional sources of working capital.

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

STOCK BASED COMPENSATION.

The Company accounts for its equity incentive plans under ASC 718, Compensation–Stock Compensation (“ASC 718”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first six months of 2017, we adopted the following new accounting pronouncements:

No new applicable pronouncements during the six month period ended June 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2017, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
4.3	Amended and restated master note to The Northern Trust Company dated April 7, 2017*
4.4	Pledge Agreement between Northern Trust and Cornelis F. Wit dated April 7, 2017*
4.5	Securities Account Control Agreement between Northern Trust and Cornelis F. Wit dated April 7, 2017*
10.49* †	Form of Extension of Maturity Date of Convertible Debenture [and related warrants] and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture [and related warrants]
10.54* †	Form of Common Stock Purchase Warrant and Schedule of Substantially Identical Common Stock Purchase Warrants
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
†

Pursuant to Instruction 2 of Item 601(a) of Regulation SK, the Company has filed only the form of the contract, and other contracts substantially identical in all material respects, except as to the parties thereto and certain other details, are described in a Schedule to the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2017

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Executive Chairman
(Principal Executive Officer)

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)