Form 10-Q
period 2017-09-30
OMNICOMM SYSTEMS INC
filed 2017-11-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of common equity as of November 10, 2017: 148,042,805 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the Nine month period ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,317,591	$1,439,332
Accounts receivable, net of allowance for doubtful accounts of $220,182 and $179,813, respectively	5,415,730	5,455,210
Prepaid expenses	243,434	195,915
Prepaid stock compensation, current portion	-0-	148,422
Other current assets	32,140	35,055
Total current assets	7,008,895	7,273,934
Property and equipment, net	608,226	637,552
Other assets
Intangible assets, net	102,248	108,880
Prepaid stock compensation	-0-	58,663
Other assets	46,478	51,321

TOTAL ASSETS	$7,765,847	$8,130,350

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,612,757	$2,123,073
Deferred revenue, current portion	7,131,466	7,250,061
Convertible notes payable, current portion	50,000	50,000
Patent settlement liability, current portion	521,723	862,500
Conversion feature liability, related parties	1,555,297	1,740,278
Conversion feature liability	86,913	585,452
Warrant liability, related parties	2,317,324	2,519,614
Warrant liability	1,239,459	1,479,748
Total current liabilities	14,514,939	16,610,726

LONG TERM LIABILITIES
Line of credit, long term	2,500,000	2,700,000
Notes payable, related parties, long term, net of current portion, net of discount of $140,838 and $237,664, respectively	259,162	212,336
Notes payable, long term, net of current portion, net of discount of $310,447 and $455,285, respectively	392,053	337,215
Deferred revenue, long term, net of current portion	2,000,897	2,289,169
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,825,000
Convertible notes payable, long term, net of current portion	350,000	1,175,000
Patent settlement liability, long term, net of current portion	-0-	108,702

TOTAL LIABILITIES	25,787,051	29,258,148

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 148,042,805 and 147,786,917 issued and outstanding, respectively, at $0.001 par value	148,044	147,788
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	54,124,362	53,425,956
Accumulated other comprehensive (loss)	(397,119)	(410,505)
Accumulated (deficit)	(72,896,491)	(75,291,037)

TOTAL SHAREHOLDERS' (DEFICIT)	(18,021,204)	(21,127,798)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$7,765,847	$8,130,350

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$19,420,456	$16,449,374	$6,490,147	$6,627,104
Reimbursable revenues	755,344	818,036	225,766	179,307
Total revenues	20,175,800	17,267,410	6,715,913	6,806,411

Cost of goods sold	3,320,190	2,937,145	1,133,480	1,026,115
Reimbursable expenses-cost of goods sold	802,975	824,383	181,965	185,090
Total cost of goods sold	4,123,165	3,761,528	1,315,445	1,211,205

Gross margin	16,052,635	13,505,882	5,400,468	5,595,206

Operating expenses
Salaries, benefits and related taxes	9,906,293	8,341,342	3,393,915	2,897,917
Rent and occupancy expenses	841,718	800,143	292,669	299,085
Consulting services	185,222	111,284	64,488	63,284
Legal and professional fees	367,403	281,745	126,959	78,449
Travel	679,766	577,266	188,406	177,204
Telephone and internet	115,660	122,923	39,786	39,256
Selling, general and administrative	937,313	1,122,847	277,047	298,072
Bad debt expense	40,369	57,862	87,366	24,555
Depreciation expense	249,801	224,302	87,382	77,725
Amortization expense	16,455	30,405	5,580	10,152
Total operating expenses	13,340,000	11,670,119	4,563,598	3,965,699

Operating income/(loss)	2,712,635	1,835,763	836,870	1,629,507

Other income/(expense)
Interest expense, related parties	(717,782)	(681,063)	(252,585)	(237,377)
Interest expense	(342,240)	(303,827)	(127,488)	(128,454)
Interest income	589	2	3	-0-
Change in derivative liabilities	723,532	(3,016,398)	(812,535)	(557,562)
Transaction gain/(loss)	19,006	(12,238)	(3,104)	(11,728)
Income/(loss) before income taxes	2,395,740	(2,177,761)	(358,839)	694,386
Income tax (expense)	(1,194)	(1,069)	-0-	(1,010)
Net income/(loss) attributable to common stockholders	$2,394,546	$(2,178,830)	$(358,839)	$693,376

Net income/(loss) per share
Basic	$0.02	$(0.01)	$(0.00)	$0.00
Diluted	$0.02	$(0.01)	$(0.00)	$0.00
Weighted average number of shares outstanding
Basic	147,805,410	145,257,206	147,858,566	147,686,257
Diluted	147,850,886	145,257,206	147,858,566	147,972,209

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income/(loss) attributable to common stockholders	$2,394,546	$(2,178,830)	$(358,839)	$693,376
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	13,386	(25,567)	1,310	(7,780)

Other comprehensive income/(loss)	13,386	(25,567)	1,310	(7,780)

Comprehensive income/(loss)	$2,407,932	$(2,204,397)	$(357,529)	$685,596

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2016 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
	Number	$0.001	Number	$0.001	paid in	Number	$0.001	paid in		other	Total
	of shares	Par value	of shares	Par value	capital preferred	of shares	Par value	capital common	Accumulated (deficit)	comprehensive (loss)	shareholders' (deficit)
Balances at December 31, 2015	3,637,724	$3,637	250,000	$250	$4,230,792	131,703,577	$131,704	$49,974,415	$(75,392,917)	$(366,355)	$(21,418,474)

Employee stock option expense								35,046			35,046

Foreign currency translation adjustment										(44,150)	(44,150)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,100,000	1,100	128,400			129,500

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the year ended December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	101,880	-0-	101,880

Balances at December 31, 2016	-0-	-0-	250,000	250	999,750	147,786,917	147,788	53,425,956	(75,291,037)	(410,505)	(21,127,798)

Employee stock option expense								263,679			263,679

Foreign currency translation adjustment										13,386	13,386

Restricted stock issuance/(forfeiture)						(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise						22,556	23	(23)			-0-

Issuance of common stock, stock option exercise						250,000	250	35,000			35,250

Reclassification of conversion feature liability associated with convertible debt								402,567			402,567

Net income/(loss) for the period ended September 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,394,546	-0-	2,394,546

Balances at September 30, 2017	-0-	$-0-	250,000	$250	$999,750	148,042,805	$148,044	$54,124,362	$(72,896,491)	$(397,119)	$(18,021,204)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,394,546	$(2,178,830)
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(723,532)	3,016,398
Interest expense from derivative instruments	241,664	96,639
Employee stock compensation	467,930	168,873
Provision for doubtful accounts	40,369	57,862
Depreciation and amortization	266,256	254,707
Changes in operating assets and liabilities
Accounts receivable	(889)	(754,545)
Prepaid expenses	(47,519)	(9,648)
Other current assets	2,915	(33,558)
Other assets	4,843	(6,326)
Accounts payable and accrued expenses	(510,316)	184,731
Patent settlement liability	(449,479)	(362,921)
Deferred revenue	(406,867)	198,209
Net cash provided by/(used in) operating activities	1,279,921	631,591

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(212,173)	(220,672)
Net cash (used in) investing activities	(212,173)	(220,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(1,020,000)	-0-
Proceeds/(repayments) from revolving line of credit	(200,000)	(100,000)
Proceeds from exercise of stock options	35,250	125,000
Net cash provided by/(used in) financing activities	(1,184,750)	25,000

Effect of exchange rate changes on fixed and intangible assets	(18,125)	(4,827)
Effect of exchange rate changes on cash and cash equivalents	13,386	(25,567)
Net increase/(decrease) in cash and cash equivalents	(121,741)	405,525
Cash and cash equivalents at beginning of period	1,439,332	835,219

Cash and cash equivalents at end of period	$1,317,591	$1,240,744

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,194	$1,069
Interest	$802,327	$1,078,795

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$350,000	$7,652,500
Restricted stock issuance/(forfeiture)	$(2,834)	$68,400
Promissory notes issued for accrued interest	$-0-	$450,000
Common stock issued in exchange for 5% Series A Preferred Stock	$-0-	$3,637,724
Reclassification of conversion feature liability associated with convertible debt	$402,567	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”) and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite and Promasys® (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the nine month periods ended September 30, 2017 and September 30, 2016 we spent $2,230,566 and $1,946,737, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the nine month periods ended September 30, 2017 and September 30, 2016 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2016.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2016 financial statements to conform to the 2017 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $13,386 and a translation loss of $25,567 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

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

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard web browser, with customer support and training services. The Company's TrialOne and Promasys solutions are presently available on a technology transfer or off-the-shelf basis. To date, hosted applications revenues have been primarily related to TrialMaster and eClinical Suite.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

Licensing Revenues

The Company's software license revenues are earned from the sale of off-the-shelf software. From time to time a client might require significant modification or customization subsequent to delivery to the customer. The Company generally enters into software term licenses for its EDC Software products with its customers for three to five year periods, although customers have entered into both longer and shorter term license agreements. These arrangements typically include multiple elements: software license, consulting services and customer support. The Company bills its customers in accordance with the terms of the underlying contract. Generally, the Company bills license fees in advance for each billing cycle of the license term, which typically is either on a quarterly or annual basis. Payment terms are generally net 30 days.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

The fees associated with each business activity for the nine month periods ended September 30, 2017 and September 30, 2016, respectively, are:

	For the nine months ended
Revenue activity	September 30, 2017	September 30, 2016
Set-up fees	$3,948,687	$4,891,415
Change orders	1,054,288	932,130
Maintenance	3,749,897	3,556,114
Software licenses	7,951,228	4,204,527
Professional services	2,526,379	2,909,143
Hosting	945,321	774,081
Total	$20,175,800	$17,267,410

COST OF GOODS SOLD

Cost of goods sold primarily consists of costs related to hosting, maintaining and supporting the Company’s application suite and delivering professional services and support. These costs include salaries, benefits and bonuses for the Company’s professional services staff. Cost of goods sold also includes outside service provider costs. Cost of goods sold is expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid, short-term investments with maturities of 90 days or less. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $220,182 as of September 30, 2017 and $179,813 as of December 31, 2016.

The following table summarizes activity in the Company's allowance for doubtful accounts for the nine month period ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017	December 31, 2016
Beginning of period	$179,813	$116,834
Bad debt expense	40,369	132,767
Write-offs	-0-	(69,788)
End of period	$220,182	$179,813

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of September 30, 2017, $902,864 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of September 30, 2017. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of September 30, 2017, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 10% of our revenues during the nine month period ended September 30, 2017 or approximately $2,021,000. One customer accounted for 18% of our revenues during the nine month period ended September 30, 2016 or approximately $3,028,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the nine month periods ended September 30, 2017 and September 30, 2016 and the year ended December 31, 2016.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
September 30, 2017	1	10%	2	38%
December 31, 2016	1	16%	2	21%
September 30, 2016	1	18%	1	11%

The table below provides revenues from European customers for the nine month periods ended September 30, 2017 and September 30, 2016.

European revenue
For the nine months ended
September 30, 2017		September 30, 2016
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,514,601	12%	$1,883,940	11%

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of September 30, 2017, the Company had $9,132,363 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $7,131,466 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $528,778 and $563,803 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the nine month periods ended September 30, 2017 and September 30, 2016 we spent $2,230,566 and $1,946,737, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Shareholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of September 30, 2017 10,500,000 shares of our common stock were authorized for issuance under the 2016 Plan.

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

The Company accounts for its employee equity incentive plans under ASC 718, Compensation – Stock Compensation, (“ASC 718”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. The Company currently uses the Black Scholes option pricing model to determine grant date fair value.

EARNINGS PER SHARE

The Company accounts for Earnings per Share using ASC 260, Earnings per Share, (“ASC 260”). Unlike diluted earnings per share basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first nine months of 2017, we adopted the following new accounting pronouncements:

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU-2017-11.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 147,805,410 and 145,257,206 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

The outstanding share balance as of September 30, 2017 and September 30, 2016, respectively, includes -0- and 1,476,683 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 31,924,411 and 45,059,064 have been omitted from the calculation of dilutive earnings/(loss) per share for the nine month periods ended September 30, 2017 and September 30, 2016, respectively, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per shares. The table below provides a reconciliation of anti-dilutive securities outstanding as of September 30, 2017 and September 30, 2016, respectively.

Anti-dilutive security	September 30, 2017	September 30, 2016
Employee stock options	4,050,000	1,139,048
Warrants	27,020,000	27,860,000
Convertible notes	740,000	15,910,000
Shares issuable for accrued interest	114,411	150,016
Total	31,924,411	45,059,064

The employee stock options are exercisable at prices ranging from $0.17 to $0.25 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $1.25 per share.

Some of the Company’s convertible debt and convertible preferred stock have an anti-dilutive effect on net income/(loss) per share and were not included in the computation of diluted earnings per share.

	For the nine months ended
	September 30, 2017			September 30, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,394,546	147,805,410	$0.02	$(2,178,830)	145,257,206	$(0.01)

Effect of dilutive securities	-0-	45,476	-0-	-0-	-0-	-0-

Diluted EPS	$2,394,546	147,850,886	$0.02	$(2,178,830)	145,257,206	$(0.01)

	For the three months ended
	September 30, 2017			September 30, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$(358,839)	147,858,566	$(0.00)	$693,376	147,686,257	$0.00

Effect of dilutive securities	-0-	-0-	-0-	-0-	285,952	-0-

Diluted EPS	$(358,839)	147,858,566	$(0.00)	$693,376	147,972,209	$0.00

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,298,388	$1,903,556	$394,832	$2,125,067	$1,761,879	$363,188	5
Leasehold improvements	118,204	97,177	21,027	114,719	89,789	24,930	5
Computer software	2,001,828	1,846,238	155,590	1,925,462	1,720,399	205,063	3
Office furniture	161,024	124,247	36,777	158,436	114,065	44,371	5
Total	$4,579,444	$3,971,218	$608,226	$4,323,684	$3,686,132	$637,552

Depreciation expense for the nine month periods ended September 30, 2017 and September 30, 2016 was $249,801 and $224,302, respectively.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	September 30, 2017			December 31, 2016
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	117,023	30,556	86,467	104,163	21,990	82,173	15
Promasys B.V. software code	72,837	57,056	15,781	72,837	46,130	26,707	5
Promasys B.V. URLs/website	59,103	59,103	-0-	52,608	52,608	-0-	3
Total	$1,641,664	$1,539,416	$102,248	$1,622,309	$1,513,429	$108,880

Amortization expense was $16,455 and $30,405 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

Remaining amortization expense for the Company’s intangible assets is as follows:

2017	$5,592
2018	19,940
2019	7,802
2020	7,802
2021	7,802
Thereafter	53,310
Total	$102,248

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	September 30, 2017	December 31, 2016
Accounts payable	$494,633	$697,060
Accrued payroll and related costs	806,586	886,334
Other accrued expenses	142,406	431,961
Accrued interest	169,132	107,718
Total accounts payable and accrued expenses	$1,612,757	$2,123,073

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Executive Chairman, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2017, $2,500,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

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

At September 30, 2017, the Company owed $1,102,500 in notes payable all of which are unsecured. The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	September 30, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(310,447)	-0-	(140,838)
Total			$1,102,500	$-0-	$392,053	$-0-	$259,162

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

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016 Mr. Wit sold 1,000,000 of the warrants to an employee of the Company. On August 31, 2017 the Company repaid $50,000 to Mr. Wit.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

The February 29, 2016 issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $325,689 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $124,311. The warrant liability (discount) will be amortized over the 37 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors including our former Director, Mr. van Kesteren, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017 the Company repaid the $90,000 note payable to Mr. van Kesteren.

The June 30, 2016 issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $246,921 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $125,579. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

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

The June 30, 2016 issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $278,408 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $141,592. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of September 30, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	September 30, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

The following table summarizes the convertible debt outstanding as of December 31, 2016.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2016	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of September 30, 2017, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000. There was $91,949 of accrued interest at September 30, 2017.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

On August 24, 2017 the Company repaid $400,000 of convertible debentures to a holder.

On August 31, 2017 the Company repaid $225,000 of convertible debentures to a holder.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

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

December 2008

On December 16, 2008, the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of common stock to eleven accredited investors including our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), our Chief Executive Officer and President, Stephen E. Johnson (“Mr. Johnson”), our Executive Vice Chairman, Randall G. Smith (“Mr. Smith”), our former Chief Financial Officer, Ronald T. Linares, and four of our Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

On August 31, 2017 the Company repaid $155,000 of convertible debentures to two holders, including $55,000 that was repaid to Mr. Wit.

The principal payments required at maturity under the Company’s outstanding convertible debt at September 30, 2017 are as follows:

2017	$50,000
2018	-0-
2019	150,000
2020	5,770,000
2021	200,000
Total	$6,170,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

The Company also adopted the provisions of ASC 825, Financial Instruments (“ASC 825”). ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement. The Company elected the fair value option for the issuance of warrants associated with the promissory notes issued in the nine month period ended September 30, 2016.

The Company’s financial assets or liabilities subject to ASC 820 as of September 30, 2017 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

A summary as of September 30, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,642,210	$-0-	$-0-	$1,642,210
Warrant liability	3,556,783	-0-	-0-	3,556,783
Total of derivative liabilities	$5,198,993	$-0-	$-0-	$5,198,993

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the nine month period ended September 30, 2017

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at September 30, 2017
Risk free interest rate	1.23%	to	1.48%
Dividend yield		0.00%
Expected volatility	86.1%	to	115.5%
Expected life (range in years)
Conversion feature liability	1.50	to	3.50
Warrant liability	0.50	to	3.50

A summary as of December 31, 2016 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$2,325,730	$-0-	$-0-	$2,325,730
Warrant liability	3,999,362	-0-	-0-	3,999,362
Total of derivative liabilities	$6,325,092	$-0-	$-0-	$6,325,092

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

A summary as of September 30, 2017 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$86,467	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	15,781	-0-	-0-	72,943
Promasys B.V. URLs/website (4)	-0-	-0-	-0-	-0-	68,814
Total	$108,880	$102,248	$-0-	$-0-	$278,010

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

The table below presents the unrealized gains/(losses) for the nine month periods ended September 30, 2017 and September 30, 2016.

	Other income/(expense)
	For the nine months ended
	September 30, 2017	September 30, 2016
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$723,532	$(3,016,398)

Total unrealized and realized gains/(losses) included in earnings	$723,532	$(3,016,398)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the nine month period ended September 30, 2017 and the year ended December 31, 2016. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of September 30, 2017 and December 31, 2016.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
For the nine	Balance,			issuances	feature liability	Balance,
months ended	beginning	Net realized	Net unrealized	and	associated with	end
September 30, 2017	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Derivatives:
Conversion feature liability	$(2,325,730)	$48,375	$232,578	$-0-	$402,567	$(1,642,210)
Warrant liability	(3,999,362)	-0-	442,579	-0-	-0-	(3,556,783)
Total of derivative liabilities	$(6,325,092)	$48,375	$675,157	$-0-	$402,567	$(5,198,993)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2016	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(901,243)	$29,108	$(1,453,595)	$-0-	$-0-	$(2,325,730)
Warrant liability	(1,914,923)	-0-	(1,233,423)	(851,016)	-0-	(3,999,362)
Total of derivative liabilities	$(2,816,166)	$29,108	$(2,687,018)	$(851,016)	$-0-	$(6,325,092)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at September 30, 2017 are as follows:

2017	$203,132
2018	650,435
2019	475,233
2020	338,976
2021	269,962
Thereafter	310,550
Total	$2,248,288

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $841,718 and $800,143 for the nine month periods ended September 30, 2017 and September 30, 2016, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2018. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

The remaining minimum royalty payments per year are as follows:

2017	$225,000
Total	$225,000

During the nine month periods ended September 30, 2017 and September 30, 2016 the Company recorded a charge to earnings of ($111,979) and $74,579 respectively, which amounts represent (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the nine month periods ended September 30, 2017 and September 30, 2016 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

EMPLOYMENT AGREEMENTS

We have employment agreements in place with the following members of our executive management team:

Cornelis F. Wit, Executive Chairman

Randall G. Smith, Executive Vice Chairman

Stephen E. Johnson, Chief Executive Officer and President

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

On April 30, 2015, the Company and Stephen E. Johnson, our Chief Executive Officer and President (“Mr. Johnson”) extended the maturity date of $25,000 of convertible debentures to Mr.  Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

As of September 30, 2017, we have an aggregate of $5,770,000 of convertible debentures and $400,000 of promissory notes outstanding to our Executive Chairman, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the debentures was also extended to December 16, 2013. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $55,000 to Mr. Wit.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

●

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On Aug 31, 2017 the Company repaid $50,000 to Mr. Wit.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our Executive Chairman, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2017, $2,500,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

For the nine month periods ended September 30, 2017 and September 30, 2016 we incurred $717,782 and $681,063, respectively, in interest expense payable to related parties.

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

As of September 30, 2017 we had the following outstanding securities:

o     148,042,805 shares of common stock issued and outstanding;

o     27,020,000 warrants issued and outstanding to purchase shares of our common stock;

o     4,550,000 options issued and outstanding to purchase shares of our common stock;

o     250,000 share of our Series D Preferred Stock issued and outstanding; and

o     $6,170,000 principal amount Convertible Debentures convertible into 12,280,000 shares of common stock.

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

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of September 30, 2017 and September 30, 2016, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	September 30,		September 30,
Series of preferred stock	2017	2016	2017	2016

Series A	$-0-	$-0-	$-0-	$-0-
Series B	609,887	609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the nine month period ended September 30, 2017 and the year ended December 31, 2016, and the related changes during these periods.

September 30, 2017						September 30, 2017
Warrants outstanding						Warrants exercisable
Weighted average
Range of exercise price			Number outstanding	remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,020,000	2.09	$0.42	27,020,000	$0.42

December 31, 2016						December 31, 2016
Warrants outstanding						Warrants exercisable
Weighted average
Range of exercise price			Number outstanding	remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,860,000	2.71	$0.42	27,860,000	$0.42

Warrants
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at September 30, 2017	27,020,000
Warrants exercisable at September 30, 2017	27,020,000

Weighted average fair value of warrants granted during 2017	n/a

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

		Accumulated other
	Foreign currency	comprehensive
	translation	(loss)
Balance at December 31, 2015	$(366,355)	$(366,355)
2016 Activity	(44,150)	(44,150)
Balance at December 31, 2016	(410,505)	(410,505)
2017 Activity	13,386	13,386
Balance at September 30, 2017	$(397,119)	$(397,119)

NOTE 13:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of September 30, 2017 10,500,000 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

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

As of September 30, 2017, there were 4,175,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At September 30, 2017, there were 6,325,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

As of September 30, 2017, there were 375,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At September 30, 2017, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2015	2,002,500	$0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,120,000)	0.12
Forfeited/cancelled/expired	(107,500)	0.29

Outstanding at December 31, 2016	1,225,000	0.17	2.62	$83,425
Granted	3,925,000	0.25
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at September 30, 2017	4,550,000	$0.24	4.23	$75,875

Vested and exercisable at September 30, 2017	400,000	$0.19	1.67	$27,838

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017.

The total number of shares vesting and the fair value of shares vesting for the nine month periods ended September 30, 2017 and September 30, 2016, respectively, was:

Fair value of options vesting for the nine months ended	Number of options vested	Fair value of options vested
September 30, 2017	62,500	$12,742
September 30, 2016	162,500	$33,622

Cash received for stock option exercises for the nine month periods ended September 30, 2017 and September 30, 2016 was $35,250 and $125,000, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the nine month periods ended September 30, 2017 and September 30, 2016.

The following table summarizes information concerning options outstanding at September 30, 2017:

Awards breakdown by price range at September 30, 2017
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	300,000	2.19	$0.18	250,000	1.74	$0.17
0.21	to	0.30	4,250,000	4.38	0.25	150,000	1.55	0.22
0.31	to	0.50	-0-	0.00	0.00	-0-	0.00	0.00
0.00	to	0.50	4,550,000	4.23	$0.24	400,000	1.67	$0.19

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

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

The weighted average fair value (per share) of options granted during the nine month period ended September 30, 2017 was $0.19 and $0.19 during the nine month period ended September 30, 2016. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the nine month period ended September 30, 2017 and the year ended December 31, 2016.

	Stock option assumptions for the period ended
Stock option assumptions	September 30, 2017	December 31, 2016
Risk-free interest rate	1.48%	1.45%
Expected dividend yield	0.0%	0.0%
Expected volatility	133.1%	155.5%
Expected life of options (in years)	5	5

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016

(unaudited)

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the nine months ended September 30,
	2017	2016
Stock options granted during the period	$0.19	$0.19

Stock options vested during the period	$0.20	$0.21

Stock options forfeited during the period	$0.13	$0.11

A summary of the status of the Company’s non-vested shares underlying stock options as of September 30, 2017, and changes during the nine month period ended September 30, 2017 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2017	487,500	$0.20

Nonvested shares at September 30, 2017	4,150,000	$0.23

As of September 30, 2017, $545,474 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 14:     SUBSEQUENT EVENTS

Subsequent to September 30, 2017 the Company repaid $200,000 on its revolving Line of Credit.

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

Overview

We are a healthcare technology company that provides web based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”) and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite and Promasys® (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data electronically (“eClinical”).

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice.  Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $2,230,566 and $1,946,737 on research and product development activities during the nine months ended September 30, 2017 and September 30, 2016, respectively.  The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2016 and year to date 2017 and our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2017.  We increased the marketing and business development budget for our TrialOne product during 2016 and the first nine months of 2017 as we place increased emphasis on increasing our penetration of the Phase I market in the Unites States, Europe and East Asia. We believe that segment of the EDC market is the least penetrated and allows for the greatest potential increases in market share and in sales volumes.  We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing the number of industry tradeshows and conferences that we attend. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Results of Operations

A summarized version of our results of operations for the nine months ended September 30, 2017 and September 30, 2016 is included in the table below.

Summarized Statement of Operations
For the nine months ended
September 30,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$20,175,800		$17,267,410		$2,908,390	16.8%

Total cost of goods sold	4,123,165	20.4%	3,761,528	21.8%	361,637	9.6%

Gross margin	16,052,635	79.6%	13,505,882	78.2%	2,546,753	18.9%

Salaries, benefits and related taxes	9,906,293	49.1%	8,341,342	48.3%	1,564,951	18.8%
Rent	841,718	4.2%	800,143	4.6%	41,575	5.2%
Consulting services	185,222	0.9%	111,284	0.6%	73,938	66.4%
Legal and professional fees	367,403	1.8%	281,745	1.6%	85,658	30.4%
Other expenses	1,102,051	5.5%	1,012,758	5.9%	89,293	8.8%
Selling, general and administrative	937,313	4.6%	1,122,847	6.5%	(185,534)	-16.5%
Total operating expenses	13,340,000	66.1%	11,670,119	67.5%	1,669,881	14.3%

Operating income/(loss)	2,712,635	13.4%	1,835,763	10.6%	876,872	47.8%

Interest expense	(1,060,022)	-5.3%	(984,890)	-5.7%	(75,132)	7.6%
Interest income	589	0.0%	2	0.0%	587	29350.0%
Change in derivatives	723,532	3.6%	(3,016,398)	-17.5%	3,739,930	124.0%
Transaction gain/(loss)	19,006	0.1%	(12,238)	-0.1%	31,244	255.3%

Income/(loss) before income taxes and dividends	2,395,740	11.9%	(2,177,761)	-12.6%	4,573,501	210.0%
Income tax (expense)	(1,194)	0.0%	(1,069)	0.0%	(125)	11.7%

Net income/(loss) attributable to common stockholders	$2,394,546	11.9%	$(2,178,830)	-12.6%	$4,573,376	209.9%

The table below provides a comparison of our recognized revenues for the nine months ended September 30, 2017 and September 30, 2016.

	For the nine months ended
Revenue activity	September 30, 2017		September 30, 2016		$ Change	% Change
Set-up fees	$3,948,687	19.6%	$4,891,415	28.3%	$(942,728)	-19.3%
Change orders	1,054,288	5.2%	932,130	5.4%	122,158	13.1%
Maintenance	3,749,897	18.6%	3,556,114	20.6%	193,783	5.4%
Software licenses	7,951,228	39.4%	4,204,527	24.4%	3,746,701	89.1%
Professional services	2,526,379	12.5%	2,909,143	16.8%	(382,764)	-13.2%
Hosting	945,321	4.7%	774,081	4.5%	171,240	22.1%
Total	$20,175,800	100.0%	$17,267,410	100.0%	$2,908,390	16.8%

Overall revenue increased by $2,908,390 or 16.8% for the nine months ended September 30, 2017 compared with revenue for the nine months ended September 30, 2016. This increase is primarily the result of an increase in software licenses.

We recorded revenue of $15,184,340 including $3,948,687 from set-up fees, $4,838,537 from software licensing and $2,557,261 from maintenance revenues associated with our TrialMaster suite during the nine months ended September 30, 2017 compared with revenue of $13,036,982 that included $4,891,415 in set-up fees, $2,979,266 from software licensing and $2,294,550 in maintenance revenues during the nine months ended September 30, 2016.

We recorded $1,329,257 in revenues associated with clients using the eClinical Suite during the nine months ended September 30, 2017 compared with revenue of $1,162,276 for the nine months ended September 30, 2016.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $682,135 in revenues in maintenance and $188,367 from hosting activities associated with the eClinical Suite during the nine months ended September 30, 2017 compared with revenue of $820,979 from maintenance and $179,492 from hosting activities for the nine months ended September 30, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $3,286,129 including $2,573,361 from software licensing and $261,466 from professional services for clients utilizing our TrialOne EDC software for the nine months ended September 30, 2017 compared with revenue of $2,353,213 including $996,406 from software licensing and $1,028,576 from professional services for the nine months ended September 30, 2016.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $376,074 for the nine months ended September 30, 2017 including $90,274 from software licensing and $196,950 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $480,783 for the nine months ended September 30, 2016 including $131,205 from software licensing and $245,722 from maintenance.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions.  Licensed contracts of the eClinical Suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly.  The Company expects most licenses it sells of its software products to be sold under three to five year term licenses.

Our top five customers accounted for approximately 35% of our revenues during the nine months ended September 30, 2017 and approximately 36% of our revenues during the nine months ended September 30, 2016.  One customer accounted for approximately 10% of our revenues during the nine months ended September 30, 2017.   One customer accounted for approximately 18% of our revenues the nine months ended September 30, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 20% of our total revenues for the nine month period ended September 30, 2017 and approximately 17% of our total revenues for the nine months ended September 30, 2016.

One customer accounted for approximately 27% and another customer accounted for approximately 11% of our accounts receivables as of September 30, 2017. One customer accounted for approximately 11% of our accounts receivable as of September 30, 2016.

Cost of goods sold increased approximately 10% or $361,637 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  Cost of goods sold were approximately 20% of revenues for the nine months ended September 30, 2017 compared to approximately 22% for the nine months ended September 30, 2016. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the nine months ended September 30, 2017 primarily due to an increase in salaries and related benefits. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 14% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at 74% of total operating expenses for the nine months ended September 30, 2017 compared to 71% of total operating expenses for the nine months ended September 30, 2016.  Salaries and related expenses increased by approximately 19% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the nine months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
OmniComm corporate operations	$6,815,015	$5,751,904	$1,063,111	18.5%
New Jersey operations office	814,050	754,175	59,875	7.9%
OmniComm Europe, GmbH	481,792	496,258	(14,466)	-2.9%
OmniComm Ltd.	655,418	531,343	124,075	23.4%
OmniComm Spain S.L.	295,138	228,146	66,992	29.4%
OmniComm Systems B.V.	376,950	410,643	(33,693)	-8.2%
Employee stock compensation	467,930	168,873	299,057	177.1%
Total salaries and related expenses	$9,906,293	$8,341,342	$1,564,951	18.8%

As of September 30, 2017, we employed 137 employees and consultants Company-wide as follows: 64 out of our headquarters in Fort Lauderdale, Florida, 9 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 12 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the nine months ended September 30, 2017 and the nine months ended September 30, 2016 we incurred $467,930 and $168,873, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 5% during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2018. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the nine months ended September 30, 2017 was a decrease in expense of $2,882 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $77,780 for the nine months ended September 30, 2016.

	For the nine months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Corporate office	$310,813	$211,016	$99,797	47.3%
Co-location and disaster recovery facilities	379,856	355,666	24,190	6.8%
New Jersey operations office	39,444	40,265	(821)	-2.0%
OmniComm Europe, GmbH	58,254	59,043	(789)	-1.3%
OmniComm Ltd.	43,463	45,977	(2,514)	-5.5%
OmniComm Spain S.L.	5,958	5,012	946	18.9%
OmniComm Systems B.V.	6,812	5,384	1,428	26.5%
Straight-line rent expense	(2,882)	77,780	(80,662)	-103.7%
Total	$841,718	$800,143	$41,575	5.2%

Consulting services expense increased to $185,222 for the nine months ended September 30, 2017 compared with $111,284 for the nine months ended September 30, 2016. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the nine month period ended September 30, 2017. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the nine months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Sales and marketing	$56,000	$79,500	$(23,500)	-29.6%
Product development	129,222	31,784	97,438	306.6%
Total	$185,222	$111,284	$73,938	66.4%

Legal and professional fees increased approximately 30% for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the nine months ended September 30, 2017 and September 30, 2016, respectively.

	For the nine months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Financial advisory	$52,974	$-0-	$52,974	n/a
Audit and related	39,777	43,963	(4,186)	-9.5%
Accounting services	178,588	134,781	43,807	32.5%
Legal-employment related	21,778	17,211	4,567	26.5%
Legal-financial related	67,122	64,810	2,312	3.6%
General legal	7,164	20,980	(13,816)	-65.9%
Total	$367,403	$281,745	$85,658	30.4%

Selling, general and administrative expenses (“SG&A”) decreased by $185,534 or approximately 17% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising. We expect that the 2017 marketing, sales and advertising expenses will be approximately $800,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the nine months ended September 30, 2017 we recognized bad debt expense of $40,369 compared to bad debt expense of $57,862 for the nine months ended September 30, 2016.  This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2017 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2017.

Interest expense was $1,060,022 for the nine months ended September 30, 2017 compared to $984,890 for the nine months ended September 30, 2016, an increase of $75,132.  Interest incurred to related parties was $717,782 during the nine months ended September 30, 2017 and $681,063 for the nine months ended September 30, 2016.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the nine months ended September 30, 2017 and September 30, 2016.

	For the nine months ended
Debt Description	September 30, 2017	September 30, 2016	$ Change	% Change
Accretion of discount from derivatives	$241,664	$96,638	$145,026	150.1%
August 2008 convertible notes	143,605	144,131	(526)	-0.4%
December 2008 convertible notes	389,347	410,324	(20,977)	-5.1%
September 2009 secured convertible debentures	54,962	65,310	(10,348)	-15.8%
General interest	105,282	149,447	(44,165)	-29.6%
Related party notes payable	125,162	119,040	6,122	5.1%
Total	$1,060,022	$984,890	$75,132	7.6%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized gain of $675,157 during the nine months ended September 30, 2017 compared with a net unrealized loss of $3,016,398 during the nine months ended September 30, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the nine months ended September 30, 2017 and September 30, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of September 30, 2017.

Series of Preferred Stock	Cumulative Arrearage
Series A	$-0-
Series B	609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

The three months ended September 30, 2017 compared to the three months ended September 30, 2016

Results of Operations

A summarized version of our results of operations for the three months ended September 30, 2017 and September 30, 2016 is included in the table below.

Summarized Statement of Operations
For the three months ended
September 30,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$6,715,913		$6,806,411		$(90,498)	-1.3%

Total cost of goods sold	1,315,445	19.6%	1,211,205	17.8%	104,240	8.6%

Gross margin	5,400,468	80.4%	5,595,206	82.2%	(194,738)	-3.5%

Salaries, benefits and related taxes	3,393,915	50.5%	2,897,917	42.6%	495,998	17.1%
Rent	292,669	4.4%	299,085	4.4%	(6,416)	-2.1%
Consulting services	64,488	1.0%	63,284	0.9%	1,204	1.9%
Legal and professional fees	126,959	1.9%	78,449	1.2%	48,510	61.8%
Other expenses	408,520	6.1%	328,892	4.8%	79,628	24.2%
Selling, general and administrative	277,047	4.1%	298,072	4.4%	(21,025)	-7.1%
Total operating expenses	4,563,598	68.0%	3,965,699	58.3%	597,899	15.1%

Operating income/(loss)	836,870	12.5%	1,629,507	23.9%	(792,637)	-48.6%

Interest expense	(380,073)	-5.7%	(365,831)	-5.4%	(14,242)	3.9%
Interest income	3	0.0%	-0-	0.0%	3	n/a
Change in derivatives	(812,535)	-12.1%	(557,562)	-8.2%	(254,973)	-45.7%
Transaction gain/(loss)	(3,104)	0.0%	(11,728)	-0.2%	8,624	73.5%

Income/(loss) before income taxes and dividends	(358,839)	-5.3	694,386	10.2%	(1,053,225)	151.7%
Income tax (expense)	-0-	0.0%	(1,010)	0.0%	1010	100.0%

Net income/(loss) attributable to common stockholders	$(358,839)	-5.3%	$693,376	10.2%	$(1,052,215)	151.8%

The table below provides a comparison of our recognized revenues for the three months ended September 30, 2017 and September 30, 2016.

	For the three months ended
Revenue activity	September 30, 2017		September 30, 2016		$ Change	% Change
Set-up fees	$1,256,579	18.7%	$1,578,682	23.2%	$(322,103)	-20.4%
Change orders	352,782	5.3%	262,231	3.9%	90,551	34.5%
Maintenance	1,371,203	20.4%	1,218,149	17.9%	153,054	12.6%
Software licenses	2,444,604	36.4%	2,002,239	29.4%	442,365	22.1%
Professional services	919,821	13.7%	1,511,007	22.2%	(591,186)	-39.1%
Hosting	370,924	5.5%	234,103	3.4%	136,821	58.4%
Total	$6,715,913	100.0%	$6,806,411	100.0%	$(90,498)	-1.3%

Overall revenue decreased by $90,498 or 1.3% for the three months ended September 30, 2017 compared with revenue for the three months ended September 30, 2016. This decrease is primarily the result of decreases in professional services and set-up fees revenues partially offset by increases in software licenses, maintenance and hosting revenues.

We recorded revenue of $5,077,629 including $1,525,942 from software licensing, $1,256,579  from set-up fees, and $1,001,970 from maintenance revenues associated with our TrialMaster suite during the three months ended September 30, 2017 compared with revenue of $4,887,764 that included $1,578,682 in set-up fees, $1,529,115 from software licensing and $774,272 in maintenance revenues during the three months ended September 30, 2016.

We recorded $469,712 in revenues associated with clients using the eClinical Suite during the three months ended September 30, 2017 compared with revenue of $388,649 for the three months ended September 30, 2016.  eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $224,054 in software licenses during the three months ended September 30, 2017 compared with revenue of $27,227 from software licenses for the three months ended September 30, 2016. We recorded $190,758 in revenues from maintenance and $54,900 from hosting activities associated with the eClinical Suite during the three months ended September 30, 2017 compared with revenue of $285,993 from maintenance and $63,775 from hosting activities for the three months ended September 30, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,033,981, including $680,864 from software licensing and $173,887 from professional services, with clients utilizing our TrialOne EDC software for the three months ended September 30, 2017 compared with revenue of $1,322,480 including $414,333 from software licensing and $764,220 from professional services for the three months ended September 30, 2016.   We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $134,591 for the three months ended September 30, 2017 including $74,852 from professional services and $45,995 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $139,468 for the three months ended September 30, 2016 including $31,564 from software licensing and $77,326 from maintenance.

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

License contracts are typically sold on a subscription basis that takes into account system usage both on a data volume and system user basis.  Pricing includes additional charges for consulting services associated with the installation, validation, training and deployment of our eClinical software and solutions.  Licensed contracts of the eClinical Suite have historically been sold both on a term and on a perpetual license basis with hosting and maintenance charges being paid quarterly.  The Company expects most licenses it sells of its software products to be sold under three to five year term licenses.

Our top five customers accounted for approximately 35% of our revenues during the three months ended September 30, 2017 and approximately 38% of our revenues during the three months ended September 30, 2016.  One customer accounted for approximately 14% and another accounted for approximately 10% of our revenues during the three months ended September 30, 2017.  One customer accounted for approximately 14% and another accounted for approximately 11% of our revenues the three months ended September 30, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 21% of our total revenues for the three month period ended September 30, 2017 and approximately 16% of our total revenues for the three months ended September 30, 2016.

One customer accounted for approximately 27% and another customer accounted for approximately 11% of our accounts receivables as of September 30, 2017. One customer accounted for approximately 11% of our accounts receivable as of September 30, 2016.

Cost of goods sold increased approximately 9% or $104,240 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  Cost of goods sold were approximately 20% of revenues for the three months ended September 30, 2017 compared to approximately 18% for the three months ended September 30, 2016. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold increased during the three months ended September 30, 2017 primarily due to an increase in salaries and related benefits. The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 15% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes.

Salaries and related expenses were our biggest operating expense at approximately 74% of total operating expenses for the three months ended September 30, 2017 compared to approximately 73% of total operating expenses for the three months ended September 30, 2016.  Salaries and related expenses increased by 17% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the three months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
OmniComm corporate operations	$2,345,258	$2,026,366	$318,892	15.7%
New Jersey operations office	255,625	230,619	25,006	10.8%
OmniComm Europe, GmbH	165,778	190,621	(24,843)	-13.0%
OmniComm Ltd.	222,079	163,559	58,520	35.8%
OmniComm Spain S.L.	119,543	93,892	25,651	27.3%
OmniComm Systems B.V.	79,628	134,646	(55,018)	-40.9%
Employee stock compensation	206,004	58,214	147,790	253.9%
Total salaries and related expenses	$3,393,915	$2,897,917	$495,998	17.1%

As of September 30, 2017, we employed 137 employees and consultants Company-wide as follows: 64 out of our headquarters in Fort Lauderdale, Florida, 9 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 12 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 2 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

During the three months ended September 30, 2017 and the three months ended September 30, 2016 we incurred $206,004 and $58,214, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses decreased by approximately 2% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The table below details the significant portions of our rent expense.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2018. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended September 30, 2017 was a decrease in expense of $1,363 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to an increase in expense of $3,516 for the three months ended September 30, 2016.

	For the three months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Corporate office	$104,652	$101,883	$2,769	2.7%
Co-location and disaster recovery facilities	136,300	142,898	(6,598)	-4.6%
New Jersey operations office	13,148	13,148	-0-	0.0%
OmniComm Europe, GmbH	20,751	19,792	959	4.8%
OmniComm Ltd.	14,821	14,373	448	3.1%
OmniComm Spain S.L.	2,463	1,677	786	46.9%
OmniComm Systems B.V.	1,897	1,798	99	5.5%
Straight-line rent expense	(1,363)	3,516	(4,879)	-138.8%
Total	$292,669	$299,085	$(6,416)	-2.1%

Consulting services expense increased slightly to $64,488 for the three months ended September 30, 2017 compared with $63,284 for the three months ended September 30, 2016. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the three month period ended September 30, 2017. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Sales and marketing	$18,000	$31,500	$(13,500)	-42.9%
Product development	46,488	31,784	14,704	46.3%
Total	$64,488	$63,284	$1,204	1.9%

Legal and professional fees increased approximately 62% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016. Professional fees include fees paid to our auditors and accountants for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended September 30, 2017 and September 30, 2016, respectively.

	For the three months ended
Expense Category	September 30, 2017	September 30, 2016	$ Change	% Change
Financial advisory	$25,500	$-0-	$25,500	n/a
Audit and related	7,018	5,808	1,210	20.8%
Accounting services	82,970	40,391	42,579	105.4%
Legal-employment related	(1,176)	11,767	(12,943)	-110.0%
Legal-financial related	11,235	14,510	(3,275)	-22.6%
General legal	1,412	5,973	(4,561)	-76.4%
Total	$126,959	$78,449	$48,510	61.8%

Selling, general and administrative expenses (“SG&A”) decreased by $21,025 or approximately 7% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2016 we spent approximately $712,000 on marketing, sales and advertising. We expect that the 2017 marketing, sales and advertising expenses will be approximately $800,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended September 30, 2017 we recognized bad debt expense of $87,366 compared to $24,555 for bad debt expense for the three months ended September 30, 2016.  This change was primarily the result of an increase in aged receivable balances that prompted us to increase our reserve. During the remainder of 2017 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We have been very successful in managing and collecting our outstanding accounts receivable.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2017.

Interest expense was $380,073 for the three months ended September 30, 2017 compared to $365,831 for the three months ended September 30, 2016, an increase of $14,242.  Interest incurred to related parties was $252,585 during the three months ended September 30, 2017 and $237,377 for the three months ended September 30, 2016.  Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016.  Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the three months ended September 30, 2017 and September 30, 2016.

	For the three months ended
Debt Description	September 30, 2017	September 30, 2016	$ Change	% Change
Accretion of discount from derivatives	$118,806	$61,429	$57,377	93.4%
August 2008 convertible notes	48,394	48,394	-0-	0.0%
December 2008 convertible notes	130,195	137,773	(7,578)	-5.5%
September 2009 secured convertible debentures	11,820	21,929	(10,109)	-46.1%
General interest	29,006	53,356	(24,350)	-45.6%
Related party notes payable	41,852	42,950	(1,098)	-2.6%
Total	$380,073	$365,831	$14,242	3.9%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016.  We recorded a net unrealized loss of $812,535 during the three months ended September 30, 2017 compared with a net unrealized loss of $557,562 during the three months ended September 30, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date.  These non-cash gains and losses have materially impacted our results of operations during the three months ended September 30, 2017 and September 30, 2016 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At September 30, 2017, we had working capital deficit of $7,506,044.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	September 30, 2017	December 31, 2016	$ Change	% Change
Cash	$1,317,591	$1,439,332	$(121,741)	-8.5%
Accounts receivable, net of allowance for doubtful accounts	5,415,730	5,455,210	(39,480)	-0.7%
Prepaid expenses	243,434	195,915	47,519	24.3%
Prepaid stock compensation, current portion	-0-	148,422	(148,422)	-100.0%
Other current assets	32,140	35,055	(2,915)	-8.3%
Current assets	7,008,895	7,273,934	(265,039)	-3.6%

Accounts payable and accrued expenses	1,612,757	2,123,073	(510,316)	-24.0%
Patent litigation settlement liability, current portion	521,723	862,500	(340,777)	-39.5%
Deferred revenue, current portion	7,131,466	7,250,061	(118,595)	-1.6%
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Conversion feature liability, related parties	1,555,297	1,740,278	(184,981)	-10.6%
Conversion feature liability	86,913	585,452	(498,539)	-85.2%
Warrant liability, related parties	2,317,324	2,519,614	(202,290)	-8.0%
Warrant liability	1,239,459	1,479,748	(240,289)	-16.2%
Current liabilities	14,514,939	16,610,726	(2,095,787)	-12.6%

Working capital (deficit)	$(7,506,044)	$(9,336,792)	$1,830,748	19.6%

Statement of Cash Flows Disclosure
	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Net cash provided by/(used in) operating activities	$1,279,921	$631,591	$648,330	102.7%
Net cash provided by/(used in) investing activities	(212,173)	(220,672)	8,499	3.9%
Net cash provided by/(used in) financing activities	(1,184,750)	25,000	(1,209,750)	4839.0%

Net increase/(decrease) in cash and cash equivalents	(121,741)	405,525	(527,266)	-130.0%

Changes in operating accounts	(1,407,312)	(784,058)	(623,254)	-79.5%

Effect of non-cash transactions on cash and cash equivalents	$292,687	$3,594,479	$(3,301,792)	-91.9%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $121,741 to $1,317,591 at September 30, 2017 from $1,439,332 at December 31, 2016. The decrease is primarily comprised of a net income of $2,394,546, changes in working capital accounts of ($1,407,312) and a increase from non-cash transactions of $292,687. During the nine months ended September 30, 2017 we had investing activities comprised of net purchases of property and equipment of $212,173. We had financing activities that included the repayment of $1,020,000 of notes payable and the repayment of $200,000 on our revolving line of credit during the nine month period ended September 30, 2017.

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

Presently, we have approximately $200,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2017.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2017:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,102,500	$-0-		$400,000	(2)	$702,500	(3)	$-0-
Convertible notes (1)	6,170,000	50,000	(4)	150,000	(5)	5,770,000	(6)	200,000	(7)
Lines of credit (8)	2,500,000	-0-		-0-		2,500,000		-0-
Operating lease obligations (9)	2,248,288	712,455		529,679		350,944		655,210	(10)
Patent licensing fees (11)	525,000	525,000		-0-		-0-		-0-
Total	$12,545,788	$1,287,455		$1,079,679		$9,323,444		$855,210

1. Amounts do not include interest to be paid.
2. Includes $400,000 in 12% notes payable that mature in April 2019.
3. Includes $420,000 in 10% notes payable that mature in April 2020 and $282,500 in 12% notes payable that mature in April 2020.
4. Includes $50,000 in 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
5. Includes $150,000 in 10% convertible notes that mature in April 2019.
6. Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
7. Includes $200,000 in 12% convertible notes that mature in April 2021.
8. Includes $2,500,000 due on the revolving Line of Credit with The Northern Trust Company.

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

Debt Obligations

As of September 30, 2017 we were in default on principal and interest payments owed totaling $141,949 on our 10% Convertible Notes that were issued in 1999.

On February 29, 2016 the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On August 31, 2017 the Company repaid $50,000 to Mr. Wit.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures to Mr. Wit originally issued in August 2008.  The debentures carry an interest rate of 10% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures to Mr. Wit originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $55,000 to Mr. Wit.

On June 30, 2016 the Company and the holders extended the maturity date of $625,000 of convertible debentures originally issued in September 2009.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 24, 2017 the Company repaid $400,000 and on  August 31, 2017 the Company repaid $225,000.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $100,00 of convertible debentures.

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

On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At September 30, 2017, $2,500,000 was outstanding on the Line of Credit at an interest rate of 3.25%.

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

On June 30, 2017 the Company repaid $100,00 of 12% convertible debentures originally issued in September 2009.

On August 31, 2017 the Company repaid $90,000 of 12% promissory notes originally issued to Mr. van Kesteren in 2014.

During the next twelve months we expect debt in the aggregate amount of $50,000 to mature as follows:

●	$50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($2,500,000 of which is outstanding as of September 30, 2017) or short-term bridge loans, we do not have any additional sources of working capital.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first nine months of 2017, we adopted the following new accounting pronouncements:

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) to address narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU-2017-11.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being September 30, 2017, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION
10.47* †	Form of Promissory Note and Schedule of Substantially Identical Promisory Notes
10.48* †	Form of Extension of Maturity Date of Convertible Debenture [and related warrants] and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture [and related warrants]
10.58*	Lease Agreement Extension (Southampton, United Kingdom) dated September 10, 2017
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definition Document
101.LAB*	XBRL Taxonomy Extension Label Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
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

Dated: November 13, 2017

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Financial Officer
(Principal Financial Officer)