Form 10-K
period 2017-12-31
OMNICOMM SYSTEMS INC
filed 2018-04-02
CIK 1034592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

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

Date	Non-Affiliate Voting Shares Outstanding	Aggregate Market Value
June 30, 2017	90,804,629	$19,977,018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Outstanding Shares
March 29, 2018	Common Stock, $0.001 par value per share	150,209,472

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information to be set forth in our Proxy Statement to be filed by us pursuant to Regulation 14A relating to our 2018 Annual Meeting of Stockholders to be held on June 7, 2018 are incorporated by reference herein in response to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

OMNICOMM SYSTEMS, INC.

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

Overview

OmniComm Systems, Inc. provides web-based electronic data capture (“EDC”) and eClinical (“eClinical”) software and services that streamline the clinical research process. Our EDC and eClinical software and service offerings (“eClinical Products” or “eClinical Solutions”) consist of TrialMaster®, TrialOne®, IRTMaster™, Promasys® and eClinical Suite™. Our eClinical Products are designed to allow clinical trial sponsors and investigative sites to easily and securely collect, validate, transmit and analyze clinical study data. Our eClinical Products are 21 CFR Part 11 compliant solutions and are designed to offer clinical trial sponsors the ability to conduct clinical trials under multiple platforms, with significant flexibility, ease-of-use and with complete control over collected data.

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

Our Strategy

Our primary goal is to establish ourselves as a leading EDC and eClinical software and services provider by offering our customers the highest quality service with a differentiated, user-friendly product. We continually increase the scope and quality of the products and services we offer.  During 2017 we continued to update our products and increase their functionality to offer new solutions to our clients’ challenges.

Key facets of our strategy include:

●

Scope Expansion. We plan to continue expanding the scope of services and products offered within the eClinical product spectrum via organic product and service development, through strategic partnerships and relationships and through the selective use of acquisitions;

●

Customer Base Expansion. We will seek to expand the customer base for our existing set of eClinical Solutions and intend to design complementary solutions that will allow us to expand the universe of clients that we service; and

●	Diversification. We intend to continue to diversify our revenue and customer base in order to avoid over-concentration of our business on any solution/product set or client-base.

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

Our Software Products and Services

TrialMaster Electronic Data Capture

Our core product is TrialMaster, which allows organizations conducting clinical trials to collect and manage their clinical trial data over the internet. Users at investigative sites such as hospitals and doctors’ offices can enter data into electronic forms that represent the study protocol, and the data is immediately validated against a set of protocol-specific rules. Sponsor companies and Contract Research Organizations ("CROs") can then perform various data management and monitoring functions, such as comparing the entered data against source documents at the site. When all patient data has been entered, signed and locked, the sponsor company can extract the data for final analysis and produce PDFs of the source data ready for regulatory submission and site archive.

While there are many EDC products on the market, OmniComm believes that the breadth of functionality, ease of use and sophistication of implementation puts TrialMaster in a very strong position. The functionality of TrialMaster includes the following:

●	A highly productive tool for designing trials, featuring a drag-and-drop interface; a sophisticated JavaScript-based engine for building edit checks; and a tool for configuring how the data is to be exported;
●	A fine-grained security model that allows appropriate privileges to be granted to each user and role;
●	An online eLearning system that can be used to ensure users receive the appropriate training and pass all related assessments before being allowed to perform activities in TrialMaster;
●

A data entry sub-system that responds at the keystroke level to guide the user to enter correct data the first time. For example, if an adverse event is marked as “continuing”, it is impossible to also enter a stop date;

●	The ability to import external data through a file import utility;
●	Task lists and reports that support data entry and data cleaning processes, as well as adhoc reports and “data grids” that provide customizable access to the protocol-specific clinical data;
●	Support for Risk Based Monitoring, including a sophisticated mechanism to select a subset of data for Source Document Verification, based on risk factors for both the site and the patient;
●	The ability to detect Serious Adverse Events and construct Safety Cases that can subsequently be passed electronically to a full safety reporting system using the industry standard E2B message format;
●	The ability to translate both the TrialMaster application and all protocol text into any number of foreign languages, such that data can be entered in one language and reviewed in another;
●	The ability to allow patients to enter their own data, such as for electronic diaries, avoiding the need for a costly and separate system for electronic Patient Reported Outcomes;
●	The ability to automatically produce data exports in the FDA-mandated SDTM format. We believe TrialMaster is the only EDC system with this capability; and
●

Application Programing Interfaces (APIs), that allow partner software products to fetch and update data in TrialMaster. The APIs follow the Operational Data Model standard maintained by the Clinical Data Interchange Standards Consortium (CDISC).

In Q2 2018, OmniComm is scheduling a major new release of TrialMaster with a modern user interface and built-in support for mobile devices. This will allow TrialMaster to be accessed from a web browser or a tablet such as an iPad. The patient data entry module can be accessed using a smartphone such as an iPhone. Using “liquid layout” technologies, the TrialMaster display will automatically adjust to the form factor of the device on which it is running.

TrialOne Phase I Clinic Automation

TrialOne is a comprehensive software application suite that provides clinical trial site sponsors, study investigators and study monitors with several tools designed to make the overall Phase I clinic operation more efficient.  Phase I studies are used to conduct the first tests of new drugs or medical devices in humans. They are often held in dedicated Phase I clinics, where volunteers follow a strict timed schedule of dosing followed by measurements such as vital signs, electrocardiograms and repeated blood draws. TrialOne is designed to manage the automation of Phase I clinics. It allows the specification of the schedule and the corresponding dosing and required measurements, then supports the real-time collection of data according to that schedule. Much of the data collection is automated via direct entry from instruments (eSource), such as barcode scanners that read barcodes on both the patients and the vials of blood being filled.

The key components of  TrialOne include:

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

Scheduler

The Scheduler module provides a mechanism for defining the study structure including a time and events schedule.  The module is designed to optimize study build times using a wizard-driven design tool creating database efficiencies using object libraries and templates.   This can quickly produce clear, easy to use, schedule driven electronic case report forms ("CRFs") suitable for complex and adaptive clinical trials including study alarms and real time validation criteria with edits.  Additionally, the Scheduler can define actions or events to be automatically offset relative to the study drug and rapidly address mid-study changes.

Sample Tracking

TrialOne allows customers to completely automate their site’s laboratory. Samples can be tracked and batched while alarms and information can be configured specific to each sample. Dispatch lists and labels are automatically produced for shipment of samples to the central laboratory. Data is then received back electronically into the TrialOne database.

Direct Data Capture (“DDC”)

The DDC module allows capture of real-time data for screening or study at data collection stations, bed-side or roaming.  The system allows for the collection of data online, over an intranet or the internet using a desktop, notebook, or tablet PC.  Using a library of custom drivers the DDC module can collect vital signs or other biologic data directly from devices and/or instrumentation.  As with later phase applications the system can clean data at the point of collection with real-time validation edit checks while enhancing protocol compliance via schedule-driven workflows.  Working with the Subject Recruitment and Screening module the system seamlessly maps data to the recruitment database for future criteria searches.  Automation and authentication checks are maintained using a full array of barcode and scanner support for all aspects of the clinic including subject IDs, sample labeling and event tracking.

Ad Hoc Reporting

An integrated Ad Hoc reporting tool is available with wizard-driven report generation with drill-down reports that include interactive charts and graphs.  The Ad Hoc module supports aggregate data and advanced calculations, an advanced and easy to use export feature and distributable system reports by configurable schedules.  Data is protected by event configurable security and role-based security.  The Ad Hoc module allows for real-time data access to important trends such as vital signs and adverse events.

AutoEncoder

OmniComm’s AutoEncoder provides a mechanism to turn free-text descriptions of adverse events and medications into coded entries from industry-standard dictionaries, namely MedDRA® for adverse events and WHO Drug® for medications. The product includes automated selection of proposed codes based on pattern matching against verbatim terms, automated management and use of history records to ensure coding consistency within a trial, an optional review and approval step and the transmission of coded results back to TrialMaster where they are stored as derived data values. The majority of TrialMaster trials use AutoEncoder.

In Q2 2018, OmniComm is scheduling a major new release of AutoEncoder with a modern user interface and enhanced functionality. This includes more sophisticated coding algorithms, the ability to manage history matches across a group of trials in a drug program, as well as the ability to load external synonym lists. This new version of AutoEncoder will work with both the current TrialMaster release and the upcoming TrialMaster new release as well as providing a full suite of APIs that will allow the system to work independently of TrialMaster.

IRTMaster

IRTMaster™ is a new offering from OmniComm that provides “Interactive Response Technology” in support of the randomization process in clinical trials. The product allows the setup of trial parameters, such as the different strata for the patient population, then provides sophisticated randomization algorithms to randomize patients across the different treatment groups (such as the investigational medication and placebo). The algorithms include a minimization technique that prevents any significant imbalance across the different treatment groups. For example, in a block of ten patients where five will get the investigational medication and five will get placebo, there is a statistically significant chance that the first five patients will all get placebo; with a minimization algorithm, the chance of such an imbalance is significantly smaller.

IRTMaster can be used standalone through its user interface, or can interact with TrialMaster or any external system using API calls. In this mode, it can effectively be considered a “black box” application.

The initial release of IRTMaster supports various configuration options as well as randomization and related functions, such as emergency unblinding. A release planned for 2019 will add clinical supplies tracking and thereby complete the functionality.

Legacy Products

OmniComm provides two legacy products that have active support-paying customers, but are no longer being actively marketed.

The eClinical Suite provides a set of tools for collecting and managing clinical data, including EDC for real-time entry and double data entry ("DDE") for entry from paper originals. It also provides a central system for clinical trials management and another for adverse event reporting. AutoEncoder described above is part of the eClinical Suite and can be used against data collected either in eClinical Suite or in TrialMaster. OmniComm has announced the end of support for the eClinical Suite to be April 30, 2019.

Promasys is a clinical trial data management system for both DDE and EDC that is primarily used at research institutions for investigator-initiated trials. It includes an iPad module for convenient data capture within the clinic and a separate ePRO module.

Hosting

Our customers rely on our eClinical Products to run their clinical trials and, as a result, we need to ensure the availability of our services. We have developed our infrastructure with the goal of achieving availability of our services, which are hosted on a highly-scalable network located in secure third-party co-location data center facilities. We host our eClinical Products’ services and serve our customers primarily from a Cincinnati, Ohio co-location data center facility operated by and in conjunction with co-location services from CyrusOne, Inc. This co-location, consisting of 230 square feet, is specifically designed to optimize the delivery of our application services and to ensure the availability and security of our customers’ research data. The co-location data facility includes 24 by 7 staffing, enterprise class security, redundant power and cooling systems, large-scale data back-up capabilities and multiple Internet access points and providers.  In addition, we maintain a co-location facility in Fort Lauderdale, Florida which also serves as a back-up facility for purposes of disaster recovery, and a co-location facility in Frankfurt, Germany.

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

●

Clinical Services. We have expertise in translating a clinical protocol into an electronic CRF format.  We ensure that CRF design, visit schedule, site and patient definitions, edit checks, derivations and code lists are all optimized to use industry best practices, and, where applicable, CDISC/CDASH standards.

●

Training. We provide extensive hands-on and eLearning-based EDC training classes.  Training classes can be conducted at a sponsor location, at an investigator meeting or an investigator site and via web-cast.

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

●	Validation. We offer test kits that include test cases and documentation to validate the installation of our EDC applications against regulatory requirements.

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

License Agreement

DataSci, LLC

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we were obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until December 31, 2017 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). The Settlement and Licensing Agreement and the amendment thereto (described below) could be terminated on thirty (30) days’ notice by the licensor if we were in default on our obligations thereunder and failed to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposed certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.   The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017 DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result, DataSci received 500,000 restricted common shares and a net cash payment of $145,000.

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

Our Customers

We are committed to developing long-term, partnering relationships with our clients and adapting our products and services to meet the unique and challenging needs of their trials. Our customers include leading pharmaceutical, biotechnology, medical device companies, academic institutions, CROs and other entities engaged in clinical trials. As of December 31, 2017, we had approximately 120 customers, including two of the top ten global pharmaceutical companies, five of the top ten CROs and two of the top biotechnology companies, measured by revenue. Our representative customers by sponsor type include:

Trial Sponsor	Sponsor Type
Eli Lilly	Pharmaceutical
Cromsource	Contract Research Organization
PPD	Contract Research Organization
Covance	Contract Research Organization
New York Medical Center	Academic
Saint Jude’s Children’s Research Hospital	Medical research
ICON	Contract Research Organization
Pfizer	Pharmaceutical

Our top five customers accounted for approximately 36% of our revenues during the year ended December 31, 2017 and approximately 37% of our revenues during the year ended December 31, 2016.  One customer accounted for approximately 10% of our revenues during the year ended December 31, 2017.  One customer accounted for approximately 16% of our revenues during the year ended December 31, 2016.

Our international customers, principally located in Europe and East Asia, accounted for approximately 23% of our total revenues for the year ended December 31, 2017 and 17% of our total revenues for the year ended December 31, 2016.

One customer accounted for approximately 24% and another customer accounted for approximately 10% of our accounts receivables as of December 31, 2017. Two customers each individually accounted for approximately 11% of our accounts receivables as of December 31, 2016.

Sales and Marketing

We sell our products through a direct sales force, relationships with CRO Partners, and through co-marketing agreements with Vendor and Channel Partners.  Our marketing efforts to-date have focused on increasing market awareness of our Company and eClinical Products.  These efforts have primarily been comprised of attendance and participation in industry conferences and seminars.  A primary focus of our future marketing efforts will be to continue increasing our market penetration and market awareness.  As of December 31, 2017, we had 22 full-time employees and consultants in sales and marketing.

Our efforts during 2018 will include increasing the number of sales personnel and sales support staff employed in the United States, Europe and East Asia, increasing our attendance and marketing efforts at industry conferences and increasing the number of Company sponsored events including webinars, symposiums and other marketing events.

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

We have been able to obtain valuable insight into our customers’ needs through the following customer specific initiatives:

Innovation Forum: The goal of the Innovation Forum is to ensure that attendees receive practical information, training and collaboration that can be taken back, implemented and shared within their respective organizations. The 2017 Innovation Forum attracted more than 100 attendees, along with the highest number of external thought leading and keynote speakers as well as the largest number of sponsoring and exhibiting partners. Content included product demonstrations, customer case studies, panel discussions, partner presentations and thought provoking presentations from independent industry thought leaders.

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

The Company spent $2,854,428 during the year ended December 31, 2017 and $2,598,962 during the year ended December 31, 2016 on product development initiatives. The Company’s product development efforts are focused on the continued enhancement and redesign of our eClinical Solutions to keep our technology at the cutting edge in the markets in which we compete.

Intellectual Property

Our success and ability to compete are dependent on our efforts to develop and maintain the proprietary aspects of our technology. We rely upon a combination of trademark, trade secret, copyright and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees and consultants to enter into confidentiality, non-competition and assignment of inventions agreements. We have registered trademarks and service marks in the United States and abroad, and have filed applications for the registration of additional trademarks and service marks. Our principal trademarks are “OmniComm Systems,” “TrialMaster,” “TrialBuilder,” “TrialExplorer,” OmniCloud,” “Promasys” and “TrialOne.”  These legal protections afford only limited protection for our technology. Our agreements with employees, consultants and others who participate in development activities could be breached.  However, due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product and service developments and enhancements to existing products and services are more important than the various legal protections of our technology to establish and maintain a technology leadership position.

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

Competition

The market for EDC, data management and interactive response technology systems is highly competitive, rapidly evolving, fragmented and is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We compete with systems and paper-based processes utilized by existing or prospective customers, as well as other commercial vendors of EDC and eClinical applications, clinical data management systems and adverse event reporting software, including:

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

Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, customer support and service delivery. We believe that the principal competitive factors in our market include the following:

●	product functionality and breadth of integration among the EDC, eClinical and interactive response technology solutions;
●	reputation and financial stability of the vendor;
●	low total cost of ownership and demonstrable benefits for customers;
●	depth of expertise and quality of consulting and training services;
●	performance, security, scalability, flexibility and reliability of the solutions;
●	speed and ease of implementation and integration; and
●	sales and marketing capabilities and the quality of customer support.

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

In addition, we are subject to a number of U.S. federal and state and foreign laws and regulations that affect companies conducting business through the Internet. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business. These may involve user privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions and securities law compliance.

Background and History

OmniComm Systems, Inc. was originally organized as Coral Development Corp., under the laws of the State of Delaware, on November 19, 1996, by Modern Technology Corp. (“Modern”) for the purpose of combining with an existing privately held company and for Modern to distribute Coral Development shares as a dividend to Modern shareholders.  On February 17, 1999, OmniComm Systems, Inc., a company organized under the laws of the State of Florida as the Premisys Group, Inc. on March 4, 1997, merged with Coral Development.  Coral Development was the surviving entity post-merger.  The merged entity changed its name to OmniComm Systems, Inc.

Employees

As of December 31, 2017, we employed 140 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 9 out of a regional operating office in Somerset, New Jersey and 27 in remote locations throughout the United States and Canada.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in Leiden, the Netherlands and 1 in Japan. We believe that relations with our employees are good.  None of our employees are represented by a collective bargaining agreement.

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

WE HAVE A HISTORY OF LOSSES, A LARGE ACCUMULATED DEFICIT AND ANTICIPATE FUTURE LOSSES. WE MAY BE UNABLE TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE.

We have incurred significant losses since we began doing business. At December 31, 2017, we had an accumulated deficit of approximately $72,323,819 and a working capital deficit of approximately $6,462,136.  We expect our operating cash flows to improve in 2018, but we have little control over the timing of contracted projects.  We expect our client and contract base to expand and diversify to the point where it meets our on-going operating needs, but this may not happen. While we expect to achieve additional revenue through the growth of our business, we cannot assure you that we will generate sufficient revenue to fund our expenses and maintain profitability in any period.

OUR ABILITY TO CONDUCT OUR BUSINESS COULD BE MATERIALLY AFFECTED IF WE WERE UNABLE TO REPAY OR EXTEND THE MATURITY DATES OF OUR OUTSTANDING INDEBTEDNESS.

At December 31, 2017, we had outstanding borrowings of $9,922,500 of principal amount, of which:

●	approximately $50,000, at 10% interest, was due June 2004. We are in default in the payment of principal and accrued interest;
●	approximately $150,000 at 10% interest is due in April 2019;
●	approximately $400,000 at 12% interest is due in April 2019;
●	approximately $2,190,000 at 10% interest is due in April 2020;
●	approximately $4,282,500 at 12% interest is due in April 2020;
●	approximately $2,650,000 at 3.5% interest is due in April 2020;
●	and approximately $200,000 at 12% interest is due in April 2021.

No assurance can be given that the holder of the $50,000 in principal amount 10% Convertible Notes will not seek immediate collection of the amounts due and owing. Further, no assurance can be given that faced with future principal repayment and interest obligations, our cash flow from operations or external financing will be available or sufficient to enable us to meet our financial obligations.  If we are unable to extend the maturity dates of or repay our financial obligations, the holders could obtain a judgment against us in the amount of the borrowings and foreclose on our assets.  Such foreclosure would materially and adversely affect our ability to conduct our business.

WE HAVE HISTORICALLY NEEDED AND POTENTIALLY MAY NEED ADDITIONAL FINANCING TO MEET OPERATING EXPENSES, THE TERMS OF WHICH MAY BE UNFAVORABLE TO OUR THEN-EXISTING STOCKHOLDERS.

Our plan of operations going forward may require us to raise additional capital if our revenue projections are not realized. Even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the repayment of existing debt obligations currently in the amount of $9,922,500. In addition, we may also need to raise additional funds to meet known needs or to respond to future business opportunities, which may include the need to:

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

IF WE ARE NOT ABLE TO RELIABLY MEET OUR DATA SECURITY, STORAGE AND MANAGEMENT REQUIREMENTS, OR IF WE EXPERIENCE ANY FAILURE OR INTERRUPTION IN THE DELIVERY OF OUR SERVICES OVER THE INTERNET, CUSTOMER SATISFACTION AND OUR REPUTATION COULD BE HARMED AND CUSTOMER CONTRACTS MAY BE TERMINATED.

As part of our current business model, we store and manage in excess of ten terabytes of data for our customers, resulting in substantial information technology infrastructure and ongoing technological challenges, which we expect to continue to increase over time. If we do not reliably meet these data security, storage and management requirements, or if we experience any failure or interruption in the delivery of our services over the Internet, customer satisfaction and our reputation could be harmed and this could lead to reduced revenues and increased expenses. Our hosting services are subject to service level agreements and, in the event that we fail to meet guaranteed service or performance levels, we could be subject to customer credits or termination of these customer contracts. If the cost of meeting these data security, storage and management requirements increases, our results of operations could be harmed.

A SYSTEM FAILURE COULD RESULT IN SIGNIFICANTLY REDUCED REVENUES; ANY SIGNIFICANT DISRUPTION IN OUR SERVICE COULD DAMAGE OUR REPUTATION, RESULT IN A POTENTIAL LOSS OF CLIENTS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS.

We host our services, serve our customers and support our operations primarily from a co-location data center located in Cincinnati, Ohio, which is operated in conjunction with co-location services from CyrusOne. We also maintain a co-location facility in Fort Lauderdale, Florida which also serves as a back-up facility for purposes of disaster recovery, and a co-location facility in Frankfurt, Germany. We do not have control over the operations of these facilities. Any system failure, including network, software or hardware failure that causes an interruption in our service could affect the performance of our software and result in reduced revenues. The servers that host our software are backed-up by remote servers, but we cannot be certain that the back-up servers will not fail or cause an interruption in our service.  These facilities and our customers’ clinical trial data could also be subject to and affected by computer viruses, malware, hacking and phishing attacks, electronic break-ins, intentional acts of vandalism or other similar disruptions or misconduct.  Our users depend on Internet service providers, online service providers and other web site operators for access to our products.  Each of these providers may have experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems.  Further, our co-location facilities and systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications and/or power failure, cyber security attacks, terrorist attacks, break-ins, hurricanes, earthquake and similar events. Regionalized power loss caused by hurricanes or other storms if occurring over a long period of time, a decision to close the co-location facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services and adversely impact our ability to service our clients.   Our insurance policies have low coverage limits and may not adequately compensate us for any such losses that may occur due to interruptions in our service.

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

We currently have international office locations and business operations in Southampton, England, Leiden, the Netherlands and Bonn, Germany, and international customers principally located in Europe and East Asia accounted for 23% of total revenues for the year ended December 31, 2017 and 17% of total revenues for the year ended December 31, 2016.  International operations are subject to inherent risks. These risks include:

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

IF OUR LICENSE TO USE THIRD-PARTY TECHNOLOGIES IN OUR PRODUCTS IS TERMINATED, WE MAY BE UNABLE TO DEVELOP, MARKET OR SELL OUR PRODUCTS.

We were dependent on a license agreement, as amended pursuant to which we obtained certain rights under intellectual property rights of a third party. This license agreement, and amendment thereto, could have been terminated on thirty (30) days’ notice by the licensor if we were in default on our obligations under the license agreement, as amended, and failed to cure such default within the thirty (30) day period after notice was provided. The license imposed commercialization, certain sublicensing, payments, royalty, insurance, confidentiality, restrictions and other obligations on us. Our failure, or any third party's failure, to comply with the terms of this license agreement and amendment thereto could have resulted in our losing our rights to the license, which could have resulted in our being unable to develop or sell our products.

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

THE LOSS OF ONE OR MORE MAJOR CUSTOMERS COULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our top five customers accounted for approximately 36% of our revenues for the year ended December 31, 2017 and approximately 37% of our revenues for the year ended December 31, 2016.  One customer accounted for 10% of our revenues for the year ended December 31, 2017 or approximately $2,691,000.  One customer accounted for 16% of our revenues for the year ended December 31, 2016, or approximately $4,167,000.  These customers can terminate our services at any time.  The loss of any of our major customers could have a material adverse effect on our results of operations or financial condition. We may not be able to maintain our customer relationships, and our customers may not renew their agreements with us, which could adversely affect our results of operations or financial condition. A significant change in the liquidity or financial position of any of these customers could also have a material adverse effect on the collectability of our accounts receivables, our liquidity and our future operating results.

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

At March 29, 2018, we had 150,209,472 shares of common stock issued and outstanding and 42,505,597 shares are issuable (i) upon the conversion of convertible debt, (ii) for accrued interest, and (iii) upon the exercise of warrants and options.  Of the issued shares, 76,860,489 shares, including all shares held by our “affiliates”, are subject to the restrictions set forth in Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), and 73,348,983 shares are freely transferable without restriction or registration under the Securities Act.  In general, Rule 144 permits a stockholder who has owned restricted shares for at least six months, to sell without registration, within a three-month period, up to one percent of our then outstanding common stock.  In addition, stockholders other than our officers, directors or 5% or greater stockholders who have owned their shares for at least six months may sell them without the volume limitation.

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

As of March 29, 2018, we had a total of 42,505,597 shares of our common stock issuable upon conversion or exercise of options, warrants and convertible debt and payment of accrued interest.  The issuance of our common stock upon the exercise and/or the conversion of these convertible securities and the payment of accrued interest will have a dilutive effect on our existing stockholders.

THE 250,000 SHARES OF SERIES D PREFERRED STOCK ISSUED IN 2010 PROVIDE SUPER-VOTING RIGHTS THAT RESULTED IN A CHANGE OF CONTROL OF THE CORPORATION.

Each share of the Series D Preferred Stock entitles the holder to 400 votes at any meeting of our stockholders and such shares of Series D Preferred Stock will vote together with the common stockholders, provided that for the election or removal of directors the shares of Series D Preferred Stock will be voted in the same percentage as all voting shares of common stock voted for each director.  As a result of the change in control, the holder of the Series D Preferred Shares could vote the shares in a manner that could be contrary to the interests of the holders of our common stock.  All shares of the Series D Preferred Stock are owned by our Executive Chairman, Chairman of the Board of Directors and largest shareholder, Cornelis F. Wit.

CORNELIS F. WIT, EXECUTIVE CHAIRMAN AND CHAIRMAN OF THE BOARD OF DIRECTORS, CONTROLS APPROXIMATELY 60% OF OUR OUTSTANDING VOTING SECURITIES. THIS CONCENTRATION OF OWNERSHIP MAY HAVE AN EFFECT ON MATTERS REQUIRING THE APPROVAL OF OUR STOCKHOLDERS, INCLUDING TRANSACTIONS THAT ARE OTHERWISE FAVORABLE TO OUR STOCKHOLDERS.

As of March 29, 2018, Cornelis F. Wit, our Executive Chairman, Chairman of the Board of Directors and largest stockholder ("Mr. Wit"), owned approximately 60% of our outstanding voting securities. This majority ownership of voting securities may delay, deter or prevent a change in control and, given Mr. Wit’s ability to control the outcome of certain matters requiring stockholder approval, may make some transactions more difficult or impossible to complete without the support of Mr. Wit, regardless of the impact of such transaction on our other stockholders.

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

Provisions of our Certificate of Incorporation and By-laws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, our Certificate of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors, of which 250,000 shares are issued and outstanding as of March 29, 2018.  Our Board of Directors may, without stockholder approval, issue additional series of preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our corporate headquarters and other material leased real property as of December 31, 2017 are shown in the following table. We do not own any real property.

Location	Use	Size	Expiration of lease
Fort Lauderdale, Florida	Corporate headquarters	14,825 square feet	February 2023
Somerset, New Jersey	Office space	3,287 square feet	March 2021
Bonn, Germany	European headquarters	3,714 square feet	July 2018
Southampton, United Kingdom	Office space	1,415 square feet	September 2020
Leiden, Netherlands	Office space	285 square feet	October 2018

Our principal executive offices are located in commercial office space at 2101 West Commercial Blvd., Fort Lauderdale, Florida, and our telephone number is (954) 473-1254.   Our annual payment under this lease is approximately $414,000.

We have a regional operating office located in commercial office space at 399 Campus Drive, Somerset, New Jersey.  Our annual payment under this lease is approximately $53,000.

Our European headquarters are located in commercial office space at Kaiserstrasse 139-141, Bonn, Germany.  Our annual payment under this lease is approximately 60,000 Euros or approximately $75,000.

We have a research and product development office in the UK for our TrialOne software application. The office is located at Medino House, Rushington Business Park, Totten, Southampton, UK. Our annual payment under this lease is approximately 46,000 British Pounds or approximately $65,000.

We have an office in the Netherlands for our Promasys software application. The office is located at Zernikedreef 8, 2333 CL, Leiden, the Netherlands. Our annual payment under this lease is approximately 5,100 Euros or approximately $6,300.

We believe these facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

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

	High	Low
Fiscal 2017
1st Quarter	$0.25	$0.18
2nd Quarter	$0.27	$0.21
3rd Quarter	$0.26	$0.19
4th Quarter	$0.35	$0.26

Fiscal 2016
1st Quarter	$0.26	$0.18
2nd Quarter	$0.26	$0.16
3rd Quarter	$0.25	$0.14
4th Quarter	$0.24	$0.19

On March 29, 2018 the closing price of our common stock as reported on the OTCQX Marketplace was $0.30. At March 29, 2018 we had approximately 400 stockholders of record; however, we believe that we have in excess of 1,000 beneficial owners of our common stock.

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

Additionally, pursuant to the terms of the Company’s 5% Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (collectively, the “Preferred Shares”), the Company is prohibited from declaring and paying dividends on the Company’s common stock until all accrued and unpaid dividends are paid on such Preferred Shares. As of December 31, 2017, the accrued and unpaid dividends on the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were $2,081,980.

Recent Sales of Unregistered Securities

On December 31, 2017, the Company issued 500,000 shares of common stock to DataSci, LLC (“DataSci”), pursuant to the exercise of warrants at an exercise price of $.01 per share, for an aggregate purchase price of $5,000. This issuance of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. DataSci received the warrants on April 2, 2009 pursuant to the Settlement and Licensing Agreement by and between DataSci and the Company.

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

Forward-Looking Statements

Statements contained in this Annual Report that are not historical fact are "forward-looking statements." These statements can often be identified by the use of forward-looking terminology such as "estimate," "project," "believe," "expect," "may," "will," "should," "intends," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to caution the reader that these forward-looking statements, contained in this Annual Report regarding matters that are not historical facts, are only predictions and are based on information available at the time and/or management’s good faith belief with respect to future events. No assurance can be given that plans for the future will be consummated or that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these plans and projections and other forward-looking statements are based upon a variety of assumptions, which we consider reasonable, but which nevertheless may not be realized. Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this Annual Report. Therefore, our actual experience and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by us or any other person that these plans will be consummated or that estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Forward-looking statements speak only as of the date the statement was made. The Company does not undertake any obligation to update or revise any forward-looking statement made by it or on its behalf, whether as a result of new information, future events or otherwise.

Overview

We are a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, CROs and other clinical trial sponsors worldwide. Our proprietary EDC and eClinical software applications, TrialMaster®; TrialOne®; IRTMaster™; Promasys®; and eClinical Suite™ (the “eClinical Products” or “eClinical Solutions”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

During fiscal 2017 we sought to build and expand on our strategic efforts. The primary focus of our strategy includes:

●	Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services;
●	An emphasis on penetrating the Phase I trial market with our dedicated Phase I solution, TrialOne;
●	Broadening our eClinical suite of services and software applications on an organic basis and on a selective basis via the acquisition or licensing of complementary solutions; and
●	Expanding our business development efforts in Europe and East Asia to capitalize on our operational and clinical capabilities vis-à-vis our competition in that geographic market.

Our business development focus continues to include increasing our penetration of all phases of the clinical trial market with a particular emphasis on becoming the market leader in Phase I EDC services. We believe this market is an operating and strategic strength of the Company due to the inherent flexibility of our solutions including the solutions provided by our TrialOne products and services. We believe we have the ability to produce trials more quickly and economically than our competitors for this specialized and large market. We expect to experience increased success in penetrating the market for larger pharmaceutical, biotechnology and medical device clinical trial sponsors and CROs as we continue expanding our marketing and sales efforts during 2018.

The Year ended December 31, 2017 compared to the Year ended December 31, 2016

Results of Operations

A summarized version of our results of operations for the years ended December 31, 2017 and December 31, 2016 is included in the table below.

Summarized Statement of Operations
For the year ended
December 31,
		% of		% of	$	%
	2017	Revenues	2016	Revenues	Change	Change
Total revenues	$26,979,658		$25,419,510		$1,560,148	6.1%

Cost of goods sold	5,280,890	19.6%	5,374,832	21.1%	(93,942)	-1.7%

Gross margin	21,698,768	80.4%	20,044,678	78.9%	1,654,090	8.3%

Salaries, benefits and related taxes	13,200,837	48.9%	11,383,727	44.8%	1,817,110	16.0%
Rent	1,125,147	4.2%	1,071,363	4.2%	53,784	5.0%
Consulting services	321,472	1.2%	185,340	0.7%	136,132	73.4%
Legal and professional fees	533,221	2.0%	364,859	1.4%	168,362	46.1%
Other expenses	1,627,514	6.0%	1,411,384	5.6%	216,130	15.3%
Selling, general and administrative	1,356,427	5.0%	1,462,774	5.8%	(106,347)	-7.3%
Total operating expenses	18,164,618	67.3%	15,879,447	62.5%	2,285,171	14.4%

Operating income/(loss)	3,534,150	13.1%	4,165,231	16.4%	(631,081)	-15.2%

Interest expense	(1,367,120)	-5.1%	(1,339,902)	-5.3%	(27,218)	2.0%
Interest income	593	0.0%	2	0.0%	591	29,550.0%
Change in derivatives	795,779	2.9%	(2,657,910)	-10.5%	3,453,689	129.9%
Transaction gain/(loss)	5,010	0.0%	(64,472)	-0.3%	69,482	107.8%

Income/(loss) before income taxes	2,968,412	11.0%	102,949	0.4%	2,865,463	2,783.4%
Income tax (expense)	(1,194)	0.0%	(1,069)	0.0%	(125)	11.7%
Net income/(loss) attributable to common stockholders	$2,967,218	11.0%	$101,880	0.4%	$2,865,338	2,812.5%

Revenues for the year ended December 31, 2017 increased 6.1% from the year ended December 31, 2016. The table below provides a comparison of our recognized revenues for the years ended December 31, 2017 and December 31, 2016.

	For the year ended
Revenue activity	December 31, 2017		December 31, 2016		$ Change	% Change
Set-up fees	$4,981,941	18.5%	$6,658,987	26.2%	$(1,677,046)	-25.2%
Change orders	1,540,167	5.7%	1,212,153	4.8%	328,014	27.1%
Maintenance	5,107,787	18.9%	4,803,171	18.9%	304,616	6.3%
Software licenses	10,658,977	39.5%	7,885,023	31.0%	2,773,954	35.2%
Professional services	3,359,554	12.5%	3,843,641	15.1%	(484,087)	-12.6%
Hosting	1,331,232	4.9%	1,016,535	4.0%	314,697	31.0%
Total	$26,979,658	100.0%	$25,419,510	100.0%	$1,560,148	6.1%

Overall Revenue increased by approximately $1.6 Million or 6.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016. This is primarily the result of an increase in software licenses.

We recorded revenue of $20,250,111 including $6,499,120 from licensing, $4,981,941 from set-up fees, and $3,507,439 from maintenance, associated with our TrialMaster software during the year ended December 31, 2017 compared to revenue of $19,865,619, including $6,658,987 from set-up fees, $6,212,624 from licensing, and $3,133,648 from maintenance, for the year ended December 31, 2016.  The increase in revenue is primarily the result of increased business from both new and existing clients.

We recorded revenue of $4,536,986 associated with our TrialOne software for the year ended December 31, 2017 compared to revenue of $3,003,712 for the year ended December 31, 2016.  TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services since the software is currently primarily sold under a technology transfer basis.

We recorded revenue of $1,680,090 associated with our eClinical Suite software for the year ended December 31, 2017 compared to revenue of $1,548,124 for the year ended December 31, 2016.  The eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $218,667 in revenues from hosting activities and $880,988 in maintenance associated with the eClinical Suite for the year ended December 31, 2017 as compared to $243,267 in revenues from hosting activities and $1,104,346 in maintenance for the year ended December 31, 2016.  Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing that application.

We recorded revenue of $512,471, including $101,218 from licensing and $251,483 from maintenance, associated with our Promasys software for the year ended December 31, 2017 compared to revenue of $654,804, including $193,475 from licensing and $324,251 from maintenance, for the year ended December 31, 2016.

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

Our top five customers accounted for approximately 36% of our revenues during the year ended December 31, 2017 and approximately 37% of our revenues during the year ended December 31, 2016.  One customer accounted for approximately 10% of our revenues during the year ended December 31, 2017.   One customer accounted for approximately 16% of our revenues during the year ended December 31, 2016. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Cost of goods sold decreased approximately 2% or $93,942 for the year ended December 31, 2017 as compared to the year ended December 31, 2016.  Cost of goods sold were approximately 20% of revenues for the year ended December 31, 2017 compared to approximately 21% for the year ended December 31, 2016. Cost of goods sold relates primarily to salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and pass-through expenses.

Overall, total operating expenses increased approximately 14% for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Total operating expenses were approximately 67% of revenues during the year ended December 31, 2017 compared to approximately 63% of revenues for the year ended December 31, 2016. Operating expenses increased during the year ended December 31, 2017 primarily due to increases in salary and related expenses.

Salaries and related expenses were our biggest operating expense at 73% of total operating expenses for the year ended December 31, 2017 compared to 72% of total operating expenses for the year ended December 31, 2016.  Salaries and related expenses increased 16% for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increase in salary expense is primarily related to increases in headcount resulting from the successful procurement of new business.  The table below provides a summary of the significant components of salary and related expenses by primary cost category.

	For the year ended
Expense Category	December 31, 2017	December 31, 2016	$ Change	% Change
OmniComm corporate operations	$9,167,354	$7,859,534	$1,307,820	16.6%
New Jersey operations office	1,024,865	1,005,264	19,601	1.9%
OmniComm Europe, GmbH	637,898	674,312	(36,414)	-5.4%
OmniComm Ltd.	899,224	766,354	132,870	17.3%
OmniComm Spain S.L.	392,226	308,689	83,537	27.1%
OmniComm Systems B.V.	510,748	547,270	(36,522)	-6.7%
Employee stock compensation	568,522	222,304	346,218	155.7%
Total salaries and related expenses	$13,200,837	$11,383,727	$1,817,110	16.0%

As of December 31, 2017 we employed 140 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 9 out of a regional operating office in Somerset, New Jersey and 27 in remote locations throughout the United States and Canada.  Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 18 in Bonn, Germany.  Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England.  Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain.  Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in Leiden, the Netherlands and 1 in Japan. We expect to continue to selectively add experienced sales and marketing personnel over the next year in an effort to increase our market penetration, particularly as it relates to the largest pharmaceutical, biotechnology and CRO customers and to continue broadening our client base domestically as well as internationally.

During the year ended December 31, 2017 we incurred $568,522 and during the year ended December 31, 2016 we incurred $222,304 in salary expense in connection with ASC 718 Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments for services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by 5.0% during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The table below details the significant portions of our rent expense.  In particular, the increase in 2017 is associated with our expansion of our corporate office.  Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations.  In 2015 we added a co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH.  That lease expires in July 2018.  We currently lease office space for a regional operating office in Somerset, New Jersey under a lease that expires in March 2021.  Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020.  Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale, Florida corporate office lease expires in February 2023.  The table below provides the significant components of our rent related expenses by location or subsidiary.  Included in rent for the year ended December 31, 2017 was a credit of $3,156 in non-cash, straight line rent expense recorded to give effect to contractual, inflation-based rent increases in our leases.

	For the year ended
Expense Category	December 31, 2017	December 31, 2016	$ Change	% Change
Corporate office	$414,489	$312,884	$101,605	32.5%
Co-location and disaster recovery facilities	509,162	474,369	34,793	7.3%
New Jersey operations office	52,592	53,414	(822)	-1.5%
OmniComm Europe, GmbH	79,798	78,651	1,147	1.5%
OmniComm Ltd.	58,965	59,953	(988)	-1.6%
OmniComm Spain S.L.	7,602	6,613	989	15.0%
OmniComm Systems B.V.	5,695	7,074	(1,379)	-19.5%
Straight-line rent expense	(3,156)	78,405	(81,561)	-104.0%
Total	$1,125,147	$1,071,363	$53,784	5.0%

Consulting services expense increased to $321,472 for the year ended December 31, 2017 compared to $185,340 for the year ended December 31, 2016, an increase of $136,132 or 73.4%. Consulting services were comprised of fees paid to consultants for help with developing our computer applications and for services related to our sales and marketing efforts. The table provided below provides the significant components of the expenses incurred related to consulting services. Consulting fees for product development increased for the year ended December 31, 2017 as we increased the utilization of the services of third-party sources for this work. Consulting fees for sales and marketing were lower for the year ended December 31, 2017 as we decreased the utilization of the services of third-party sources for this work.

	For the year ended
Expense Category	December 31, 2017	December 31, 2016	$ Change	% Change
Sales and marketing	$77,714	$118,500	$(40,786)	-34.4%
Product development	243,758	66,840	176,918	264.7%
Total	$321,472	$185,340	$136,132	73.4%

Legal and professional fees increased 46.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our SEC filings, fees paid to investment bankers for investor relations and related services, and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to employment, securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the years ended December 31, 2017 and December 31, 2016, respectively.

	For the year ended
Expense Category	December 31, 2017	December 31, 2016	$ Change	% Change
Financial advisory	$52,974	$-0-	$52,974	n/a
Audit and related	46,777	50,143	(3,366)	-6.7%
Accounting services	269,543	180,389	89,154	49.4%
Legal-employment related	32,113	16,943	15,170	89.5%
Legal-financial related	121,014	84,425	36,589	43.3%
General legal	10,800	32,959	(22,159)	-67.2%
Total	$533,221	$364,859	$168,362	46.1%

Selling, general and administrative expenses (“SG&A”) decreased approximately 7% for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease is primarily due to a decrease in our license expense. During the year ended December 31, 2017 we recorded a credit of $108,702 in license fees associated with our license agreement with DataSci, LLC compared to an expense of $94,129 during the year ended December 31, 2016. In addition, SG&A relates primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Leiden, the Netherlands and Bonn, Germany on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2017 we spent approximately $701,000 on marketing, sales and advertising as compared to approximately $712,000 in 2016. We expect that the 2018 marketing, sales and advertising expenses will be approximately $1,000,000 as we plan to increase our attendance at tradeshows and our marketing efforts worldwide.

During the year ended December 31, 2017 we recognized $130,346 in bad debt expense compared to bad debt expense of $132,767 for the year ended December 31, 2016.  During 2017, we continued to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure.  We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during fiscal 2018.

Interest expense was $1,367,120 during the year ended December 31, 2017 compared to $1,339,902 for the year ended December 31, 2016, an increase of $27,218.  Interest incurred to related parties was $947,688 during the year ended December 31, 2017 and $918,189 for the year ended December 31, 2016.  Included in interest expense for both periods is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings that we entered into.  The table below provides detail on the significant components of interest expense for the years ended December 31, 2017 and December 31, 2016.

	For the year ended
Debt Description	December 31, 2017	December 31, 2016	$ Change	% Change
Accretion of discount from derivatives	$296,182	$158,068	$138,114	87.4%
August 2008 convertible notes	192,000	192,526	(526)	-0.3%
December 2008 convertible notes	516,383	546,980	(30,597)	-5.6%
September 2009 secured convertible debentures	54,962	87,238	(32,276)	-37.0%
General interest	141,598	193,212	(51,614)	-26.7%
Related party notes payable	165,995	161,878	4,117	2.5%
Total	$1,367,120	$1,339,902	$27,218	2.0%

We evaluate the cost of capital available to us in combination with our overall capital structure and the prevailing market conditions in deciding what financing best fulfills our short-term and long-term capital needs. Given the overall economic climate and in particular the difficulties nano-cap companies have experienced in obtaining financing, we believe the structure and terms of the transactions we entered into during 2017 and 2016 were obtained at the best terms available to the Company.

We record gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt and warrants that occurred during fiscal 2008 and 2009 and warrants associated with the issuance of promissory notes.  We recorded a net realized gain of $48,375 and a net unrealized gain of $747,404 during the year ended December 31, 2017 compared to a net realized gain of $29,108 and a net unrealized loss of $2,687,018 during the year ended December 31, 2016.  The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and warrants were issued.  Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each balance sheet date.  This non-cash gain has materially impacted our results of operations during the year ended December 31, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

As of December 31, 2017, the Company had cumulative arrearages for preferred stock dividends as follows:

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.   We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. In addition, we have utilized stock-based compensation as a means of paying for consulting and salary related expenses. At December 31, 2017, we had working capital deficit of approximately $6,462,136.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	December 31, 2017	December 31, 2016	$ Change	% Change
Cash	$1,176,551	$1,439,332	$(262,781)	-18.3%
Accounts receivable, net of allowance for doubtful accounts	7,492,597	5,455,210	2,037,387	37.3%
Prepaid expenses	297,131	195,915	101,216	51.7%
Prepaid stock compensation, current portion	-0-	148,422	(148,422)	-100.0%
Other current assets	11,463	35,055	(23,592)	-67.3%
Current assets	8,977,742	7,273,934	1,703,808	23.4%

Accounts payable and accrued expenses	2,586,045	2,123,073	462,972	21.8%
Patent litigation settlement liability, current portion	112,500	862,500	(750,000)	-87.0%
Deferred revenue, current portion	7,564,587	7,250,061	314,526	4.3%
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Conversion feature liability, related parties	1,604,723	1,740,278	(135,555)	-7.8%
Conversion feature liability	81,224	585,452	(504,228)	-86.1%
Warrant liability, related parties	2,196,570	2,519,614	(323,044)	-12.8%
Warrant liability	1,244,229	1,479,748	(235,519)	-15.9%
Current liabilities	15,439,878	16,610,726	(1,170,848)	-7.0%

Working capital (deficit)	$(6,462,136)	$(9,336,792)	$2,874,656	30.8%

Cash and Cash Equivalents

Cash and cash equivalents decreased to $1,176,551 at December 31, 2017 from $1,439,332 at December 31, 2016. The decrease is primarily comprised of net income of $2,967,218, offset by non-cash transactions of $557,421, changes in working capital accounts of ($2,658,757), investment activities of ($242,384) and financing transactions of ($879,750).

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

Presently, we have approximately $1,000,000 planned for capital expenditures to further develop the Company’s infrastructure to allow for growth in our operations over the next 12 months.  We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2017:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,102,500	$-0-		$400,000	(2)	$702,500	(3)	$-0-
Convertible notes (1)	6,170,000	50,000	(4)	150,000	(5)	5,770,000	(6)	200,000	(7)
Lines of credit (8)	2,650,000	-0-		-0-		2,650,000		-0-
Operating lease obligations (9)	2,046,812	651,376		475,638		339,287		580,511	(10)
Patent licensing fees (11)	112,500	112,500		-0-		-0-		-0-
Total	$12,081,812	$813,876		$1,025,638		$9,461,787		$780,511

1.	Amounts do not include interest to be paid.
2.	Includes $400,000 in 12% notes payable that mature in April 2019.
3.	Includes $420,000 in 10% notes payable that mature in April 2020 and $282,500 in 12% notes payable that mature in April 2020.
4.	Includes $50,000 in 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
5.	Includes $150,000 in 10% convertible notes that mature in April 2019.
6.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
7.	Includes $200,000 in 12% convertible notes that mature in April 2021.
8.	Includes $2,650,000 due on the revolving Line of Credit with The Northern Trust Company.
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

Debt Obligations

As of December 31, 2017, we were in default on principal and interest payments totaling $143,210 on our 10% Convertible Notes that were issued in 1999.

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Cornelis F. Wit, our then Chief Executive Officer and director, ("Mr. Wit") in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On August 31, 2017, the Company repaid $50,000 to Mr. Wit.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2020.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $55,000 to Mr. Wit.

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

On June 30, 2016 the Company and our former director, Mr. van Kesteren (“Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2017 the Company and Mr. van Kesteren extended the maturity date of his $150,000 of convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017, the Company repaid $90,000 to one of the lenders.

On April 7, 2017 the Company renewed the $5,000,000 Line of Credit from The Northern Trust Company ("Line of Credit"). The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2017, $2,650,000 was outstanding on the Line of Credit at an interest rate of 3.5%.

On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of convertible debentures originally issued in December 2008.  The debentures carry an interest rate of 12% and have a maturity date of April 1, 2021.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

During the next twelve months we expect debt in the aggregate amount of $50,000 to mature as follows:  $50,000 of 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the debenture holder at a conversion rate of $1.25 per share.

Sources of Liquidity and Capital Resources

Because of the historical losses we have experienced from operations we have needed to continue utilizing the proceeds from the sale of debt and equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, revolving Line of Credit in the amount of $5,000,000, current capital and capital we may raise from future debt or equity offerings or short-term bridge loans, we do not have any additional sources of working capital. In the event that the Line of Credit is called for any reason, Mr. Wit has pledged to replace the borrowing capacity under the Line of Credit with a promissory note that utilizes the same maturity date and interest rate as the Line of Credit.

In 2017 the Company repaid $50,000 on the Line of Credit. In 2016 the Company repaid $1,500,000 on the Line of Credit. As of December 31, 2017, the Company had $2,650,000 in outstanding borrowings under the Line of Credit.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time.  Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States ("GAAP"), and present a meaningful presentation of our financial condition and results of operations.

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

During fiscal 2017, we adopted the following new accounting pronouncements:

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

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) This ASU addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU-2017-11.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10K for the year ended December 31, 2017 to determine their impact, if any, on our financial statements.

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Annual Report, being December 31, 2017, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of OmniComm’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2017). Based on the assessment using those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item is incorporated by reference from the information contained in the sections “Nominees for the Board of Directors,” “Management,” “Compliance with Section 16(a) of the Exchange Act,” and “Equity Compensation Plan Information,” in our Proxy Statement for our 2018 Annual Meeting of Stockholders to be held on June 7, 2018 (the “Proxy Statement”).

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required in response to this item is incorporated by reference from the information contained in the sections captioned “Management” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item is incorporated by reference from the information contained in the section captioned “Ratification of the Appointment of Liggett & Webb, P.A. as our independent registered public accounting firm” in the Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)           Exhibits

INCORPORATED BY REFERENCE

EXHIBIT NO.	DESCRIPTION	FORM	EXHIBIT	DATE FILED
2.1	Agreement and Plan of Reorganization (acquisition of OmniComm Systems, Inc.) dated July 22, 1998 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)	8-K (File No. 000-25203)	2	03/03/1999
2.2	Amendment to Agreement and Plan of Reorganization dated November 3, 1998	10-SB (File No. 000-25203)	2(c)	12/22/1998
2.3	Agreement and Plan of Merger (acquisition of Education Navigator, Inc. by OmniComm Systems, Inc.) dated June 26, 1998	10-SB/A (File No. 000-25203)	2(c)	07/27/1999
3.1	Certificate of Incorporation (1)	SB-2 (File No. 333-06410)	3(a)	02/06/1997
3.2	Certificate of Merger	10-K (File No. 000-25203)	3.2	03/30/2016
3.3	Certificate of Amendment – Certificate of Incorporation	10-SB/A (File No. 000-25203)	4(a)	07/27/1999
3.4	Certificate of Designation – Series A Preferred Stock	10-SB/A (File No. 000-25203)	4(b)	08/25/1999
3.5	Certificate of Increase – Series A Preferred Stock	10-KSB (File No. 000-25203)	4(c)	03/29/2000
3.6	Certificate of Designation –Series B Preferred Stock	SB-2/A (File No. 333-45640)	4(d)	09/17/2001
3.7	Certificate of Amendment – Certificate of Incorporation	SB-2 (File No. 333-76016)	4(e)	12/27/2001
3.8	By-laws (2)	SB-2 (File No. 333-06410)	3(b)	02/06/1997
3.9	Certificate of Correction – Certificate of Designation – Series B Preferred Stock	10-K (File No. 000-25203)	3.9	03/30/2016
3.10	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock	10-K (File No. 000-25203)	3.10	03/30/2016
3.11	Certificate of Amendment – Certificate of Incorporation	10KSB (File No. 000-25203)	3.8	04/15/2003
3.12	Certificate of Designation – Series C Preferred Stock	10KSB (File No. 000-25203)	3.9	04/15/2003
3.13	Certificate of Correction – Certificate of Designation – Series A Preferred Stock	10-K (File No. 000-25203)	3.13	03/30/2016
3.14	Certificate of Amendment – Certificate of Incorporation	DEF 14A (File No. 000-25203)	A	06/16/2009
3.15	Certificate of Designation – Series D Preferred Stock	8-K (File No. 000-25203)	3.10	11/30/2010
3.16	Certificate of Amendment – Certificate of Designation – Series A Preferred Stock	10-QSB (File No. 000-25203)	3.11	11/13/2015

EXHIBIT NO.	DESCRIPTION	FORM	EXHIBIT	DATE FILED
4.1	Form of 10% Convertible Note	SB-2 (File No. 333-109231)	4.3	09/29/2003
4.2	Notice on requests for non-material agreements	10-K (File No. 000-25203)	4.2	03/31/2015
4.3	Amended and Restated Master Note payable to The Northern Trust Company dated April 7, 2017	10-Q (File No. 000-25203)	4.3	08/11/2017
4.4	Pledge Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated April 7, 2017	10-Q (File No. 000-25203)	4.4	08/11/2017
4.5	Securities Account Control Agreement between The Northern Trust Company and Cornelis F. Wit Revocable Trust dated April 7, 2017	10-Q (File No. 000-25203)	4.5	08/11/2017
10.1 ø	1998 Stock Incentive Plan	10-SB/A (File No. 000-25203)	10(c)	07/27/1999
10.2 ø	Employment Agreement and Stock Option Agreement between the Company and Cornelis F. Wit	10-QSB (File No. 000-25203)	10.7	08/12/2002
10.3 ø	Amendment to Employment Agreement between the Company and Cornelis F. Wit	SB-2 (File No. 333-109231)	10.8	09/29/2003
10.4 ø	Employment Agreement between the Company and Randall G. Smith	10-QSB (File No. 000-25203)	10.9	11/12/2004
10.5	Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated March 24, 2006 between OmniComm Systems, Inc. and RFP Mainstreet 2101 Commercial, LLC (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)	10-QSB (File No. 000-25203)	10.1	08/14/2006
10.6 ø	Employment Agreement and Stock Option Agreement between the Company and Stephen E. Johnson dated September 4, 2006	10-QSB (File No. 000-25203)	10.1	11/14/2006
10.7	Securities Purchase Agreement dated August 29, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto	10-K (File No. 000-25203)	10.7	03/30/2016
10.8	Form of Debenture dated August 29, 2008	10-K (File No. 000-25203)	4.8	04/14/2009
10.9	Form of Warrant dated August 29, 2008	10-K (File No. 000-25203)	4.9	04/14/2009
10.10	Securities Purchase Agreement dated December 16, 2008 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto	8-K (File No. 000-25203)	10.1	12/17/2008
10.11	Form of Debenture dated December 16, 2008	8-K (File No. 000-25203)	10.2	12/17/2008
10.12	Form of Warrant December 16, 2008	8-K (File No. 000-25203)	10.3	12/17/2008
10.13	Settlement and Licensing Agreement with DataSci, LLC effective date April 2, 2009	10-K (File No. 000-25203)	10.13	03/30/2016
10.14	Asset Purchase Agreement with eResearch Technology, Inc. dated June 23, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)	8-K (File No. 000-25203)	10.26	06/26/2009
10.15	First Amendment to Settlement and Licensing Agreement with DataSci, LLC dated June 22, 2009	10-K (File No. 000-25203)	10.15	03/30/2016
10.16	Agreement by and between OmniComm, Ltd. and Logos Technologies, Ltd dated August 3, 2009 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)	8-K (File No. 000-25203)	10.29	08/04/2009
10.17	Securities Purchase Agreement dated September 30, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto	8-K (File No. 000-25203)	10.1	10/05/2009
10.18	Form of Debenture dated September 30, 2009	8-K (File No. 000-25203)	10.2	10/05/2009
10.19	Form of Warrant dated September 30, 2009	8-K (File No. 000-25203)	10.3	10/05/2009
10.20	Form of Security Interest Agreement dated September 30, 2009	8-K (File No. 000-25203)	10.4	10/05/2009
10.21	Securities Purchase Agreement dated December 31, 2009 by and between OmniComm Systems, Inc. and each individual or entity named on an executed counterpart of the signature page thereto	10-K (File No. 000-25203)	10.22	03/31/2015
10.22	Form of Debenture dated December 31, 2009	10-K (File No. 000-25203)	10.23	03/31/2015
10.23	Form of Warrant dated December 31, 2009	10-K (File No. 000-25203)	10.24	03/31/2015
10.24	Subscription Agreement for the Series D Preferred Stock dated November 30, 2010 by and between OmniComm Systems, Inc. and Cornelis F. Wit	8-K (File No. 000-25203)	10.32	11/30/2010
10.25 ø	2009 Equity Incentive Plan and form of stock option agreement relating thereto	DEF 14A (File No. 000-25203)	B	06/16/2009
10.26 ø	Form of Restricted Stock Agreement used for grants of restricted stock under the 2009 Equity Incentive Plan	10-K (File No. 000-25203)	10.76	03/31/2015
10.27	Amendment Number One to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated March 30, 2011	10-Q (File No. 000-25203)	10.85	05/15/2015
10.28	Amendment Number Two to Securities Purchase Agreement between the Company and the Leonard and Janine Epstein 2012 Revocable Trust dated February 22, 2013	10-K (File No. 000-25203)	10.58	03/27/2013
10.29	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013	10-K (File No. 000-25203)	10.59	03/27/2013
10.30	Amendment Number Two to Securities Purchase Agreement between the Company and Richard & Carolyn Danzansky dated February 22, 2013	10-K (File No. 000-25203)	10.60	03/27/2013
10.31	Amendment Number Two to Securities Purchase Agreement between the Company and Paul Spitzberg dated February 22, 2013	10-K (File No. 000-25203)	10.61	03/27/2013
10.32	Amendment Number Two to Securities Purchase Agreement between the Company and Cornelis F. Wit dated February 22, 2013	10-K (File No. 000-25203)	10.62	03/27/2013
10.33	Share Purchase Agreement (acquisition of Promasys B. V.) dated November 11, 2013 (Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and or schedules have not been filed. The Company hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)	10-Q (File No. 000-25203)	10.71	11/13/2013

EXHIBIT NO.	DESCRIPTION	FORM	EXHIBIT	DATE FILED
10.34	Lease Agreement Office Accommodation (Leiden, Netherlands, for Promasys B.V.) dated November 1, 2013	10-Q (File No. 000-25203)	10.72	11/13/2013
10.35	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Cornelis F. Wit dated January 31, 2015	10-K (File No. 000-25203)	10.67	03/31/2015
10.36	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Cornelis F. Wit dated January 31, 2015	10-K (File No. 000-25203)	10.68	03/31/2015
10.37	Warrant agreement with Cornelis F. Wit dated January 31, 2015	10-K (File No. 000-25203)	10.72	03/31/2015
10.38	Amendment Number Three to Securities Purchase Agreement dated September 30, 2009 between the Company and Leonard and Janine Epstein Revocable Trust dated April 1, 2015	10-Q (File No. 000-25203)	10.77	05/15/2015
10.39	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Richard & Carolyn Danzansky dated April 1, 2015	10-Q (File No. 000-25203)	10.78	05/15/2015
10.40	Amendment Number Three to Securities Purchase Agreement dated December 31, 2009 between the Company and Paul Spitzberg dated April 1, 2015	10-Q (File No. 000-25203)	10.80	05/15/2015
10.41	Pledgor Fee and Reimbursement Agreement with Cornelis F. Wit dated August 13, 2015	10-Q (File No. 000-25203)	10.88	11/13/2015
10.42	Third Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated September 16, 2010	10-K (File No. 000-25203)	10.42	03/30/2016
10.43	Fourth Amendment to Lease Agreement (Fort Lauderdale, Florida, for principal executive offices of U.S. Headquarters) dated May 29, 2015	10-K (File No. 000-25203)	10.43	03/30/2016
10.44	Lease Agreement (Monmouth Junction, New Jersey) dated August 12, 2009	10-K (File No. 000-25203)	10.44	03/30/2016
10.45	First Amendment of Lease Agreement (Monmouth Junction, N.J.) dated February 28, 2013	10-K (File No. 000-25203)	10.45	03/30/2016
10.46	Lease Agreement (Bonn, Germany) dated August 1, 2012	10-K (File No. 000-25203)	10.46	03/30/2016
10.47	Lease Agreement (Southampton, United Kingdom) dated September 6, 2012	10-K (File No. 000-25203)	10.47	03/30/2016
10.48 †	Form of Promissory Note and Schedule of Substantially Identical Promissory Notes	10-Q (File No. 000-25203)	10.47	11/13/2017
10.49 †	Form of Extension of Maturity Date of Convertible Debenture and Related Warrants and Schedule of Substantially Identical Extensions of Maturity Date of Convertible Debenture and Related Warrants	10-Q (File No. 000-25203)	10.48	11/13/2017
10.50 †	Form of Extension of Maturity Date of Warrants and Schedule of Substantially Identical Extensions of Maturity Date of Warrants	10-K (File No. 000-25203)	10.50	03/30/2016
10.51	Warrant Termination Agreement with Cornelis F. Wit dated November 19, 2015	10-K (File No. 000-25203)	10.51	03/30/2016
10.52 ø	Amendment No. 2 to Executive Employment Agreement dated April 15, 2016 with Cornelis F. Wit	10-Q (File No. 000-25203)	10.52	05/16/2016
10.53 ø	Amendment No. 1 to Executive Employment Agreement dated April 15, 2016 with Stephen E. Johnson	10-Q (File No. 000-25203)	10.53	05/16/2016
10.54 †	Form of Common Stock Purchase Warrant and Schedule of Substanially Identical Common Stock Purchase Warrants	10-Q (File No. 000-25203)	10.54	08/11/2017
10.55	Lease Agreement (Somerset, N.J.) dated December 17, 2015	10-Q (File No. 000-25203)	10.55	05/16/2016
10.56 ø	2016 Equity Incentive Plan and form of stock option agreement and form or restricted stock award agreement relating thereto	DEF 14A (File No. 000-25203)	A	04/29/2016
10.57 ø	Employment Agreement between the Company and Thomas E. Vickers dated March 14, 2017	8-K (File No. 000-25203)	10.1	03/15/2017
10.58 ø	Amendment No. 1 to Executive Employment Agreement between the Company and Randall G. Smith dated March 14, 2017	8-K (File No. 000-25203)	10.2	03/15/2017
10.59	Lease Agreement Extension (Southampton, United Kingdom) dated September 10, 2017	10-Q (File No. 000-25203)	10.58	11/13/2017
14	OmniComm Systems, Inc. Code of Ethics	10-Q (File No. 000-25203)	D	05/16/2016

EXHIBIT NO.	DESCRIPTION	FORM	EXHIBIT	DATE FILED
21	Subsidiaries of the Company*	10-K (File No. 000-25203)	2.1	04/02/2018
23	Consent of Liggett & Webb, P.A., independent registered public accounting firm*	10-K (File No. 000-25203)	23	04/02/2018
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*	10-K (File No. 000-25203)	31.1	04/02/2018
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities and Exchange Act of 1934, as amended.*	10-K (File No. 000-25203)	31.2	04/02/2018
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Label*
101.PRE	XBRL Taxonomy Extension Presentation*

1.	Incorporated by reference to Exhibit 3(a) filed with our Registration Statement on Form SB-2 dated February 6, 1997.
2.	Incorporated by reference to Exhibit 3(b) filed with our Registration Statement on Form SB-2 dated February 6, 1997.

* Filed herewith

**Furnished herewith

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

Dated: April 2, 2018

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit
Cornelis F. Wit, Executive Chairman

By: /s/ Thomas E. Vickers
Thomas E. Vickers, Chief Accounting and
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cornelis F. Wit	Principal Executive Officer	April 2, 2018
Cornelis F. Wit	and Executive Chairman

/s/ Randall G. Smith	Executive Vice Chairman	April 2, 2018
Randall G. Smith

/s/ Thomas E. Vickers	Chief (Principal) Accounting and	April 2, 2018
Thomas E. Vickers	Financial Officer

/s/ Robert C. Schweitzer	Director	April 2, 2018
Robert C. Schweitzer

/s/ Adam F. Cohen	Director	April 2, 2018
Adam F. Cohen

/s/ Gary A. Shangold	Director	April 2, 2018
Gary A. Shangold

OMNICOMM SYSTEMS, INC.

 Financial Reporting Package

Form 10-K

for the Year Ended

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

OmniComm Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OmniComm Systems, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income/(loss), shareholders’ (deficit), and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company's auditor since 2010.

New York, New York

April 2, 2018

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash	$1,176,551	$1,439,332
Accounts receivable, net of allowance for doubtful accounts of $149,980 and $179,813, respectively	7,492,597	5,455,210
Prepaid expenses	297,131	195,915
Prepaid stock compensation, current portion	-0-	148,422
Other current assets	11,463	35,055
Total current assets	8,977,742	7,273,934
Property and equipment, net	552,538	637,552
Other assets
Intangible assets, net	97,925	108,880
Prepaid stock compensation	-0-	58,663
Other assets	46,714	51,321

TOTAL ASSETS	$9,674,919	$8,130,350

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,586,045	$2,123,073
Deferred revenue, current portion	7,564,587	7,250,061
Convertible notes payable, current portion	50,000	50,000
Patent settlement liability, current portion	112,500	862,500
Conversion feature liability, related parties	1,604,723	1,740,278
Conversion feature liability	81,224	585,452
Warrant liability, related parties	2,196,570	2,519,614
Warrant liability	1,244,229	1,479,748
Total current liabilities	15,439,878	16,610,726

LONG TERM LIABILITIES
Line of credit, long term	2,650,000	2,700,000
Notes payable, related parties, long term, net of current portion, net of discount of $117,365 and $237,664, respectively	282,635	212,336
Notes payable, long term, net of current portion, net of discount of $279,402 and $455,285, respectively	423,098	337,215
Deferred revenue, long term, net of current portion	1,952,366	2,289,169
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,825,000
Convertible notes payable, long term, net of current portion	350,000	1,175,000
Patent settlement liability, long term, net of current portion	-0-	108,702

TOTAL LIABILITIES	26,867,977	29,258,148

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 148,542,805 and 147,786,917 issued and outstanding, respectively, at $0.001 par value	148,544	147,788
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	54,379,454	53,425,956
Accumulated other comprehensive (loss)	(397,237)	(410,505)
Accumulated (deficit)	(72,323,819)	(75,291,037)

TOTAL SHAREHOLDERS' (DEFICIT)	(17,193,058)	(21,127,798)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$9,674,919	$8,130,350

 See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2017	2016
Revenues	$26,067,933	$24,394,010
Reimbursable revenues	911,725	1,025,500
Total revenues	26,979,658	25,419,510

Cost of goods sold	4,394,918	3,913,407
Reimbursable expenses-cost of goods sold	885,972	1,461,425
Total cost of goods sold	5,280,890	5,374,832

Gross margin	21,698,768	20,044,678

Operating expenses
Salaries, benefits and related taxes	13,200,837	11,383,727
Rent and occupancy expenses	1,125,147	1,071,363
Consulting services	321,472	185,340
Legal and professional fees	533,221	364,859
Travel	986,092	774,379
Telephone and internet	152,926	164,014
Selling, general and administrative	1,356,427	1,462,774
Bad debt expense	130,346	132,767
Depreciation expense	336,102	302,893
Amortization expense	22,048	37,331
Total operating expenses	18,164,618	15,879,447

Operating income/(loss)	3,534,150	4,165,231

Other income/(expense)
Interest expense, related parties	(947,688)	(918,189)
Interest expense	(419,432)	(421,713)
Interest income	593	2
Change in derivative liabilities	795,779	(2,657,910)
Transaction gain/(loss)	5,010	(64,472)
Income/(loss) before income taxes	2,968,412	102,949
Income tax (expense)	(1,194)	(1,069)
Net income/(loss) attributable to common stockholders	$2,967,218	$101,880

Net income/(loss) per share
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Weighted average number of shares outstanding
Basic	147,865,246	145,868,227
Diluted	148,177,984	146,162,427

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the year ended
	December 31,
	2017	2016
Net income/(loss) attributable to common stockholders	$2,967,218	$101,880
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	13,268	(44,150)

Other comprehensive income/(loss)	13,268	(44,150)

Comprehensive income/(loss)	$2,980,486	$57,730

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

	Preferred Stock					Common Stock
	5% Series A Convertible		Series D Preferred		Additional			Additional		Accumulated
		$ 0.001		$ 0.001	paid in		$ 0.001	paid in		other	Total
	Number of shares	Par value	Number of shares	Par value	capital preferred	Number of shares	Par value	capital common	Accumulated (deficit)	comprehensive (loss)	shareholders' (deficit)
Balances at December 31, 2015	3,637,724	$3,637	250,000	$250	$4,230,792	131,703,577	$131,704	$49,974,415	$(75,392,917)	$(366,355)	$(21,418,474)

Employee stock option expense								35,046			35,046

Foreign currency translation adjustment										(44,150)	(44,150)

Restricted stock issuance/(forfeiture)						360,000	360	68,040			68,400

Issuance of common stock, stock option exercise						1,100,000	1,100	128,400			129,500

Cashless issuance of common stock, stock option exercise						7,644	8	(8)			-0-

Issuance of common stock, in exchange for Series A Preferred Stock	(3,637,724)	(3,637)			(3,231,042)	14,615,696	14,616	3,220,063			-0-

Net income/(loss) for the year ended December 31, 2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	101,880	-0-	101,880

Balances at December 31, 2016	-0-	-0-	250,000	250	999,750	147,786,917	147,788	53,425,956	(75,291,037)	(410,505)	(21,127,798)

Employee stock option expense								364,271			364,271

Foreign currency translation adjustment										13,268	13,268

Restricted stock issuance/(forfeiture)						(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise						22,556	23	(23)			-0-

Issuance of common stock, stock option exercise						250,000	250	35,000			35,250

Issuance of common stock, warrant exercise						500,000	500	154,500			155,000

Reclassifiacation of conversion feature liability associated with convertible debt								402,567			402,567

Net income/(loss) for the year ended December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	2,967,218	-0-	2,967,218

Balances at December 31, 2017	-0-	$-0-	250,000	$250	$999,750	148,542,805	$148,544	$54,379,454	$(72,323,819)	$(397,237)	$(17,193,058)

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,967,218	$101,880
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(795,779)	2,657,910
Interest expense from derivative instruments	296,182	158,068
Employee stock compensation	568,522	222,304
Provision for doubtful accounts	130,346	132,767
Depreciation and amortization	358,150	340,224
Changes in operating assets and liabilities
Accounts receivable	(2,167,733)	(1,495,505)
Prepaid expenses	(101,216)	(25,742)
Other current assets	23,592	(20,704)
Other assets	4,607	(4,756)
Accounts payable and accrued expenses	462,972	615,803
Patent settlement liability	(858,702)	(455,871)
Deferred revenue	(22,277)	291,453
Net cash provided by/(used in) operating activities	865,882	2,517,831

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(242,384)	(260,378)
Net cash (used in) investing activities	(242,384)	(260,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(915,000)	(200,000)
Repayments of notes payable, related parties	(105,000)	(45,000)
Proceeds/(repayments) from revolving line of credit	(50,000)	(1,500,000)
Proceeds from exercise of stock options	35,250	129,500
Proceeds from exercise of warrants	155,000	-0-
Net cash provided by/(used in) financing activities	(879,750)	(1,615,500)

Effect of exchange rate changes on fixed and intangible assets	(19,797)	6,310
Effect of exchange rate changes on cash and cash equivalents	13,268	(44,150)
Net increase/(decrease) in cash and cash equivalents	(262,781)	604,113
Cash and cash equivalents at beginning of period	1,439,332	835,219

Cash and cash equivalents at end of period	$1,176,551	$1,439,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,194	$1,069
Interest	$1,051,909	$1,445,684

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$350,000	$7,652,500
Restricted stock issuance/(forfeiture)	$(2,834)	$68,400
Promissory notes issued for accrued interest	$-0-	$450,000
Common stock issued in exchange for 5% Series A Preferred Stock	$-0-	$3,637,724
Reclassification of conversion feature liability associated with convertible debt	$402,567	$-0-

See accompanying summary of accounting policies and notes to consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1:               ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotechnology companies, contract research organizations (“CROs”), and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®; TrialOne®; IRTMaster™; Promasys®; and eClinical Suite™, allow clinical trial sponsors and investigative sites to securely collect, validate, transmit, and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC software and services.  Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality.  During the year ended December 31, 2017 we spent approximately $2,854,428 and during the year ended December 31, 2016 we spent approximately $2,598,962 on research and product development activities, which is primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products

NOTE 2:                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ESTIMATES IN FINANCIAL STATEMENTS

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto.  Significant estimates incorporated in our financial statements include the recorded allowance for doubtful accounts, the estimate of the appropriate amortization period of our intangible assets, the evaluation of whether our intangible assets have suffered any impairment, the allocation of revenues under multiple-element customer contracts, royalty-based patent liabilities, the value of derivatives associated with debt and warrants issued by the Company and the valuation of any corresponding discount to the issuance of our debt.  Actual results may differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made in the 2016 financial statements to conform to the 2017 presentation.  These reclassifications did not have any effect on our net income/(loss) or shareholders’ (deficit).

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830-30, Foreign Currency Matters—Translation of Financial Statements. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company's subsidiary, OmniComm Ltd. in the United Kingdom is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations.  We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $13,268 for the year ended December 31, 2017 and a translation loss of $44,150 for the year ended December 31, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

REVENUE RECOGNITION POLICY

The Company derives revenues from software licenses and services of its EDC products and services which can be purchased on a stand-alone basis. License revenues are derived principally from the sale of term licenses for the following software products offered by the Company: TrialMaster, TrialOne, IRTMaster, Promasys and eClinical Suite (the “EDC Software”). Service revenues are derived principally from the Company's delivery of the hosted solutions of its TrialMaster and eClinical Suite software products, and consulting services and customer support, including training, for all of the Company's products.

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

The fees associated with each business activity for the years ended December 31, 2017 and December 31, 2016, respectively are:

	For the year ended
Revenue activity	December 31, 2017	December 31, 2016
Set-up fees	$4,981,941	$6,658,987
Change orders	1,540,167	1,212,153
Maintenance	5,107,787	4,803,171
Software licenses	10,658,977	7,885,023
Professional services	3,359,554	3,843,641
Hosting	1,331,232	1,016,535
Total	$26,979,658	$25,419,510

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience.  The Company had recorded an allowance for uncollectible accounts receivable of $149,980 as of December 31, 2017 and $179,813 as of December 31, 2016.

The following table summarizes activity in the Company's allowance for doubtful accounts for the years presented.

	December 31, 2017	December 31, 2016
Beginning of period	$179,813	$116,834
Bad debt expense	130,346	132,767
Write-offs	(160,179)	(69,788)
End of period	$149,980	$179,813

CONCENTRATION OF CREDIT RISK

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of December 31, 2017, $755,893 was deposited in excess of FDIC-insured limits.  Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

Except as follows, the Company has no significant off balance sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia.   The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of December 31, 2017.  The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations.  As of December 31, 2017, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts.  The Company evaluates its allowance for uncollectable accounts on a monthly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 10% of our revenue during the year ended December 31, 2017 or approximately $2,691,000. One customer accounted for 16% of our revenues during the year ended December 31, 2016 or approximately $4,167,000.  The following table summarizes the number of customers who individually comprise 10% or more of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the years presented.

One customer accounted for approximately 24% of our accounts receivable as of December 31, 2017. Two customers each individually accounted for approximately 11% of our accounts receivables as of December 31, 2016.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
December 31, 2017	1	10%	1	24%
December 31, 2016	1	16%	2	21%

The table below provides revenues from European customers for the years ended December 31, 2017 and December 31, 2016.

European revenues
For the year ended
December 31, 2017		December 31, 2016
European revenues	% of Total revenues	European revenues	% of Total revenues
$3,632,537	14%	$2,702,660	11%

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

DEFERRED REVENUE

Deferred revenue represents cash advances received in excess of revenue earned on on-going contracts.  Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones.  In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation.  As of December 31, 2017, the Company had $9,516,953 in deferred revenues relating to contracts for services to be performed over periods ranging from 1 month to 5 years.  The Company had $7,564,587 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred.  Advertising costs were $701,161 for the year ended December 31, 2017 and $712,179 for the year ended December 31, 2016 and are included under selling, general and administrative expenses on our consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are included in research and product development and are expensed as incurred.  ASC 985.20, Software Industry Costs of Software to Be Sold, Leased or Marketed, requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability.  The capitalized cost is then amortized on a straight-line basis over the estimated product life.  To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial.  Accordingly, the Company has not capitalized any software development costs under ASC 985.20.  During the year ended December 31, 2017 we spent approximately $2,854,428 and during the year ended December 31, 2016 we spent approximately $2,598,962, on research and product development activities, which include costs associated with the development of our software products and services for our client’s projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants.  Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

EMPLOYEE EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of December 31, 2017 10,500,000 shares were authorized under the 2016 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law by the President of the United States. The Tax Act is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company adjusted its deferred tax assets and liabilities at December 31, 2017, using the new corporate tax rate of 2l percent. See Note 14. Income Taxes.

IMPACT OF NEW ACCOUNTING STANDARDS

During fiscal 2017, we adopted the following new accounting pronouncements:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

In July 2017, The Financial Accounting Standards Board issued Accounting Standards Update 2017-11 “Earnings per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”) This ASU addresses narrow issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. Part I of the amendment change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. Part II of the update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. Part I of ASU 2017-11 is effective for public business entities for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU-2017-11.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements.

NOTE 3:                  EARNINGS/(LOSS) PER SHARE

Basic income/(loss) per share was calculated using the weighted average number of shares outstanding of 147,865,246 for the year ended December 31, 2017 and 145,868,227 for the year ended December 31, 2016.

Antidilutive shares aggregating 43,343,224 for the year ended December 31, 2017 and 43,775,016 for the year ended December 31, 2016 have been omitted from the calculation of dilutive income/(loss) per share as the shares were antidilutive. The table below provides a reconciliation of anti-dilutive securities outstanding as of December 31, 2017 and December 31, 2016.

Anti-dilutive security	December 31, 2017	December 31, 2016
Employee stock options	4,225,000	275,000
Warrants	27,020,000	27,860,000
Convertible notes	11,980,000	15,490,000
Shares issuable for accrued interest	118,224	150,016
Total	43,343,224	43,775,016

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share.  The exercise price on the stock warrants range from $0.25 to $0.60 per share.  Shares issuable upon conversion of Convertible Debentures have conversion prices ranging from $0.25 to $1.25 per share.

Provided below is the reconciliation between numerators and denominators of the basic and diluted income/(loss) per shares.

	For the year ended
	December 31, 2017			December 31, 2016
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,967,218	147,865,246	$0.02	$101,880	145,868,227	$0.00

Effect of dilutive securities	4,766	312,738	-0-	-0-	294,200	-0-

Diluted EPS	$2,971,984	148,177,984	$0.02	$101,880	146,162,427	$0.00

NOTE 4:                PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2017			December 31, 2016
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,322,833	$1,949,982	$372,851	$2,125,067	$1,761,879	$363,188	5
Leasehold improvements	118,380	98,901	19,479	114,719	89,789	24,930	5
Computer software	2,010,999	1,886,342	124,657	1,925,462	1,720,399	205,063	3
Office furniture	162,799	127,248	35,551	158,436	114,065	44,371	5
Total	$4,615,011	$4,062,473	$552,538	$4,323,684	$3,686,132	$637,552

Depreciation expense was $336,102 for the year ended December 31, 2017 and $302,893 for the year ended December 31, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 5:                INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2017			December 31, 2016
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	118,780	32,994	85,786	104,163	21,990	82,173	15
Promasys B.V. software code	72,837	60,698	12,139	72,837	46,130	26,707	5
Promasys B.V. URLs/website	59,990	59,990	-0-	52,608	52,608	-0-	3
Total	$1,644,308	$1,546,383	$97,925	$1,622,309	$1,513,429	$108,880

Amortization expense was $22,048 for the year ended December 31, 2017 and $37,331 for the year ended December 31, 2016.

Annual amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2018	$20,058
2019	7,919
2020	7,919
2021	7,919
2022	7,919
Thereafter	46,191
Total	$97,925

NOTE 6:                ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	December 31, 2017	December 31, 2016
Accounts payable	$1,303,073	$697,060
Accrued payroll and related costs	925,890	886,334
Other accrued expenses	184,131	431,961
Accrued interest	172,951	107,718
Total accounts payable and accrued expenses	$2,586,045	$2,123,073

NOTE 7:                LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company ("Line of Credit") guaranteed by Cornelis F. Wit, our then Chief Executive Officer and Director ("Mr. Wit"). Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2017, $2,650,000 was outstanding on the Line of Credit at an interest rate of 3.5%.

Our primary sources of working capital are funds from operations and borrowings under our Line of Credit. In the event that the Line of Credit is called for any reason, Mr. Wit has pledged to replace the borrowing capacity under the Line of Credit with a promissory note that utilizes the same maturity date and interest rate as the Line of Credit.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

At December 31, 2017, the Company owed $1,102,500 in notes payable all of which are unsecured.  The table below provides details as to the terms and conditions of the notes payable.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(279,402)	-0-	(117,365)
Total			$1,102,500	$-0-	$423,098	$-0-	$282,635

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

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our then Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”) in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. On December 14, 2016 the $20,000 note was repaid in full.

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On December 5, 2016 Mr. Wit sold 1,000,000 of the warrants to an employee of the Company. On August 31, 2017 the Company repaid $50,000 of the outstanding principal to Mr. Wit.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $325,689 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $124,311. The warrant liability (discount) will be amortized over the 37 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in the statement of operations as an unrealized gain or loss on changes in derivative liabilities.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017 a promissory note for $90,000 was repaid in full.

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $246,921 was calculated and allocated to the warrants and recorded as a liability to the issuance of the notes payable. As a result of the liability we recorded a discount to the notes payable. The carrying amount of the notes at the time of issuance was therefore $125,579. The warrant liability (discount) will be amortized over the 45 month duration of the notes payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in the statement of operations as an unrealized gain or loss on changes in derivative liabilities.

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

This issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $278,408 was calculated and allocated to the warrants and recorded as a liability to the issuance of the notes payable. As a result of the liability we recorded a discount to the notes payable. The carrying amount of the notes at the time of issuance was therefore $141,592. The warrant liability (discount) will be amortized over the 45 month duration of the notes payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in the statement of operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 8:                CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of December 31, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2017	Related	Non related	Related	Non related
3/26/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

The following table summarizes the convertible debt outstanding as of December 31, 2016.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2016	Related	Non related	Related	Non related
3/26/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2018	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2018	12%	200,000	-0-	-0-	-0-	200,000
12/16/2008	4/1/2020	12%	100,000	-0-	-0-	-0-	100,000
12/16/2008	4/1/2020	12%	4,055,000	-0-	-0-	4,055,000	-0-
9/30/2009	4/1/2018	12%	100,000	-0-	-0-	-0-	100,000
9/30/2009	4/1/2020	12%	625,000	-0-	-0-	-0-	625,000
Total			$7,050,000	$-0-	$50,000	$5,825,000	$1,175,000

10% Convertible Notes

During 1999 the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum.  There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875.  The notes bear interest at 10% annually, payable semi-annually.  The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of December 31, 2017, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000.  There was $93,210 of accrued interest at December 31, 2017.

Secured Convertible Debentures

On September 30, 2009 the Company sold an aggregate of $1,400,000 principal amount 12% Secured Convertible Debentures (the “Debentures”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 5,600,000 shares of our common stock exercisable at a price of $0.25 per share for four years subsequent to the closing of the transaction to four accredited investors including our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”).   The Company received net proceeds of $1,400,000.  The Debentures, which bear interest at 12% per annum, matured on March 30, 2011. The Debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.25 per share.

On March 30, 2011 the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the Debentures until April 1, 2013, including $1,100,000 held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the Debentures.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

On February 22, 2013 the Company and two holders extended $1,200,000 of the Debentures until January 1, 2016, including $1,100,000 of the Debentures held by Mr. Wit. The expiration date of the warrants associated with the Debentures was also extended to January 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,100,000 of the Debentures to April 1, 2017.  The expiration date of the warrants associated with the Debentures was also extended to April 1, 2017. On November 19, 2015 Mr. Wit converted $475,000 of the Debentures into 1,900,000 shares of our common stock. On November 19, 2015 the Company and Mr. Wit agreed to cancel the 1,900,000 warrants related to the $475,000 of Debentures and $475,000 of unrelated promissory notes in exchange for 1,900,000 shares of our common stock. On November 23, 2015 Mr. Wit sold the remaining $625,000 of Debentures and the related warrants to two unrelated non-affiliate stockholders.

On April 1, 2015 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2017 the Company repaid the $100,000 of Debentures in full.

On June 30, 2016 the Company and two holders extended the maturity date of $625,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. In August 2017 the Company repaid the $625,000 of Debentures in full.

Convertible Debentures

August 2008

On August 29, 2008 the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our then Chief Executive Officer and Director, Cornelis F. Wit and one of our then Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 the Company and two Affiliates of the Company extended the maturity date of $1,920,000 of the convertible debentures until August 29, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.

On February 22, 2013 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 22, 2013 the Company and our then Director, Guus van Kesteren (“Mr. van Kesteren”) extended the maturity date of $150,000 of the convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

On April 21, 2014 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $150,000 was reclassified from Related Party to Non-Related Party.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2015 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $1,770,000 of the convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On June 30, 2017 the Company and Mr. van Kesteren extended the maturity date of $150,000 of the convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

December 2008

On December 16, 2008 the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of our common stock to eleven accredited investors including our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), our then Chief Operating Officer and President, Stephen E. Johnson (“Mr. Johnson”), our then Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), our then Chief Financial Officer, Ronald T. Linares, and four of our then Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 the Company and eight Affiliates of the Company extended the maturity date of $4,980,000 of the Convertible Notes until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date.

On February 22, 2013 the Company and the holders extended the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to Mr. Wit, $25,000 due to Mr. Johnson, and $5,000 due to Mr. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On May 1, 2015 the $5,000 of convertible debentures to Mr. Smith were repaid in full.

On February 27, 2013 the Company and our former director Mr. Veatch ("Mr. Veatch") extended the maturity date of $15,000 of the convertible debentures  to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 6, 2013 the Company and the holder extended the maturity date of $200,000 of the convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013 the Company and the holder extended the maturity date of $100,000 of the convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

In December 2013 the Company and two holders extended the maturity date of $360,000 of the convertible debentures, including $160,000 due to our then Director, Guus van Kesteren (“Mr. van Kesteren”), to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

On April 28, 2014 the Company and the holder extended the maturity date of $100,000 of the convertible debentures to April 1, 2016.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of the convertible debentures to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

On April 27, 2015 the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018.

On April 30, 2015 the Company and Mr. Johnson extended the maturity date of $25,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $25,000 of convertible debentures were repaid in full on December 14, 2016.

On May 1, 2015 the Company and Mr. van Kesteren extended the maturity date of $160,000 of the convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On May 7, 2015 the Company and Mr. Veatch extended the maturity date of $15,000 of the convertible debentures to April 1, 2018.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $15,000 of convertible debentures were repaid in full on December 14, 2016.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

On June 30, 2015 the Company and the holder extended the maturity date of $100,000 of the convertible debentures to April 1, 2017.  The expiration date of the warrants associated with the debentures was also extended to April 1, 2017.

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $4,055,000 of the convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $55,000 of the convertible debentures to Mr. Wit.

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $160,000 of the convertible debentures were repaid in full on December 14, 2016.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of the convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. The $100,000 of the convertible debentures were repaid in full on August 31, 2017.

On June 30, 2017 the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

The payments required at maturity under the Company’s outstanding convertible debt at December 31, 2017 are as follows:

Year	Amount
2018	$50,000
2019	150,000
2020	5,770,000
2021	200,000
Total	$6,170,000

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

●	Cost approach - Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost)

 The Company also adopted the provisions of ASC 825, Financial Instruments. ASC 825 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of this Statement and did not elect the fair value option for any financial assets and liabilities transacted in the years ended December 31, 2017 and December 31, 2016.

The Company’s financial assets or liabilities subject to ASC 820 as of December 31, 2017 include the conversion feature and warrant liability associated with convertible debentures issued during fiscal 2008 and 2009, the warrants issued during 2011 and 2016 that are associated with notes payable and the value of Intellectual Property and a customer list associated with the acquisition of Promasys B. V. during 2013. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures.  The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815 Disclosures about Derivative Instruments and Hedging Activities.  See Note 8 – Convertible Notes Payable.

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial assets including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of December 31, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,685,947	$-0-	$-0-	$1,685,947
Warrant liability	3,440,799	-0-	-0-	3,440,799
Total of derivative liabilities	$5,126,746	$-0-	$-0-	$5,126,746

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the year ended December 31, 2017

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at December 31, 2017

Risk free interest rate	1.56%	to	1.81%
Dividend yield		0.00%
Expected volatility	87.0%	to	118.4%
Expected life (range in years)
Conversion feature liability	1.25	to	3.25
Warrant liability	0.25	to	3.25

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

A summary as of December 31, 2017 of the fair value of assets measured at fair value on a nonrecurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2016	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$85,786	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	12,139	-0-	-0-	72,943
Total	$108,880	$97,925	$-0-	$-0-	$209,196

(3) The fair value of the acquired assets was estimated using the Income Approach with a discounted cash flow valuation methodology applied.

(4) The acquired Promasys B.V. customer list and software code are not measured on a recurring basis since their initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

	Other income/(expense)
	For the year ended
	December 31, 2017	December 31, 2016
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$795,779	$(2,657,910)

Total unrealized and realized gains/(losses) included in earnings	$795,779	$(2,657,910)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the years ended December 31, 2017 and December 31, 2016. The tables reflect gains and losses for all financial liabilities at fair value categorized as Level 3 as of December 31, 2017 and December 31, 2016.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
For the year ended	beginning	Net realized	Net unrealized	and	associated with	end
December 31, 2017	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Derivatives:
Conversion feature liability	$(2,325,730)	$48,375	$188,841	$-0-	$402,567	$(1,685,947)
Warrant liability	(3,999,362)	-0-	558,563	-0-	-0-	(3,440,799)
Total of derivative liabilities	$(6,325,092)	$48,375	$747,404	$-0-	$402,567	$(5,126,746)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2016	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(901,243)	$29,108	$(1,453,595)	$-0-	$-0-	$(2,325,730)
Warrant liability	(1,914,923)	-0-	(1,233,423)	(851,016)	-0-	(3,999,362)
Total of derivative liabilities	$(2,816,166)	$29,108	$(2,687,018)	$(851,016)	$-0-	$(6,325,092)

NOTE 10:              COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has several operating leases related to server and network co-location and disaster recovery for its operations.  The minimum future lease payments required under the Company’s operating leases at December 31, 2017 are as follows:

Year	Payments
2018	$651,376
2019	475,638
2020	339,287
2021	269,962
2022	266,000
Thereafter	44,549
Total	$2,046,812

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases.  Rent expense was $1,125,147 for the year ended December 31, 2017 and $1,071,363 for the year ended December 31, 2016.

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

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

PATENT LITIGATION SETTLEMENT

Effective April 2, 2009, we entered into a Settlement and Licensing Agreement with DataSci, LLC (“DataSci”) which relates to a lawsuit filed on June 18, 2008 in the United States District Court for the District of Maryland by DataSci against OmniComm alleging infringement of U.S. Patent No. 6,496,827 B2 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System” (“Licensed Patent”) owned by DataSci. Pursuant to the Settlement and Licensing Agreement, the parties entered into a Stipulated Order of Dismissal of the lawsuit filed by DataSci and DataSci (i) granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent the subject of the claim for the Licensed Products and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis, and (ii) released us from any and all claims of infringement of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement. Licensed Products is defined as all products and services of OmniComm and of its subsidiaries in the field of electronic data capture, whether sold by OmniComm directly or through its affiliates, parents, subsidiaries, partners, vendors, agents and/or representatives, including TrialMaster, products and services or other products and services that perform the substantially equivalent function of TrialMaster, and any other products and services that OmniComm may develop in the future in the field of electronic data capture. The license expressly excludes the right to make, use, sell, import, market, distribute, oversee the operation of, or service systems covered by a claim (if any) of the Licensed Patent to the extent such systems are used for creating and managing source documentation and conducting remote data validation in clinical trial studies using a tablet PC with stylus, touch screen device, digitizing tablet, digitizer pen or similar mobile processing device (“Digitizing Device”), wherein the source documentation is electronic and is completed using a Digitizing Device. Under the terms of the license, we were obligated to pay royalties quarterly for sales of Licensed Products from January 1, 2008 until December 31, 2017 in the amount of the greater of two percent (2%) of our annual gross revenues from Licensed Products or, alternatively, the annual minimum royalty payment(s). The Settlement and Licensing Agreement and the amendment thereto (described below) could be terminated on thirty (30) days’ notice by the licensor if we were in default on our obligations thereunder and failed to cure such default within the thirty (30) day period after notice is provided. In addition to the payment of royalties, the Settlement and Licensing Agreement imposed certain obligations on us including commercialization, certain sublicensing, other payments, insurance, and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share.  The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017 DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result of the exercise, DataSci received 500,000 restricted common shares and a net cash payment of $145,000.

The remaining minimum royalty payments per year are as follows:

Year	Payment
2018	$112,500
Total	$112,500

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

The Company recorded a credit to earnings of  $108,702 during the year ended December 31, 2017 and a charge of $94,129 during the year ended December 31, 2016,  which amounts represent (1) the amount of additional license expense incurred above the stipulated minimum in the DataSci License Agreement during the years ended December 31, 2017 and December 31, 2016 and (2) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

NOTE 11:             RELATED PARTY TRANSACTIONS

On April 1, 2015 the Company issued a promissory note in the amount of $20,000 to our then Chairman and Chief Technology Officer, Randall G. Smith (“Mr. Smith”), in exchange for an existing promissory note in the same amount.  The promissory note carries an interest rate of 12% and has a maturity date of April 1, 2018. The note was repaid in full on December 14, 2016.

On April 30, 2015, the Company and Mr. Johnson extended the maturity date of $25,000 of convertible debentures to our then Chief Operating Officer and President, Stephen E. Johnson, originally issued in December 2008. The debentures carry an interest rate of 12% and have a maturity date of April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The convertible debentures were repaid in full on December 14, 2016.

As of December 31, 2017, the Company has an aggregate of $5,770,000 of convertible debentures and $400,000 of promissory notes to our Executive Chairman and Chairman of the Board, Cornelis F. Wit (“Mr. Wit”), and have issued certain warrants to Mr. Wit, as follows:

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

●

In February 2008, Mr. Wit invested $150,000 in promissory notes and from September 2008 to December 2008, Mr. Wit invested $4,200,000 in convertible notes. On December 16, 2008, Mr. Wit converted the $4,350,000 into a private placement of convertible debentures and warrants to purchase 8,700,000 shares of our common stock. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share. On September 30, 2009, the Company and Mr. Wit extended the $4,350,000 of convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. In a private transaction on October 16, 2012, Mr. Wit purchased $125,000 of the December 2008 convertible debentures and the related 250,000 warrants from Mr. Ronald Linares, the Company’s former Chief Financial Officer. On February 22, 2013, the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On January 31, 2015 the Company and Mr. Wit extended the maturity date of the $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock. On June 30, 2016 the Company and Mr. Wit extended the maturity date of the $4,055,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017, the Company repaid $55,000 to Mr. Wit.

●

On February 29, 2016, the Company issued a promissory note in the principal amount of $450,000 and warrants to purchase 1,800,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2019 to Mr. Wit in exchange for accrued interest in the amount of $450,000. The note carries an interest rate of 12% per annum and has a maturity date of April 1, 2019. On August 31, 2017, the Company repaid $50,000 to Mr. Wit.

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit with The Northern Trust Company guaranteed by Mr. Wit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) on the assets pledged for the Line for Credit. The Line of Credit matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At December 31, 2017, $2,650,000 was outstanding on the Line of Credit at an interest rate of 3.5%.

The Company incurred interest expense payable to related parties of $947,688 for the year ended  December 31, 2017 and $918,189 for the year ended  December 31, 2016.

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

As of December 31, 2017 we had the following outstanding securities:

●	148,542,805 shares of common stock issued and outstanding;
●	27,020,000 warrants issued and outstanding to purchase shares of our common stock;
●	5,275,000 options issued and outstanding to purchase shares of our common stock;
●	250,000 Series D Preferred Stock issued and outstanding; and
●	$6,170,000 principal amount Convertible Debentures convertible into 12,280,000 shares of common stock.

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

During the first four months of 2016 14,615,696 common shares were issued to the Series A Preferred stockholders who accepted the Series A Preferred Share Exchange Offer.

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

On March 24, 2017 16,668 restricted shares were forfeited when an employee resigned prior to the lapsing of the restrictions.

On June 26, 2017 an employee exercised stock options granted to the employee. As a result of the exercise, 22,556 common shares were issued to the individual.

On August 2, 2017 Thomas E. Vickers, our Chief Financial Officer, exercised stock options granted to him in 2012. As a result of the exercise, 100,000 common shares were issued to him.

On September 29, 2017 an employee exercised stock options granted to the employee. As a result of the exercise, 50,000 common shares were issued to the individual.

On September 29, 2017 Kuno van der Post, our Chief Commercial Officer, exercised stock options granted to him in 2012. As a result of the exercise, 100,000 common shares were issued to him.

On December 31, 2017 DataSci exercised 50% of their warrant and as a result 500,000 restricted common shares were issued to DataSci.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

Our Board of Directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation.  In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of December 31, 2017 and December 31, 2016 and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	December 31,		December 31,
Series of preferred stock	2017	2016	2017	2016

Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

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

Prior to 2015 the Company had 235,000 shares of its 5% Series A Preferred stock that have been converted by the stockholders into shares of our common stock.  Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our Board of Directors.

In December 2015 the Company initiated an Exchange Offer to the remaining 34 Series A Preferred stockholders. The terms of the exchange offer were 4 shares of our common stock in exchange for each share of Series A Preferred stock and the waiver of the accrued and unpaid dividends on the Series A Preferred shares exchanged. On December 31, 2015 four 5% Series A Preferred Stock Stockholders accepted the Exchange Offer and converted a total of 487,500 Series A shares into 1,950,000 common shares. During the first 4 months of 2016, the remaining Series A Preferred stockholders accepted the Exchange Offer and converted a total of 3,637,724 Series A shares into 14,615,696 common shares.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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
●

the holders of the Series B Preferred Stock are entitled to vote, together with the holders of our common stock, on the basis of one vote for each share of common stock issuable upon the conversion of the Series B Preferred Stock,

There were cumulative arrearages of $609,887 and $609,887, or $3.05 and $3.05 per share, on the Series B Preferred Stock dividends as of December 31, 2017 and December 31, 2016, respectively.

The Company has 200,000 shares of its Series B Preferred stock that have been converted by the stockholders into shares of our common stock.  Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our Board of Directors.

In addition, the holders of the Series B Preferred Stock were granted certain mandatory and piggy-back registration rights for the shares of our common stock issuable upon the conversion of the Series B Preferred Stock and were entitled to vote one member to our Board of Directors.

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

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

There were cumulative arrearages of $1,472,093 and $1,472,093, or $4.37 and $4.37 per share, on the Series C Preferred Stock for undeclared dividends as of December 31, 2017 and December 31, 2016, respectively.

The Company has 337,150 shares of its Series C Preferred stock that have been converted by the stockholders into shares of our common stock.  Pursuant to Delaware General Corporate Law, once the Company has a positive net worth, the cumulative dividends would be payable in either cash or in shares of our common stock upon the declaration of dividends by our Board of Directors.

In addition, the holders of the Series C Preferred Stock were granted certain mandatory and piggy-back registration rights covering the shares of our common stock issuable upon the conversion of the Series C Preferred Stock and were entitled to vote two members to our Board of Directors.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

 Warrants Issued for Services and in Capital Transactions

The following tables summarize all warrants issued as part of debt transactions for the years ended December 31, 2017 and December 31, 2016, and the related changes during these years.

December 31, 2017						December 31, 2017
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted		Weighted
Range of exercise price			Number outstanding	remaining contractual life	average exercise price	Number exercisable	average exercise price
$0.25	–	$0.60	27,020,000	1.84	$0.42	27,020,000	$0.42

December 31, 2016						December 31, 2016
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted		Weighted
Range of exercise price			Number outstanding	remaining contractual life	average exercise price	Number exercisable	average exercise price
$0.25	–	$0.60	27,860,000	2.71	$0.42	27,860,000	$0.42

Warrants
Balance at December 31, 2015	22,900,000
Issued	4,970,000
Exercised	-0-
Expired/forfeited	(10,000)
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at December 31, 2017	27,020,000
Warrants exercisable at December 31, 2017	27,020,000

Weighted average fair value of warrants granted during 2017	n/a

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss).  The following table lists the beginning balance, yearly activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2015	$(366,355)	$(366,355)
2016 Activity	(44,150)	(44,150)
Balance at December 31, 2016	(410,505)	(410,505)
2017 Activity	13,268	13,268
Balance at December 31, 2017	$(397,237)	$(397,237)

 NOTE 13:              EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan shall automatically increase on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026. As of December 31, 2017 10,500,000 shares were authorized under the 2016 Plan.

The maximum term for any option grant under the 2016 Plan is ten years from the date of the grant; however, options granted under the 2016 Plan will generally expire five years from the date of grant. Options granted under the 2016 Plan generally vest either upon grant or in two installments and may be conditioned on performance. Performance based options may be conditioned upon the attainment of revenue, EDITDA or other financial or performance goals of the Company. The first vesting, which is equal to 50% of the granted stock options, usually occurs upon completion of one full year of employment from the date of grant and the second vesting usually occurs on the second anniversary of the date of grant. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted under the 2016 Plan generally lapse in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that have not lapsed that are granted under the 2016 Plan are forfeited and expire upon termination of employment.

As of December 31, 2017, there were 4,900,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At December 31, 2017, there were 5,600,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

The maximum term for any option grant under the 2009 Plan was ten years from the date of the grant; however, options granted under the 2009 Plan generally expired five years from the date of grant for most employees, officers and directors of the Company.  Options granted under the 2009 Plan generally vested either upon grant or in two installments.  The first vesting, which is equal to 50% of the granted stock options, occurred upon completion of one full year of employment from the date of grant and the second vesting occurred on the second anniversary of the employee’s employment.  The vesting period typically began on the date of hire for new employees and on the date of grant for existing employees. The restrictions on restricted shares granted under the 2009 Plan generally lapsed in three equal annual installments on the anniversary of the date of grant.  Any unvested stock options or restricted shares with restrictions that had not lapsed that were granted under the 2009 Plan were forfeited and expired upon termination of employment. The 2009 Plan was terminated upon the approval of the 2016 Plan. No further grants will be made under the 2009 Plan.

As of December 31, 2017, there were 375,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan.  At December 31, 2017, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2015	2,002,500	$0.14	1.40	$198,990
Granted	450,000	0.20
Exercised	(1,120,000)	0.12
Forfeited/cancelled/expired	(107,500)	0.29

Outstanding at December 31, 2016	1,225,000	0.17	2.62	$83,425
Granted	4,650,000	0.26
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at December 31, 2017	5,275,000	$0.26	4.09	$130,475

Vested and exercisable at December 31, 2017	400,000	$0.19	1.42	$32,638

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at fiscal year-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017.

The total number of shares vested and the fair value of shares vested for the years ended December 31, 2017 and December 31, 2016, respectively, was:

Fair value of options vesting for the year ended	Number of options vested	Fair value of options vested
December 31, 2017	62,500	$12,742
December 31, 2016	162,500	$33,622

Cash received from stock option exercises for the year ended December 31, 2017 was $35,250 and $129,500 for the year ended December 31, 2016. Due to the Company’s net loss position, no income tax benefit has been realized during the years ended December 31, 2017 and December 31, 2016.

The following table summarizes information concerning options outstanding at December 31, 2017:

Awards breakdown by price range at December 31, 2017
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	300,000	1.93	$0.18	250,000	1.48	$0.17
0.21	to	0.30	4,250,000	4.12	0.25	150,000	1.30	0.22
0.31	to	0.50	725,000	4.82	0.34	-0-	0.00	0.00
0.00	to	0.50	5,275,000	4.09	$0.26	400,000	1.42	$0.19

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

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

The weighted average fair value (per share) of options granted during the year ended December 31, 2017 was $0.21 and $0.19 for the year ended December 31, 2016 using the Black Scholes option-pricing model.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be similar to the historical volatility the Company experienced since the Company’s commercialization activities were initiated during the second half of 2000. The Company used a volatility calculation utilizing the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2017 and 2016. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

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

	For the year ended
Stock option assumptions	December 31, 2017	December 31, 2016
Risk-free interest rate	1.81%	1.45%
Expected dividend yield	0.0%	0.0%
Expected volatility	127.1%	155.5%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value for the Company incentive stock plans:

	Weighted average grant date fair value
	for the year ended December 31,
	2017	2016
Stock options granted during the period	$0.21	$0.19

Stock options vested during the period	$0.20	$0.21

Stock options forfeited during the period	$0.13	$0.28

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

A summary of the status of the Company’s non-vested shares underlying stock options as of December 31, 2017, and changes during the year ended December 31, 2017 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2017	487,500	$0.19

Nonvested shares at December 31, 2017	4,875,000	$0.21

As of December 31, 2017, approximately $656,978 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.08 years.

NOTE 14:              INCOME TAXES

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes is as follows:

	December 31, 2017	December 31, 2016
Federal statutory rate applied to income/(loss) before income taxes	$1,117,014	$38,740
Increase/(decrease) in income taxes results from:
Current tax expense/(benefit)	1,194	1,069
Nondeductible expenses	(44,845)	1,078,519
Change in deferred assets	(35,423)	41,019
Change in valuation allowance	(1,036,746)	(1,158,278)

Income tax expense/(benefit)	$1,194	$1,069

The components of income tax expense/(benefit) for the year ended:

	December 31, 2017	December 31, 2016
Current tax expense/(benefit):	$1,194	$1,069
Deferred tax expense/(benefit):
Bad debt allowance	11,226	(23,699)
Operating loss carryforward	1,060,942	1,140,957
Amortization of intangibles	5,482	5,482
Patent litigation settlement	(40,904)	35,538
	1,037,940	1,159,347
Valuation allowance	(1,036,746)	(1,158,278)

Total tax expense/(benefit)	$1,194	$1,069

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Amortization of intangibles	$261,771	$267,253
Bad debt allowance	55,436	66,662
Patent litigation liability accrual	169,709	128,804
Impact of the Tax Cuts and Jobs Act	(1,699,440)	-0-
Operating loss carryforwards	17,973,631	19,034,573
Gross deferred tax assets	16,761,107	19,497,292
Valuation allowance	(16,761,107)	(19,497,292)

Net deferred tax liability/(asset)	$-0-	$-0-

OMNICOMM SYSTEMS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND DECEMBER 31, 2016

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $32,543,685. This loss is allowed to be offset against future income until the year 2037 when the NOL’s will expire. Other timing differences relate to depreciation and amortization for the stock acquisition of Education Navigator in 1998. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2017. The change in the valuation allowance for the year ended December 31, 2017 was a decrease of $2,736,185. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act establishes new tax laws that affect 2018 and future years, including a reduction in the U.S. federal corporate tax rate to 21 percent effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional change of $1,699,440, with a corresponding net adjustment to valuation allowance of $1,699,440 as of December 31, 2017.

NOTE 15:              SUBSEQUENT EVENTS

Subsequent to December 31, 2017 the Company drew $1,750,000 on its Line of Credit.

Subsequent to December 31, 2017 the Company acquired certain assets and liabilities from Algorithm, Inc. for the price of $500,000 in cash and 1,666,667 restricted common shares.

Subsequent to December 31, 2017 the Company cancelled the performance based stock option grants to the executive officers and external directors that had been granted in 2017 as the performance criteria had not been met.