Form 10-Q
period 2018-03-31
OMNICOMM SYSTEMS INC
filed 2018-05-15
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018

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

The number of shares outstanding of each of the issuer’s classes of common equity as of May 14, 2018: 150,209,472 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the three month period ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,175,737	$1,176,551
Accounts receivable, net of allowance for doubtful accounts of $146,593 and $149,980, respectively	5,993,778	7,492,597
Prepaid expenses	267,584	297,131
Other current assets	20,734	11,463
Total current assets	7,457,833	8,977,742
Property and equipment, net	569,154	552,538
Other assets
Intangible assets, net	1,088,479	97,925
Other assets	67,691	46,714

TOTAL ASSETS	$9,183,157	$9,674,919

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,561,512	$2,586,045
Deferred revenue, current portion	5,388,991	7,564,587
Convertible notes payable, current portion	50,000	50,000
Patent settlement liability, current portion	-0-	112,500
Conversion feature liability, related parties	1,568,527	1,604,723
Conversion feature liability	86,117	81,224
Warrant liability, related parties	2,162,345	2,196,570
Warrant liability	1,281,341	1,244,229
Total current liabilities	12,098,833	15,439,878

LONG TERM LIABILITIES
Line of credit, long term	4,400,000	2,650,000
Notes payable, related parties, long term, net of current portion, net of discount of $93,892 and $117,365, respectively	306,108	282,635
Notes payable, long term, net of current portion, net of discount of $248,357 and $279,402, respectively	454,143	423,098
Deferred revenue, long term, net of current portion	1,845,835	1,952,366
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	350,000	350,000

TOTAL LIABILITIES	25,224,919	26,867,977

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 150,209,472 and 148,542,805 issued and outstanding, respectively, at $0.001 par value	150,211	148,544
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	54,934,313	54,379,454
Accumulated other comprehensive (loss)	(395,950)	(397,237)
Accumulated (deficit)	(71,730,336)	(72,323,819)

TOTAL SHAREHOLDERS' (DEFICIT)	(16,041,762)	(17,193,058)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$9,183,157	$9,674,919

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Revenues	$7,040,369	$5,658,176
Reimbursable revenues	150,103	77,354
Total revenues	7,190,472	5,735,530

Cost of goods sold	1,153,625	1,080,690
Reimbursable expenses-cost of goods sold	57,876	211,804
Total cost of goods sold	1,211,501	1,292,494

Gross margin	5,978,971	4,443,036

Operating expenses
Salaries, benefits and related taxes	3,659,340	3,290,583
Rent and occupancy expenses	289,334	278,952
Consulting services	125,536	59,629
Legal and professional fees	221,252	147,357
Travel	200,396	287,691
Telephone and internet	29,683	39,258
Selling, general and administrative	409,756	208,889
Bad debt expense	(3,387)	29,366
Depreciation expense	77,776	79,924
Amortization expense	64,149	5,403
Total operating expenses	5,073,835	4,427,052

Operating income/(loss)	905,136	15,984

Other income/(expense)
Interest expense, related parties	(225,418)	(231,459)
Interest expense	(90,943)	(107,998)
Interest income	5	1
Change in derivative liabilities	28,416	393,340
Transaction gain/(loss)	(22,678)	5,300
Income/(loss) before income taxes	594,518	75,168
Income tax (expense)	(1,035)	(1,194)
Net income/(loss) attributable to common stockholders	$593,483	$73,974

Net income/(loss) per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average number of shares outstanding
Basic	149,653,916	147,785,621
Diluted	152,693,666	147,953,716

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the three months ended
	March 31,
	2018	2017
Net income/(loss) attributable to common stockholders	$593,483	$73,974
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	1,287	(2,468)

Other comprehensive income/(loss)	1,287	(2,468)

Comprehensive income/(loss)	$594,770	$71,506

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2017 AND THE THREE MONTHS ENDED MARCH 31, 2018

	Preferred Stock			Common Stock
	Series D Preferred		Additional			Additional		Accumulated other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)
Balances at December 31, 2016	250,000	$250	$999,750	147,786,917	$147,788	$53,425,956	$(75,291,037)	$(410,505)	$(21,127,798)

Employee stock option expense						364,271			364,271

Foreign currency translation adjustment								13,268	13,268

Restricted stock issuance/(forfeiture)				(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise				22,556	23	(23)			-0-

Issuance of common stock, stock option exercise				250,000	250	35,000			35,250

Issuance of common stock, warrant exercise				500,000	500	154,500			155,000

Reclassification of conversion feature liability associated with convertible debt						402,567			402,567

Net income/(loss) for the year ended December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	2,967,218	-0-	2,967,218

Balances at December 31, 2017	250,000	$250	$999,750	148,542,805	$148,544	$54,379,454	$(72,323,819)	$(397,237)	$(17,193,058)

Employee stock option expense						56,526			56,526

Foreign currency translation adjustment								1,287	1,287

Issuance of common stock, purchase of Acuity				1,666,667	1,667	498,333			500,000

Net income/(loss) for the period ended March 31, 2018	-0-	-0-	-0-	-0-	-0-	-0-	593,483	-0-	593,483

Balances at March 31, 2018 (unaudited)	250,000	$250	$999,750	150,209,472	$150,211	$54,934,313	$(71,730,336)	$(395,950)	$(16,041,762)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$593,483	$73,974
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(28,416)	(393,340)
Interest expense from derivative instruments	54,518	61,429
Employee stock compensation	56,526	133,979
Provision for doubtful accounts	(3,387)	29,366
Depreciation and amortization	141,925	85,327
Changes in operating assets and liabilities
Accounts receivable	1,502,206	104,622
Prepaid expenses	29,547	26,418
Other current assets	(9,271)	15,848
Other assets	(20,977)	(339)
Accounts payable and accrued expenses	(1,024,533)	(573,305)
Patent settlement liability	(112,500)	(127,983)
Deferred revenue	(2,282,127)	(167,536)
Net cash provided by/(used in) operating activities	(1,103,006)	(731,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92,794)	(61,554)
Purchase of Acuity software	(552,403)	-0-
Net cash (used in) investing activities	(645,197)	(61,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds/(repayments) from revolving line of credit	1,750,000	-0-
Net cash provided by/(used in) financing activities	1,750,000	-0-

Effect of exchange rate changes on fixed and intangible assets	(3,898)	(2,594)
Effect of exchange rate changes on cash and cash equivalents	1,287	(2,468)
Net increase/(decrease) in cash and cash equivalents	(814)	(798,156)
Cash and cash equivalents at beginning of period	1,176,551	1,439,332

Cash and cash equivalents at end of period	$1,175,737	$641,176

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,035	$1,159
Interest	$254,092	$250,161

Non-cash transactions:
Common stock issued for the purchase of Acuity software	$500,000	$-0-
Restricted stock issuance/(forfeiture)	$-0-	$(2,834)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”) and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications; TrialMaster®, TrialOne®, eClinical Suite, Promasys®  and Acuity (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the three month periods ended March 31, 2018 and March 31, 2017 we spent $922,304 and $778,488, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The Company’s accounts include those of all its wholly-owned subsidiaries, which are more fully described in the Company’s 2017 Annual Report filed on Form 10-K with the Securities and Exchange Commission, and have been prepared in conformity with (i) accounting principles generally accepted in the United States of America; and (ii) the rules and regulations of the United States Securities and Exchange Commission. All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the three month periods ended March 31, 2018 and March 31, 2017 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

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

Reclassifications

Certain reclassifications have been made in the 2017 financial statements to conform to the 2018 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation gain of $1,287 and a translation loss of $2,468 for the three month periods ended March 31, 2018 and March 31, 2017, respectively.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company operates in one reportable segment which is the delivery of EDC Software and services to clinical trial sponsors. The Company segregates its revenues based on the activity cycle used to generate its revenues. Accordingly, revenues are currently generated through four main activities, including hosted applications, licensing, professional services and maintenance-related services.

Hosted Application Revenues

The Company offers its TrialMaster and eClinical Suite software products as hosted application solutions delivered through a standard web browser, with customer support and training services. The Company's TrialOne and Promasys solutions are primarily deployed on a technology transfer or off-the-shelf basis. To date, hosted applications revenues have been primarily related to TrialMaster and eClinical Suite.

Revenues resulting from TrialMaster and eClinical Suite application hosting services consist of three components of services for each clinical trial. The first component is comprised of application set-up, including design of electronic case report forms and edit checks, installation and server configuration of the system. The second component involves application hosting and related support services as well as billable change orders which consist of amounts billed to customers for functionality changes made. The third component involves services required to close out, or lock, the database for the clinical trial.

Fees charged for the trial system design, set-up and implementation are amortized and recognized ratably over the estimated hosting period. Work performed outside the original scope of work is contracted for separately as an additional fee and is generally recognized ratably over the remaining term of the hosting period. Fees for the first and third stages of the service are typically billed based upon milestones. Revenues earned upon completion of a contractual milestone are deferred and recognized over the estimated remaining hosting period. Fees for application hosting and related services in the second stage are generally billed monthly or quarterly in advance. Revenues resulting from hosting services for the eClinical Suite products consist of installation and server configuration, application hosting and related support services. Revenues are recognized ratably over the period of the service.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

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

Pass-through Revenue and Expense

The Company accounts for pass-through revenue and expense (reimbursable revenue and reimbursable expense) in accordance with ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), (“ASU 2016-08”). In accordance with ASU 2016-08 these amounts are recorded as revenue in the statement of operations with a corresponding expense recorded in cost of goods sold. Pass-through revenues and expenses include amounts associated with third-party services provided to our customers by our service and product partners. These third-party services are primarily comprised of Interactive Voice and Web Response software services (IVR and IWR), travel and shipping that are incurred on our clients’ behalf.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

The fees associated with each business activity for the three month periods ended March 31, 2018 and March 31, 2017, respectively, are:

	For the three months ended
Revenue activity	March 31, 2018	March 31, 2017
Set-up fees	$1,208,554	$1,381,981
Change orders	420,080	330,411
Maintenance	1,370,091	1,219,391
Software licenses	3,269,400	1,964,857
Professional services	431,083	559,080
Hosting	491,264	279,810
Total	$7,190,472	$5,735,530

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $146,593 as of March 31, 2018 and $149,980 as of December 31, 2017.

The following table summarizes activity in the Company's allowance for doubtful accounts for the three month period ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018	December 31, 2017
Beginning of period	$149,980	$179,813
Bad debt expense	(3,387)	130,346
Write-offs	-0-	(160,179)
End of period	$146,593	$149,980

 Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of March 31, 2018, $864,727 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of March 31, 2018. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of March 31, 2018, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

One customer accounted for 11% of our revenues during the three month period ended March 31, 2018 or approximately $770,000. One customer accounted for 12% of our revenues during the three month period ended March 31, 2017 or approximately $678,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the three month periods ended March 31, 2018 and March 31, 2017 and the year ended December 31, 2017.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable
March 31, 2018	1	11%	2	20%
December 31, 2017	1	10%	1	24%
March 31, 2017	1	12%	2	30%

The table below provides revenues from European customers for the three month periods ended March 31, 2018 and March 31, 2017.

European revenues
For the three months ended
March 31, 2018		March 31, 2017
European revenues	% of Total revenues	European revenues	% of Total revenues
$1,068,475	15%	$687,209	12%

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

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of March 31, 2018, the Company had $7,234,826 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 5 years. The Company had $5,388,991 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $209,790 and $171,268 for the three month periods ended March 31, 2018 and March 31, 2017, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the three month periods ended March 31, 2018 and March 31, 2017 we spent $922,304 and $778,488, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Shareholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of March 31, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first three months of 2018, we adopted the following new accounting pronouncements:

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 149,653,916 and 147,785,621 for the three month periods ended March 31, 2018 and March 31, 2017, respectively.

The outstanding share balance as of March 31, 2018 and March 31, 2017, respectively, includes -0- and 1,238,350 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

Antidilutive shares of 26,343,224 have been omitted from the calculation of dilutive earnings/(loss) per share for the three month period ended March 31, 2018 and 47,325,940 for the three month period ended March 31, 2017, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per share. The table below provides a reconciliation of anti-dilutive securities outstanding as of March 31, 2018 and March 31, 2017, respectively.

Anti-dilutive security	March 31, 2018	March 31, 2017
Employee stock options	1,295,000	3,825,000
Warrants	12,950,000	27,860,000
Convertible notes	11,980,000	15,490,000
Shares issuable for accrued interest	118,224	150,940
Total	26,343,224	47,325,940

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

	For the three months ended
	March 31, 2018			March 31, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$593,483	149,653,916	$-0-	$73,974	147,785,621	$-0-

Effect of dilutive securities	139	3,039,750	-0-	-0-	168,095	-0-

Diluted EPS	$593,622	152,693,666	$-0-	$73,974	147,953,716	$-0-

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2018			December 31, 2017
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$2,367,310	$1,999,795	$367,515	$2,322,833	$1,949,982	$372,851	5
Leasehold improvements	133,659	100,846	32,813	118,380	98,901	19,479	5
Computer software	2,057,898	1,922,482	135,416	2,010,999	1,886,342	124,657	3
Office furniture	163,876	130,466	33,410	162,799	127,248	35,551	5
Total	$4,722,743	$4,153,589	$569,154	$4,615,011	$4,062,473	$552,538

Depreciation expense for the three month period ended March 31, 2018 was $77,776 and $79,924 for the three month period ended March 31, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	March 31, 2018			December 31, 2017
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	121,954	35,908	86,046	118,780	32,994	85,786	15
Promasys B.V. software code	72,837	64,340	8,497	72,837	60,698	12,139	5
Promasys B.V. URLs/website	61,593	61,593	-0-	59,990	59,990	-0-	3
Acuity software code	1,052,403	58,467	993,936	-0-	-0-	-0-	3
Total	$2,701,488	$1,613,009	$1,088,479	$1,644,308	$1,546,383	$97,925

Amortization expense for the three month period ended March 31, 2018 was $64,149 and $5,403 for the three month period ended March 31, 2017.

Remaining amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2018	$277,696
2019	358,931
2020	358,931
2021	37,364
2022	8,130
Thereafter	47,427
Total	$1,088,479

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	March 31, 2018	December 31, 2017
Accounts payable	$681,888	$1,303,073
Accrued payroll and related costs	565,848	925,890
Other accrued expenses	139,592	184,131
Accrued interest	174,184	172,951
Total accounts payable and accrued expenses	$1,561,512	$2,586,045

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 3.75%.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

The following table summarizes the notes payable outstanding as of March 31, 2018.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	March 31, 2018	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(248,357)	-0-	(93,892)
Total			$1,102,500	$-0-	$454,143	$-0-	$306,108

The following table summarizes the notes payable outstanding as of December 31, 2017.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(279,402)	-0-	(117,365)
Total			$1,102,500	$-0-	$423,098	$-0-	$282,635

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

The issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $325,689 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $124,311. The warrant liability (discount) will be amortized over the 37 month duration of the note payable. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

On June 30, 2016, the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017 a promissory note for $90,000 was repaid in full.

The issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $246,921 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $125,579. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

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

The issuance caused us to calculate and record a derivative liability for the warrant liability. The warrants were valued using the Black Scholes option pricing model. A value of $278,408 was calculated and allocated to the warrants and recorded as a liability to the issuance of the note payable. As a result of the liability we recorded a discount to the note payable. The carrying amount of the note at the time of issuance was therefore $141,592. The warrant liability (discount) will be amortized over the 45 month duration of the note payables. The Company will continue to perform a fair value calculation quarterly on the warrant liability and accordingly the warrant liability is increased or decreased based on the fair value calculation. The resulting increase or decrease is reflected in operations as an unrealized gain or loss on changes in derivative liabilities.

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of March 31, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	March 31, 2018	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

The following table summarizes the convertible debt outstanding as of December 31, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of March 31, 2018, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000. There was $94,443 of accrued interest at March 31, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

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

On March 30, 2011, the Company repaid $200,000 of the outstanding principal amounts owed and extended $1,200,000 of the Debentures until April 1, 2013, including $1,100,000 in Debentures held by Mr. Wit. The Company also extended the expiration date of the warrants associated with the Debentures.

On February 22, 2013, the Company and two holders extended $1,200,000 of the Debentures until January 1, 2016, including $1,100,000 in Debentures held by Mr. Wit. Mr. Wit also waived all his rights to the security interest under his $1,100,000 of Debentures. The expiration date of the warrants associated with the Debentures was also extended to January 1, 2016.

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

On April 1, 2015 the Company and the holder extended the maturity date of $100,000 of Debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. On June 30, 2017 the Company repaid the $100,000 of Debentures.

On June 30, 2016 the Company and two holders extended the maturity date of $625,000 of Debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. In August 2017 the Company repaid the $625,000 of Debentures in full.

Convertible Debentures

August 2008

On August 29, 2008, the Company sold $2,270,000 of convertible debentures and warrants to purchase an aggregate of 4,540,000 shares of our common stock to four accredited investors including our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”) and one of our then Directors. The convertible debentures, which bear interest at 10% per annum, were due on August 29, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

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

MARCH 31, 2018 AND MARCH 31, 2017

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

December 2008

On December 16, 2008, the Company sold $5,075,000 of convertible debentures and warrants to purchase an aggregate of 10,150,000 shares of common stock to eleven accredited investors including our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”), our then Chief Operating Officer and President, Stephen E. Johnson (“Mr. Johnson”), our then Chief Technology Officer, Randall G. Smith (“Mr. Smith”), our then Chief Financial Officer, Ronald T. Linares and four of our then Directors. The convertible debentures, which bear interest at 12% per annum, were due on December 16, 2010. The convertible debentures are convertible at any time at the option of the holder into shares of our common stock based upon a conversion rate of $0.50 per share.

On September 30, 2009 the Company and eight Affiliates of the Company extended $4,980,000 of the convertible debentures until December 16, 2013 in accordance with the terms of a Secured Convertible Debenture issued on that date. The expiration date of the warrants associated with the convertible debentures was also extended to December 16, 2013.

On February 22, 2013 the Company and the holders agreed to extend the maturity date of $4,505,000 of the convertible debentures including $4,475,000 due to Mr. Wit, $25,000 due to Mr. Johnson and $5,000 due to Mr. Smith, to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On February 27, 2013 the Company and our former director Mr. Veatch extended the maturity date of $15,000 of the convertible debentures to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016.

On March 6, 2013, the Company and the holder extended the maturity date of $200,000 of convertible debentures to January 1, 2014. The expiration date of the warrants associated with the debentures was also extended to January 1, 2014.

On March 12, 2013, the Company and the holder agreed to extend the maturity date of $100,000 of convertible debentures to January 1, 2015. The expiration date of the warrants associated with the debentures was also extended to January 1, 2015.

In December 2013, the Company and two holders agreed to extend the maturity date of $360,000 of the convertible debentures, including $160,000 due to our then director, Guus van Kesteren (“Mr. van Kesteren”), to January 1, 2016. The expiration date of the warrants associated with the debentures was also extended to January 1, 2016. On July 31, 2014 Mr. van Kesteren’s term on the Board of Directors ended. Effective on the same date, his convertible note in the amount of $160,000 was reclassified from Related Party to Non-Related Party.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

On April 28, 2014 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2016. The expiration date of the warrants associated with the debentures was also extended to April 1, 2016.

On January 31, 2015 the Company and Mr. Wit extended the maturity date of $4,475,000 of convertible debentures to April 1, 2017. The expiration date of the warrants associated with the debentures was also extended to April 1, 2017. On November 19, 2015 the Company and Mr. Wit agreed to cancel $420,000 of the debentures and 1,680,000 of unrelated warrants in exchange for 1,680,000 shares of our common stock.

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

On May 1, 2015 the Company repaid $5,000 of the convertible debentures to Mr. Smith.

On May 7, 2015 the Company and Mr. Veatch, extended the maturity date of $15,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $15,000 of convertible debentures were repaid in full on December 14, 2016.

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

On June 30, 2016 the Company and Mr. van Kesteren extended the maturity date of $160,000 of the convertible debentures to April 1, 2018. The expiration date of the warrants associated with the debentures was also extended to April 1, 2018. The $160,000 of convertible debentures was repaid in full on December 14, 2016.

On June 30, 2016 the Company and the holder extended the maturity date of $100,000 of convertible debentures to April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020. On August 31, 2017 the Company repaid $100,000 of convertible debentures to the holder.

 On June 30, 2017, the Company and the holder extended the maturity date of $200,000 of the convertible debentures to April 1, 2021. The expiration date of the warrants associated with the debentures was also extended to April 1, 2021.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

The principal payments required at maturity under the Company’s outstanding convertible debt at March 31, 2018 are as follows:

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

The Company’s financial assets or liabilities subject to ASC 820 as of March 31, 2018 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of March 31, 2018 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,654,644	$-0-	$-0-	$1,654,644
Warrant liability	3,443,686	-0-	-0-	3,443,686
Total of derivative liabilities	$5,098,330	$-0-	$-0-	$5,098,330

(1)     The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the three month period ended March 31, 2018

(2)     The fair value at the measurement date is equal to the carrying value on the balance sheet

Significant valuation assumptions for derivative instruments at March 31, 2018
Risk free interest rate	1.96%	to	2.36%
Dividend yield		0.00%
Expected volatility	81.0%	to	112.2%
Expected life (range in years)
Conversion feature liability	1.00	to	3.01
Warrant liability	0.01	to	3.01

A summary as of December 31, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,685,947	$-0-	$-0-	$1,685,947
Warrant liability	3,440,799	-0-	-0-	3,440,799
Total of derivative liabilities	$5,126,746	$-0-	$-0-	$5,126,746

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

A summary as of March 31, 2018 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$85,786	$86,046	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	12,139	8,497	-0-	-0-	72,943
Acuity software code (5)	-0-	993,936	-0-	-0-	1,052,403
Total	$97,925	$1,088,479	$-0-	$-0-	$1,261,599

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

(5) The acquired Acuity software code is not measured on a recurring basis since the initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

A summary as of December 31, 2017 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount	Carrying amount	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 30, 2016	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$85,786	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	12,139	-0-	-0-	72,943
Total	$108,880	$97,925	$-0-	$-0-	$209,196

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

The table below presents the unrealized gains/(losses) for the three month periods ended March 31, 2018 and March 31, 2017.

	Other income/(expense)
	For the three months ended
	March 31, 2018	March 31, 2017
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$28,416	$393,340

Total unrealized and realized gains/(losses) included in earnings	$28,416	$393,340

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the three month period ended March 31, 2018 and the year ended December 31, 2017. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of March 31, 2018 and December 31, 2017.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
For the three months ended	beginning	Net realized	Net unrealized	and	associated with	end
March 31, 2018	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Derivatives:
Conversion feature liability	$(1,685,947)	$-0-	$31,303	$-0-	$-0-	$(1,654,644)
Warrant liability	(3,440,799)	-0-	(2,887)	-0-	-0-	(3,443,686)
Total of derivative liabilities	$(5,126,746)	$-0-	$28,416	$-0-	$-0-	$(5,098,330)

	Level 3 financial liabilities at fair value
				Net
				purchases,
	Balance,			issuances		Balance,
For the year ended	beginning	Net realized	Net unrealized	and	Net transfers	end
December 31, 2017	of year	gains/(losses)	gains/(losses)	settlements	in and/or out	of year
Derivatives:
Conversion feature liability	$(2,325,730)	$48,375	$188,841	$-0-	$402,567	$(1,685,947)
Warrant liability	(3,999,362)	-0-	558,563	-0-	-0-	(3,440,799)
Total of derivative liabilities	$(6,325,092)	$48,375	$747,404	$-0-	$402,567	$(5,126,746)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at March 31, 2018 are as follows:

Year	Payments
2018	$566,538
2019	531,676
2020	340,930
2021	269,962
2022	266,000
Thereafter	44,549
Total	$2,019,655

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $289,334 and $278,952 for the three month periods ended March 31, 2018 and March 31, 2017, respectively.

The Company’s Fort Lauderdale, Florida corporate office lease expires in February 2023. The Company’s lease on its New Jersey field office expires in March 2021. The Company currently operates its wholly-owned subsidiary, OmniComm Ltd., in the United Kingdom under the terms of a lease that expires in September 2020. The Company currently operates its wholly-owned subsidiary, OmniComm Europe, GmbH, in Germany under the terms of a lease that expires in July 2019. The Company currently operates its wholly-owned subsidiary, OmniComm Systems B.V, in the Netherlands under the terms of a lease that expires in October 2018.

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

PATENT LITIGATION SETTLEMENT

Effective April 9, 2009, we entered into a Settlement and License Agreement with DataSci, LLC (“DataSci”). DataSci granted us a worldwide, non-exclusive non-transferable right and license under the Licensed Patent and the right to sublicense TrialMaster on a Technology Transfer and Technology Transition basis. Under the terms of the Settlement and License Agreement, as amended, we are obligated to pay royalties quarterly for sales of Licensed Products, as defined therein, from January 1, 2009 until the termination of the Settlement and License Agreement on December 31, 2017 equal to two percent (2%) of OmniComm’s annual Gross Revenues or, alternatively, the annual minimum royalty payment(s), whichever is greater. In addition to the payment of royalties, the Settlement and Licensing Agreement imposes certain obligations on us including commercialization, certain sublicensing, other payments, insurance and confidentiality. In addition and as a license fee for past use of the Licensed Patent which may have occurred prior to the effective date of the Settlement and Licensing Agreement, we issued a warrant to DataSci to purchase 1,000,000 shares of our common stock at an exercise price of $.01 per share. The Settlement and Licensing Agreement provides that upon the expiration date of the warrant, at DataSci’s sole discretion, DataSci shall exercise its option under the warrant or licensee shall pay DataSci $300,000. The warrant was exercisable commencing on the second anniversary of the Settlement and Licensing Agreement, April 2, 2011, through the expiration date of the warrant on December 31, 2017. On December 31, 2017 DataSci exercised 50% of the warrant for 500,000 common shares and requested cash payment on 50% of the warrant. As a result of the exercise, DataSci received 500,000 restricted common shares and a net cash payment of $145,000.

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

The remaining minimum royalty payment as of March 31, 2018 was $112,500 and this payment was made on April 3, 2018. No further payments are due under the Settlement and Licensing Agreement.

During the three month period ended March 31, 2017 the Company recorded a charge to earnings of ($127,983) respectively, which amount represented (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the three month period ended March 31, 2017 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

NOTE 11:	RELATED PARTY TRANSACTIONS

As of March 31, 2018, we have an aggregate of $5,770,000 of convertible debentures and $400,000 of promissory notes outstanding to our Executive Chairman and Chairman of the Board, Cornelis F. Wit (“Mr. Wit”) and have issued certain warrants to Mr. Wit, as follows:

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 3.75%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

For the three month period ended March 31, 2018 we incurred $225,418 in interest expense payable to related parties and $231,459 for the three month period ended March 31, 2017.

NOTE 12:	STOCKHOLDERS’ (DEFICIT)

Our authorized capital stock consists of 500,000,000 shares of common stock, $.001 par value per share and 10,000,000 shares of preferred stock, par value $.001 per share, of which 5,000,000 shares have been designated as 5% Series A Preferred Stock, 230,000 shares have been designated as Series B Preferred Stock, 747,500 shares have been designated as Series C Preferred Stock and 250,000 shares have been designated as Series D Preferred Stock.

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

As of March 31, 2018 we had the following outstanding securities:

o     150,209,472 shares of common stock issued and outstanding;

o     27,020,000 warrants issued and outstanding to purchase shares of our common stock;

o     3,020,000 options issued and outstanding to purchase shares of our common stock;

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

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

Our Board of Directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation. In addition, our Board of Directors can fix limitations and restrictions, if any, upon the payment of dividends on our common stock to be effective while any shares of preferred stock are outstanding.

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of March 31, 2018 and March 31, 2017, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	March 31,		March 31,
Series of preferred stock	2018	2017	2018	2017

Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the three month period ended March 31, 2018 and the year ended December 31, 2017, and the related changes during these periods.

March 31, 2018						March 31, 2018
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	27,020,000	1.59	$0.42	27,020,000	$0.42

December 31, 2017						December 31, 2017
Warrants outstanding						Warrants exercisable
				Weighted average	Weighted average		Weighted average
Range of exercise price			Number outstanding	remaining contractual life	exercise price	Number exercisable	exercise price
$0.25	–	$0.60	27,020,000	1.84	$0.42	27,020,000	$0.42

Warrants
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	-0-
Expired/forfeited	-0-
Balance at March 31, 2018	27,020,000
Warrants exercisable at March 31, 2018	27,020,000

Weighted average fair value of warrants granted during 2018	n/a

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2016	$(410,505)	$(410,505)
2017 Activity	13,268	13,268
Balance at December 31, 2017	(397,237)	(397,237)
2018 Activity	1,287	1,287
Balance at March 31, 2018	$(395,950)	$(395,950)

NOTE 13:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and shareholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of March 31, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

As of March 31, 2018, there were 3,020,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At March 31, 2018, there were 8,005,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

As of March 31, 2018, there were 375,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At March 31, 2018, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2016	1,225,000	$0.17	2.62	$83,425
Granted	4,650,000	0.26
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at December 31, 2017	5,275,000	0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	-0-	0.00
Forfeited/cancelled/expired	(2,825,000)	0.25

Outstanding at March 31, 2018	3,020,000	$0.27	3.91	$129,825

Vested and exercisable at March 31, 2018	900,000	$0.22	2.67	$70,988

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018.

The total number of shares vesting and the fair value of shares vesting for the three month periods ended March 31, 2018 and March 31, 2017, respectively, was:

Fair value of options vesting for the year ended	Number of options vested	Fair value of options vested
March 31, 2018	500,000	$99,121
March 31, 2017	-0-	$-0-

Cash received for stock option exercises for the three month periods ended March 31, 2018 and March 31, 2017 was $-0- and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the three month periods ended March 31, 2018 and March 31, 2017.

The following table summarizes information concerning options outstanding at March 31, 2018:

Awards breakdown by price range at March 31, 2018
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	250,000	1.24	$0.17	250,000	1.24	$0.17
0.21	to	0.30	2,045,000	4.00	0.25	650,000	3.21	0.24
0.31	to	0.50	725,000	4.57	0.34	-0-	0.00	0.00
0.00	to	0.50	3,020,000	3.91	$0.27	900,000	2.67	$0.22

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

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

The weighted average fair value (per share) of options granted during the three month period ended March 31, 2018 was $0.23 and $0.19 during the three month period ended March 31, 2017. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the three month period ended March 31, 2018 and the year ended December 31, 2017.

	Stock option assumptions for the period ended
Stock option assumptions	March 31, 2018	December 31, 2017
Risk-free interest rate	2.36%	1.81%
Expected dividend yield	0.0%	0.0%
Expected volatility	115.0%	127.1%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the three months ended March 31,
	2018	2017
Stock options granted during the period	$0.23	$0.19

Stock options vested during the period	$0.20	$-0-

Stock options forfeited during the period	$0.19	$0.13

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND MARCH 31, 2017

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of March 31, 2018 and changes during the three month period ended March 31, 2018 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2018	4,875,000	$0.21

Nonvested shares at March 31, 2018	2,120,000	$0.24

As of March 31, 2018, $436,366 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to March 31, 2018 the Company repaid $900,000 on its revolving Line of Credit.

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

Overview

We are a healthcare technology company that provides web based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, clinical research organizations (“CROs”) and other clinical trial sponsors worldwide. Our proprietary EDC software applications: TrialMaster®; TrialOne®; eClinical Suite; Promasys® and Acuity (the “EDC Software”), allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data electronically (“eClinical”).

In 2018, the primary focus of our strategy includes:

●	Increasing our penetration of the Phase I trial market with our dedicated Phase I solution, TrialOne
●

Stimulating demand by providing clinical trial sponsors with high value eClinical applications and services including our new AutoEncoder, coding solution as well as Acuity our new data analytics solution

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $922,304 and $778,488 on research and product development activities during the three months ended March 31, 2018 and March 31, 2017, respectively. The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2017 and the first three months of 2018 coupled with our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2018. We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing our marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The three months ended March 31, 2018 compared to the three months ended March 31, 2017

Results of Operations

A summarized version of our results of operations for the three months ended March 31, 2018 and March 31, 2017 is included in the table below.

Summarized Statement of Operations
For the three months ended
March 31,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$7,190,472		$5,735,530		$1,454,942	25.4%

Cost of goods sold	1,211,501	16.8%	1,292,494	22.5%	(80,993)	-6.3%

Gross margin	5,978,971	83.2%	4,443,036	77.5%	1,535,935	34.6%

Salaries, benefits and related taxes	3,659,340	51.0%	3,290,583	57.4%	368,757	11.2%
Rent	289,334	4.0%	278,952	4.9%	10,382	3.7%
Consulting services	125,536	1.7%	59,629	1.0%	65,907	110.5%
Legal and professional fees	221,252	3.1%	147,357	2.6%	73,895	50.1%
Other expenses	368,617	5.1%	441,642	7.7%	(73,025)	-16.5%
Selling, general and administrative	409,756	5.7%	208,889	3.6%	200,867	96.2%
Total operating expenses	5,073,835	70.6%	4,427,052	77.2%	646,783	14.6%

Operating income/(loss)	905,136	12.6%	15,984	0.3%	889,152	5562.8%

Interest expense	(316,361)	-4.4%	(339,457)	-5.9%	23,096	-6.8%
Interest income	5	0.0%	1	0.0%	4	400.0%
Change in derivatives	28,416	0.4%	393,340	6.9%	(364,924)	-92.8%
Transaction gain/(loss)	(22,678)	-0.3%	5,300	0.1%	(27,978)	-527.9%

Income/(loss) before income taxes and dividends	594,518	8.3%	75,168	1.4%	519,350	690.9%
Income tax (expense)	(1,035)	0.0%	(1,194)	0.0%	159	13.3%
Net income/(loss) attributable to common stockholders	$593,483	8.3%	$73,974	1.4%	$519,509	702.3%

The table below provides a comparison of our recognized revenues for the three months ended March 31, 2018 and March 31, 2017.

	For the three months ended
Revenue activity	March 31, 2018		March 31, 2017		$ Change	% Change
Set-up fees	$1,208,554	16.8%	$1,381,981	24.1%	$(173,427)	-12.5%
Change orders	420,080	5.8%	330,411	5.7%	89,669	27.1%
Maintenance	1,370,091	19.1%	1,219,391	21.3%	150,700	12.4%
Software licenses	3,269,400	45.5%	1,964,857	34.3%	1,304,543	66.4%
Professional services	431,083	6.0%	559,080	9.7%	(127,997)	-22.9%
Hosting	491,264	6.8%	279,810	4.9%	211,454	75.6%
Total	$7,190,472	100.0%	$5,735,530	100.0%	$1,454,942	25.4%

Overall revenue increased by $1,454,942 or 25.4% for the three months ended March 31, 2018 compared with revenue for the three months ended March 31, 2017. This increase is primarily the result of an increase in software licenses.

We recorded revenue of $4,853,099 including $1,208,554 from set-up fees, $1,564,561 from software licensing and $875,080 from maintenance revenues associated with TrialMaster during the three months ended March 31, 2018 compared with revenue of $4,331,081 that included $1,381,981 in set-up fees, $1,107,842 from software licensing and $810,305 in maintenance revenues during the three months ended March 31, 2017.

We recorded $354,924 in revenues associated with clients using the eClinical Suite during the three months ended March 31, 2018 compared with revenue of $380,902 for the three months ended March 31, 2017. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $279,040 in revenues in maintenance and $15,500 from hosting activities associated with the eClinical Suite during the three months ended March 31, 2018 compared with revenue of $274,256 from maintenance and $67,900 from hosting activities for the three months ended March 31, 2017. Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,824,492 including $1,622,926 from software licensing and $162,341 for maintenance for clients utilizing our TrialOne EDC software for the three months ended March 31, 2018 compared with revenue of $876,358 including $782,283 from software licensing and $47,325 for maintenance for the three months ended March 31, 2017. We are continuing to enhance our efforts at developing our sales and marketing campaign for the TrialOne application. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $147,958 for the three months ended March 31, 2018 including $11,529 from software licensing and $53,630 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $147,189 for the three months ended March 31, 2017 including $45,686 from software licensing and $87,506 from maintenance.

Our TrialMaster EDC application has historically been primarily sold on an application service provider (“ASP”) basis that provides EDC and other services such as an enterprise management suite which assists our clients in the pharmaceutical, biotechnology and medical device industries in accelerating the completion of clinical trials. During 2009 we completed the acquisition of the eResearch EDC Assets and TrialOne, in 2013 we acquired Promasys and in 2018 we acquired Acuity (collectively the “Acquired Software”). These software applications have historically been sold on a licensed or technology transfer basis. As we continue developing our software applications and our client relationships mature, we expect some of our clients to deploy TrialMaster on a licensed, rather than ASP hosted basis. We expect the Acquired Software applications to continue to be sold primarily on a licensed basis.

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

Our top five customers accounted for approximately 35% of our revenues during the three months ended March 31, 2018 and approximately 32% of our revenues during the three months ended March 31, 2017. One customer accounted for approximately 11% of our revenues during the three months ended March 31, 2018. One customer accounted for approximately 12% of our revenues the three months ended March 31, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 30% of our total revenues for the three month period ended March 31, 2018 and approximately 21% of our total revenues for the three months ended March 31, 2017.

One customer accounted for approximately 10% and another customer accounted for approximately 10% of our accounts receivables as of March 31, 2018. One customer accounted for approximately 18% and another customer accounted for approximately 12% of our accounts receivable as of March 31, 2017.

Cost of goods sold decreased approximately 6% or $80,993 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Cost of goods sold were approximately 17% of revenues for the three months ended March 31, 2018 compared to approximately 23% for the three months ended March 31, 2017. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the three months ended March 31, 2018 primarily due to a decrease in the costs associated with pass-through revenues (reimbursable revenues). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 15% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes as well as an increase in selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the three months ended March 31, 2018 compared to 74% of total operating expenses for the three months ended March 31, 2017. Salaries and related expenses increased by approximately 11% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the three months ended
Expense Category	March 31, 2018	March 31, 2017	$ Change	% Change
OmniComm corporate operations	$2,623,054	$2,241,212	$381,842	17.0%
New Jersey operations office	296,874	303,996	(7,122)	-2.3%
OmniComm Europe, GmbH	168,124	164,749	3,375	2.0%
OmniComm Ltd.	330,566	232,309	98,257	42.3%
OmniComm Spain S.L.	99,991	73,153	26,838	36.7%
OmniComm Systems B.V.	84,205	141,185	(56,980)	-40.4%
Employee stock compensation	56,526	133,979	(77,453)	-57.8%
Total salaries and related expenses	$3,659,340	$3,290,583	$368,757	11.2%

As of March 31, 2018, we employed 145 employees and consultants Company-wide as follows: 69 out of our headquarters in Fort Lauderdale, Florida, 9 out of a regional operating office in Somerset, New Jersey, 27 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 19 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 14 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 1 in Japan. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the three months ended March 31, 2018 and the three months ended March 31, 2017 we incurred $56,526 and $133,979, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 4% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2019. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended March 31, 2018 was a decrease in expense of $561 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $187 for the three months ended March 31, 2017.

	For the three months ended
Expense Category	March 31, 2018	March 31, 2017	$ Change	% Change
Corporate office	$104,200	$102,468	$1,732	1.7%
Co-location and disaster recovery facilities	129,785	127,217	2,568	2.0%
New Jersey operations office	13,148	13,148	-0-	0.0%
OmniComm Europe, GmbH	21,524	18,221	3,303	18.1%
OmniComm Ltd.	16,325	14,151	2,174	15.4%
OmniComm Spain S.L.	3,454	1,608	1,846	114.8%
OmniComm Systems B.V.	1,459	2,326	(867)	-37.3%
Straight-line rent expense	(561)	(187)	(374)	200.0%
Total	$289,334	$278,952	$10,382	3.7%

Consulting services expense increased to $125,536 for the three months ended March 31, 2018 compared with $59,629 for the three months ended March 31, 2017. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the three month period ended March 31, 2018. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense Category	March 31, 2018	March 31, 2017	$ Change	% Change
Sales and marketing	$13,250	$20,000	$(6,750)	-33.8%
Product development	112,286	39,629	72,657	183.3%
Total	$125,536	$59,629	$65,907	110.5%

Legal and professional fees increased approximately 50% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended March 31, 2018 and March 31, 2017, respectively.

	For the three months ended
Expense Category	March 31, 2018	March 31, 2017	$ Change	% Change
Financial advisory	$27,633	$25,000	$2,633	10.5%
Audit and related	35,223	27,000	8,223	30.5%
Accounting services	59,934	46,879	13,055	27.8%
Legal-employment related	10,661	12,311	(1,650)	-13.4%
Legal-financial related	66,976	32,507	34,469	106.0%
General legal	20,825	3,660	17,165	469.0%
Total	$221,252	$147,357	$73,895	50.1%

Selling, general and administrative expenses (“SG&A”) increased by $200,867 or approximately 96% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2017 we spent approximately $700,000 on marketing, sales and advertising. We expect that the 2018 marketing, sales and advertising expenses will be approximately $1,200,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended March 31, 2018 we recognized a credit of $3,387 in bad debt expense compared to bad debt expense of $29,366 for the three months ended March 31, 2017. This change was primarily the result of a decrease in aged receivable balances that enabled us to decrease our reserve. During the remainder of 2018 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2018.

Interest expense was $316,361 for the three months ended March 31, 2018 compared to $339,457 for the three months ended March 31, 2017, a decrease of $23,096. Interest incurred to related parties was $225,418 during the three months ended March 31, 2018 and $231,459 for the three months ended March 31, 2017. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense increased year over year primarily due to the accretion of the discount from the derivatives associated with debt that was issued. The table below provides detail on the significant components of interest expense for the three months ended March 31, 2018 and March 31, 2017.

	For the three months ended
Debt Description	March 31, 2018	March 31, 2017	$ Change	% Change
Accretion of discount from derivatives	$54,518	$61,429	$(6,911)	-11.3%
August 2008 convertible notes	47,342	47,342	-0-	0.0%
December 2008 convertible notes	124,274	128,860	(4,586)	-3.6%
September 2009 secured convertible debentures	-0-	21,452	(21,452)	-100.0%
General interest	50,282	38,949	11,333	29.1%
Related party notes payable	39,945	41,425	(1,480)	-3.6%
Total	$316,361	$339,457	$(23,096)	-6.8%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized gain of $28,416 during the three months ended March 31, 2018 compared with a net unrealized gain of $393,340 during the three months ended March 31, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the three months ended March 31, 2018 and March 31, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of March 31, 2018.

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At March 31, 2018, we had working capital deficit of $4,641,000.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	March 31, 2018	December 31, 2017	$ Change	% Change
Cash	$1,175,737	$1,176,551	$(814)	-0.1%
Accounts receivable, net of allowance for doubtful accounts	5,993,778	7,492,597	(1,498,819)	-20.0%
Prepaid expenses	267,584	297,131	(29,547)	-9.9%
Other current assets	20,734	11,463	9,271	80.9%
Current assets	7,457,833	8,977,742	(1,519,909)	-16.9%

Accounts payable and accrued expenses	1,561,512	2,586,045	(1,024,533)	-39.6%
Patent litigation settlement liability, current portion	-0-	112,500	(112,500)	-100.0%
Deferred revenue, current portion	5,388,991	7,564,587	(2,175,596)	-28.8%
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Conversion feature liability, related parties	1,568,527	1,604,723	(36,196)	-2.3%
Conversion feature liability	86,117	81,224	4,893	6.0%
Warrant liability, related parties	2,162,345	2,196,570	(34,225)	-1.6%
Warrant liability	1,281,341	1,244,229	37,112	3.0%
Current liabilities	12,098,833	15,439,878	(3,341,045)	-21.6%

Working capital (deficit)	$(4,641,000)	$(6,462,136)	$1,821,136	28.2%

Statement of Cash Flows Disclosure
	For the three months ended
	March 31, 2018	March 31, 2017	$ Change	% Change
Net cash provided by/(used in) operating activities	$(1,103,006)	$(731,540)	$(371,466)	50.8%
Net cash provided by/(used in) investing activities	(645,197)	(61,554)	(583,643)	-948.2%
Net cash provided by/(used in) financing activities	1,750,000	-0-	1,750,000	n/a

Net increase/(decrease) in cash and cash equivalents	(814)	(798,156)	797,342	99.9%

Changes in operating accounts	(1,917,655)	(722,275)	(1,195,380)	-165.5%

Effect of non-cash transactions on cash and cash equivalents	$221,166	$(83,239)	$304,405	365.7%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $814 to $1,175,737 at March 31, 2018 from $1,176,551 at December 31, 2017. The decrease is primarily comprised of a net income of $593,483, changes in working capital accounts of ($1,917,655) and a increase from non-cash transactions of $221,166. During the three months ended March 31, 2018 we had investing activities comprised of net purchases of property and equipment of $645,197. We had financing activities that included the proceeds of $1,750,000 from our revolving line of credit during the three month period ended March 31, 2018.

Capital Expenditures

As of March 31, 2018 we are not bound by any long or short-term agreements for the purchase or lease of capital expenditures. Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $1,200,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2018. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of March 31, 2018:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,102,500	$-0-		$400,000	(2)	$702,500	(3)	$-0-
Convertible notes (1)	6,170,000	50,000	(4)	150,000	(5)	5,770,000	(6)	200,000	(7)
Lines of credit (8)	4,400,000	-0-		-0-		4,400,000		-0-
Operating lease obligations (9)	2,075,754	786,194		456,047		328,329		505,184	(10)
Total	$13,748,254	$836,194		$1,006,047		$11,200,829		$705,184

1.	Amounts do not include interest to be paid.
2.	Includes $400,000 in 12% notes payable that mature in April 2019.
3.	Includes $420,000 in 10% notes payable that mature in April 2020 and $282,500 in 12% notes payable that mature in April 2020.
4.	Includes $50,000 in 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
5.	Includes $150,000 in 10% convertible notes that mature in April 2019.
6.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
7.	Includes $200,000 in 12% convertible notes that mature in April 2021.
8.	Includes $4,400,000 due on the revolving Line of Credit with The Northern Trust Company.
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

Debt Obligations

As of March 31, 2018 we were in default on principal and interest payments owed totaling $144,443 on our 10% Convertible Notes that were issued in 1999.

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

On June 30, 2016 the Company and Mr. Wit extended the maturity date of $1,770,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2020. The expiration date of the warrants associated with the debentures was also extended to April 1, 2020.

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

On June 30, 2016 the Company issued promissory notes in the principal amount of $372,500 and warrants to purchase 1,490,000 shares of common stock of the Company at an exercise price of $0.25 per share with an expiration date of April 1, 2020 to two investors, in exchange for existing promissory notes in the same amount. The notes carry an interest rate of 12% per annum and have a maturity date of April 1, 2020. On August 31, 2017 the Company repaid $90,000 to one of the holders.

On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At March 31, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 3.75%.

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

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($4,400,000 of which is outstanding as of March 31, 2018) or short-term bridge loans, we do not have any additional sources of working capital.

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

The Company recognizes revenues, for both financial statement and tax purposes in accordance with SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements (SAB 104)” (Codified within Accounting Standards Codification (ASC) Revenue Recognition ASC 606) and AICPA Statement of Position 97-2 (SOP 97-2) “Software Revenue Recognition” as amended by SOP 98-9 (Codified within ASC 605.985, Software Industry Revenue Recognition). SAB 104 requires that revenues be recognized ratably over the life of a contract. The Company will periodically record deferred revenues relating to advance payments in contracts. For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” 606. A five-step analysis must be met as outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SOP 97-2, as amended, requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We have analyzed each element in our multiple element arrangements and determined that we have sufficient vendor-specific objective evidence (“VSOE”) to allocate revenues to license updates and product support. License revenues are recognized on delivery if the other conditions of SOP 97-2 are satisfied. License updates and product support revenue is recognized ratably over the term of the arrangement. In arrangements where term licenses are bundled with license updates and product support and such revenue is recognized ratably over the term of the arrangement, we allocate the revenue to license revenue and to license updates and product support revenue based on the VSOE of fair value for license updates and product support revenue on perpetual licenses of similar products.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During the first three months of 2018, we adopted the following new accounting pronouncements:

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016–10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements that have been issued since the filing of our Form 10-K for the year ended December 31, 2017 to determine their impact, if any, on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being March 31, 2018, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 30, 2018, the Company issued 1,666,667 shares of Common stock to Algorithm, Inc. pursuant to the Asset Purchase Agreement dated January 30, 2018. This issuance of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NO.	DESCRIPTION	FORM	EXHIBIT	DATE FILED
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q (File No. 000-25203	31.1	05/15/2018

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-Q (File No. 000-25203	31.2	05/15/2018

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q (File No. 000-25203	32.1	05/15/2018

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith
**	Furnished herewith
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

Dated: May 15, 2018

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)