Form 10-Q
period 2018-06-30
OMNICOMM SYSTEMS INC
filed 2018-08-13
CIK 1034592

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

[Mark One]

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018

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

The number of shares outstanding of each of the issuer’s classes of common equity as of August 10, 2018: 150,409,472 common stock $.001 par value.

Table of Contents to the Quarterly Report on Form 10-Q for the six month period ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONSDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,117,179	$1,176,551
Accounts receivable, net of allowance for doubtful accounts of $176,232 and $149,980, respectively	6,648,997	7,492,597
Prepaid expenses	217,164	297,131
Other current assets	14,479	11,463
Total current assets	7,997,819	8,977,742
Property and equipment, net	1,186,189	552,538
Other assets
Intangible assets, net	911,092	97,925
Other assets	95,075	46,714

TOTAL ASSETS	$10,190,175	$9,674,919

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,606,241	$2,586,045
Notes payable, related parties, current portion, net of discount of $70,419 and $-0-, respectively	329,581	-0-
Convertible notes payable, current portion	50,000	50,000
Deferred revenue, current portion	6,353,591	7,564,587
Capital lease liability, current portion	112,227	-0-
Patent settlement liability, current portion	-0-	112,500
Conversion feature liability, related parties	961,222	1,604,723
Conversion feature liability	62,099	81,224
Warrant liability, related parties	1,388,832	2,196,570
Warrant liability	945,680	1,244,229
Total current liabilities	11,809,473	15,439,878

LONG TERM LIABILITIES
Line of credit, long term	4,400,000	2,650,000
Notes payable, related parties, long term, net of current portion, net of discount of $-0- and $117,365, respectively	-0-	282,635
Notes payable, long term, net of current portion, net of discount of $217,313 and $279,402, respectively	485,187	423,098
Convertible notes payable, related parties, long term, net of current portion	5,770,000	5,770,000
Convertible notes payable, long term, net of current portion	200,000	350,000
Deferred revenue, long term, net of current portion	1,717,072	1,952,366
Capital lease liability, long term, net of current portion	236,830	-0-

TOTAL LIABILITIES	24,618,562	26,867,977

COMMITMENTS AND CONTINGENCIES (See Note 10)

SHAREHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,772,500 shares undesignated
Series A convertible preferred stock, 5,000,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series B convertible preferred stock, 230,000 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series C convertible preferred stock, 747,500 shares authorized, -0- and -0- issued and outstanding, respectively, at $0.001 par value; liquidation preference $-0- and $-0-, respectively	-0-	-0-
Series D preferred stock, 250,000 shares authorized, 250,000 and 250,000 issued and outstanding, respectively, at $0.001 par value	250	250
Common stock, 500,000,000 shares authorized, 150,409,472 and 148,542,805 issued and outstanding, respectively, at $0.001 par value	150,411	148,544
Additional paid in capital - preferred	999,750	999,750
Additional paid in capital - common	55,040,162	54,379,454
Accumulated other comprehensive (loss)	(418,405)	(397,237)
Accumulated (deficit)	(70,200,555)	(72,323,819)

TOTAL SHAREHOLDERS' (DEFICIT)	(14,428,387)	(17,193,058)

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)	$10,190,175	$9,674,919

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$13,177,520	$12,930,309	$6,137,151	$7,272,133
Reimbursable revenues	312,605	529,578	162,502	452,224
Total revenues	13,490,125	13,459,887	6,299,653	7,724,357

Cost of goods sold	2,196,429	2,186,710	1,042,804	1,106,020
Reimbursable expenses-cost of goods sold	114,749	621,010	56,873	409,206
Total cost of goods sold	2,311,178	2,807,720	1,099,677	1,515,226

Gross margin	11,178,947	10,652,167	5,199,976	6,209,131

Operating expenses
Salaries, benefits and related taxes	7,211,505	6,512,378	3,552,165	3,221,795
Rent and occupancy expenses	593,148	549,049	303,814	270,097
Consulting services	164,120	120,734	38,584	61,105
Legal and professional fees	308,872	240,444	87,620	93,087
Travel	397,462	491,360	197,066	203,669
Telephone and internet	71,014	75,874	41,331	36,616
Selling, general and administrative	913,050	660,266	503,294	451,377
Bad debt expense	26,252	(46,997)	29,639	(76,363)
Intangible asset impairment	79,634	-0-	79,634	-0-
Depreciation expense	163,845	162,419	86,069	82,495
Amortization expense	157,447	10,875	93,298	5,472
Total operating expenses	10,086,349	8,776,402	5,012,514	4,349,350

Operating income/(loss)	1,092,598	1,875,765	187,462	1,859,781

Other income/(expense)
Interest expense, related parties	(453,080)	(465,197)	(227,662)	(233,738)
Interest expense	(187,785)	(214,752)	(96,842)	(106,754)
Interest income	9	586	4	585
Change in derivative liabilities	1,758,413	1,536,067	1,729,997	1,142,727
Transaction gain/(loss)	(85,856)	22,110	(63,178)	16,810
Income/(loss) before income taxes	2,124,299	2,754,579	1,529,781	2,679,411
Income tax (expense)	(1,035)	(1,194)	-0-	-0-

Net income/(loss) attributable to common stockholders	$2,123,264	$2,753,385	$1,529,781	$2,679,411

Net income/(loss) per share
Basic	$0.01	$0.02	$0.01	$0.02
Diluted	$0.01	$0.02	$0.01	$0.02
Weighted average number of shares outstanding
Basic	149,966,378	147,778,391	150,275,406	147,771,240
Diluted	164,067,795	162,256,010	164,376,823	162,316,240

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income/(loss) attributable to common stockholders	$2,123,264	$2,753,385	$1,529,781	$2,679,411
Other comprehensive income/(loss)
Change in foreign currency translation adjustment	(21,168)	12,076	(22,455)	14,544

Other comprehensive income/(loss)	(21,168)	12,076	(22,455)	14,544

Comprehensive income/(loss)	$2,102,096	$2,765,461	$1,507,326	$2,693,955

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2017 AND THE SIX MONTHS ENDED JUNE 30, 2018

	Preferred Stock			Common Stock				Accumulated
	Series D Preferred		Additional			Additional		other	Total
	Number	$0.001	paid in capital	Number	$0.001	paid in capital	Accumulated	comprehensive	shareholders'
	of shares	Par value	preferred	of shares	Par value	common	(deficit)	(loss)	(deficit)
Balances at December 31, 2016	250,000	$250	$999,750	147,786,917	$147,788	$53,425,956	$(75,291,037)	$(410,505)	$(21,127,798)

Employee stock option expense						364,271			364,271

Foreign currency translation adjustment								13,268	13,268

Restricted stock issuance/(forfeiture)				(16,668)	(17)	(2,817)			(2,834)

Cashless issuance of common stock, stock option exercise				22,556	23	(23)			-0-

Issuance of common stock, stock option exercise				250,000	250	35,000			35,250

Issuance of common stock, warrant exercise				500,000	500	154,500			155,000

Reclassification of conversion feature liability associated with convertible debt						402,567			402,567

Net income/(loss) for the year ended December 31, 2017	-0-	-0-	-0-	-0-	-0-	-0-	2,967,218	-0-	2,967,218

Balances at December 31, 2017	250,000	250	999,750	148,542,805	148,544	54,379,454	(72,323,819)	(397,237)	(17,193,058)

Employee stock option expense						107,075			107,075

Foreign currency translation adjustment								(21,168)	(21,168)

Issuance of common stock, purchase of Acuity				1,666,667	1,667	498,333			500,000

Issuance of common stock, stock option exercise				200,000	200	44,800			45,000

Reclassification of conversion feature liability associated with convertible debt						10,500			10,500

Net income/(loss) for the period ended June 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	2,123,264	-0-	2,123,264

Balances at June 30, 2018 (unaudited)	250,000	$250	$999,750	150,409,472	$150,411	$55,040,162	$(70,200,555)	$(418,405)	$(14,428,387)

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,123,264	$2,753,385
Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities
Change in derivative liabilities	(1,758,413)	(1,536,067)
Intangible asset impairment	79,634	-0-
Interest expense from derivative instruments	109,035	122,858
Employee stock compensation	107,075	261,926
Provision for doubtful accounts	26,252	(46,997)
Depreciation and amortization	321,292	173,294
Changes in operating assets and liabilities
Accounts receivable	817,348	613,130
Prepaid expenses	79,967	(35,182)
Other current assets	(3,016)	20,765
Other assets	(48,361)	5,565
Accounts payable and accrued expenses	(979,804)	(55,041)
Patent settlement liability	(112,500)	(343,437)
Deferred revenue	(1,446,290)	(948,794)
Net cash provided by/(used in) operating activities	(684,517)	985,405

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(438,573)	(107,348)
Purchase of Acuity software	(552,403)	-0-
Net cash (used in) investing activities	(990,976)	(107,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(150,000)	(100,000)
Proceeds/(repayments) from revolving line of credit	1,750,000	(1,100,000)
Proceeds from exercise of stock options	45,000	-0-
Principal repayment of capital lease obligation	(10,546)	-0-
Net cash provided by/(used in) financing activities	1,634,454	(1,200,000)

Effect of exchange rate changes on fixed and intangible assets	2,835	(12,850)
Effect of exchange rate changes on cash and cash equivalents	(21,168)	12,076
Net increase/(decrease) in cash and cash equivalents	(59,372)	(322,717)
Cash and cash equivalents at beginning of period	1,176,551	1,439,332

Cash and cash equivalents at end of period	$1,117,179	$1,116,615

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,035	$1,194
Interest	$523,061	$534,238

Non-cash transactions:
Notes payable issued in exchange for existing notes payable	$-0-	$350,000
Restricted stock issuance/(forfeiture)	$-0-	$(2,834)
Common stock issued for the purchase of Acuity software	$500,000	$-0-
Capital expenditures funded by capital lease borrowing	$359,603	$-0-

See accompanying summary of accounting policies and notes to unaudited condensed consolidated financial statements

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

NOTE 1:	ORGANIZATION AND NATURE OF OPERATIONS

OmniComm Systems, Inc. (“OmniComm” or the “Company”) is a healthcare technology company that provides web-based electronic data capture (“EDC”) solutions and related value-added services to pharmaceutical and biotech companies, contract research organizations (“CROs”) and other clinical trial sponsors principally located in the United States, Europe and East Asia. Our proprietary EDC software applications: TrialMaster®, TrialOne®, eClinical Suite, Promasys® and Acuity (the “EDC Software”) allow clinical trial sponsors and investigative sites to securely collect, validate, transmit and analyze clinical trial data.

Our ability to compete within the EDC industry is predicated on our ability to continue enhancing and broadening the scope of solutions offered through our EDC Software and services. Our research and product development efforts are focused on developing new and complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. During the six month periods ended June 30, 2018 and June 30, 2017 we spent $1,682,336 and $1,484,356, respectively, on research and product development activities, which are primarily comprised of salaries to our developers and other research and product development personnel and related costs associated with the development of our software products.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the six month periods ended June 30, 2018 and June 30, 2017 are unaudited, but reflect all adjustments (consisting only of normally recurring adjustments) which management considers necessary for a fair presentation of operating results.

The operating results for the six month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year-ended December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2017.

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

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

Reclassifications

Certain reclassifications have been made in the 2017 financial statements to conform to the 2018 presentation. These reclassifications did not have any effect on our net income/(loss) or shareholders’ deficit.

foreign currency translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with Accounting Standards Codification (“ASC”) 830-30, Foreign Currency Matters—Translation of Financial Statements ("ASC 830-30"). The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiaries, OmniComm Europe GmbH in Germany, OmniComm Spain S.L. in Spain and OmniComm Systems B.V. in the Netherlands is the Euro. The functional currency of the Company’s subsidiary, OmniComm Ltd. in the United Kingdom, is the British Pound Sterling. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts of the Company’s foreign subsidiaries are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income/(loss) as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to intercompany accounts that have been determined to be temporary in nature and accordingly, are recorded directly to the statement of operations. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded a translation loss of $21,168 and a translation gain of $12,076 for the six month periods ended June 30, 2018 and June 30, 2017, respectively.

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

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

The fees associated with each business activity for the six month periods ended June 30, 2018 and June 30, 2017, respectively, are:

	For the six months ended
Revenue activity	June 30, 2018	June 30, 2017
Set-up fees	$1,990,187	$2,692,108
Change orders	769,711	701,506
Maintenance	2,782,358	2,378,694
Software licenses	5,502,732	5,506,624
Professional services	1,510,209	1,606,558
Hosting	934,928	574,397
Total	$13,490,125	$13,459,887

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

ACCOUNTS RECEIVABLE

Accounts receivable are judged as to collectability by management and an allowance for bad debts is established as necessary. The allowance is based on an evaluation of the collectability of accounts receivable and prior bad debt experience. The Company had recorded an allowance for uncollectible accounts receivable of $176,232 as of June 30, 2018 and $149,980 as of December 31, 2017.

The following table summarizes activity in the Company's allowance for doubtful accounts for the six month period ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018	December 31, 2017
Beginning of period	$149,980	$179,813
Bad debt expense	26,252	130,346
Write-offs	-0-	(160,179)
End of period	$176,232	$149,980

Concentration of Credit Risk

Cash and cash equivalents and restricted cash are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of FDIC-insured limits. As of June 30, 2018, $1,110,672 was deposited in excess of FDIC-insured limits. Management believes the risk in these situations to be minimal.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

Except as follows, the Company has no significant off-balance-sheet risk or credit risk concentrations. Financial instruments that subject the Company to potential credit risks are principally cash equivalents and accounts receivable. Concentrated credit risk with respect to accounts receivable is limited to creditworthy customers. The Company's customers are principally located in the United States, Europe and East Asia. The Company is directly affected by the overall financial condition of the pharmaceutical, biotechnology and medical device industries and management believes that credit risk exists and that any credit risk the Company faces has been adequately reserved for as of June 30, 2018. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses, when incurred, are charged to the allowance. The Company's losses related to collection of accounts receivable have consistently been within management's expectations. As of June 30, 2018, the Company believes no additional credit risk exists beyond the amounts provided for in our allowance for uncollectible accounts. The Company evaluates its allowance for uncollectable accounts on a quarterly basis based on a specific review of receivable aging and the period that any receivables are beyond the standard payment terms. The Company does not require collateral from its customers in order to mitigate credit risk.

One customer accounted for 11% of our revenues during the six month period ended June 30, 2018 or approximately $1,467,000. One customer accounted for 10% of our revenues during the six month period ended June 30, 2017 or approximately $1,332,000. The following table summarizes the number of customers who individually comprise greater than 10% of total revenue and/or total accounts receivable and their aggregate percentage of the Company's total revenue and gross accounts receivable for the six month periods ended June 30, 2018 and June 30, 2017 and the year ended December 31, 2017.

	Revenues		Accounts receivable
For the period ended	Number of customers	Percentage of total revenues	Number of customers	Percentage of accounts receivable

June 30, 2018	1	11%	2	32%
December 31, 2017	1	10%	1	24%
June 30, 2017	1	10%	2	35%

The table below provides revenues from European customers for the six month periods ended June 30, 2018 and June 30, 2017.

European revenues
For the six months ended
June 30, 2018		June 30, 2017
European revenues	% of Total revenues	European revenues	% of Total revenues
$2,340,251	17%	$1,710,724	13%

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

JUNE 30, 2018 AND JUNE 30, 2017

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

DEFERRED REVENUE

Deferred revenue represents cash advances and amounts in accounts receivable as of the balance sheet date received in excess of revenue earned on on-going contracts. Payment terms vary with each contract but may include an initial payment at the time the contract is executed, with future payments dependent upon the completion of certain contract phases or targeted milestones. In the event of contract cancellation, the Company is generally entitled to payment for all work performed through the point of cancellation. As of June 30, 2018, the Company had $8,070,663 in deferred revenues relating to contracts for services to be performed over periods ranging from one month to 7 years. The Company had $6,353,591 in deferred revenues that are expected to be recognized in the next twelve fiscal months.

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs were $532,820 and $437,293 for the six month periods ended June 30, 2018 and June 30, 2017, respectively, and are included under selling, general and administrative expenses in our unaudited condensed consolidated financial statements.

RESEARCH AND PRODUCT DEVELOPMENT EXPENSES

Software development costs are expensed as incurred. ASC 985-20, Software Industry Costs of Software to Be Sold, Leased or Marketed (“ASC 985-20”), requires the capitalization of certain development costs of software to be sold once technological feasibility is established, which the Company defines as completion to the point of marketability. The capitalized cost is then amortized on a straight-line basis over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, the Company has not capitalized any software development costs under ASC 985-20. During the six month periods ended June 30, 2018 and June 30, 2017 we spent $1,682,336 and $1,484,356, respectively, on research and product development activities, which include costs associated with the development of our software products and services for our clients’ projects and which are primarily comprised of salaries and related expenses for our software developers and consulting fees paid to third-party consultants. Research and product development costs are primarily included under Salaries, benefits and related taxes in our Statement of Operations.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

EQUITY INCENTIVE PLANS

The OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) was approved at our Annual Meeting of Stockholders on June 16, 2016. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan.

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

IMPACT OF NEW ACCOUNTING STANDARDS

During the first six months of 2018, we adopted the following new accounting pronouncements:

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

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

Accounting standards-setting organizations frequently issue new or revised accounting rules. We regularly review all new pronouncements to determine their impact, if any, on our financial statements

NOTE 3:	EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share were calculated using the weighted average number of shares outstanding of 149,966,378 and 147,778,391 for the six month periods ended June 30, 2018 and June 30, 2017, respectively.

The outstanding share balance as of June 30, 2018 and June 30, 2017, respectively, includes -0- and 998,350 restricted shares that have been issued but are still at risk of forfeiture as the restrictions have not lapsed.

Antidilutive shares of 14,396,945 have been omitted from the calculation of dilutive earnings/(loss) per share for the six month period ended June 30, 2018 and 31,752,126 for the six month period ended June 30, 2017, as the shares were antidilutive. Provided below is the reconciliation between numerators and denominators of the basic and diluted earnings per share. The table below provides a reconciliation of anti-dilutive securities outstanding as of June 30, 2018 and June 30, 2017, respectively.

Anti-dilutive security	June 30, 2018	June 30, 2017
Employee stock options	1,295,000	3,850,000
Warrants	12,550,000	27,020,000
Convertible notes	440,000	740,000
Shares issuable for accrued interest	111,945	142,126
Total	14,396,945	31,752,126

The employee stock options are exercisable at prices ranging from $0.17 to $0.34 per share. The exercise prices on the warrants range from $0.25 to $0.60 per share. Shares issuable upon conversion of Convertible Debentures or accrued interest have conversion prices ranging from $0.25 to $1.25 per share.

Some of the Company’s convertible debt has an anti-dilutive effect on net income/(loss) per share and was not included in the computation of diluted earnings per share.

	For the six months ended
	June 30, 2018			June 30, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$2,123,264	149,966,378	$0.01	$2,753,385	147,778,391	$0.02

Effect of dilutive securities	(317,701)	14,101,417	(0.02)	(193,733)	14,477,619	(0.01)

Diluted EPS	$1,805,563	164,067,795	$0.01	$2,559,652	162,256,010	$0.02

	For the three months ended
	June 30, 2018			June 30, 2017
	Income/(loss)	Shares	Per-share	Income/(loss)	Shares	Per-share
	numerator	denominator	amount	numerator	denominator	amount
Basic EPS	$1,529,781	150,275,406	$0.01	$2,679,411	147,771,240	$0.02

Effect of dilutive securities	(281,506)	14,101,417	(0.02)	(205,560)	14,545,000	(0.01)

Diluted EPS	$1,248,275	164,376,823	$0.01	$2,473,851	162,316,240	$0.02

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

NOTE 4:	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2018			December 31, 2017
Description	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value	Estimated useful life (years)
Computer & office equipment	$3,016,617	$2,051,743	$964,874	$2,322,833	$1,949,982	$372,851	5
Leasehold improvements	138,047	102,146	35,901	118,380	98,901	19,479	5
Computer software	2,076,717	1,928,726	147,991	2,010,999	1,886,342	124,657	3
Office furniture	170,069	132,646	37,423	162,799	127,248	35,551	5
Total	$5,401,450	$4,215,261	$1,186,189	$4,615,011	$4,062,473	$552,538

Depreciation expense for the six month period ended June 30, 2018 was $163,845 and $162,419 for the six month period ended June 30, 2017.

NOTE 5:	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	June 30, 2018			December 31, 2017
Asset	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value	Estimated useful life (years)
eClinical Suite customer lists	$1,392,701	$1,392,701	$-0-	$1,392,701	$1,392,701	$-0-	3
Promasys B.V. customer lists	115,607	115,607	-0-	118,780	32,994	85,786	15
Promasys B.V. software code	72,837	67,981	4,856	72,837	60,698	12,139	5
Promasys B.V. URLs/website	58,387	58,387	-0-	59,990	59,990	-0-	3
Acuity software code	1,052,403	146,167	906,236	-0-	-0-	-0-	3
Total	$2,691,935	$1,780,843	$911,092	$1,644,308	$1,546,383	$97,925

During the second quarter we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

Amortization expense for the six month period ended June 30, 2018 was $157,447 and $10,875 for the six month period ended June 30, 2017.

Remaining amortization expense for the Company’s intangible assets is as follows:

Year	Amortization
2018	$180,256
2019	350,801
2020	350,801
2021	29,234
Total	$911,092

NOTE 6:	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Account	June 30, 2018	December 31, 2017
Accounts payable	$548,088	$1,303,073
Accrued payroll and related costs	741,579	925,890
Other accrued expenses	144,935	184,131
Accrued interest	171,639	172,951
Total accounts payable and accrued expenses	$1,606,241	$2,586,045

NOTE 7:	LINE OF CREDIT, NOTES PAYABLE AND LIQUIDITY

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit (“Mr. Wit”). Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 4.0%.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

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

The following table summarizes the notes payable outstanding as of June 30, 2018.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	June 30, 2018	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$400,000	$-0-
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(217,313)	(70,419)	-0-
Total			$1,102,500	$-0-	$485,187	$329,581	$-0-

The following table summarizes the notes payable outstanding as of December 31, 2017.

			Ending	Non related party		Related party
Origination	Maturity	Interest	principal		Long		Long
date	date	rate	December 31, 2017	Current	term	Current	term
2/29/2016	4/1/2019	12%	$400,000	$-0-	$-0-	$-0-	$400,000
6/30/2016	4/1/2020	10%	420,000	-0-	420,000	-0-	-0-
6/30/2016	4/1/2020	12%	282,500	-0-	282,500	-0-	-0-
Discount on notes payable				-0-	(279,402)	-0-	(117,365)
Total			$1,102,500	$-0-	$423,098	$-0-	$282,635

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

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

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

NOTE 8:	CONVERTIBLE NOTES PAYABLE

The following table summarizes the convertible debt outstanding as of June 30, 2018.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	June 30, 2018	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,020,000	$-0-	$50,000	$5,770,000	$200,000

 The following table summarizes the convertible debt outstanding as of December 31, 2017.

				Carrying amount
Date of	Maturity	Interest	Principal at	Short term		Long term
issuance	date	rate	December 31, 2017	Related	Non related	Related	Non related
8/1/1999	6/30/2004	10%	$50,000	$-0-	$50,000	$-0-	$-0-
8/29/2008	4/1/2019	10%	150,000	-0-	-0-	-0-	150,000
8/29/2008	4/1/2020	10%	1,770,000	-0-	-0-	1,770,000	-0-
12/16/2008	4/1/2020	12%	4,000,000	-0-	-0-	4,000,000	-0-
12/16/2008	4/1/2021	12%	200,000	-0-	-0-	-0-	200,000
Total			$6,170,000	$-0-	$50,000	$5,770,000	$350,000

10% Convertible Notes

During 1999, the Company issued 10% Convertible Notes payable in the amount of $862,500 pursuant to a Confidential Private Placement Memorandum. There were costs of $119,625 associated with this offering. The net proceeds to the Company were $742,875. The notes bear interest at 10% annually, payable semi-annually. The notes were convertible after maturity, which was June 30, 2004, into shares of common stock of the Company at $1.25 per share. We are in default in the payment of principal and interest. As of June 30, 2018, $812,500 of the Convertible Notes had been repaid in cash or converted into 1,495,179 shares of common stock of the Company leaving an outstanding principal balance of $50,000. There was $95,689 of accrued interest at June 30, 2018.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

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

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

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

On June 30, 2017 the Company and Mr. van Kesteren extended the maturity date of $150,000 of convertible debentures to April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019. The $150,000 of convertible debentures was repaid in full on June 30, 2018.

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

JUNE 30, 2018 AND JUNE 30, 2017

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

The principal payments required at maturity under the Company’s outstanding convertible debt at June 30, 2018 are as follows:

Year	Amount
2018	$50,000
2019	-0-
2020	5,770,000
2021	200,000
Total	$6,020,000

NOTE 9:	FAIR VALUE MEASUREMENT

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

The Company’s financial assets or liabilities subject to ASC 820 as of June 30, 2018 include the conversion feature and warrant liability associated with convertible debentures issued during 2008 and 2009 and the warrants issued during 2011 and 2016 that are associated with notes payable. The conversion feature and warrants were deemed to be derivatives (the “Derivative Instruments”) since a fixed conversion price cannot be determined for either of the Derivative Instruments due to anti-dilution provisions embedded in the offering documents for the convertible debentures. The derivative instruments were not issued for risk management purposes and as such are not designated as hedging instruments under the provisions of ASC 815, Disclosures about Derivative Instruments and Hedging Activities. See Note 8 – Convertible Notes Payable.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

Following is a description of the valuation methodologies used to determine the fair value of the Company’s financial liabilities including the general classification of such instruments pursuant to the valuation hierarchy.

A summary as of June 30, 2018 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,023,321	$-0-	$-0-	$1,023,321
Warrant liability	2,334,512	-0-	-0-	2,334,512
Total of derivative liabilities	$3,357,833	$-0-	$-0-	$3,357,833

(1) The fair value of the derivative instruments was estimated using the Income Approach and the Black Scholes option pricing model with the following assumptions for the six month period ended June 30, 2018

(2) The fair value at the measurement date is equal to the carrying value on the balance sheet

	Significant valuation assumptions for derivative instruments at June 30, 2018
Risk free interest rate	2.27%	to	2.27%
Dividend yield		0.00%
Expected volatility	86.4%	to	112.4%
Expected life (range in years)
Conversion feature liability	0.75	to	2.76
Warrant liability	0.51	to	2.76

A summary as of December 31, 2017 of the fair value of liabilities measured at fair value on a recurring basis follows:

	Fair value at	Quoted prices in active markets for identical assets/ liabilities	Significant other observable inputs	Significant unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Derivatives: (1) (2)
Conversion feature liability	$1,685,947	$-0-	$-0-	$1,685,947
Warrant liability	3,440,799	-0-	-0-	3,440,799
Total of derivative liabilities	$5,126,746	$-0-	$-0-	$5,126,746

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

A summary as of June 30, 2018 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 31, 2017	Carrying amount June 30, 2018	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Acquired assets (3)
Promasys B.V. customer list (4) (5)	$85,786	$-0-	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	12,139	4,856	-0-	-0-	72,943
Acuity software code (6)	-0-	906,236	-0-	-0-	1,052,403
Total	$97,925	$911,092	$-0-	$-0-	$1,261,599

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

(5) During the second quarter we recognized an impairment loss of $79,634 on the Promasys B.V. customer list after performing a fair value analysis on the asset utilizing a discounted cash flow model. The impairment charge is separately presented on the Statement of Operations.

(6) The acquired Acuity software code is not measured on a recurring basis since the initial fair value has been deemed to have a finite life and is being amortized periodically. Instead the Company performs an impairment analysis on a quarterly basis in order to determine whether the carrying value of the assets reflects the fair value of the assets in a market based transaction.

A summary as of December 31, 2017 of the fair value of assets measured at fair value on a non-recurring basis follows:

	Carrying amount December 30, 2016	Carrying amount December 31, 2017	Quoted prices in active markets for identical assets/ liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant other observable inputs (Level 3)
Acquired assets (3)
Promasys B.V. customer list (4)	$82,173	$85,786	$-0-	$-0-	$136,253
Promasys B.V. software code (4)	26,707	12,139	-0-	-0-	72,943
Total	$108,880	$97,925	$-0-	$-0-	$209,196

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

The table below presents the unrealized gains/(losses) for the six month periods ended June 30, 2018 and June 30, 2017.

	Other income/(expense)
	For the six months ended
	June 30, 2018	June 30, 2017
The net amount of gains/(losses) for the period included in earnings attributable to the unrealized and realized gain/(losses) from changes in derivative liabilities at the reporting date	$1,758,413	$1,536,067

Total unrealized and realized gains/(losses) included in earnings	$1,758,413	$1,536,067

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

The tables below set forth a summary of changes in fair value of the Company’s Level 3 financial liabilities at fair value for the six month period ended June 30, 2018 and the year ended December 31, 2017. The tables reflect changes for all financial liabilities at fair value categorized as Level 3 as of June 30, 2018 and December 31, 2017.

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
For the six months ended	beginning	Net realized	Net unrealized	and	associated with	end
June 30, 2018	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of period
Derivatives:
Conversion feature liability	$(1,685,947)	$-0-	$652,126	$-0-	$10,500	$(1,023,321)
Warrant liability	(3,440,799)	-0-	1,106,287	-0-	-0-	(2,334,512)
Total of derivative liabilities	$(5,126,746)	$-0-	$1,758,413	$-0-	$10,500	$(3,357,833)

	Level 3 financial liabilities at fair value
				Net	Reclassification
				purchases,	of conversion
	Balance,			issuances	feature liability	Balance,
For the year ended	beginning	Net realized	Net unrealized	and	associated with	end
December 31, 2017	of year	gains/(losses)	gains/(losses)	settlements	convertible debt	of year
Derivatives:
Conversion feature liability	$(2,325,730)	$48,375	$188,841	$-0-	$402,567	$(1,685,947)
Warrant liability	(3,999,362)	-0-	558,563	-0-	-0-	(3,440,799)
Total of derivative liabilities	$(6,325,092)	$48,375	$747,404	$-0-	$402,567	$(5,126,746)

NOTE 10:	COMMITMENTS AND CONTINGENCIES

The Company currently leases office space under operating leases for its office locations and has operating leases related to server and network co-location and disaster recovery for its operations. The minimum future lease payments required under the Company’s operating leases at June 30, 2018 are as follows:

Year	Payments
2018	$426,115
2019	595,361
2020	350,554
2021	269,962
2022	266,000
Thereafter	44,549
Total	$1,952,541

In addition to annual base rental payments, the Company pays for the operating expenses associated with its leased office space and is responsible for any escalation in operating expenses as determined in the leases. Rent expense was $593,148 and $549,049 for the six month periods ended June 30, 2018 and June 30, 2017, respectively.

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

The Company currently leases computer hardware for its operations under leases classified as capital leases. The leased equipment is amortized on a straight line basis over five years. The minimum future lease payments required under the Company’s capital leases at June 30, 2018 are as follows:

Year	Payments
2018	$66,785
2019	133,570
2020	133,570
2021	53,649
Total minimum capital lease payments	387,574
Less: Amount representing interest	38,517
Present value of minimum capital lease payments	$349,057

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

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

During the six month period ended June 30, 2017 the Company recorded a charge to earnings of ($118,436), which amount represented (i) the amount of additional license expense incurred above the stipulated minimum in the DataSci Settlement and License Agreement during the six month period ended June 30, 2017 and (ii) the accretion of the difference between the total stipulated annual minimum royalty payments and the recorded present value accrual of the annual minimum royalty payments.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

NOTE 11:	RELATED PARTY TRANSACTIONS

As of June 30, 2018, we have an aggregate of $5,770,000 of convertible debentures and $400,000 of promissory notes outstanding to our Executive Chairman and Chairman of the Board, Cornelis F. Wit (“Mr. Wit”) and have issued certain warrants to Mr. Wit, as follows:

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

On March 18, 2013, the Company entered into a $2,000,000 revolving Line of Credit (“Line of Credit”) with The Northern Trust Company guaranteed by our then Chief Executive Officer and Director, Cornelis F. Wit. Mr. Wit receives 2.0% interest (approximately $9,500 per month) from the Company on the assets pledged for the Line of Credit. On December 18, 2013 the Company renewed the Line of Credit and increased the available balance to $4,000,000. On February 3, 2015 the Company renewed the Line of Credit and increased the available balance to $5,000,000. On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 4.0%.

For the six month period ended June 30, 2018 we incurred $453,080 in interest expense payable to related parties and $465,197 for the six month period ended June 30, 2017.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

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

As of June 30, 2018 we had the following outstanding securities:

o     150,409,472 shares of common stock issued and outstanding;

o     26,020,000 warrants issued and outstanding to purchase shares of our common stock;

o     2,695,000 options issued and outstanding to purchase shares of our common stock;

o     250,000 shares of our Series D Preferred Stock issued and outstanding; and

o     $6,020,000 principal amount Convertible Debentures convertible into 11,980,000 shares of common stock.

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

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

The following table presents the cumulative arrearage of undeclared dividends by class of preferred stock as of June 30, 2018 and June 30, 2017, respectively, and the per share amount by class of preferred stock.

	Cumulative arrearage as of		Cumulative arrearage per share as of
	June 30,		June 30,
Series of preferred stock	2018	2017	2018	2017

Series B	$609,887	$609,887	$3.05	$3.05
Series C	1,472,093	1,472,093	$4.37	$4.37
Total preferred stock arrearage	$2,081,980	$2,081,980

Warrants Issued in Capital Transactions

The following tables summarize all outstanding warrants for the six month period ended June 30, 2018 and the year ended December 31, 2017, and the related changes during these periods.

June 30, 2018						June 30, 2018
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	26,020,000	1.40	$0.42	26,020,000	$0.42

December 31, 2017						December 31, 2017
Warrants outstanding						Warrants exercisable
Range of exercise price			Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.25	–	$0.60	27,020,000	1.84	$0.42	27,020,000	$0.42

Warrants
Balance at December 31, 2016	27,860,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(840,000)
Balance at December 31, 2017	27,020,000
Issued	-0-
Exercised	-0-
Expired/forfeited	(1,000,000)
Balance at June 30, 2018	26,020,000
Warrants exercisable at June 30, 2018	26,020,000

Weighted average fair value of warrants granted during 2018	n/a

Other Comprehensive (Loss)

Due to the availability of net operating losses and related deferred tax valuations, there is no tax effect associated with any component of other comprehensive (loss). The following table lists the beginning balance, activity and ending balance of the components of accumulated other comprehensive (loss).

	Foreign currency translation	Accumulated other comprehensive (loss)
Balance at December 31, 2016	$(410,505)	$(410,505)
2017 Activity	13,268	13,268
Balance at December 31, 2017	(397,237)	(397,237)
2018 Activity	(21,168)	(21,168)
Balance at June 30, 2018	$(418,405)	$(418,405)

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

NOTE 13:	EQUITY INCENTIVE PLANS

Stock Option Plans

Description of 2016 Equity Incentive Plan

In 2016, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan provides for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. The 2016 Plan initially provides for the issuance of up to 10,000,000 shares of our common stock for issuance upon awards granted under the 2016 Plan. In addition, the number of shares of common stock available for issuance under the 2016 Plan automatically increases on January 1st of each year for a period of nine (9) years commencing on January 1, 2017 and ending on (and including) January 1, 2025, in an amount equal to five percent (5%) of the total number of shares authorized under the 2016 Plan. As of June 30, 2018 11,025,000 shares of our common stock were authorized for issuance under the 2016 Plan. Unless earlier terminated by the Board, the 2016 Plan shall terminate on June 29, 2026.

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

As of June 30, 2018, there were 2,420,000 outstanding options and -0- restricted stock shares that have been granted under the 2016 Plan. At June 30, 2018, there were 8,505,000 shares available for grant as options or other forms of share-based compensation under the 2016 Plan.

Description of 2009 Equity Incentive Plan

In 2009, the Company’s Board of Directors and stockholders approved the OmniComm Systems, Inc. 2009 Equity Incentive Plan (the “2009 Plan”). On June 16, 2016 the 2009 Plan terminated upon the approval of the 2016 Plan. The 2009 Plan provided for granting Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Unit Awards and Performance Share Units. Pursuant to the 2009 Plan, 7,500,000 shares of the Company’s common stock were authorized for issuance.

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

As of June 30, 2018, there were 275,000 outstanding options and 3,876,662 restricted stock shares that have been granted under the 2009 Plan. At June 30, 2018, there were -0- shares available for grant as options or other forms of share-based compensation under the 2009 Plan.

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

The following table summarizes the stock option activity for the Company’s equity incentive plans:

	Number of options	Weighted average exercise price (per share)	Weighted average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at December 31, 2016	1,225,000	$0.17	2.62	$83,425
Granted	4,650,000	0.26
Exercised	(300,000)	0.13
Forfeited/cancelled/expired	(300,000)	0.14

Outstanding at December 31, 2017	5,275,000	0.26	4.09	$130,475
Granted	570,000	0.28
Exercised	(200,000)	0.22
Forfeited/cancelled/expired	(2,950,000)	0.25

Outstanding at June 30, 2018	2,695,000	$0.27	3.83	$66,925

Vested and exercisable at June 30, 2018	750,000	$0.22	2.75	$44,488

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price at quarter-end and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018.

The total number of shares vesting and the fair value of shares vesting for the six month periods ended June 30, 2018 and June 30, 2017, respectively, was:

Fair value of options vesting for the period ended	Number of options vested	Fair value of options vested
June 30, 2018	550,000	$108,996
June 30, 2017	12,500	$2,834

Cash received for stock option exercises for the six month periods ended June 30, 2018 and June 30, 2017 was $45,000 and $-0-, respectively. Due to the Company’s net loss position, no income tax benefit has been realized during the six month periods ended June 30, 2018 and June 30, 2017.

The following table summarizes information concerning options outstanding at June 30, 2018:

	Awards breakdown by price range at June 30, 2018
			Outstanding			Vested
Strike price range ($)			Outstanding stock options	Weighted average remaining contractual life	Weighted average outstanding strike price	Vested stock options	Weighted average remaining vested contractual life	Weighted average vested strike price
0.00	to	0.20	250,000	0.99	$0.17	250,000	0.99	$0.17
0.21	to	0.30	1,720,000	4.04	0.26	500,000	3.63	0.25
0.31	to	0.50	725,000	4.32	0.34	-0-	0.00	0.00
0.00	to	0.50	2,695,000	3.83	$0.27	750,000	2.75	$0.22

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

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

The weighted average fair value (per share) of options granted during the six month period ended June 30, 2018 was $0.23 and $0.19 during the six month period ended June 30, 2017. The Black Scholes option-pricing model was utilized to calculate these values.

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

Below are the assumptions for the fair value of share-based payments for the six month period ended June 30, 2018 and the year ended December 31, 2017.

	Stock option assumptions for the period ended
Stock option assumptions	June 30, 2018	December 31, 2017
Risk-free interest rate	2.82%	1.81%
Expected dividend yield	0.0%	0.0%
Expected volatility	163.6%	127.1%
Expected life of options (in years)	5	5

The following table summarizes weighted average grant date fair value activity for the Company’s incentive stock plans:

	Weighted average grant date fair value
	for the period ended June 30,
	2018	2017
Stock options granted during the period	$0.23	$0.19

Stock options vested during the period	$0.20	$0.23

Stock options forfeited during the period	$0.19	$0.13

OMNICOMM SYSTEMS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND JUNE 30, 2017

(unaudited)

A summary of the status of the Company’s non-vested shares underlying stock options as of June 30, 2018 and changes during the six month period ended June 30, 2018 is as follows:

	Shares underlying stock options	Weighted average grant date fair value
Nonvested shares at January 1, 2018	4,875,000	$0.21

Nonvested shares at June 30, 2018	1,945,000	$0.24

As of June 30, 2018, $360,142 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 14:	SUBSEQUENT EVENTS

Subsequent to June 30, 2018 the Company repaid $600,000 on its revolving Line of Credit.

Subsequent to June 30, 2018 the Company established a wholly owned subsidiary in India.

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

Our operating focus is first, to increase our sales and marketing capabilities and penetration rate and secondly, to continue developing and improving our software solutions and services to ensure our services and products remain an attractive, high-value EDC choice. Our ability to compete within the EDC and eClinical industries is predicated on our ability to continue enhancing and broadening the scope of solutions we offer. Our research and product development efforts are focused on developing new, complementary software solutions, as well as enhancing our existing software solutions through the addition of increased functionality. We spent $1,682,336 and $1,484,356 on research and product development activities during the six months ended June 30, 2018 and June 30, 2017, respectively. The majority of these expenses represent salaries and related benefits to our developers which include the costs associated with the continued development of our EDC Software applications to meet current customer requirements and with our efforts at enhancing our suite of products by incorporating new features and services we believe will improve the products and consequently improve our market position. Our research and product development team is comprised of software programmers, engineers and related support personnel.

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

We feel that the momentum established from new client acquisitions in 2017 and the first six months of 2018 coupled with our ability to retain clients for repeat engagements provide a good operating base from which to build during the remainder of 2018. We expect to continue increasing the level of resources deployed in our sales and marketing efforts through the addition of sales personnel and by increasing our marketing efforts. We feel that a combination of our existing infrastructure, broadened array of eClinical products and services and increased success in new client acquisition, coupled with our ability to retain our existing clients will allow us to compete effectively within the EDC market.

The six months ended June 30, 2018 compared to the six months ended June 30, 2017

Results of Operations

A summarized version of our results of operations for the six months ended June 30, 2018 and June 30, 2017 is included in the table below.

Summarized Statement of Operations
For the six months ended
June 30,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$13,490,125		$13,459,887		$30,238	0.2%

Cost of goods sold	2,311,178	17.1%	2,807,720	20.9%	(496,542)	-17.7%

Gross margin	11,178,947	82.9%	10,652,167	79.1%	526,780	4.9%

Salaries, benefits and related taxes	7,211,505	53.5%	6,512,378	48.4%	699,127	10.7%
Rent	593,148	4.4%	549,049	4.1%	44,099	8.0%
Consulting services	164,120	1.2%	120,734	0.9%	43,386	35.9%
Legal and professional fees	308,872	2.3%	240,444	1.8%	68,428	28.5%
Other expenses	895,654	6.6%	693,531	5.2%	202,123	29.1%
Selling, general and administrative	913,050	6.8%	660,266	4.9%	252,784	38.3%
Total operating expenses	10,086,349	74.8%	8,776,402	65.3%	1,309,947	14.9%

Operating income/(loss)	1,092,598	8.1%	1,875,765	13.9%	(783,167)	-41.8%

Interest expense	(640,865)	-4.8%	(679,949)	-5.1%	39,084	5.7%
Interest income	9	0.0%	586	0.0%	(577)	-98.5%
Change in derivatives	1,758,413	13.0%	1,536,067	11.4%	222,346	14.5%
Transaction gain/(loss)	(85,856)	-0.6%	22,110	0.2%	(107,966)	-488.3%

Income/(loss) before income taxes and dividends	2,124,299	15.7%	2,754,579	20.5%	(630,280)	-22.9%
Income tax (expense)	(1,035)	0.0%	(1,194)	0.0%	159	13.3%
Net income/(loss) attributable to common stockholders	$2,123,264	15.7%	$2,753,385	20.5%	$(630,121)	-22.9%

The table below provides a comparison of our recognized revenues for the six months ended June 30, 2018 and June 30, 2017.

	For the six months ended
Revenue activity	June 30, 2018		June 30, 2017		$ Change	% Change
Set-up fees	$1,990,187	14.8%	$2,692,108	20.0%	$(701,921)	-26.1%
Change orders	769,711	5.7%	701,506	5.2%	68,205	9.7%
Maintenance	2,782,358	20.6%	2,378,694	17.7%	403,664	17.0%
Software licenses	5,502,732	40.8%	5,506,624	40.9%	(3,892)	-0.1%
Professional services	1,510,209	11.2%	1,606,558	11.9%	(96,349)	-6.0%
Hosting	934,928	6.9%	574,397	4.3%	360,531	62.8%
Total	$13,490,125	100.0%	$13,459,887	100.0%	$30,238	0.2%

Overall revenue increased by $30,238 or 0.2% for the six months ended June 30, 2018 compared with revenue for the six months ended June 30, 2017. This increase is primarily the result of an increase in maintenance and hosting reveneues.

We recorded revenue of $9,076,913 including $1,989,822 from set-up fees, $2,799,109 from software licensing and $1,855,903 from maintenance revenues associated with TrialMaster during the six months ended June 30, 2018 compared with revenue of $10,106,711 that included $2,692,108 in set-up fees, $3,312,595 from software licensing and $1,555,291 in maintenance revenues during the six months ended June 30, 2017.

We recorded $585,201 in revenues associated with clients using the eClinical Suite during the six months ended June 30, 2018 compared with revenue of $859,545 for the six months ended June 30, 2017. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $462,146 in revenues in maintenance and $29,000 from hosting activities associated with the eClinical Suite during the six months ended June 30, 2018 compared with revenue of $491,377 from maintenance and $133,467 from hosting activities for the six months ended June 30, 2017. Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $3,471,071 including $2,537,218 from software licensing and $368,347 for maintenance for clients utilizing our TrialOne EDC software for the six months ended June 30, 2018 compared with revenue of $2,252,148 including $1,892,498 from software licensing and $181,071 for maintenance for the six months ended June 30, 2017. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $314,828 for the six months ended June 30, 2018 including $186,263 from professional services and $95,962 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $241,483 for the six months ended June 30, 2017 including $150,955 from maintenance and $76,530 from software licensing .

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

Generally, ASP contracts will range in duration from one month to several years. ASP setup fees are generally recognized in accordance with ASC 606, “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 32% of our revenues during the six month period ended June 30, 2018 and approximately 37% of our revenues during the six month period ended June 30, 2017. One customer accounted for approximately 11% of our revenues during the six month period ended June 30, 2018. One customer accounted for approximately 10% of our revenues the six month period ended June 30, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 31% of our total revenues for the six month period ended June 30, 2018 and approximately 21% of our total revenues for the six month period ended June 30, 2017.

One customer accounted for approximately 20% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2018. One customer accounted for approximately 22% and another customer accounted for approximately 13% of our accounts receivable as of June 30, 2017.

Cost of goods sold decreased approximately 18% or $496,542 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Cost of goods sold were approximately 17% of revenues for the six months ended June 30, 2018 compared to approximately 21% for the six months ended June 30, 2017. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the six months ended June 30, 2018 primarily due to a decrease in the costs associated with pass-through revenues (reimbursable revenues). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 15% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes as well as an increase in selling, general and administrative expenses.

Salaries and related expenses were our biggest operating expense at 72% of total operating expenses for the six months ended June 30, 2018 compared to 74% of total operating expenses for the six months ended June 30, 2017. Salaries and related expenses increased by approximately 11% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the six months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
OmniComm corporate operations	$5,204,161	$4,469,757	$734,404	16.4%
New Jersey operations office	560,518	558,425	2,093	0.4%
OmniComm Europe, GmbH	339,371	316,014	23,357	7.4%
OmniComm Ltd.	622,825	433,339	189,486	43.7%
OmniComm Spain S.L.	187,978	175,595	12,383	7.1%
OmniComm Systems B.V.	189,577	297,322	(107,745)	-36.2%
Employee stock compensation	107,075	261,926	(154,851)	-59.1%
Total salaries and related expenses	$7,211,505	$6,512,378	$699,127	10.7%

As of June 30, 2018, we employed 140 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 20 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 1 in Japan. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the six months ended June 30, 2018 and the six months ended June 30, 2017 we incurred $107,075 and $261,926, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 8% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2019. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the six months ended June 30, 2018 was a decrease in expense of $5,159 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $1,519 for the six months ended June 30, 2017.

	For the six months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Corporate office	$212,572	$206,161	$6,411	3.1%
Co-location and disaster recovery facilities	275,278	243,556	31,722	13.0%
New Jersey operations office	26,296	26,296	-0-	0.0%
OmniComm Europe, GmbH	42,974	37,503	5,471	14.6%
OmniComm Ltd.	31,742	28,642	3,100	10.8%
OmniComm Spain S.L.	5,948	3,495	2,453	70.2%
OmniComm Systems B.V.	3,497	4,915	(1,418)	-28.9%
Straight-line rent expense	(5,159)	(1,519)	(3,640)	-239.6%
Total	$593,148	$549,049	$44,099	8.0%

Consulting services expense increased to $164,120 for the six months ended June 30, 2018 compared with $120,734 for the six months ended June 30, 2017. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses increased year over year as we utilized the services of additional consultants during the six month period ended June 30, 2018. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the six months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Sales and marketing	$26,581	$38,000	$(11,419)	-30.1%
Product development	137,539	82,734	54,805	66.2%
Total	$164,120	$120,734	$43,386	35.9%

Legal and professional fees increased approximately 29% for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the six months ended June 30, 2018 and June 30, 2017, respectively.

	For the six months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Financial advisory	$27,633	$27,474	$159	0.6%
Audit and related	41,722	32,759	8,963	27.4%
Accounting services	110,971	95,618	15,353	16.1%
Legal-employment related	10,148	22,954	(12,806)	-55.8%
Legal-financial related	92,854	55,887	36,967	66.1%
General legal	25,544	5,752	19,792	344.1%
Total	$308,872	$240,444	$68,428	28.5%

Selling, general and administrative expenses (“SG&A”) increased by $252,784 or approximately 38% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2017 we spent approximately $700,000 on marketing, sales and advertising. We expect that the 2018 marketing, sales and advertising expenses will be approximately $1,000,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the six months ended June 30, 2018 we recognized $26,252 in bad debt expense compared to a credit for bad debt of $46,997 for the six months ended June 30, 2017. This change was primarily the result of a increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2018 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2018.

Interest expense was $640,865 for the six months ended June 30, 2018 compared to $679,949 for the six months ended June 30, 2017, a decrease of $39,084. Interest incurred to related parties was $453,080 during the six months ended June 30, 2018 and $465,197 for the six months ended June 30, 2017. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the six months ended June 30, 2018 and June 30, 2017.

	For the six months ended
Debt Description	June 30, 2018	June 30, 2017	$ Change	% Change
Accretion of discount from derivatives	$109,035	$122,858	$(13,823)	-11.3%
August 2008 convertible notes	95,211	95,211	-0-	0.0%
December 2008 convertible notes	249,929	259,152	(9,223)	-3.6%
September 2009 secured convertible debentures	-0-	43,142	(43,142)	-100.0%
General interest	106,356	76,276	30,080	39.4%
Related party notes payable	80,334	83,310	(2,976)	-3.6%
Total	$640,865	$679,949	$(39,084)	-5.7%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized gain of $1,758,413 during the six months ended June 30, 2018 compared with a net unrealized gain of $1,536,067 during the six months ended June 30, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the six month periods ended June 30, 2018 and June 30, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

The below table contains the cumulative arrearage for each series of preferred stock as of June 30, 2018.

Series of Preferred Stock	Cumulative Arrearage
Series B	$609,887
Series C	1,472,093
Total preferred stock arrearages	$2,081,980

 The three months ended June 30, 2018 compared to the three months ended June 30, 2017

Results of Operations

A summarized version of our results of operations for the three months ended June 30, 2018 and June 30, 2017 is included in the table below.

Summarized Statement of Operations
For the three months ended
June 30,
		% of		% of	$	%
	2018	Revenues	2017	Revenues	Change	Change
Total revenues	$6,299,653		$7,724,357		$(1,424,704)	-18.4%

Cost of goods sold	1,099,677	17.5%	1,515,226	19.6%	(415,549)	-27.4%

Gross margin	5,199,976	82.5%	6,209,131	80.4%	(1,009,155)	-16.3%

Salaries, benefits and related taxes	3,552,165	56.4%	3,221,795	41.7%	330,370	10.3%
Rent	303,814	4.8%	270,097	3.5%	33,717	12.5%
Consulting services	38,584	0.6%	61,105	0.8%	(22,521)	-36.9%
Legal and professional fees	87,620	1.4%	93,087	1.2%	(5,467)	-5.9%
Other expenses	527,037	8.4%	251,889	3.3%	275,148	109.2%
Selling, general and administrative	503,294	8.0%	451,377	5.8%	51,917	11.5%
Total operating expenses	5,012,514	79.6%	4,349,350	56.3%	663,164	15.2%

Operating income/(loss)	187,462	3.0%	1,859,781	24.1%	(1,672,319)	-89.9%

Interest expense	(324,504)	-5.2%	(340,492)	-4.4%	15,988	4.7%
Interest income	4	0.0%	585	0.0%	(581)	-99.3%
Change in derivatives	1,729,997	27.5%	1,142,727	14.8%	587,270	51.4%
Transaction gain/(loss)	(63,178)	-1.0%	16,810	0.2%	(79,988)	-475.8%

Income/(loss) before income taxes and dividends	1,529,781	24.3%	2,679,411	34.7%	(1,149,630)	-42.9%
Income tax (expense)	-0-	0.0%	-0-	0.0%	-0-	n/a
Net income/(loss) attributable to common stockholders	$1,529,781	24.3%	$2,679,411	34.7%	$(1,149,630)	-42.9%

The table below provides a comparison of our recognized revenues for the three months ended June 30, 2018 and June 30, 2017.

	For the three months ended
Revenue activity	June 30, 2018		June 30, 2017		$ Change	% Change
Set-up fees	$781,633	12.4%	$1,310,127	17.0%	$(528,494)	-40.3%
Change orders	349,631	5.6%	371,095	4.8%	(21,464)	-5.8%
Maintenance	1,412,267	22.4%	1,159,303	15.0%	252,964	21.8%
Software licenses	2,233,332	35.5%	3,541,767	45.9%	(1,308,435)	-36.9%
Professional services	1,079,126	17.1%	1,047,478	13.5%	31,648	3.0%
Hosting	443,664	7.0%	294,587	3.8%	149,077	50.6%
Total	$6,299,653	100.0%	$7,724,357	100.0%	$(1,424,704)	-18.4%

Overall revenue decreased by $1,424,704 or 18.4% for the three months ended June 30, 2018 compared with revenue for the three months ended June 30, 2017. This decrease is primarily the result of an decrease in software licenses.

We recorded revenue of $4,223,814 including $781,268 from set-up fees, $1,234,548 from software licensing and $980,823 from maintenance revenues associated with TrialMaster during the three months ended June 30, 2018 compared with revenue of $5,775,630 that included $1,310,127 in set-up fees, $2,204,753 from software licensing and $744,987 in maintenance revenues during the three months ended June 30, 2017.

We recorded $230,277 in revenues associated with clients using the eClinical Suite during the three months ended June 30, 2018 compared with revenue of $478,643 for the three months ended June 30, 2017. eClinical Suite revenues are primarily comprised of license subscriptions and revenues associated with our hosting and maintenance services.

We recorded $183,106 in revenues in maintenance and $13,500 from hosting activities associated with the eClinical Suite during the three months ended June 30, 2018 compared with revenue of $217,121 from maintenance and $65,567 from hosting activities for the three months ended June 30, 2017. Generally, these revenues are paid quarterly and are connected to hosting and client support for clients licensing the eClinical Suite.

We recorded revenue of $1,646,579 including $914,292 from software licensing and $206,005 for maintenance for clients utilizing our TrialOne EDC software for the three months ended June 30, 2018 compared with revenue of $1,375,790 including $1,110,215 from software licensing and $133,746 for maintenance for the three months ended June 30, 2017. TrialOne revenues are primarily comprised of license subscriptions, professional services and maintenance services.

We recorded revenue of $166,870 for the three months ended June 30, 2018 including $103,464 from professional services and $42,333 from maintenance associated with clients utilizing the Promasys EDC solution as compared to revenue of $94,294 for the three months ended June 30, 2017 including $30,844 from software licensing and $63,449 from maintenance.

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

Generally, ASP contracts will range in duration from one month to several years. ASP setup fees are generally recognized in accordance with ASC 606, “Revenue Recognition”, which requires that the revenues be recognized ratably over the life of the contract. ASP maintenance fee revenues are earned and recognized monthly. Costs associated with contract revenues are recognized as incurred.

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

Our top five customers accounted for approximately 33% of our revenues during the three months ended June 30, 2018 and approximately 43% of our revenues during the three months ended June 30, 2017. One customer accounted for approximately 11% of our revenues during the three months ended June 30, 2018. One customer accounted for approximately 11% of our revenues and another customer accounted for approximately 10% of our revenues during the three months ended June 30, 2017. The loss of any of these contracts or these customers in the future could adversely affect our results of operations.

Our international customers, who are principally located in Europe and East Asia, accounted for approximately 32% of our total revenues for the three month period ended June 30, 2018 and approximately 20% of our total revenues for the three months ended June 30, 2017.

One customer accounted for approximately 20% and another customer accounted for approximately 13% of our accounts receivables as of June 30, 2018. One customer accounted for approximately 22% and another customer accounted for approximately 13% of our accounts receivable as of June 30, 2017.

Cost of goods sold decreased approximately 27% or $415,549 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Cost of goods sold were approximately 18% of revenues for the three months ended June 30, 2018 compared to approximately 20% for the three months ended June 30, 2017. Cost of goods sold relates primarily to (i) salaries and related benefits associated with the programmers, developers and systems analysts producing clinical trials on behalf of our clients and (ii) the costs associated with pass-through revenues (reimbursable revenues). Cost of goods sold decreased during the three months ended June 30, 2018 primarily due to a decrease in the costs associated with pass-through revenues (reimbursable revenues). The pass-through revenue and expense primarily relate to specific work being performed for a few clients. At this time we do not expect the volume of the pass-through revenue and expense to grow significantly and therefore we do not expect any significant degradation of our gross margin.

Overall, total operating expenses increased approximately 15% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in operating expenses is primarily the result of an increase in salaries, benefits and related taxes as well as an increase in bad debt expense.

Salaries and related expenses were our biggest operating expense at 71% of total operating expenses for the three months ended June 30, 2018 compared to 74% of total operating expenses for the three months ended June 30, 2017. Salaries and related expenses increased by approximately 10% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The table below provides a summary of the significant components of salaries and related expenses by primary cost category.

	For the three months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
OmniComm corporate operations	$2,581,107	$2,228,545	$352,562	15.8%
New Jersey operations office	263,644	254,429	9,215	3.6%
OmniComm Europe, GmbH	171,247	151,265	19,982	13.2%
OmniComm Ltd.	292,259	201,030	91,229	45.4%
OmniComm Spain S.L.	87,987	102,442	(14,455)	-14.1%
OmniComm Systems B.V.	105,372	156,137	(50,765)	-32.5%
Employee stock compensation	50,549	127,947	(77,398)	-60.5%
Total salaries and related expenses	$3,552,165	$3,221,795	$330,370	10.3%

As of June 30, 2018, we employed 140 employees and consultants Company-wide as follows: 66 out of our headquarters in Fort Lauderdale, Florida, 8 out of a regional operating office in Somerset, New Jersey, 26 in remote locations throughout the United States and Canada. Our wholly-owned subsidiary, OmniComm Europe, GmbH, employs 20 in Bonn, Germany. Our wholly-owned subsidiary, OmniComm Ltd., employs 13 in Southampton, England. Our wholly-owned subsidiary, OmniComm Spain, S. L. employs 2 in Barcelona, Spain. Our wholly-owned subsidiary, OmniComm Systems B.V. employs 4 in the Netherlands and 1 in Japan. We believe that relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

During the three months ended June 30, 2018 and the three months ended June 30, 2017 we incurred $50,549 and $127,947, respectively, in salary expense in connection with ASC 718, Compensation – Stock Compensation, which establishes standards for transactions in which an entity exchanges its equity instruments services from employees. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

Rent and related expenses increased by approximately 12.5% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The table below details the significant portions of our rent expense. Our primary data site is located at a co-location facility in Cincinnati, Ohio and we will continue utilizing this facility for the foreseeable future since it is designed to ensure 100% production system up-time and to provide system redundancy. We also utilize co-location and disaster recovery space in the Fort Lauderdale, Florida area. This facility provides us with disaster recovery and business continuity services for our operations. In 2015 we added a third co-location facility in Frankfurt, Germany. We currently lease office space in Bonn, Germany for our European subsidiary, OmniComm Europe, GmbH under a lease that expires in July 2019. We currently lease office space for a regional operating office in New Jersey under a lease that expires in March 2021. Our OmniComm Ltd. subsidiary leases office space in Southampton, UK under a lease that expires in September 2020. Our OmniComm Systems B.V. subsidiary leases office space in Leiden, the Netherlands under a lease that expires in October 2018. Our Fort Lauderdale corporate office lease expires in February 2023. The table below provides the significant components of our rent related expenses by location or subsidiary. Included in rent during the three months ended June 30, 2018 was a decrease in expense of $4,598 in non-cash, straight line rent recorded to give effect to contractual, inflation-based rent increases in our leases compared to a decrease in expense of $1,332 for the three months ended June 30, 2017.

	For the three months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Corporate office	$108,372	$103,693	$4,679	4.5%
Co-location and disaster recovery facilities	145,493	116,339	29,154	25.1%
New Jersey operations office	13,148	13,148	-0-	0.0%
OmniComm Europe, GmbH	21,450	19,282	2,168	11.2%
OmniComm Ltd.	15,417	14,491	926	6.4%
OmniComm Spain S.L.	2,494	1,887	607	32.2%
OmniComm Systems B.V.	2,038	2,589	(551)	-21.3%
Straight-line rent expense	(4,598)	(1,332)	(3,266)	-245.2%
Total	$303,814	$270,097	$33,717	12.5%

Consulting services expense decreased to $38,584 for the three months ended June 30, 2018 compared with $61,105 for the three months ended June 30, 2017. Consulting services are comprised of fees paid to consultants for help with product development and for services related to our sales and marketing efforts. Product development consulting expenses decreased year over year as we reduced the use of consultants during the three month period ended June 30, 2018. The table provided below provides the significant components of the expenses incurred related to consulting services.

	For the three months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Sales and marketing	$13,331	$18,000	$(4,669)	-25.9%
Product development	25,253	43,105	(17,852)	-41.4%
Total	$38,584	$61,105	$(22,521)	-36.9%

Legal and professional fees decreased approximately 5.9% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017. Professional fees include fees paid to our auditors for services rendered on a quarterly and annual basis in connection with our filings with the Securities and Exchange Commission (“SEC”) and fees paid to our attorneys in connection with representation in matters involving litigation and acquisitions or for services rendered to us related to securities and SEC related matters. The table below compares the significant components of our legal and professional fees for the three months ended June 30, 2018 and June 30, 2017, respectively.

	For the three months ended
Expense Category	June 30, 2018	June 30, 2017	$ Change	% Change
Financial advisory	$-0-	$2,474	$(2,474)	-100.0%
Audit and related	6,499	5,759	740	12.8%
Accounting services	51,037	48,739	2,298	4.7%
Legal-employment related	(513)	10,643	(11,156)	-104.8%
Legal-financial related	25,878	23,380	2,498	10.7%
General legal	4,719	2,092	2,627	125.6%
Total	$87,620	$93,087	$(5,467)	-5.9%

Selling, general and administrative expenses (“SG&A”) increased by $51,917 or approximately 12% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. SG&A expenses relate primarily to costs incurred in running our offices in Fort Lauderdale, Florida, Somerset, New Jersey, Southampton, England, Barcelona, Spain, Bonn, Germany and Leiden, the Netherlands on a day-to-day basis and other costs not directly related to other captioned items in our income statement. SG&A includes the cost of office equipment and supplies, the costs of attending conferences and seminars and other expenses incurred in the normal course of business. In 2017 we spent approximately $700,000 on marketing, sales and advertising. We expect that the 2018 marketing, sales and advertising expenses will be approximately $1,000,000 as we increase our attendance at tradeshows and our marketing efforts worldwide.

During the three months ended June 30, 2018 we recognized $29,639 in bad debt expense compared to a credit of $76,363 in bad debt expense for the three months ended June 30, 2017. This change was primarily the result of a increase in aged receivable balances that caused us to increase our reserve. During the remainder of 2018 we will continue to carefully and actively manage our potential exposure to bad debt by closely monitoring our accounts receivable and proactively taking the action necessary to limit our exposure. We have been very successful in managing and collecting our outstanding accounts receivable. We believe that our current allowance for uncollectible accounts accurately reflects any accounts which may prove uncollectible during the remainder of 2018.

Interest expense was $324,504 for the three months ended June 30, 2018 compared to $340,492 for the three months ended June 30, 2017, a decrease of $15,988. Interest incurred to related parties was $227,662 during the three months ended June 30, 2018 and $233,738 for the three months ended June 30, 2017. Included in interest expense is the accretion of discounts recorded related to financial instrument derivatives that were deemed a part of the financings we undertook in 2008 and 2009 and relating to warrants issued during 2011 and 2016. Interest expense decreased year over year primarily due to the repayment of outstanding debt. The table below provides detail on the significant components of interest expense for the three months ended June 30, 2018 and June 30, 2017.

	For the three months ended
Debt Description	June 30, 2018	June 30, 2017	$ Change	% Change
Accretion of discount from derivatives	$54,517	$61,429	$(6,912)	-11.3%
August 2008 convertible notes	47,869	47,869	-0-	0.0%
December 2008 convertible notes	125,655	130,292	(4,637)	-3.6%
September 2009 secured convertible debentures	-0-	21,690	(21,690)	-100.0%
General interest	56,074	37,327	18,747	50.2%
Related party notes payable	40,389	41,885	(1,496)	-3.6%
Total	$324,504	$340,492	$(15,988)	-4.7%

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

We record unrealized gains/losses related to changes in our derivative liabilities associated with the issuance of convertible debt that occurred during 2008 and 2009 and warrants associated with promissory notes issued in 2011 and 2016. We recorded a net unrealized gain of $1,729,997 during the three months ended June 30, 2018 compared with a net unrealized gain of $1,142,727 during the three months ended June 30, 2017. The unrealized gains/losses can be attributed to fair value calculations undertaken periodically on the warrant and conversion feature liabilities recorded by us at the time the convertible debt and promissory notes were issued. Accordingly the warrant and conversion feature liabilities are increased or decreased based on the fair value calculations made at each quarterly balance sheet date. These non-cash gains and losses have materially impacted our results of operations during the three month periods ended June 30, 2018 and June 30, 2017 and can be reasonably anticipated to materially affect our net loss or net income in future periods. The fair value calculations are heavily reliant on the value of our common stock and on the calculated volatility of the price of our common stock on the OTCQX Marketplace. Accordingly, significant changes in our stock price will create large unrealized gains and losses on our financial statements. We are, however, unable to estimate the amount of such income/expense in future periods as the income/expense is partly based on the market price of our common stock at the end of a future measurement date. In addition, if we issue securities in the future which are classified as derivatives we will incur expense and income items in future periods. Investors are cautioned to consider the impact of this non-cash accounting treatment on our financial statements.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its operating, investing and financing needs for cash. We have historically experienced negative cash flows and have relied on the proceeds from the sale of debt and equity securities to fund our operations. At June 30, 2018, we had working capital deficit of $3,811,654.

The table provided below summarizes key measures of our liquidity and capital resources:

Liquidity and Capital Resources
Summarized Balance Sheet Disclosure
	June 30, 2018	December 31, 2017	$ Change	% Change
Cash	$1,117,179	$1,176,551	$(59,372)	-5.0%
Accounts receivable, net of allowance for doubtful accounts	6,648,997	7,492,597	(843,600)	-11.3%
Prepaid expenses	217,164	297,131	(79,967)	-26.9%
Other current assets	14,479	11,463	3,016	26.3%
Current assets	7,997,819	8,977,742	(979,923)	-10.9%

Accounts payable and accrued expenses	1,606,241	2,586,045	(979,804)	-37.9%
Notes payable, related parties, current portion, net of discount	329,581	-0-	329,581	n/a
Convertible notes payable, current portion, net of discount	50,000	50,000	-0-	0.0%
Deferred revenue, current portion	6,353,591	7,564,587	(1,210,996)	-16.0%
Capital lease liability	112,227	-0-	112,227	n/a
Patent litigation settlement liability, current portion	-0-	112,500	(112,500)	-100.0%
Conversion feature liability, related parties	961,222	1,604,723	(643,501)	-40.1%
Conversion feature liability	62,099	81,224	(19,125)	-23.5%
Warrant liability, related parties	1,388,832	2,196,570	(807,738)	-36.8%
Warrant liability	945,680	1,244,229	(298,549)	-24.0%
Current liabilities	11,809,473	15,439,878	(3,630,405)	-23.5%

Working capital (deficit)	$(3,811,654)	$(6,462,136)	$2,650,482	41.0%

Statement of Cash Flows Disclosure
	For the six months ended
	June 30, 2018	June 30, 2017	$ Change	% Change
Net cash provided by/(used in) operating activities	$(684,517)	$985,405	$(1,669,922)	-169.5%
Net cash provided by/(used in) investing activities	(990,976)	(107,348)	(883,628)	-823.1%
Net cash provided by/(used in) financing activities	1,634,454	(1,200,000)	2,834,454	236.2%

Net increase/(decrease) in cash and cash equivalents	(59,372)	(322,717)	263,345	81.6%

Changes in operating accounts	(1,692,656)	(742,994)	(949,662)	-127.8%

Effect of non-cash transactions on cash and cash equivalents	$(1,115,125)	$(1,024,986)	$(90,139)	-8.8%

Cash and Cash Equivalents

Cash and cash equivalents decreased by $59,372 to $1,117,179 at June 30, 2018 from $1,176,551 at December 31, 2017. The decrease is primarily comprised of a net income of $2,123,264, changes in working capital accounts of ($1,692,656) and a decrease from non-cash transactions of $1,115,125. During the six months ended June 30, 2018 we had investing activities of $990,976. We had financing activities that included the proceeds of $1,750,000 from our revolving line of credit, repayment of notes payable of $150,000, proceeds of $45,000 from stock option exercises and payment of $10,546 for capital leases during the six month period ended June 30, 2018.

Capital Expenditures

Any amounts expended for capital expenditures would be the result of an increase in the capacity needed to adequately service any increase in our business. To date we have primarily paid for any needed additions to our capital equipment infrastructure from working capital funds and anticipate this being the case in the future.

Presently, we have approximately $500,000 planned for capital expenditures to further develop our infrastructure to allow for growth in our operations during the remainder of 2018. We expect to fund these capital expenditure needs through a combination of vendor-provided financing, the use of operating or capital equipment leases and cash provided from operations.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2018:

Contractual obligation		Payments due by period
	Total	Less than 1 year		1-2 Years		2-3 Years		3+ Years
Promissory notes (1)	$1,102,500	$400,000	(2)	$702,500	(3)	$-0-		$-0-
Convertible notes (1)	6,020,000	50,000	(4)	5,770,000	(5)	200,000	(6)	-0-
Lines of credit (7)	4,400,000	-0-		4,400,000		-0-		-0-
Operating lease obligations (8)	1,952,541	807,513		401,526		303,197		440,305	(9)
Capital lease obligations (10)	349,057	112,227		120,538		116,292		-0-
Total	$13,824,098	$1,369,740		$11,394,564		$619,489		$440,305

1.	Amounts do not include interest to be paid.
2.	Includes $400,000 in 12% notes payable that mature in April 2019.
3.	Includes $420,000 in 10% notes payable that mature in April 2020 and $282,500 in 12% notes payable that mature in April 2020.
4.	Includes $50,000 in 10% convertible notes currently in default and due that are convertible into shares of common stock at the option of the holder at a conversion rate of $1.25 per share.
5.	Includes $1,770,000 in 10% convertible notes that mature in April 2020 and $4,000,000 in 12% convertible notes that mature in April 2020.
6.	Includes $200,000 in 12% convertible notes that mature in April 2021.
7.	Includes $4,400,000 due on the revolving Line of Credit with The Northern Trust Company.
8.

Includes office lease obligations for our Corporate Office in Florida, our regional operating office in New Jersey, our co-location and disaster recovery locations in Ohio, Florida and Germany, our office in England, our office in the Netherlands and our European headquarters in Germany.

9.	Includes office lease obligations through 2023.
10.	Includes capital lease obligations for hardware located in our co-location sites in Ohio and Germany.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Debt Obligations

As of June 30, 2018 we were in default on principal and interest payments owed totaling $145,689 on our 10% Convertible Notes that were issued in 1999.

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

On April 7, 2017 the Company renewed the Line of Credit. The Line of Credit currently matures on April 7, 2020 and carries a variable interest rate based on the prime rate. At June 30, 2018, $4,400,000 was outstanding on the Line of Credit at an interest rate of 4.0%.

On June 30, 2017 the Company and our former director, Mr. van Kesteren ("Mr. van Kesteren") extended the maturity date of $150,000 of convertible debentures originally issued in August 2008. The debentures carry an interest rate of 10% and have a maturity date of April 1, 2019. The expiration date of the warrants associated with the debentures was also extended to April 1, 2019. The $150,000 of convertible debentures was repaid in full on June 30, 2018.

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

Sources of Liquidity and Capital Resources

Because of the losses we have experienced from operations we have needed to continue utilizing the proceeds from the issuance of debt and the sale of equity securities to fund our working capital needs. We have used a combination of equity financing, short-term bridge loans and long-term loans to fund our working capital needs. Other than our revenues, current capital and capital we may raise from future debt or equity offerings, the $5,000,000 revolving line of credit with The Northern Trust Company ($4,400,000 of which is outstanding as of June 30, 2018) or short-term bridge loans, we do not have any additional sources of working capital.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed consolidated financial statements as soon as they became known. In addition, our Management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, our Management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States (GAAP), and present a meaningful presentation of our financial condition and results of operations.

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

During the first six months of 2018, we adopted the following new accounting pronouncements:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, being June 30, 2018, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective such that the information relating to OmniComm, including our consolidating subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2018, the Company issued 100,000 shares of common stock to a former employee of the Company, pursuant to the exercise of options received on August 15, 2016 under the Company’s 2016 Equity Incentive Plan, at an exercise price of $0.24 per share, for an aggregate purchase price of $24,000. This issuance of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Dated: August 13, 2018

OMNICOMM SYSTEMS, INC.

By: /s/ Cornelis F. Wit

Cornelis F. Wit, Executive Chairman

(Principal Executive Officer)

By: /s/ Thomas E. Vickers

Thomas E. Vickers, Chief Financial Officer

(Principal Financial Officer)